Form 10-Q
period 2012-07-31
NAVISTAR INTERNATIONAL CORP
filed 2012-09-06
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2012, the number of shares outstanding of the registrant’s common stock was 68,588,952, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated sales, volume, demand, and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our advanced clean engine solutions;

•
our business strategies relating to, and our ability to meet federal and state regulatory heavy duty diesel emission standards applicable to certain of our engines, including the timing and costs of compliance and consequences of noncompliance with such standards;

•	our business strategies and long-term goals, and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford expected in December 2014;

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to our cost reduction initiatives, including our voluntary separation program, involuntary reduction in force, and other reductions to reduce discretionary spending;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our anticipated costs relating to the development of our emissions solutions products;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expenses;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future results include those discussed in Part I, Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2011, which was filed with the United States Securities and Exchange Commission ("SEC") on December 20, 2011 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the fiscal quarters ended January 31, 2012 and April 30, 2012, which were filed with the SEC on March 8, 2012 and June 6, 2012, respectively, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information

Item 1.     Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2012	2011	2012	2011
Sales and revenues
Sales of manufactured products, net	$3,277	$3,490	$9,540	$9,481
Finance revenues	42	47	129	154
Sales and revenues, net	3,319	3,537	9,669	9,635
Costs and expenses
Costs of products sold	2,876	2,930	8,518	7,830
Restructuring charges	4	56	24	80
Impairment of property and equipment and intangible assets	—	64	38	64
Selling, general and administrative expenses	328	334	1,068	1,006
Engineering and product development costs	137	141	408	407
Interest expense	59	62	182	187
Other expense (income), net	5	(18)	26	(39)
Total costs and expenses	3,409	3,569	10,264	9,535
Equity in loss of non-consolidated affiliates	(10)	(22)	(21)	(55)
Income (loss) before income taxes	(100)	(54)	(616)	45
Income tax benefit	196	1,463	410	1,458
Net income (loss)	96	1,409	(206)	1,503
Less: Net income attributable to non-controlling interests	12	9	35	35
Net income (loss) attributable to Navistar International Corporation	$84	$1,400	$(241)	$1,468

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$1.22	$19.10	$(3.49)	$20.13
Diluted	1.22	18.24	(3.49)	19.04

Weighted average shares outstanding:
Basic	68.7	73.3	69.1	73.0
Diluted	68.9	76.8	69.1	77.1

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net income (loss) attributable to Navistar International Corporation	$84	$1,400	$(241)	$1,468
Other comprehensive income (loss)
Foreign currency translation adjustment	(61)	4	(139)	65
Defined benefit plans (net of tax of $13, $31, $36, and $31, respectively)	23	(14)	63	65
Total other comprehensive income (loss)	(38)	(10)	(76)	130
Total comprehensive income (loss) attributable to Navistar International Corporation	$46	$1,390	$(317)	$1,598

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions, except per share data)	July 31, 2012	October 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$547	$539
Restricted cash	125	100
Marketable securities	159	718
Trade and other receivables, net	822	1,219
Finance receivables, net	1,812	2,198
Inventories	1,877	1,714
Deferred taxes, net	480	474
Other current assets	293	273
Total current assets	6,115	7,235
Restricted cash	154	227
Trade and other receivables, net	110	122
Finance receivables, net	523	715
Investments in non-consolidated affiliates	46	60
Property and equipment (net of accumulated depreciation and amortization of $2,170 and $2,056 at the respective dates)	1,646	1,570
Goodwill	280	319
Intangible assets (net of accumulated amortization of $100 and $99, at the respective dates)	179	234
Deferred taxes, net	1,926	1,583
Other noncurrent assets	164	226
Total assets	$11,143	$12,291
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,416	$1,379
Accounts payable	1,816	2,122
Other current liabilities	1,298	1,297
Total current liabilities	4,530	4,798
Long-term debt	2,996	3,477
Postretirement benefits liabilities	3,057	3,210
Deferred taxes, net	56	59
Other noncurrent liabilities	862	719
Total liabilities	11,501	12,263
Redeemable equity securities	5	5
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	3
Common stock ($0.10 par value per share, 220.0 shares authorized, and 75.4 shares issued, at both dates)	8	7
Additional paid in capital	2,274	2,253
Accumulated deficit	(396)	(155)
Accumulated other comprehensive loss	(2,020)	(1,944)
Common stock held in treasury, at cost (6.8 and 4.9 shares, at the respective dates)	(276)	(191)
Total stockholders’ deficit attributable to Navistar International Corporation	(407)	(27)
Stockholders’ equity attributable to non-controlling interests	44	50
Total stockholders’ equity (deficit)	(363)	23
Total liabilities and stockholders’ equity (deficit)	$11,143	$12,291

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2012	2011
Cash flows from operating activities
Net income (loss)	$(206)	$1,503
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	209	217
Depreciation of equipment leased to others	37	28
Deferred taxes, including change in valuation allowance	(405)	(1,472)
Impairment of property and equipment and intangible assets	38	73
Amortization of debt issuance costs and discount	31	33
Stock-based compensation	16	33
Provision for doubtful accounts, net of recoveries	—	(5)
Equity in loss of non-consolidated affiliates, net of dividends	27	57
Write-off of debt issuance cost and discount	8	—
Other non-cash operating activities	5	(9)
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	586	81
Net cash provided by operating activities	346	539
Cash flows from investing activities
Purchases of marketable securities	(672)	(1,109)
Sales or maturities of marketable securities	1,230	1,075
Net change in restricted cash and cash equivalents	48	21
Capital expenditures	(250)	(291)
Purchase of equipment leased to others	(49)	(35)
Proceeds from sales of property and equipment	12	27
Investments in non-consolidated affiliates	(18)	(48)
Proceeds from sales of affiliates	1	6
Business acquisitions, net of cash received	(12)	(1)
Acquisition of intangibles	(14)	(15)
Net cash provided by (used in) investing activities	276	(370)
Cash flows from financing activities
Proceeds from issuance of securitized debt	1,155	348
Principal payments on securitized debt	(1,532)	(560)
Proceeds from issuance of non-securitized debt	717	158
Principal payments on non-securitized debt	(582)	(73)
Net decrease in notes and debt outstanding under revolving credit facilities	(195)	(85)
Principal payments under financing arrangements and capital lease obligations	(30)	(81)
Debt issuance costs	(20)	(6)
Purchase of treasury stock	(75)	(11)
Proceeds from exercise of stock options	2	36
Dividends paid by subsidiaries to non-controlling interest	(44)	(43)
Other financing activities	(3)	—
Net cash used in financing activities	(607)	(317)
Effect of exchange rate changes on cash and cash equivalents	(7)	7
Increase (decrease) in cash and cash equivalents	8	(141)
Cash and cash equivalents at beginning of the period	539	585
Cash and cash equivalents at end of the period	$547	$444

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(241)			35	(206)
Total other comprehensive loss					(76)			(76)
Stock-based compensation			14					14
Stock ownership programs			(10)			11		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(44)	(44)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
Other		1				(1)		—
Balance as of July 31, 2012	$3	$8	$2,274	$(396)	$(2,020)	$(276)	$44	$(363)

Balance as of October 31, 2010	$4	$7	$2,206	$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				1,468			35	1,503
Total other comprehensive income					130			130
Transfer from redeemable equity securities upon exercise or expiration of stock options			3					3
Stock-based compensation			24					24
Stock ownership programs			10			23		33
Stock repurchase programs						(11)		(11)
Cash dividends paid to non-controlling interest							(43)	(43)
Impact to additional paid-in capital for valuation allowance release			45					45
Other	(1)		1					—
Balance as of July 31, 2011	$3	$7	$2,289	$(410)	$(1,066)	$(112)	$41	$752

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
We prepared the accompanying unaudited consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $250 million and $306 million and liabilities of $117 million and $158 million as of July 31, 2012 and October 31, 2011, respectively, from BDP and BDT, including $28 million and $38 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.4 billion and $1.8 billion as of July 31, 2012 and October 31, 2011, respectively, and liabilities of $1.2 billion and $1.5 billion as of July 31, 2012 and October 31, 2011, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $372 million and $468 million and related liabilities of $132 million and $216 million as of July 31, 2012 and October 31, 2011, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of July 31, 2012, approximately 4,700, or 48%, of our hourly workers and approximately 400, or 4%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. For a discussion of customer concentration, see Note 13, Segment Reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Product Warranty Liability
Accrued product warranty and deferred warranty revenue activity is as follows:

	Nine Months Ended July 31,
(in millions)	2012	2011
Balance, at beginning of period	$598	$506
Costs accrued and revenues deferred	353	281
Adjustments to pre-existing warranties(A)(B)	255	66
Payments and revenues recognized	(324)	(288)
Balance at end of period	882	565
Less: Current portion	448	254
Noncurrent accrued product warranty and deferred warranty revenue	$434	$311
_________________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2012, we recorded adjustments for changes in estimates of $123 million ($75 million, or $1.07 per diluted share, net of tax). In the second quarter of 2012, we recorded adjustments for changes in estimates of $104 million ($63 million, or $0.92 per diluted share, net of tax). The impacts of income taxes on the adjustments reflect the Company's estimated annual effective tax rate as of July 31, 2012.

(B)
In the third quarter of 2012, we recognized $10 million of adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the quarter, we reached agreement for reimbursement from such supplier and recognized a recovery for that amount and recorded a receivable within Other current assets.

The amount of deferred revenue related to extended warranty programs was $332 million and $257 million at July 31, 2012 and October 31, 2011, respectively. Revenue recognized under our extended warranty programs was $17 million and $48 million for the three and nine months ended July 31, 2012, respectively, and $13 million and $39 million for the three and nine months ended July 31, 2011, respectively. In the second quarter of 2012, the Truck segment recognized a charge of $24 million related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. The majority of the charge has been included in the adjustments to pre-existing warranties.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Issued and Recently Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements. In addition, for the three months ended July 31, 2012, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
2. Restructurings and Impairments
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
In the second quarter of 2012, the Company vacated the premises of its former world headquarters in Warrenville, Illinois and recorded a charge of $16 million, consisting of $19 million for the recognition of the fair value of the lease vacancy obligation, partially offset by $3 million for the reversal of deferred rent expense. This charge was recorded in Corporate and recognized in Restructuring charges. The cash payments associated with the lease vacancy obligation are expected to be completed by the end of 2016.
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at the Fort Wayne facility. As a result of the restructuring activities, the Truck segment has recognized $34 million of restructuring charges to date, of which $2 million and $5 million was recognized during the three and nine months ended July 31, 2012, respectively, and $4 million and $23 million was recognized during the three and nine months ended July 31, 2011, respectively. To date, the restructuring charges consist of $13 million in personnel costs for employee termination and related benefits, $7 million of charges for pension and other postretirement contractual termination benefits, and $14 million of employee relocation costs.
We anticipate additional engineering integration charges to range between $30 million and $40 million through 2013.
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations.
Chatham restructuring activities and impairment of property and equipment
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers ("CAW"). Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was also driven by economic, industry, and operational conditions that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment has recognized $48 million of restructuring charges since these actions were commenced, substantially all of which were recognized during the third quarter of 2011. Restructuring charges to date consist of $7 million in personnel costs for employee termination and related benefits, $33 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Ultimate pension and postretirement costs and termination benefits are subject to employee negotiation and acceptance rates. We anticipate additional charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
In the third quarter of 2011, the Truck segment recognized $8 million of charges for impairments of property and equipment at our Chatham facility. The closure of the facility permanently eliminated future cash flows associated with that property and equipment and its carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of certain assets within the asset group. The impairment charges reflect the impact of the restructuring activities and closure of the Chatham facility.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Custom Products restructuring activities and impairment of intangible assets
In the third quarter of 2011, the Company committed to a restructuring plan of its Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles operations (collectively "Custom Products"), including the closure of the Union City, Indiana chassis facility and the wind-down and transfer of certain operations at the RV motor coach plant in Coburg, Oregon. In the second quarter of 2012, the Company decided to discontinue accepting orders for its WCC business and take certain actions to idle the business, which are expected to occur in late 2012.
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
As a result of the decision in the second quarter of 2012 to idle the WCC business, the WCC asset group was again reviewed in the second quarter of 2012 for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Truck segment recognized asset impairment charges of $28 million. In addition, the Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
Other
Springfield Assembly Plant Actions
In the first quarter of 2011, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result, the Truck segment recorded $4 million of employee termination charges.
Subsequent Event
In August 2012, the Company announced that it is taking actions to control spending across the Company with targeted reductions in certain costs. The Company is focusing on continued reductions of the amount of discretionary spending, including but not limited to reductions from efficiencies, or prioritizing or eliminating certain programs or projects.
These actions included offering to the majority of the Company's U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Employees who applied and were accepted in the VSP will receive enhanced exit benefits. Along with the employees who chose to participate in the VSP, through the use of attrition and an involuntary reduction in force, the Company will eliminate additional positions in order to meet our targeted reduction goals. Severance benefits of various amounts, depending on the pay and length of service of the affected employees, will be payable under the reduction in force. The Company expects to complete the VSP and involuntary reduction in force in the fourth quarter of 2012 and estimates that it will incur charges between $40 million and $60 million.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Reconciliation of Restructuring Liability
The following table summarizes the activity for the nine months ended July 31, 2012 in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at July 31, 2012
Employee termination charges	$31	$2	$(8)	$(4)	$21
Employee relocation costs	—	6	(6)	—	—
Lease vacancy	—	19	(2)	1	18
Other	8	2	(7)	(1)	2
Restructuring liability	$39	$29	$(23)	$(4)	$41
The following table summarizes the activity for the nine months ended July 31, 2011, in the restructuring liability, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

(in millions)	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at July 31, 2011
Employee termination charges	$5	$25	$(4)	$—	$26
Employee relocation costs	—	4	(4)	—	—
Other	—	7	—	—	7
Restructuring liability	$5	$36	$(8)	$—	$33
3. Finance Receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $2.9 billion and $3.5 billion as of July 31, 2012 and October 31, 2011, respectively. Included in total assets are on-balance sheet finance receivables of $2.3 billion and $2.9 billion as of July 31, 2012 and October 31, 2011, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our finance receivables by major classification are as follows:

(in millions)	July 31, 2012	October 31, 2011
Retail portfolio	$1,188	$1,613
Wholesale portfolio	1,175	1,334
Total finance receivables	2,363	2,947
Less: Allowance for doubtful accounts	28	34
Total finance receivables, net	2,335	2,913
Less: Current portion, net(A)	1,812	2,198
Noncurrent portion, net	$523	$715
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.
There were no transfers of finance receivables that qualified for sale accounting treatment during the three and nine months ended July 31, 2012 and 2011. Securitization income for the three and nine months ended July 31, 2011 relates to the excess spread received and fair value changes on retail accounts sold prior to November 1, 2010. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Our Financial Services segment securitizes wholesale notes through an SPE, which has in place a revolving wholesale note trust ("Master Trust") that provides for funding of eligible wholesale notes. The Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. Components of available wholesale note trust funding facilities were as follows:

(in millions)	Maturity	July 31, 2012	October 31, 2011
Variable funding notes ("VFN")	October 2012	$500	$500
Investor notes	October 2012	350	350
Investor notes	October 2013	224	—
Investor notes	January 2012	—	250
Total wholesale note funding		$1,074	$1,100
Unutilized funding related to the variable funding notes was $320 million and $170 million at July 31, 2012 and October 31, 2011, respectively. For more information on the variable funding notes, see Note 7, Debt, to the accompanying consolidated financial statements.
In November 2011, NFC completed the sale of $224 million of two-year investor notes within the wholesale note trust funding facility.
Our Financial Services segment securitizes eligible retail accounts receivable through Truck Retail Accounts Corporation ("TRAC"), a consolidated SPE. In March 2012, the TRAC funding was renewed with a $125 million facility. The facility is secured by $123 million of retail accounts and $35 million of cash equivalents as of July 31, 2012, as compared to $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011. There were $85 million and $9 million of unutilized funding at July 31, 2012 and October 31, 2011, respectively. The renewed TRAC funding facility has a maturity date of March 2013.
Finance Revenues
Finance revenues consist of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2012	2011	2012	2011
Retail notes and finance leases revenue	$24	$32	$76	$108
Operating lease revenue	10	8	30	23
Wholesale notes interest	22	25	67	76
Retail and wholesale accounts interest	8	8	26	20
Securitization income	—	—	—	2
Gross finance revenues	64	73	199	229
Less: Intercompany revenues	22	26	70	75
Finance revenues	$42	$47	$129	$154

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

4. Allowance for Doubtful Accounts
We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio segment. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. Each portfolio segment consists of one class of receivable based on: (i) initial measurement attributes of the receivables, and (ii) the assessment and monitoring of risk and performance of the receivables.
The activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables is summarized as follows:

	Three Months Ended July 31, 2012				Three Months Ended July 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$26	$2	$17	$45	$40	$2	$34	$76
Provision for doubtful accounts, net of recoveries	1	—	—	1	(1)	—	(2)	(3)
Charge-off of accounts(A)	(1)	—	(2)	(3)	(2)	—	(4)	(6)
Allowance for doubtful accounts, at end of period	$26	$2	$15	$43	$37	$2	$28	$67

	Nine Months Ended July 31, 2012				Nine Months Ended July 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(1)	—	2	1	(1)	—	(4)	(5)
Charge-off of accounts(A)	(4)	—	(4)	(8)	(20)	—	(4)	(24)
Allowance for doubtful accounts, at end of period	$26	$2	$15	$43	$37	$2	$28	$67
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $1 million and $4 million for the three and nine months ended July 31, 2012, respectively, and $2 million and $17 million for the three and nine months ended July 31, 2011, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
Information regarding impaired finance receivables is as follows:

	As of
	July 31, 2012			October 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$14	$—	$14	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	2	—	2
Specific loss reserves on impaired finance receivables	11	—	11	10	—	10
Finance receivables on non-accrual status	11	—	11	14	—	14
For the impaired finance receivables in the retail portfolio as of July 31, 2012 and 2011, the average balances of those receivables were $13 million and $37 million during the nine months ended July 31, 2012 and 2011, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of
	July 31, 2012			October 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current	$1,116	$1,172	$2,288	$1,515	$1,328	$2,843
30-90 days past due	59	2	61	85	5	90
Over 90 days past due	13	1	14	13	1	14
Total finance receivables	$1,188	$1,175	$2,363	$1,613	$1,334	$2,947
5. Inventories
The components of inventories are as follows:

	As of
(in millions)	July 31, 2012	October 31, 2011
Finished products	$958	$873
Work in process	203	174
Raw materials	716	667
Total inventories	$1,877	$1,714
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
Prior to the termination of our NC2 Global, LLC ("NC2") joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in non-consolidated affiliates. In September 2011, the Company acquired all of Caterpillar's ownership interest in NC2, thereby increasing our equity interest in NC2 from 50% to 100%. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011.
Presented below is summarized financial information representing 100% of NC2, which was considered a significant non-consolidated affiliate during the three and nine months ended July 31, 2011, prior to the increase of our equity interest in September 2011. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheet as of July 31, 2011.

(in millions)	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2011
Net revenue	$82	$161
Net expenses	105	218
Loss before tax expense	(23)	(57)
Net loss	(24)	(58)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt

(in millions)	July 31, 2012	October 31, 2011
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $28 and $33, respectively	$872	$967
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $56 and $73, respectively	514	497
Debt of majority-owned dealerships	75	94
Financing arrangements and capital lease obligations	146	118
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	33	40
Asset-Based Credit Facility	238	—
Other	43	39
Total manufacturing operations debt	2,146	1,980
Less: Current portion	356	99
Net long-term manufacturing operations debt	$1,790	$1,881
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$1,299	$1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	857	1,072
Commercial paper, at variable rates, due serially through 2012	53	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	57	70
Total financial services operations debt	2,266	2,876
Less: Current portion	1,060	1,280
Net long-term financial services operations debt	$1,206	$1,596
Manufacturing Operations
Term Loan Credit Facility
In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility"). The maturity date of the Term Loan Credit Facility is July 16, 2014, provided that if, prior to such date, in accordance with the terms of the Company's 3.0% Senior Subordinated Convertible Notes indenture (the "Convertible Notes"), either (i) the Convertible Notes (other than Convertible Notes in an aggregate principal amount not exceeding $100 million) shall have been redeemed or repurchased and canceled or defeased and, pursuant to the terms of the Convertible Notes Indenture, shall have ceased to be outstanding, or (ii) the Company shall have irrevocably deposited with the Trustee (as defined in the Convertible Notes indenture) in trust for payment to the Holders (as defined in the Convertible Notes indenture), or irrevocably delivered to such Holders, as applicable, cash funds and/or (in the case of conversion) shares of Common Stock (as defined in the Convertible Notes indenture) sufficient to pay all amounts due or deliverable on all Convertible Notes (other than Convertible Notes in an aggregate principal amount not exceeding $100 million), in which case the Term Loan Credit Facility will mature on August 17, 2017.
The Term Loan Credit Facility is secured by a first priority security interest in certain assets of NIC, Navistar, Inc., and fifteen of its direct and indirect subsidiaries, and contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. Generally, if an event of default occurs and is not cured within any specified grace period, the administrative agent, at the request of (or with the consent of) the lenders holding not less than a majority in principal amount of the outstanding term loans, may declare the term loan to be due and payable immediately. Borrowings under the Term Loan Credit Facility accrue interest at a rate equal to a base rate plus a spread of 450 basis points or a Eurodollar rate plus a spread of 550 basis points with a LIBOR floor of 150 basis points.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In August 2012, Navistar, Inc. borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. A portion of the proceeds were used to repay all outstanding loans under Navistar, Inc.'s existing five-year inventory secured, asset-based revolving senior line of credit facility entered into in October 2011 (the "Asset-Based Credit Facility") and to pay certain fees and expenses incurred in connection with the Term Loan Credit Facility. The Term Loan Credit Facility agreement requires quarterly amortization payments of $2.5 million, with the balance due at maturity.
Amended Asset-Based Credit Facility
In October 2011, Navistar, Inc. and various other U.S. subsidiaries signed a definitive loan agreement relating to the Asset-Based Credit Facility, containing an aggregate principal amount of $355 million. In November 2011, the Company borrowed $100 million under the Asset-Based Credit Facility and, in June 2012, borrowed an additional $138 million. In August 2012, in conjunction with the Company's Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under the Asset-Based Credit Facility and Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended Asset-Based Credit Facility") providing for a term of up to four years and nine months. Following the amendment and restatement of the Asset-Based Credit Facility, each of the subsidiaries was released from its obligations under the Asset-Based Credit Facility. The Amended Asset-Based Credit Facility is secured by a first priority security interest in Navistar, Inc's aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third party processor or logistics provider locations. The Amended Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points.
Senior Notes
The Company's 8.25% Senior Notes, due in 2021 (the "Senior Notes") contain an optional redemption feature allowing the Company not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, to redeem up to $50 million in principal amount of the Senior Notes, at a redemption price equal to 103% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for a total principal amount of $100 million, by redeeming $50 million of Senior Notes on November 1, 2011 and an additional $50 million of Senior Notes on November 2, 2011. In the first quarter of 2012, the Company recorded $8 million of charges, relating to the early redemption premium and write-off of related discount and debt issuance costs.
Other
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
Financial Services Operations
In August 2012, our Mexican financial services affiliate Navistar Financial, S.A. de C.V., SOFOM, E.N.R., signed an agreement for a five-year, $95 million funding facility, which will be used to support trade receivables for the sale of our trucks and buses manufactured in Mexico and exported to Columbian dealers.
In July 2012, NFC extended the maturity date of its $500 million dealer floor plan VFN facility from July 2012 to October 2012. In August 2012, the VFN facility was renewed for $750 million with a maturity date of August 2013.
In June 2012, NFC issued $502 million of borrowings secured by retail asset-backed securities that matures in January 2019. Proceeds were used to settle the borrowings secured by retail asset-backed securities of $372 million issued in May 2012, and to settle a portion of NFC's bank credit facility revolving line of credit.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2012, we contributed $30 million and $112 million, respectively, and for the three and nine months ended July 31, 2011, we contributed $28 million and $80 million, respectively, to our pension plans to meet regulatory funding requirements. In July 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") was signed into law. The MAP-21 Act legislation impacts minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. We currently anticipate additional contributions of $45 million to our pension plans during the remainder of 2012.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). That 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the nine months ended July 31, 2012 and 2011 were $2 million and $1 million, respectively, and we anticipate contributions for the remainder of 2012 to be $17 million.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, for the nine months ended July 31, 2012 and 2011, $3 million and $5 million, respectively, was collected and deposited into the Base Trust. In the three months ended July 31, 2012 and 2011, no amounts were collected or deposited into the Base Trust.
During the third quarter of 2011, the Company committed to close its Chatham, Ontario plant. The plant closure resulted in a pension curtailment gain of $8 million that was recognized as a component of Accumulated other comprehensive loss and contractual termination charges of $35 million. The closure also resulted in an OPEB charge of $13 million during the third quarter of 2011 representing a plan curtailment and related contractual termination benefits. For more information regarding restructuring activities and the closure of the Chatham, Ontario plant, see Note 2, Restructurings and Impairments.
The Company also incurred an OPEB charge of $4 million during the third quarter of 2011 due to an OPEB plan curtailment and contractual termination charges related to the closure of the WCC Union City plant. For more information regarding restructuring activities at the WCC Union City plant, see Note 2, Restructurings and Impairments.
During the first quarter of 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility. For more information regarding restructuring activities at the Fort Wayne facility, see Note 2, Restructurings and Impairments.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost for benefits earned during the period	$5	$4	$1	$2	$13	$13	$5	$6
Interest on obligation	43	47	20	13	129	141	62	40
Amortization of cumulative loss	27	25	10	—	82	75	30	—
Amortization of prior service benefit	1	1	(2)	(7)	1	1	(4)	(22)
Settlements and curtailments	—	—	—	11	—	2	—	11
Contractual termination benefits	—	35	—	6	—	38	(3)	6
Premiums on pension insurance	—	—	—	—	1	1	—	—
Expected return on assets	(49)	(53)	(8)	(10)	(145)	(158)	(26)	(31)
Net postretirement benefits expense	$27	$59	$21	$15	$81	$113	$64	$10
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $32 million for the three and nine months ended July 31, 2012 respectively, and $7 million and $25 million for the three and nine months ended July 31, 2011, respectively.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees, is not part of the Company's consolidated financial statements. The assets of the Supplemental Trust arise from three sources: (i) the Company's 1993 contribution to the Supplemental Trust of 25.5 million shares of our Class B common stock, which were subsequently sold by the Supplemental Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company, and (iii) net investment gains on the Supplemental Trust's assets, if any.
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
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Certain foreign results in 2012 and 2011 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. Our effective tax rate in the first nine months of 2012 was higher than the U.S. statutory rate due to the impact of changes in valuation allowances related to our Canadian deferred tax assets, the geographical mix of the jurisdictions recognizing earnings or losses, and the favorable results from uncertain tax positions. Our effective tax rate for the third quarter of 2012 was higher than the U.S. statutory rate due to $173 million of income tax benefit resulting from a third quarter change in the estimated 2012 annual effective tax rate, resulting from a significant change in the 2012 forecasted results, which was caused by a change in the geographical mix of the jurisdictions in which we recognize earnings or losses, and the favorable results from uncertain tax positions. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. This evaluation resulted in the determination that we would be unable to realize a portion of our U.S. research and development credits and a valuation allowance of $14 million was, therefore, established as of July 31, 2012. We continue to maintain a valuation allowance on certain federal, state, and foreign deferred tax assets that we believe on a more-likely-than-not basis will not be realized based on current forecasted results. Based on our current domestic performance, as well as the risks associated with our strategy for meeting 2010 EPA emission standards, we also believe that it is reasonably possible that a significant additional U.S. deferred tax assets valuation allowance could be required in the next twelve months. Future events that may contribute to the need to establish an additional U.S. deferred tax asset valuation allowance include, but are not limited to: (i) continued deterioration of our domestic performance, (ii) significant warranty charges, and (iii) adverse developments with respect to our strategy for meeting 2010 EPA emission standards. For additional discussion on risks associated with our strategy for meeting 2010 EPA emission standards see section Meeting U.S. Federal and State 2010 Emission Standards Requirements of Note 12, Commitments and Contingencies.
During the second quarter 2012, our evaluation resulted in the determination that a significant portion of our valuation allowance on our Canadian deferred tax assets could be released. As a result of our analysis, we recognized an income tax benefit of $181 million from the release of valuation allowances in the nine months ended July 31, 2012.
Similarly, during the third quarter of 2011, we conducted an evaluation and determined that a significant portion of our valuation allowance on our U.S. deferred tax assets could be released as of July 31, 2011. As a result, we recognized an income tax benefit of $1.5 billion and an adjustment to Additional paid in capital of $45 million for the release of the valuation allowances on our U.S. deferred tax assets during the three months ended July 31, 2011.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2012, the amount of liability for uncertain tax positions was $14 million. If the unrecognized tax benefits are recognized, $6 million would impact our effective tax rate.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit. For the three and nine months ended July 31, 2012, the tax benefit includes interest and penalties related to our uncertain tax positions of an expense of $2 million and a benefit of $9 million, respectively, reflecting the ongoing resolution of audits in various jurisdictions. We have open tax years back to 2005 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. The liability for unrecognized tax benefits may increase or decrease during the next twelve months. The impact of any such change on our financial condition and results of operation could be in the range of $0 to $25 million. We do not expect any such change to have a material effect on our cash flows.
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
The following tables present the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$139	$—	$—	$139
Other U.S. and non-U.S. government bonds	—	—	—	—
Other	20	—	—	20
Derivative financial instruments:
Foreign currency contracts	—	1	—	1
Commodity contracts	—	—	—	—
Total assets	$159	$1	$—	$160
Liabilities
Derivative financial instruments:
Foreign currency contracts	$—	$2	$—	$2
Commodity contracts	—	6	—	6
Guarantees	—	—	7	7
Total liabilities	$—	$8	$7	$15

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$283	$—	$—	$283
Other U.S and non-U.S. government bonds	415	—	—	415
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	1	1
Foreign currency contracts	—	3	—	3
Total assets	$718	$3	$1	$722
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$3	$3	$6
Cross currency swaps	—	4	—	4
Guarantees	—	—	6	6
Total liabilities	$—	$7	$9	$16
The tables below present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2012			2011
(in millions)	Guarantees	Retained interests	Commodity contracts	Guarantees	Retained interests	Commodity contracts
Three Months Ended July 31
Balance at May 1	$7	$—	$—	$—	$—	$6
Total losses (realized/unrealized) included in earnings (A)	—	—	—	—	—	(1)
Settlements	—	—	—	—	—	(3)
Balance at July 31	$7	$—	$—	$—	$—	$2
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$2

Nine Months Ended July 31
Balance at November 1	$6	$—	$(2)	$—	$53	$2
Total gains (losses) (realized/unrealized) included in earnings (A)	—	—	(1)	—	1	5
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	2	—	—	—
Issuances	1	—	—	—	—	—
Settlements	—	—	1	—	(54)	(5)
Balance at July 31	$7	$—	$—	$—	$—	$2
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$2
_____________

(A)	For commodity contracts, gains (losses) are included in Costs of products sold. For retained interests, gains recognized are included in Finance revenues.
During the three and nine months ended July 31, 2012 and 2011, there were no purchases or sales of Level 3 financial instruments. Additionally, for the three months ended July 31, 2012 and 2011, there were no issuances of Level 3 financial instruments and there were no transfers into or out of Level 3.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
(in millions)	July 31, 2012	October 31, 2011
Finance receivables (A)	$4	$5
_____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of July 31, 2012, impaired receivables with a carrying amount of $15 million had specific loss reserves of $11 million and a fair value of $4 million. As of October 31, 2011, impaired receivables with a carrying amount of $15 million had specific loss reserves of $10 million and a fair value of $5 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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
The fair values of our debt instruments classified as Level 1 were estimated using quoted market prices. Our Loan Agreement underlying the Tax Exempt Bonds are traded but are illiquid and as a result are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The carrying values and estimated fair values of financial instruments are summarized in the tables below:

	As of July 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$689	$689	$687
Notes receivable	—	—	59	59	61
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	865	—	—	865	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	517	—	—	517	514
Debt of majority-owned dealerships	—	—	74	74	75
Financing arrangements	—	—	115	115	122
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	236	—	236	225
Promissory Note	—	—	33	33	33
Asset-Based Credit Facility	—	—	238	238	238
Other	—	—	42	42	43
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	1,301	1,301	1,299
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	—	—	818	818	857
Commercial paper, at variable rates, due serially through 2012	53	—	—	53	53
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	56	56	57

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2011
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$954	$954	$958
Notes receivable	—	—	47	47	47
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	1,131	—	—	1,131	967
3.0% Senior Subordinated Convertible Notes, due 2014(A)	633	—	—	633	497
Debt of majority-owned dealerships	—	—	88	88	94
Financing arrangements	—	—	112	112	114
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	39	39	40
Asset-Based Credit Facility	—	—	—	—	—
Other	—	—	26	26	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	1,695	1,695	1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	—	—	1,091	1,091	1,072
Commercial paper, at variable rates, due serially through 2012	70	—	—	70	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	70	70	70
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and nine months ended July 31, 2012 and 2011. None of our derivatives qualified for hedge accounting treatment during the three and nine months ended July 31, 2012 or 2011.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $2 million was provided at July 31, 2012 and no collateral was provided at October 31, 2011. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At July 31, 2012 and October 31, 2011, our exposure to the credit risk of others was $1 million and $4 million, respectively.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At July 31, 2012 and October 31, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

	As of July 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$1	Other current liabilities	$2
Cross currency swaps	Other current assets	—	Other current liabilities	—
Commodity contracts	Other current assets	—	Other current liabilities	3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	3
Total fair value		$1		$8

	As of October 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$3	Other current liabilities	$—
Cross currency swaps	Other current assets	—	Other current liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	6
Total fair value		$4		$10
The location and amount of gain (loss) recognized in income on derivatives are as follows:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
(in millions)		Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Cross currency swaps	Other expense (income), net	$—	$—
Foreign currency contracts	Other expense (income), net	(2)	(1)
Commodity forward contracts	Costs of products sold	(5)	(1)
Total loss		$(7)	$(2)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
(in millions)		Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011
Cross currency swaps	Other expense (income), net	$1	$—
Foreign currency contracts	Other expense (income), net	(5)	—
Commodity forward contracts	Costs of products sold	(7)	21
Total gain (loss)		$(11)	$21
Foreign Currency Contracts
During 2012 and 2011, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Brazilian reais, South African rand, and Euros. As of July 31, 2012, we had outstanding forward exchange contracts with notional amounts of €10 million Euros and R62 million South African rand with maturity dates ranging from July 2012 through April 2013. As of October 31, 2011, we had outstanding forward exchange contracts with notional amounts of €54 million Euros and C$6 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Commodity Forward Contracts
During 2012 and 2011, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of July 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $12 million and outstanding steel contracts with aggregate notional values of $89 million. The commodity forward contracts have maturity dates ranging from July 2012 to December 2013. As of October 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $19 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $41 million, and outstanding natural rubber contracts with aggregate notional values of $14 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
We enter into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. As of July 31, 2012 and October 31, 2011, the notional amount of our outstanding interest-rate contracts was $29 million and $50 million, respectively.
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.1 billion and $723 million of outstanding finance receivables as of July 31, 2012 and October 31, 2011, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.4 billion and $818 million as of July 31, 2012 and October 31, 2011, respectively.
Based on our historic experience of losses on similar finance receivables and GE’s first loss position, we do not believe our share of losses related to balances currently outstanding will be material. Historically, our losses, representing the entire loss amount, on similar finance receivables, measured as a percentage of the average balance of the related finance receivable, ranged from 0.3% to 2.1%. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline as our retail portfolio pays down.
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
We also have issued limited residual value guarantees in connection with various leases primarily financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of July 31, 2012. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $65 million at July 31, 2012.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At July 31, 2012, we have $36 million of unused credit commitments outstanding under this program.
In addition, as of July 31, 2012, we have entered into various purchase commitments of $99 million and contracts that have cancellation fees of $40 million with various expiration dates through 2017.
In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.
The terms of the Ford/Navistar Settlement Agreement (as defined and described below) of January 9, 2009 require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined. For more information, see 6.0 Liter Diesel Engine Litigation, below.
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
Three sites formerly owned by us; (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois; were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2012. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at July 31, 2012), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

6.0 Liter Diesel Engine Litigation
On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec Inc.") filed a motion to authorize the bringing of a class action against the Company, as well as Ford and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court (the "Superior Court") in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that the Company previously supplied to Ford. Quebec Inc. alleged that the engines in question have design and manufacturing defects, and that the Company and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks monetary damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Superior Court to order the Company and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. In December 2011, the Company and Quebec Inc. reached an agreement in principle whereby the Company voluntarily would produce certain documents to Quebec Inc. pursuant to a protective order and Quebec Inc. voluntarily would dismiss the Company from the Quebec Action without prejudice. In June 2012, the Company was dismissed without prejudice from the matter.
We also have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") filed against Ford regarding a potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminates the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents (U.S. Patent 6,058,904 and U.S. Patent 5,265,562), and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third party requests based upon substantial new questions of patentability. In July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims of U.S. Patent 6,058,904, rejecting the third party arguments.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of IIAA, our Brazilian engine manufacturing subsidiary formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$36 million at July 31, 2012) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit.
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of approximately US$5 million at July 31, 2012). The parties submitted their comments to such report in December 2011. The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to replead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the Court that it has declined to intervene at this time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order have been entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop the relator and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Relator did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Relator also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter on July 30, 2012. The Relator filed a notice of appeal to the Fifth Circuit in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met EPA's 2010 emissions standards. Navistar, Inc. previously provided information to EPA showing that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court.
Based on our assessment of the facts underlying the NOV above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Other
SEC Inquiry
On June 21, 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We are cooperating with the SEC's inquiry. On July 16, 2012, pursuant to a formal order of private investigation, we received a subpoena from the SEC requesting the same categories of documents sought via the informal inquiry. To date, we have produced certain documents and intend to continue our full cooperation with the SEC in this matter. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Meeting U.S. Federal and State 2010 Emission Standards Requirements
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and California Air Resources Board ("CARB") on-highway heavy-duty diesel ("HDD") emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics. The regulations requiring on-board diagnostics ("OBD") began the initial phase-in during 2010 for truck engines and are a part of our product plans. These changes in emission standards have resulted in and will continue to result in a significant increase in the cost of our products to meet these emission standards.
In 2011 and 2010, certain of our engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. We began using non-conformance penalties ("NCPs") for trucks using certain of our HDD engines in 2012. As described in more detail below, the need to use NCPs, any inability to continue to utilize NCPs, and the rate at which we use our emission credits could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows.
In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for heavy HDD engines. In June 2012, the D.C. Circuit Court ruled that EPA did not follow the required rulemaking processes in promulgating the Interim Final Rule and issued an order vacating the Interim Final Rule. The Company, as intervenor in that action, asked for a rehearing and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Some of our competitors filed an additional lawsuit asking the D.C. Circuit Court to invalidate the emissions certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on that request.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which would make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit and would supersede the Interim Final Rule. On August 30, 2012, EPA approved the Final Rule and it became effective upon publication in the Federal Register on September 5, 2012. It is possible that the Final Rule will be challenged by our competitors and we cannot provide assurances that the Final Rule will be upheld in the event of such a challenge.
Currently, CARB and the corresponding agencies of nine other states that have adopted California's emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed some time in 2013. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with our HDD engines in the 10 CARB States after our credits are consumed.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We submitted to the EPA and to CARB applications for a 0.20g NOx engine certificate for one 13L engine family during the first half of 2012, but after discussions with both agencies, we withdrew both applications in July 2012. We announced in July 2012 that we are changing our engines' emission strategy from an EGR only strategy to a strategy incorporating both EGR and SCR after-treatment systems ("In-Cylinder Technology Plus" or "ICT+"). We plan to apply ICT+ to our medium and heavy duty engines. In August 2012, we announced that we reached a non-binding Memorandum of Understanding ("MOU") with Cummins Inc. ("Cummins") under which Cummins Emission Solutions will supply its SCR after-treatment system. We also announced that as a part of our expanded relationship with Cummins we plan to offer the Cummins ISX 15 liter engine (the "Cummins 15L").
Our business, financial condition, results of operations, liquidity and capital resources or cash flows could be materially and adversely affected based on numerous factors relating to our ICT+ strategy as well as our shorter term plans for continued use of engines using EGR pending the full implementation of the ICT+ strategy. Some of those factors include, but are not necessarily limited to, the following:

•	The Company will incur additional costs associated with this change and there is no assurance that we will implement this strategy within the anticipated timelines.

•	Our non-binding MOU with Cummins for the Cummins 15L as well as for the SCR after treatment system is subject to the execution of definitive agreements.
We currently anticipate commencing the phasing in of the Cummins 15L engine in December 2012, the ICT+ engines beginning with the highest volume 13L engines in April 2013 and our lower volume 13L engines later in 2013 in stages. We may experience product gaps in our offerings in the 10 CARB States for certain of these engines prior to full introduction of our ICT+ engines. The duration of the gaps will be dependent on a number of factors including but not limited to our ability to execute as planned, the availability of emissions credits, and our ability to comply with the testing protocols required for the Final Rule.
As a condition to NCP certification, the EPA requires us to submit the engines to certain testing protocols to establish that the engines to be certified are no greater than 0.50g NOx, the content of which we are currently discussing with the EPA. Should our engines fail to meet the standard under the testing protocols, unless and until remediated, this result could have adverse consequences.
In the three and nine months ended July 31, 2012, the Engine segment recorded charges totaling $10 million and $20 million, respectively, for NCPs for certain 13L engine sales that did not otherwise comply with emission standards.
In addition, the OBD implementation may cause delays in shipments of certain mid-range engine families in the month of January 2013 until they are resolved.
13. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand and recreational vehicles. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications. In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers ("OEMs"). In addition, our Engine segment produces diesel engines in Brazil primarily under the MWM brand for sale to OEMs in South America, as well as contract manufacturing. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name. To control cost and technology, our Engine segment has expanded its operations to include Pure Power Technologies ("PPT"), a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, WCC chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At July 31, 2012, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
In June 2012, the Company announced changes to its organizational structure. In August 2012, the Company announced that Daniel C. Ustian, its Chairman, President and Chief Executive Officer, who was the Company's Chief Operating Decision Maker ("CODM"), informed the Board of Directors of his retirement which was effective immediately and his concurrent resignation from the Board of Directors. While there were no changes to the Company's segment reporting through July 31, 2012, the Company continues to assess the impact, if any, that the change in the CODM and ongoing changes to its organization structure will have on the Company's segment reporting.
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Operating results for interim reporting periods are not necessarily indicative of annual operating results. Selected financial information is as follows:

(in millions)	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
Three Months Ended July 31, 2012
External sales and revenues, net	$2,323	$441	$513	$42	$—	$3,319
Intersegment sales and revenues	13	399	29	22	(463)	—
Total sales and revenues, net	$2,336	$840	$542	$64	$(463)	$3,319
Net income (loss) attributable to NIC	$(30)	$(47)	$73	$22	$66	$84
Income tax benefit	—	—	—	—	196	196
Segment profit (loss)	$(30)	$(47)	$73	$22	$(130)	$(112)
Depreciation and amortization	$41	$28	$2	$9	$6	$86
Interest expense	—	—	—	20	39	59
Equity in income (loss) of non-consolidated affiliates	(12)	1	1	—	—	(10)
Capital expenditures(C)	21	39	6	1	7	74

Three Months Ended July 31, 2011
External sales and revenues, net	$2,457	$546	$487	$47	$—	$3,537
Intersegment sales and revenues	—	422	29	26	(477)	—
Total sales and revenues, net	$2,457	$968	$516	$73	$(477)	$3,537
Net income (loss) attributable to NIC	$(75)	$32	$70	$30	$1,343	$1,400
Income tax benefit	—	—	—	—	1,463	1,463
Segment profit (loss)	$(75)	$32	$70	$30	$(120)	$(63)
Depreciation and amortization	$37	$32	$2	$8	$5	$84
Interest expense	—	—	—	28	34	62
Equity in income (loss) of non-consolidated affiliates	(22)	(1)	1	—	—	(22)
Capital expenditures(C)	15	47	7	1	36	106

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Nine Months Ended July 31, 2012	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
External sales and revenues, net	$6,830	$1,301	$1,409	$129	$—	$9,669
Intersegment sales and revenues	26	1,292	98	70	(1,486)	—
Total sales and revenues, net	$6,856	$2,593	$1,507	$199	$(1,486)	$9,669
Net income (loss) attributable to NIC	$(160)	$(275)	$164	$75	$(45)	$(241)
Income tax benefit	—	—	—	—	410	410
Segment profit (loss)	$(160)	$(275)	$164	$75	$(455)	$(651)
Depreciation and amortization	$111	$87	$8	$25	$15	$246
Interest expense	—	—	—	67	115	182
Equity in income (loss) of non-consolidated affiliates	(27)	2	4	—	—	(21)
Capital expenditures(C)	53	116	18	2	61	250

Nine Months Ended July 31, 2011
External sales and revenues, net	$6,510	$1,526	$1,445	$154	$—	$9,635
Intersegment sales and revenues	18	1,180	128	75	(1,401)	—
Total sales and revenues, net	$6,528	$2,706	$1,573	$229	$(1,401)	$9,635
Net income attributable to NIC	$49	$26	$200	$102	$1,091	$1,468
Income tax benefit	—	—	—	—	1,458	1,458
Segment profit (loss)	$49	$26	$200	$102	$(367)	$10
Depreciation and amortization	$112	$91	$7	$21	$14	$245
Interest expense	—	—	—	84	103	187
Equity in income (loss) of non-consolidated affiliates	(57)	(3)	5	—	—	(55)
Capital expenditures(C)	53	131	11	1	95	291

As of July 31, 2012
Segment assets	$2,509	$1,715	$708	$2,898	$3,313	$11,143
As of October 31, 2011
Segment assets	$2,771	$1,849	$700	$3,580	$3,391	$12,291
_________________________

(A)	See Note 2, Restructurings and Impairments, for further discussion.

(B)
Total sales and revenues in the Financial Services segment include interest revenues of $63 million and $195 million for the three and nine months ended July 31, 2012, respectively, and $72 million and $225 million for the three and nine months ended July 31, 2011, respectively.

(C)	Exclusive of purchases of equipment leased to others.
Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments and were 11% of consolidated sales and revenues for the nine months ended July 31, 2011. No single customer accounted for more than 10% of consolidated sales and revenues for the three and nine months ended July 31, 2012 or the three months ended July 31, 2011.
14. Stockholders' Equity (Deficit)
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. Pursuant to the Rights Plan, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles stockholders to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable upon payment of the exercise price of $140.00 for common stock of the Company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 15% of the Company's common stock. The rights expire on June 18, 2013.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
In October 2011, the Company entered into an open market share repurchase ("OMR") agreement with a third-party financial institution to purchase the remaining $75 million worth of the Company's common stock authorized by a special committee of our Board of Directors in September 2011. The OMR commenced in November 2011, following the completion of the ASR program. In January 2012, the OMR concluded with the Company repurchasing 1,905,600 shares of our common stock. Repurchases of $70 million were settled in cash during the three months ended January 31, 2012, and the remaining $5 million was settled in cash during the three months ended April 30, 2012. The share repurchase program expired upon its completion.
15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2012	2011	2012	2011
Numerator:
Earnings (loss) attributable to Navistar International Corporation available to common stockholders	$84	$1,400	$(241)	$1,468
Denominator:
Weighted average shares outstanding:
Basic	68.7	73.3	69.1	73.0
Effect of dilutive securities	0.2	3.5	—	4.1
Diluted	68.9	76.8	69.1	77.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$1.22	$19.10	$(3.49)	$20.13
Diluted	1.22	18.24	(3.49)	19.04
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

For the three months ended July 31, 2012, 26.0 million shares were not included in the computation of diluted earnings per share, since they were anti-dilutive, as our average stock price during the period was less than the strike price. Of these 26.0 million shares not included, 11.3 million shares were related to the warrants and 11.3 million shares were related to the Convertible Notes.
For the nine months ended July 31, 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.0 million for the nine months ended July 31, 2012.
For the three and nine months ended July 31, 2011, aggregate shares not included in the computation of diluted earnings per share since they would have been anti-dilutive were 12.1 million and 0.6 million, respectively. Of the 12.1 million shares not included, 11.3 million shares were related to the warrants and were anti-dilutive because our average stock price was less than the strike price on the warrants for the three months ended July 31, 2011.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2012 and October 31, 2011, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and nine months ended July 31, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended July 31, 2012 and 2011. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2012
Sales and revenues, net	$—	$2,007	$2,941	$(1,629)	$3,319
Costs of products sold	—	1,951	2,554	(1,629)	2,876
Restructuring charges	—	3	1	—	4
Impairment of property and equipment and intangible assets	—	—	—	—	—
All other operating expenses	18	329	206	(24)	529
Total costs and expenses	18	2,283	2,761	(1,653)	3,409
Equity in income (loss) of affiliates	(30)	16	(11)	15	(10)
Income (loss) before income taxes	(48)	(260)	169	39	(100)
Income tax benefit (expense)	132	229	(187)	22	196
Net income (loss)	84	(31)	(18)	61	96
Less: Net income attributable to non-controlling interests	—	—	12	—	12
Net income (loss) attributable to Navistar International Corporation	$84	$(31)	$(30)	$61	$84

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended July 31, 2012
Net income (loss) attributable to Navistar International Corporation	$84	$(31)	$(30)	$61	$84
Other comprehensive income (loss):
Foreign currency translation adjustment	(61)	—	(60)	60	(61)
Defined benefit plans (net of tax of $13, $10, $3, $(13), and $13 respectively)	23	21	1	(22)	23
Total other comprehensive income (loss)	(38)	21	(59)	38	(38)
Total comprehensive income (loss) attributable to Navistar International Corporation	$46	$(10)	$(89)	$99	$46

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2012
Sales and revenues, net	$—	$6,141	$8,776	$(5,248)	$9,669
Costs of products sold	—	6,151	7,577	(5,210)	8,518
Restructuring charges	—	23	1	—	24
Impairment of intangible assets	—	—	38	—	38
All other operating expenses	57	1,020	682	(75)	1,684
Total costs and expenses	57	7,194	8,298	(5,285)	10,264
Equity in income (loss) of affiliates	(326)	384	(25)	(54)	(21)
Income (loss) before income taxes	(383)	(669)	453	(17)	(616)
Income tax benefit (expense)	142	243	—	25	410
Net income (loss)	(241)	(426)	453	8	(206)
Less: Net income attributable to non-controlling interests	—	—	35	—	35
Net income (loss) attributable to Navistar International Corporation	$(241)	$(426)	$418	$8	$(241)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended July 31, 2012
Net income (loss) attributable to Navistar International Corporation	$(241)	$(426)	$418	$8	$(241)
Other comprehensive income (loss):
Foreign currency translation adjustment	(139)	—	(138)	138	(139)
Defined benefit plans (net of tax of $36, $33, $4, $(37), and $36 respectively)	63	57	6	(63)	63
Total other comprehensive income (loss)	(76)	57	(132)	75	(76)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(317)	$(369)	$286	$83	$(317)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of July 31, 2012
Assets
Cash and cash equivalents	$252	$55	$240	$—	$547
Marketable securities	46	—	113	—	159
Restricted cash and cash equivalents	20	6	253	—	279
Finance and other receivables, net	4	156	3,109	(2)	3,267
Inventories	—	737	1,172	(32)	1,877
Investments in non-consolidated affiliates	(2,527)	6,303	38	(3,768)	46
Property and equipment, net	—	756	892	(2)	1,646
Goodwill	—	—	280	—	280
Deferred taxes, net	230	1,878	301	(3)	2,406
Other	108	160	370	(2)	636
Total assets	$(1,867)	$10,051	$6,768	$(3,809)	$11,143
Liabilities and stockholders’ equity (deficit)
Debt	$1,611	$418	$2,617	$(234)	$4,412
Postretirement benefits liabilities	—	2,855	315	—	3,170
Amounts due to (from) affiliates	(5,851)	9,940	(4,165)	76	—
Other liabilities	2,775	(296)	1,604	(164)	3,919
Total liabilities	(1,465)	12,917	371	(322)	11,501
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(407)	(2,866)	6,353	(3,487)	(407)
Total liabilities and stockholders’ equity (deficit)	$(1,867)	$10,051	$6,768	$(3,809)	$11,143

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2012
Net cash provided by (used in) operations	$(330)	$(362)	$458	$580	$346
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	3	45	—	48
Net sales of marketable securities	383	—	175	—	558
Capital expenditures and purchase of equipment leased to others	—	(173)	(126)	—	(299)
Other investing activities	—	(117)	86	—	(31)
Net cash provided by (used in) investment activities	383	(287)	180	—	276
Cash flows from financing activities
Net borrowings (repayments) of debt	(47)	691	(643)	(488)	(487)
Other financing activities	20	—	(48)	(92)	(120)
Net cash provided by (used in) financing activities	(27)	691	(691)	(580)	(607)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Increase (decrease) in cash and cash equivalents	26	42	(60)	—	8
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$252	$55	$240	$—	$547

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2011
Sales and revenues, net	$—	$2,072	$3,260	$(1,795)	$3,537
Costs of products sold	—	1,940	2,774	(1,784)	2,930
Restructuring charges	—	4	52	—	56
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses (income)	15	302	230	(28)	519
Total costs and expenses	15	2,246	3,120	(1,812)	3,569
Equity in income (loss) of affiliates	1,863	(52)	(9)	(1,824)	(22)
Income (loss) before income taxes	1,848	(226)	131	(1,807)	(54)
Income tax benefit (expense)	(448)	1,514	(162)	559	1,463
Net income (loss)	1,400	1,288	(31)	(1,248)	1,409
Less: Net income attributable to non-controlling interest	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$1,400	$1,288	$(40)	$(1,248)	$1,400

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended July 31, 2011
Net income (loss) attributable to Navistar International Corporation	$1,400	$1,288	$(40)	$(1,248)	$1,400
Other comprehensive income (loss):
Foreign currency translation adjustment	4	—	4	(4)	4
Defined benefit plans (net of tax of $31, $31, $0 $(31), and $31 respectively)	(14)	(19)	29	(10)	(14)
Total other comprehensive income (loss)	(10)	(19)	33	(14)	(10)
Total comprehensive income (loss) attributable to Navistar International Corporation	$1,390	$1,269	$(7)	$(1,262)	$1,390

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2011
Sales and revenues, net	$—	$5,903	$9,079	$(5,347)	$9,635
Costs of products sold	—	5,493	7,620	(5,283)	7,830
Restructuring charges	—	27	53	—	80
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses (income)	56	915	671	(81)	1,561
Total costs and expenses	56	6,435	8,408	(5,364)	9,535
Equity in income (loss) of affiliates	1,983	292	(29)	(2,301)	(55)
Income (loss) before income taxes	1,927	(240)	642	(2,284)	45
Income tax benefit (expense)	(459)	1,515	(214)	616	1,458
Net income (loss)	1,468	1,275	428	(1,668)	1,503
Less: Net income attributable to non-controlling interest	—	—	35	—	35
Net income (loss) attributable to Navistar International Corporation	$1,468	$1,275	$393	$(1,668)	$1,468

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended July 31, 2011
Net income attributable to Navistar International Corporation	$1,468	$1,275	$393	$(1,668)	$1,468
Other comprehensive income:
Foreign currency translation adjustment	65	—	65	(65)	65
Defined benefit plans (net of tax of $31, $31, $0, $(31), and $31 respectively)	65	51	14	(65)	65
Total other comprehensive income	130	51	79	(130)	130
Total comprehensive income attributable to Navistar International Corporation	$1,598	$1,326	$472	$(1,798)	$1,598

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of October 31, 2011
Assets
Cash and cash equivalents	$226	$13	$300	$—	$539
Marketable securities	429	1	288	—	718
Restricted cash and cash equivalents	20	9	298	—	327
Finance and other receivables, net	3	154	4,070	27	4,254
Inventories	—	650	1,113	(49)	1,714
Investments in non-consolidated affiliates	(2,094)	5,818	54	(3,718)	60
Property and equipment, net	—	600	972	(2)	1,570
Goodwill	—	—	319	—	319
Deferred taxes, net	31	1,912	114	—	2,057
Other	168	152	416	(3)	733
Total assets	$(1,217)	$9,309	$7,944	$(3,745)	$12,291
Liabilities and stockholders’ equity (deficit)
Debt	$1,689	$156	$3,242	$(231)	$4,856
Postretirement benefits liabilities	—	2,981	335	—	3,316
Amounts due to (from) affiliates	(5,574)	9,055	(3,595)	114	—
Other liabilities	2,690	(194)	1,717	(122)	4,091
Total liabilities	(1,195)	11,998	1,699	(239)	12,263
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	52	(2)	50
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(27)	(2,689)	6,193	(3,504)	(27)
Total liabilities and stockholders’ equity (deficit)	$(1,217)	$9,309	$7,944	$(3,745)	$12,291

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2011
Net cash provided by (used in) operations	$(254)	$95	$448	$250	$539
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	2	19	—	21
Net sales (purchases) in marketable securities	81	—	(115)	—	(34)
Capital expenditures and purchase of equipment leased to others	—	(168)	(158)	—	(326)
Other investing activities	—	(27)	(4)	—	(31)
Net cash provided by (used in) investment activities	81	(193)	(258)	—	(370)
Cash flows from financing activities
Net borrowings (repayments) of debt	48	161	(258)	(250)	(299)
Other financing activities	25	—	(43)	—	(18)
Net cash provided by (used in) financing activities	73	161	(301)	(250)	(317)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	(100)	63	(104)	—	(141)
Cash and cash equivalents at beginning of the period	239	22	324	—	585
Cash and cash equivalents at end of the period	$139	$85	$220	$—	$444

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
While our third quarter results have shown improvement over the results experienced in the first and second quarters of 2012, they reflected the continued impact of challenges related to our strategy for meeting 2010 Environmental Protection Agency ("EPA") emission standards. The past months have included a number of significant events related to these efforts, including:

•
In June, we announced our next generation clean engine solution, In-Cylinder Technology Plus ("ICT+") to meet 2010 EPA emissions standards. The ICT+ technology combines Advanced Exhaust Gas Recirculation ("EGR") and urea-based Selective Catalytic Reduction ("SCR").

•
In August, we announced that we had agreed to a non-binding memorandum of understanding with Cummins Inc. ("Cummins") for Cummins Emission Solutions to supply its urea-based after-treatment system. The after-treatment system will be combined with our EGR engines to create ICT+ to meet 2010 EPA emissions standards and is expected to help facilitate meeting future green house gas ("GHG") standards. We are expeditiously developing plans and timelines to begin introducing the ICT+ product offering taking into consideration a number of factors including current and projected emission credit balances, ability to utilize non-conformance penalties ("NCPs"), projected volumes, and customer needs. We are targeting a phased-in product introduction plan commencing with the MaxxForce 13-liter in early 2013 followed by the MaxxForce 11-liter engines and then medium engine offerings.

•
As part of our expanded relationship with Cummins, the Company expects to offer the Cummins ISX15 engine in certain models. The Cummins ISX15 engine will be offered as a part of our North American on-highway truck line-up beginning in December 2012.

•
In August, to help facilitate the Company's adoption of the ICT+ strategy, support the market transition plan for Class 8 engine sales, and improve financial flexibility, the Company signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, all of the borrowings under the Company's Asset-Based Credit Facility were repaid and Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million.

We believe that our new strategy featuring ICT+ coupled with the Cummins ISX15 offering provides a path to meet 2010 EPA emission standards, as well GHG standards, and positions the Company for future success. This will help to address distractions and uncertainty around engine certification and continuation of product offerings that has had a detrimental impact on the Company's performance including a deterioration of market share. In the near term, we will be further impacted by the transition of our engine strategy. The Company has incurred, and will continue to incur, significant research and development and tooling costs to design and produce our engine product lines to meet the EPA and California Air Resources Board ("CARB") on-highway heavy-duty diesel ("HDD") emission standards, including the required on-board diagnostics ("OBD"). These emission standards have resulted in and will continue to result in a significant increase in the cost of our products. In addition, the transition to our ICT+ strategy creates the potential for gaps in our product offerings that could further impact the Company's results.
In August, we announced actions to control spending across the Company with targeted reductions of certain costs. In addition to the expected integration synergies resulting from ongoing efforts to consolidate our Truck and Engine engineering operations, as well as the relocation of our world headquarters, the Company is focusing on continued reductions in the amount of discretionary spending, including but not limited to reductions from efficiencies, and prioritizing or eliminating certain programs or projects. The Company offered to the majority of its U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). In addition, along with the employees who choose to participate in the VSP, we will use attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. We estimate that we will incur between $40 million and $60 million of restructuring charges in the fourth quarter of 2012 based on the number of employees that applied for and are expected to be accepted into the VSP, as well as the number of employees expected to be impacted by the involuntary reduction in force.

Fourth Quarter Outlook
We are considering all options to improve the efficiency and performance of our operations. Our focus will be on improving our core North American Truck, Engine, and Parts performances. We are evaluating opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure which could include, among other actions, additional rationalization of our manufacturing operations and/or divesting of non-core businesses. These actions could result in additional restructuring and other related charges, including but not limited to; impairments, employee termination costs and charges for pension and other post retirement contractual benefits and pension curtailments, that could be significant.
We anticipate the "traditional" truck industry retail deliveries to be in the range of 300,000 units to 310,000 units for 2012.
We recently announced that we received approval from the Chinese government to proceed with our engine manufacturing plans in China through our joint venture with Anhui Jianghuai Automobile Co ("JAC") and expect this to have a significant impact on our global strategy in the future.
Three and Nine Months Ended July 31, 2012 Results Summary
Consolidated net sales and revenues declined by 6% in the third quarter of 2012, as compared to the prior year, reflecting lower net sales in the Truck and Engine segments, partially offset by higher net sales in the Parts segment. Truck segment sales decreased by 5% in the quarter, predominantly due to lower military sales. Engine segment sales decreased 13%, reflecting lower volumes in South America and decreased intercompany sales in U.S. and Canada. Parts segment sales grew 5%, primarily due to continued improvements in our U.S. and Canada commercial markets, partially offset by lower military sales.
In the first nine months of 2012, our consolidated net sales and revenues were relatively flat, as compared to the prior year period. Truck segment sales grew 5%, predominantly due to an increase in our "traditional" markets and improved worldwide truck volumes. Engine segment sales decreased 4%, largely due to lower sales volumes in South America. Parts segment sales decreased 4%, primarily due to lower military sales, partially offset by continued improvements in our U.S. and Canada commercial markets.
In the third quarter of 2012, we had income attributable to Navistar International Corporation of $84 million, or $1.22 per diluted share. In the first nine months of 2012, we incurred a loss attributable to Navistar International Corporation of $241 million, or $3.49 per diluted share. Significant pre-tax items affecting our results include:

•	$123 million and $104 million of charges for adjustments to pre-existing warranties in the first and second quarters of 2012, respectively,

•	$16 million and $57 million for costs relating to the Company's engineering integration actions in the third quarter and first nine months of 2012, respectively,

•	$38 million of charges related to the restructuring of North American manufacturing operations in the second quarter of 2012, and

•	$10 million and $20 million for non-conformance penalties for certain 13L engine sales that did not comply with emission standards in the third quarter and first nine months of 2012, respectively.
Adjusting the results from the third quarter and first nine months of 2012 to exclude the impact of these items, net of tax, as well as the impact of the benefit from the release of a portion of our income tax valuation allowance in the second quarter of 2012, we incurred an adjusted loss attributable to Navistar International Corporation of $14 million and $215 million, or a loss of $0.20 and $3.11 per diluted share, respectively.
For the third quarter and first nine months of 2011, we had earnings attributable to Navistar International Corporation of $1.4 billion and $1.468 billion, or earnings of $18.24 and $19.04 per diluted share, respectively. Adjusting to exclude the impacts of the benefit from the release of a portion of our income tax valuation allowances and charges related to our engineering integration actions and restructuring of North American manufacturing operations in the third quarter and first nine months of 2011, we recognized adjusted net income attributable to Navistar International Corporation of $31 million and $122 million, or earnings of $0.40 and $1.58 per diluted share, respectively.
Comparative operating results in the first nine months of 2012 were reflective of higher "traditional" and worldwide truck volumes that were more than offset by an increase in adjustments for pre-existing warranty, lower military sales coupled with a shift in order mix, higher commodity costs, and asset impairment charges, partially offset by a favorable reduction of charges related to the restructuring of our North American manufacturing operations. The prior year also included favorable commodity hedging impacts that did not recur in the current year. We also incurred higher selling, general, and administrative costs, primarily related to higher postretirement benefits expense due to an unfavorable ruling in our retiree health care litigation matter in the fourth quarter of 2011. Additionally, our results were benefited from the releases of a portion of our income tax valuation allowances on both our Canadian deferred tax assets in the second quarter of 2012 and our U.S. deferred tax assets in the third quarter of 2011.

2010 EPA Emission Standards Update
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet EPA and CARB on-highway HDD emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics. The regulations requiring OBD began the initial phase-in during 2010 for truck engines and are a part of our product plans. These changes in emission standards have resulted in and will continue to result in a significant increase in the cost of our products.
In 2011 and 2010, certain of our engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. We began using NCPs for trucks using certain of our heavy HDD engines in 2012. As described in more detail below, the need to use NCPs, any inability to continue to utilize NCPs, and the rate at which we use our emission credits could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows.
In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for heavy HDD engines. In June 2012, the D.C. Circuit Court ruled that EPA did not follow the required rulemaking processes in promulgating the Interim Final Rule and issued an order vacating the Interim Final Rule. The Company, as intervenor in that action, asked for a rehearing and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Some of our competitors filed an additional lawsuit asking the D.C. Circuit Court to invalidate the emissions certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on that request.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which would make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit and would supersede the Interim Final Rule. On August 30, 2012, EPA approved the Final Rule and it became effective upon publication in the Federal Register on September 5, 2012. It is possible that the Final Rule will be challenged by our competitors and we cannot provide assurances that the Final Rule will be upheld in the event of such a challenge.
Currently, CARB and the corresponding agencies of nine other states that have adopted California's emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed some time in 2013. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with our HDD engines in the 10 CARB States after our credits are consumed.
We submitted to the EPA and to CARB applications for a 0.20g NOx engine certificate for one 13L engine family during the first half of 2012, but after discussions with both agencies, we withdrew both applications in July 2012. As described above, in July we announced that we are changing our engine emission strategy. Our business, financial condition, results of operations, liquidity and capital resources or cash flows could be materially and adversely affected based on numerous factors relating to our ICT+ strategy, as well as our shorter term plans for continued use of engines using EGR pending the full implementation of the ICT+ strategy.
As a condition to NCP certification, the EPA requires us to submit the engines to certain testing protocols to establish that the engines to be certified are no greater than 0.50g NOx, the content of which we are currently discussing with the EPA. Should our engines fail to meet the standard under the testing protocols, unless and until remediated, this result could have adverse consequences.
In addition, the OBD implementation may cause delays in shipments of certain mid-range engine families in the month of January 2013 until they are resolved.

Adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2012	2011	2012	2011
Income (loss) attributable to Navistar International Corporation	$84	$1,400	$(241)	$1,468
Plus:
Engineering integration costs, net of tax(A)	(5)	5	34	28
Restructuring of North American manufacturing operations, net of tax(B)	(14)	102	23	102
Adjustments to pre-existing warranties, net of tax(C)	(81)	—	138	—
Charges for non-conformance penalties, net of tax(D)	2	—	12	—
Less:
Net impact of income tax valuation allowance release(E)	—	1,476	181	1,476
Adjusted net income (loss) attributable to Navistar International Corporation	$(14)	$31	$(215)	$122
Diluted earnings (loss) per share attributable to Navistar International Corporation	$1.22	$18.24	$(3.49)	$19.04
Effect of adjustments on diluted earnings (loss) per share attributable to Navistar International Corporation	(1.42)	(17.84)	0.38	(17.46)
Adjusted diluted earnings (loss) per share attributable to Navistar International Corporation	$(0.20)	$0.40	$(3.11)	$1.58
Diluted weighted shares outstanding	68.9	76.8	69.1	77.1
_____________________________

(A)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations, as well as the relocation of our world headquarters. For the three months ended July 31, 2012, the charges included restructuring charges of $3 million and other related costs of $13 million. The tax impact of the third quarter adjustments was income tax benefit of $21 million. For the nine months ended July 31, 2012, the charges included restructuring charges of $23 million and other related costs of $34 million. The tax impact of the adjustments in the nine months ended July 31, 2012 was income tax benefit of $23 million. For the three and nine months ended July 31, 2011, the charges included restructuring charges of $4 million and $23 million, respectively, and other related costs of $10 million and $17 million, respectively. For the three and nine months ended July 31, 2011, the tax impact of the adjustments was income tax benefits of $9 million and $12 million, respectively. Our manufacturing operations, primarily our Truck segment, recognized charges of $15 million and $34 million relating to these actions in the three and nine months ended July 31, 2012, respectively, compared to $11 million and $32 million in the three and nine months ended July 31, 2011, respectively. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

(B)
Restructuring of North American manufacturing operations are charges primarily related to our ongoing restructuring plans related to our plans to close our Chatham, Ontario heavy truck plant and WCC chassis plant in Union City, Indiana, and to significantly scale back operations at our Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon. In the second quarter of 2012, the Company incurred charges of $38 million for the impairment of certain intangible assets. For the three and nine months ended July 31, 2012, the associated tax impact of the adjustments was an income tax benefit of $14 million and $15 million, respectively. The Truck and Parts segments recognized charges of $28 million and $10 million, respectively. For the three and nine months ended July 31, 2011, the charges, which primarily impacted the Truck segment, included restructuring charges of $53 million, impairment charges of $64 million related to certain intangible assets and property and equipment, and other charges of $5 million, and the tax impact of these charges was income tax benefit of $20 million. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

(C)
During the first and second quarters of 2012, the Company incurred charges of $123 million and $104 million, respectively, for adjustments to pre-existing warranties. For the three and nine months ended July 31, 2012, the associated tax impact of the adjustments was an income tax benefits of $81 million and $89 million, respectively. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

(D)
In the three and nine months ended July 31, 2012, the Company recorded charges totaling $10 million and $20 million, respectively, for NCPs for certain 13L engine sales that did not comply with emission standards, recognized in the Engine segment. The tax impact of the adjustments was income tax benefit of $8 million in both periods of 2012. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

(E)
In the nine months ended July 31, 2012, we recognized an income tax benefit of $181 million in the second quarter of 2012 from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets. In the three months ended July 31, 2011, we recognized an income tax benefit of $1.476 billion from the release of a significant portion of our income tax valuation allowance on our domestic deferred tax assets. For more information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.

For the nine months ended July 31, 2012 and 2011, the above items described in notes A through D, have been adjusted to reflect the impact of income taxes which are calculated based on the respective periods estimated annual effective tax rate. The income tax impact of the adjustments in the third quarter of both 2012 and 2011 reflect the impact of changes in Company's estimated annual effective tax rates. The change is the result of updates to the amounts and jurisdictional mix of our 2012 and 2011 forecasted results.
The financial measures of adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. We believe that adjusted net income (loss) and diluted earnings (loss) per share attributable to Navistar International Corporation, excluding the impacts of certain items that are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analysis of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in these reconciliations, and to provide an additional measure of performance.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations—Three and nine months ended July 31, 2012 compared to the three and nine months ended July 31, 2011

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except per share data and % change)	2012	2011	Change		2012	2011	Change
Sales and revenues, net	$3,319	$3,537	$(218)	(6)%	$9,669	$9,635	$34	—%
Costs of products sold	2,876	2,930	(54)	(2)%	8,518	7,830	688	9%
Restructuring charges	4	56	(52)	(93)%	24	80	(56)	(70)%
Impairment of property and equipment and intangible assets	—	64	(64)	(100)%	38	64	(26)	(41)%
Selling, general and administrative expenses	328	334	(6)	(2)%	1,068	1,006	62	6%
Engineering and product development costs	137	141	(4)	(3)%	408	407	1	—%
Interest expense	59	62	(3)	(5)%	182	187	(5)	(3)%
Other expense (income), net	5	(18)	23	N.M.	26	(39)	65	N.M.
Total costs and expenses	3,409	3,569	(160)	(4)%	10,264	9,535	729	8%
Equity in loss of non-consolidated affiliates	(10)	(22)	12	(55)%	(21)	(55)	34	(62)%
Income (loss) before income taxes	(100)	(54)	(46)	85%	(616)	45	(661)	N.M.
Income tax benefit	196	1,463	(1,267)	(87)%	410	1,458	(1,048)	(72)%
Net income (loss)	96	1,409	(1,313)	(93)%	(206)	1,503	(1,709)	N.M.
Less: Net income attributable to non-controlling interests	12	9	3	33%	35	35	—	—%
Net income (loss) attributable to Navistar International Corporation	$84	$1,400	$(1,316)	(94)%	$(241)	$1,468	$(1,709)	N.M.
Diluted earnings per share	$1.22	$18.24	$(17.02)	(93)%	$(3.49)	$19.04	$(22.53)	N.M.
_________________________

N.M.	Not meaningful.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region, based on the location of the end customer. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World ("ROW")
	Three Months Ended July 31,			% Change	Three Months Ended July 31,			% Change	Three Months Ended July 31,			% Change
	2012	2011	Change		2012	2011	Change		2012	2011	Change
(in millions, except % change)
Truck	$2,336	$2,457	$(121)	(5)%	$1,968	$2,058	$(90)	(4)%	$368	$399	$(31)	(8)%
Engine	840	968	(128)	(13)%	533	541	(8)	(1)%	307	427	(120)	(28)%
Parts	542	516	26	5%	481	453	28	6%	61	63	(2)	(3)%
Financial Services	64	73	(9)	(12)%	48	56	(8)	(14)%	16	17	(1)	(6)%
Corporate and Eliminations	(463)	(477)	14	(3)%	(458)	(468)	10	(2)%	(5)	(9)	4	(44)%
Total	$3,319	$3,537	$(218)	(6)%	$2,572	$2,640	$(68)	(3)%	$747	$897	$(150)	(17)%

	Total				U.S. and Canada				ROW
	Nine Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
	2012	2011	Change		2012	2011	Change		2012	2011	Change
(in millions, except % change)
Truck	$6,856	$6,528	$328	5%	$5,810	$5,591	$219	4%	$1,046	$937	$109	12%
Engine	2,593	2,706	(113)	(4)%	1,687	1,577	110	7%	906	1,129	(223)	(20)%
Parts	1,507	1,573	(66)	(4)%	1,341	1,417	(76)	(5)%	166	156	10	6%
Financial Services	199	229	(30)	(13)%	152	181	(29)	(16)%	47	48	(1)	(2)%
Corporate and Eliminations	(1,486)	(1,401)	(85)	6%	(1,470)	(1,370)	(100)	7%	(16)	(31)	15	(48)%
Total	$9,669	$9,635	$34	—%	$7,520	$7,396	$124	2%	$2,149	$2,239	$(90)	(4)%
Truck segment net sales decreased $121 million, or 5%, in the third quarter of 2012, primarily due to lower military sales. In the first nine months of 2012, Truck segment net sales increased $328 million, or 5%, primarily due to increased volumes and favorable product mix in our "traditional" markets, and improved worldwide truck volumes, partially offset by lower military sales.
Engine segment net sales decreased by $128 million and $113 million, or 13% and 4%, in the third quarter and first nine months of 2012, respectively, primarily due to lower sales volumes in South America. Engine segment's intercompany net sales in the U.S. and Canada decreased in the third quarter of 2012 and increased in the first nine months of 2012.
Parts segment net sales increased by $26 million, or 5%, in the third quarter of 2012, primarily due to improvements in our commercial markets in U.S. and Canada, partially offset by lower military sales. In the first nine months of 2012, the Parts segment net sales decreased by $66 million, or 4%. This decrease was primarily due to lower military sales, partially offset by improvements in our commercial markets in the U.S. and Canada, as well as increases within our global parts business.
Financial Services segment net revenues decreased by $9 million and $30 million, or 12% and 13%, in the third quarter and first nine months of 2012, respectively. The decreases in net revenues were primarily driven by the continued decline in the average retail finance receivable balance. The decline in the average retail finance receivable balance is reflective of U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement.
Costs of products sold
In the third quarter of 2012, cost of products sold decreased by $54 million, compared to the prior year period, reflecting decreases in the Truck and Engine segments, partially offset by an increase in the Parts segment. The decrease was primarily due to lower volumes and to a lesser extent manufacturing efficiencies. Offsetting these impacts were the effects of shifts in product mix and higher costs related to commodities.
In the first nine months of 2012, cost of products sold increased by $688 million, compared to the prior year period, reflecting increases in the Truck and Engine segments, partially offset by a decrease in the Parts segment. The increase was largely due to higher current and pre-existing warranty costs, as well as an increase in the costs for materials largely due to higher commodity costs, particularly steel and rubber. The increase also reflects the impact of higher truck volumes as well as the shift in product mix. For the remainder of 2012, we anticipate increases in overall commodity costs and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. Partially offsetting these increases to cost of products sold were benefits from manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Warranty costs were higher in 2012 compared to the prior year periods as a result of increased engine volumes due to the exclusive use of our MaxxForce Big-Bore engines in our "traditional" product offerings, as well as higher estimated warranty costs per unit. Additionally, in the first nine months of 2012, we recognized an increase in adjustments to pre-existing warranties of $189 million, compared to the prior year period, which included adjustments to pre-existing warranties of $123 million and $104 million in the first and second quarters of 2012, respectively. These adjustments related to the unanticipated increase in warranty spend for certain 2007 and 2010 emission standard engines. Component complexity associated with meeting the emission standards has contributed to higher repair costs that exceeded those that we have historically experienced. We continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Restructuring charges
In the first nine months of 2012, we incurred restructuring charges of $24 million, primarily due to a net charge of $16 million recorded in Corporate for the vacancy of a lease relating to the relocation of our world headquarters.
For the first nine months of 2011, we incurred restructuring charges of $80 million. These charges consisted primarily of charges of $22 million, recognized during the first quarter, resulting from actions at our Fort Wayne and Springfield facilities, and $56 million, recognized during the third quarter, resulting from actions at our Chatham, Union City, Coburg, Springfield, and Fort Wayne facilities. These amounts were recognized by our Truck segment. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Impairment of intangible assets
In the first nine months of 2012, we incurred asset impairment charges of $38 million, relating to the Company's decision to discontinue accepting orders for its WCC business and to take certain actions to idle the business, which are expected to occur in late 2012. These actions resulted in charges of $28 million for the impairment of certain intangible assets related to WCC, recognized by the Truck segment, and $10 million for the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business, recognized by the Parts segment. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
For the third quarter of 2011, we recognized impairments of property and equipment and intangible assets of $64 million, primarily recognized by our Truck segment, relating to charges at our Chatham, Ontario plant and WCC subsidiary. The impairment charges reflect the impact of the closure of the Chatham facility, as well as market deterioration and reduction in demand below previously anticipated levels for our WCC subsidiary.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses decreased by $6 million in the third quarter of 2012, compared to the prior year period. The decrease in SG&A expense reflects lower expenses in the Engine and Parts segments, both driven by savings from cost-reduction initiatives, and lower expense by the Truck segment resulting from lower Dealcor expenses due to the sale of certain dealerships. Partially offsetting these decreases were higher postretirement benefit expenses due to reinstating the prescription drug benefit provided under the 1993 Settlement Agreement in accordance with a court ruling in September 2011. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
In the first nine months of 2012, SG&A expenses increased by $62 million, compared to the prior year periods. This increase in SG&A expenses reflect an increase in postretirement benefit expenses, as well as higher expenses related to the consolidation of the truck and engine engineering operations and the relocation of our world headquarters. Partially offsetting these increases was a decrease in employee incentive compensation expense, reflecting the losses incurred in the first nine months of 2012.
The increase in SG&A expenses in the first nine months of 2012 also reflects higher expenses in the Truck segment and lower expenses in the Engine and Parts segments. In addition to the factors described above, the increase in the Truck segment was primarily due to higher advertising and promotional expenses and the consolidation of the NC2 operations, which was partially offset by decreased Dealcor expenses due to the sale of certain dealerships. The decrease in the Engine segment was primarily driven by lower administrative expenses relating to cost-reduction initiatives, particularly at its South American operations.
Engineering and product development costs
Engineering and product development costs, which are incurred by the Truck and Engine segments, decreased $4 million in the third quarter of 2012, compared to the prior year period. This decrease reflects lower costs in the Engine segment, driven by savings from cost-reduction initiatives, and lower costs in the Truck segment due to a reduction in expenses for the development of military-related trucks.
Engineering and product development costs were flat in the first nine months of 2012, compared to the prior year period, reflecting higher costs in the Truck segment that were offset by lower costs in the Engine segment. The increase in the Truck segment was primarily due to engineering integration costs, which are related to the consolidation of the Truck and Engine segment engineering operations, as well as the consolidation of the NC2 operations. The decrease in the Engine segment was primarily due to higher expenses incurred in the prior year related to the launch of 2010 emission standard engines, partially offset by ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.20 NOx emissions levels in North America and Euro V emissions regulations in South America, and increased spending on projects to meet the on-board diagnostics requirements.

Other expense (income), net
Other expense (income), net, was an expense of $5 million and $26 million in the third quarter and first nine months of 2012, respectively. The Company, particularly the Truck segment, was unfavorably impacted by the fluctuations of foreign exchange rates in the third quarter and first nine months of 2012, primarily due to the strengthening of the U.S. Dollar against the Brazilian Real, as compared to being favorably impacted in the prior year periods. In the third quarter of 2012, the unfavorable impact of foreign exchange fluctuations was partially offset in the Truck segment by a gain of $7 million due to the sale of its RV motor coach plant in Coburg, Oregon. Also contributing to the expense in the first nine months of 2012 were costs related to the early redemption of a portion of our 8.25% Senior Notes, due in 2021, which includes charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.
Other expense (income), net, was income of $18 million and $39 million in the third quarter and first nine months of 2011, respectively, which included a $10 million benefit relating to the extinguishment of a financing liability for equipment within our Engine segment.
Equity in loss of non-consolidated affiliates
In the third quarter and first nine months of 2012, equity in loss of non-consolidated affiliates decreased by $12 million and $34 million, respectively, primarily due to our acquisition of Caterpillar's ownership interest in NC2 in September 2011. NC2 is now included in our consolidated results in the Truck segment. For more information, see Note 6, Investments in Non-consolidated Affiliates, to the accompanying consolidated financial statements.
Income tax benefit
In the third quarter and first nine months of 2012, we realized an income tax benefit of $196 million and $410 million, respectively. The income tax benefit recognized in the third quarter of 2012 includes $173 million of income tax benefit resulting from a third quarter change in the estimated annual effective tax rate. The change is the result of updates to the amounts and jurisdictional mix of our 2012 forecasted results. The income tax benefit in the third quarter and first nine months of 2012 also reflects the income tax benefit recognized on our pre-tax losses for those periods. Additionally in the first nine months of 2012, the income tax benefit includes a benefit of $181 million, which resulted from the second quarter release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
In the third quarter of 2011, we recognized an income tax benefit of $1.476 billion related to the release of a significant portion of our deferred tax valuation allowance on our U.S. deferred tax assets. The release resulted in the recognition of income tax expense and benefits for income and losses in the associated jurisdictions. Prior to the releases of a significant portion of our deferred tax valuation allowances, the amounts recorded in income taxes on U.S. and Canadian operations were limited to current state income taxes, alternative minimum taxes net of refundable credits, and other discrete items.
We had $360 million of U.S. net operating losses and $208 million of general business credits as of October 31, 2011. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We continue to maintain valuation allowances for certain state and foreign operations deferred tax assets which we believe on a more-likely-than-not basis will not be realized. For additional information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in the third quarter and first nine months of 2012 and 2011 relates to Ford's non-controlling interest in our Blue Diamond Parts subsidiary.
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

Truck Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2012	2011	Change		2012	2011	Change
Truck segment sales - U.S. and Canada	$1,968	$2,058	$(90)	(4)%	$5,810	$5,591	$219	4%
Truck segment sales - ROW	368	399	(31)	(8)%	1,046	937	109	12%
Total Truck segment sales, net	$2,336	$2,457	$(121)	(5)%	$6,856	$6,528	$328	5%
Truck segment profit (loss)	$(30)	$(75)	$45	(60)%	$(160)	$49	$(209)	N.M.
Segment sales
In the third quarter of 2012, Truck segment net sales decreased $121 million, or 5%, primarily due to lower military sales, as well as decreased "traditional" volumes. Chargeouts from our "traditional" market were down 7%, primarily due to a 22% decrease in our Class 6 and 7 medium trucks, partially offset by a 32% increase in School buses.
In the first nine months of 2012, Truck segment net sales increased $328 million, or 5%, primarily due to increased volumes and favorable product mix in our "traditional" markets, as well as improved worldwide truck volumes, partially offset by lower military sales. The increase in chargeouts from our "traditional" market in the first nine months of 2012 was primarily driven by a 29% increase in our Class 8 heavy trucks and a 14% increase in School buses, partially offset by a 10% decrease in our Class 6 and 7 medium trucks.
Segment profit (loss)
The Truck segment incurred a loss of $30 million in the third quarter of 2012, compared to a loss of $75 million in the third quarter of 2011, which included $11 million and $129 million, respectively, of charges related to the restructuring of our North American manufacturing operations and engineering integration costs. The improvement in the segment results of $45 million included the favorable reduction of $119 million of costs related to the restructuring of our North American manufacturing operations. The charges in the third quarter of 2011 related to the restructuring of our North American manufacturing operations primarily related to actions taken in our third quarter at our WCC subsidiary and our Chatham, Ontario heavy truck plant and included restructuring and related charges of $58 million and impairment charges of $61 million. The segment's costs related to engineering integration were $11 million and $10 million in the third quarters of 2012 and 2011, respectively. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Excluding the impact of these costs, the Truck segment profit decreased by $73 million in the third quarter of 2012. The decrease was primarily due to lower net sales, coupled with a shift in the mix of sales, and higher commodity costs, partially offset by continued improvements in our manufacturing efficiencies from our flexible manufacturing initiative. Throughout 2012, we have experienced increases in the cost for commodities, which have driven higher material costs. We anticipate increases in overall commodity costs in the foreseeable future, but we continue to explore opportunities to mitigate our exposure to commodity cost volatility. We expect margin improvement during the remainder of 2012, resulting from improved customer mix and cost-reduction initiatives.
In the first nine months of 2012, the Truck segment incurred a loss of $160 million, compared to a profit of $49 million in the first nine months of 2011, which included $56 million and $150 million, respectively, of charges related to the restructuring of our North American manufacturing operations and engineering integration costs. The costs related to the restructuring of our North American manufacturing operations were $28 million and $119 million in the respective periods. In the second quarter of 2012, as a result of the Company's decision to discontinue accepting orders for its WCC business and take certain actions to idle the business, which are expected to occur in late 2012, the Truck segment incurred charges of $28 million for the impairment of certain intangible assets. The charges incurred during the first nine months of 2011 related to the actions described above at our WCC subsidiary and our Chatham, Ontario heavy truck plant in the third quarter of 2011. The costs related to engineering integration for our Truck segment were $28 million and $31 million in the first nine months of 2012 and 2011, respectively. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Excluding the impact of these costs, the Truck segment profit decreased by $303 million in the first nine months of 2012. The decrease was primarily due to lower military sales and shifts in military product mix, higher commodity costs, increased warranty costs that were primarily related to a charge for certain engine extended warranty contracts, and an increase in SG&A expenses due to higher advertising and promotional expenses. Partially offsetting these factors were higher worldwide volumes coupled with a favorable product mix in our "traditional" markets and benefits from manufacturing cost efficiencies.

Engine Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2012	2011	Change		2012	2011	Change
Engine segment sales - U.S. and Canada	$533	$541	$(8)	(1)%	$1,687	$1,577	$110	7%
Engine segment sales - ROW	307	427	(120)	(28)%	906	1,129	(223)	(20)%
Total Engine segment sales, net	$840	$968	$(128)	(13)%	$2,593	$2,706	$(113)	(4)%
Engine segment profit (loss)	$(47)	$32	$(79)	N.M.	$(275)	$26	$(301)	N.M.
Segment sales
In the third quarter and first nine months of 2012, Engine segment net sales decreased by $128 million and $113 million, or 13% and 4%, respectively, primarily due to lower sales volumes in South America, reflecting a pre-buy of pre-Euro V emissions engines in prior periods, and also unfavorably impacted by the strengthening of the U.S. Dollar against the Brazilian Real. Engine segment's intercompany net sales in the U.S. and Canada decreased in the third quarter of 2012 and increased in the first nine months of 2012. Net sales from our BDP operations decreased by $29 million in the first nine months of 2012, largely due to reduced volumes.
Segment profit (loss)
The Engine segment incurred a loss of $47 million and $275 million in the third quarter and first nine months of 2012, respectively. The loss incurred by the Engine segment in the third quarter of 2012 was reflective of the lower sales volumes, particularly in South America. The loss in the first nine months of 2012 was predominantly due to increased warranty expense, as well as lower sales volumes, particularly in South America. In the third quarter and first nine months of 2012, the Company recorded charges totaling $10 million and $20 million, respectively, for non-conformance penalties for certain 13L engine sales that did not otherwise comply with emission standards.
In the first nine months of 2012, we recognized higher adjustments to pre-existing warranties, compared to the prior year period. In the first and second quarter of 2012, the segment recorded $112 million and $78 million, respectively, for adjustments to pre-existing warranties relating to unanticipated increases in warranty expense for certain 2007 and 2010 emission standard engines. Adjustments to pre-existing warranties in the third quarter of 2012 were slightly lower compared to third quarter of 2011. Component complexity associated with meeting the emission standards has contributed to higher repair costs that have exceeded those that we have historically experienced. We continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims. Also in the first nine months of 2012, the Engine segment incurred startup costs related to the production of compacted graphite iron cylinder blocks for our MaxxForce Big-Bore engines.
Partially offsetting these factors in the third quarter and first nine months of 2012 was lower SG&A expenses, reflecting cost-reduction initiatives. Engineering costs were also lower, primarily due to the decrease in expenses which resulted from the launch of certain engines in response to 2010 emissions requirements, partially offset by higher spending on projects to meet the on-board diagnostics requirements and the ongoing improvements to our engine technologies to meet emissions regulations in North America and Euro V emissions regulations in South America. Also, our BDP operations benefited from margin improvements due to a favorable product mix. Also in the third quarter of 2011, the Engine segment profit included a $10 million benefit relating to the extinguishment of a financing liability for equipment.

Parts Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2012	2011	Change		2012	2011	Change
Parts segment sales - U.S. and Canada	$481	$453	$28	6%	$1,341	$1,417	$(76)	(5)%
Parts segment sales - ROW	61	63	(2)	(3)%	166	156	10	6%
Total Parts segment sales, net	$542	$516	$26	5%	$1,507	$1,573	$(66)	(4)%
Parts segment profit	$73	$70	$3	4%	$164	$200	$(36)	(18)%
Segment sales
In the third quarter of 2012, Parts segment net sales increased by $26 million, or 5%, primarily due to improvements in our commercial markets in the U.S. and Canada, partially offset by lower military sales.
In the first nine months of 2012, Parts segment net sales decreased by $66 million, or 4%, primarily due to lower military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within our global parts business.
Segment profit
In the third quarter of 2012, Parts segment profit increased $3 million, predominantly due to the continued improvements in our commercial markets and lower SG&A expenses.
In the first nine months of 2012, Parts segment profit decreased $36 million, largely driven by the decrease in military sales, as well as a shift in military order mix. This decrease was partially offset by continued improvements in our commercial markets. Additionally, the segment incurred a charge of $10 million in the second quarter of 2012 for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Financial Services Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2012	2011	Change		2012	2011	Change
Financial Services segment revenues - U.S. and Canada(A)	$48	$56	$(8)	(14)%	$152	$181	$(29)	(16)%
Financial Services segment revenues - ROW	16	17	(1)	(6)%	47	48	(1)	(2)%
Total Financial Services segment revenues, net	$64	$73	$(9)	(12)%	$199	$229	$(30)	(13)%
Financial Services segment profit	$22	$30	$(8)	(27)%	$75	$102	$(27)	(26)%
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
In the third quarter and first nine months of 2012, Financial Services segment net revenues decreased by $9 million and $30 million, or 12% and 13%, respectively, primarily driven by the continued decline in the average retail finance receivable balances and a reduction of intercompany financing fees. The decline in the average retail finance receivable balance is reflective of U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement. During the third quarter of 2012, the average finance receivable balances were $2.7 billion, compared to $3.1 billion during the third quarter of 2011.
Segment profit
Financial Services segment profit decrease of $8 million and $27 million, respectively, was predominantly driven by the lower segment revenues. SG&A expenses were higher in both periods of 2012, compared to the prior year periods, primarily due to increases in the provisions for loan losses, as well as higher depreciation expense related to higher investments in operating leases. Interest expense in the third quarter and first nine months of 2012 was down in both periods, compared to the prior year periods, primarily due to favorable interest rates and the reduction in the average borrowing balances.

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
Truck segment industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our "traditional" truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2012	2011(A)	Change		2012	2011(A)	Change
"Traditional" Markets (U.S. and Canada)
School buses	6,200	4,600	1,600	35%	15,200	13,300	1,900	14%
Class 6 and 7 medium trucks	16,200	16,900	(700)	(4)%	52,100	45,900	6,200	14%
Class 8 heavy trucks	48,600	37,500	11,100	30%	144,500	96,000	48,500	51%
Class 8 severe service trucks(B)	11,700	10,100	1,600	16%	32,300	27,400	4,900	18%
Total "traditional" markets	82,700	69,100	13,600	20%	244,100	182,600	61,500	34%
Combined class 8 trucks	60,300	47,600	12,700	27%	176,800	123,400	53,400	43%
Navistar "traditional" retail deliveries	19,600	20,100	(500)	(2)%	56,900	49,600	7,300	15%
_________________________

(A)
Beginning in the fourth quarter of 2011, our competitors began reporting certain RV and commercial bus chassis units consistently with how we report these units. Industry retail deliveries for School buses for the three and nine months ended July 31, 2011 have been recast to conform accordingly.

(B)	"Traditional" retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck segment retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our "traditional" truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011
"Traditional" Markets (U.S. and Canada)
School buses	47%	48%	48%	53%	47%
Class 6 and 7 medium trucks	36%	36%	27%	44%	46%
Class 8 heavy trucks	15%	15%	17%	18%	17%
Class 8 severe service trucks(A)	30%	30%	31%	37%	36%
Total "traditional" markets	24%	24%	22%	29%	29%
Combined class 8 trucks	18%	18%	19%	22%	21%
_________________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck segment net orders
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher chargeouts for our Truck segment. The following table summarizes our approximate net orders for "traditional" units:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2012	2011	Change		2012	2011	Change
"Traditional" Markets (U.S. and Canada)
School buses	2,500	2,700	(200)	(7)%	7,800	6,300	1,500	24%
Class 6 and 7 medium trucks	4,000	6,800	(2,800)	(41)%	15,700	21,200	(5,500)	(26)%
Class 8 heavy trucks	5,000	6,200	(1,200)	(19)%	18,700	23,200	(4,500)	(19)%
Class 8 severe service trucks(A)	3,100	3,100	—	—%	10,100	10,000	100	1%
Total "traditional" markets	14,600	18,800	(4,200)	(22)%	52,300	60,700	(8,400)	(14)%
Combined class 8 trucks	8,100	9,300	(1,200)	(13)%	28,800	33,200	(4,400)	(13)%
_________________________

(A)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

	As of July 31			% Change
(in units)	2012	2011(A)	Change
"Traditional" Markets (U.S. and Canada)
School buses	1,600	1,600	—	—%
Class 6 and 7 medium trucks	4,400	6,800	(2,400)	(35)%
Class 8 heavy trucks	7,100	12,300	(5,200)	(42)%
Class 8 severe service trucks(B)	3,100	3,600	(500)	(14)%
Total "traditional" markets	16,200	24,300	(8,100)	(33)%
Combined class 8 trucks	10,200	15,900	(5,700)	(36)%
_________________________

(A)	Truck segment backlog for School buses as of July 31, 2011 has been recast by 100 units to include military bus units.

(B)	Truck segment backlog includes CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate "traditional" chargeouts:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2012	2011	Change		2012	2011	Change
"Traditional" Markets (U.S. and Canada)
School buses	2,900	2,200	700	32%	7,200	6,300	900	14%
Class 6 and 7 medium trucks	5,800	7,400	(1,600)	(22)%	17,200	19,200	(2,000)	(10)%
Class 8 heavy trucks	6,300	6,800	(500)	(7)%	21,500	16,700	4,800	29%
Class 8 severe service trucks(A)	3,600	3,700	(100)	(3)%	10,500	9,600	900	9%
Total "traditional" markets	18,600	20,100	(1,500)	(7)%	56,400	51,800	4,600	9%
Non "traditional" military(B)	500	200	300	150%	1,100	700	400	57%
"Expansion" markets(C)	8,000	8,600	(600)	(7)%	22,900	21,500	1,400	7%
Total worldwide units(D)	27,100	28,900	(1,800)	(6)%	80,400	74,000	6,400	9%
Combined class 8 trucks	9,900	10,500	(600)	(6)%	32,000	26,300	5,700	22%
Combined military(E)	500	800	(300)	(38)%	1,900	2,100	(200)	(10)%
_________________________

(A)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement.

(B)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(C)	Includes chargeouts related to BDT of 1,600 units during both the three months ended July 31, 2012 and 2011, and 4,800 during both the nine months ended July 31, 2012 and 2011.

(D)
Excludes chargeouts related to RV towables of 800 units and 700 units during the three months ended July 31, 2012 and 2011, respectively, and 2,200 units during both the nine months ended July 31, 2012 and 2011.

(E)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2012	2011	Change		2012	2011	Change
OEM sales-South America(A)	28,600	38,200	(9,600)	(25)%	78,000	102,500	(24,500)	(24)%
Intercompany sales	20,600	22,300	(1,700)	(8)%	65,600	63,100	2,500	4%
Other OEM sales	3,000	3,700	(700)	(19)%	7,200	12,600	(5,400)	(43)%
Total sales	52,200	64,200	(12,000)	(19)%	150,800	178,200	(27,400)	(15)%
_________________________

(A)
Includes shipments related to Ford of 100 units and 7,900 units during the three months ended July 31, 2012 and 2011, respectively, and 5,700 units and 18,800 units during the nine months ended July 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

	As of
(in millions)	July 31, 2012	October 31, 2011	July 31, 2011
Consolidated cash and cash equivalents	$547	$539	$444
Consolidated marketable securities	159	718	620
Consolidated cash, cash equivalents and marketable securities at end of the period	$706	$1,257	$1,064
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
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar. Inc.'s existing Asset-Based Credit Facility were repaid and Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million. The Term Loan Credit Facility is intended to: (i) support the adoption of an after-treatment solution to accelerate delivery of our next generation clean engine solution, ICT+, (ii) support the market transition plan for Class 8 engine sales, and (iii) improve our financial flexibility. Interest expense going forward is expected to increase as a result of the borrowing under the Term Loan Credit Facility. For additional information, see Note 7, Debt, to the accompanying consolidated financial statements.
Consolidated cash, cash equivalents and marketable securities was $706 million at July 31, 2012, which includes $28 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Nine Months Ended July 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(292)	$638	$346
Net cash provided by (used in) investing activities	278	(2)	276
Net cash provided by (used in) financing activities	23	(630)	(607)
Effect of exchange rate changes on cash and cash equivalents	(9)	2	(7)
Increase in cash and cash equivalents	—	8	8
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$488	$59	$547

	Nine Months Ended July 31, 2011
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$236	$303	$539
Net cash used in investing activities	(359)	(11)	(370)
Net cash used in financing activities	(5)	(312)	(317)
Effect of exchange rate changes on cash and cash equivalents	7	—	7
Decrease in cash and cash equivalents	(121)	(20)	(141)
Cash and cash equivalents at beginning of the period	534	51	585
Cash and cash equivalents at end of the period	$413	$31	$444
_____________________
Manufacturing Operations cash flows and Financial Services Operations cash flows are not in accordance with, or an alternative for, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our U.S. GAAP consolidated financial statements in Item 1, Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the nine months ended July 31, 2012 was $292 million compared to $236 million of cash provided in the same period of 2011. The net increase in cash used in the first nine months of 2012, versus the comparable period in 2011, was primarily attributable to a larger manufacturing pre-tax loss in 2012, partially offset by a larger increase in other non-current liabilities related to warranty expense.
Cash paid for interest, net of amounts capitalized, was $99 million and $101 million for the nine months ended July 31, 2012 and 2011, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities for the nine months ended July 31, 2012 was $278 million compared to $359 million of cash used in the same period of 2011. The net increase in cash provided by investing activities in the first nine months of 2012, versus the comparable period in 2011, was primarily attributable to higher sales and lower purchases of marketable securities, lower capital expenditures, and lower investments in and advancements to non-consolidated affiliates.
Manufacturing Cash Flow from Financing Activities
Cash provided by financing activities for the nine months ended July 31, 2012 was $23 million compared to $5 million of cash used in the same period of 2011. The net increase in cash provided in the first nine months of 2012, versus the comparable period in 2011, was primarily attributable to higher proceeds from borrowings under the Asset-Based Credit Facility and lower capital lease payments, partially offset by higher Navistar share repurchases.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the nine months ended July 31, 2012 and 2011 was $638 million and $303 million, respectively. The net increase in cash provided by operating activities was due to the higher margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations. This increase was partially offset by lower income and reduced intercompany payables to our manufacturing operations.
Cash paid for interest was $59 million and $71 million for the nine months ended July 31, 2012 and 2011, respectively. The decrease is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.

Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities for the nine months ended July 31, 2012 and 2011 was $2 million and $11 million, respectively. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2012 and 2011. In 2012, the reduction in restricted cash resulting from the maturity and repayment of $250 million of investor notes in January 2012, net of principal accumulation, primarily offset the increase in restricted cash resulting from the partial principal accumulation for the repayment of $350 million of investor notes maturing in October 2012 and the increase in purchases of equipment leased to others.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the nine months ended July 31, 2012 and 2011 was $630 million and $312 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The overall funding requirements have declined as retail loan originations have been funded under the GE Operating Agreement in 2012 and 2011. The decline in 2012 also reflects reduced funding requirements for wholesale notes and accounts receivable. The decline in retail funding requirements in 2011 was partially offset by increased funding requirements for wholesale notes and accounts receivable.
Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act ("PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by the Employee Retirement Income Security Act of 1974 to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum.
For the three and nine months ended July 31, 2012, we contributed $30 million and $112 million, respectively, and for the three and nine months ended July 31, 2011, we contributed $28 million and $80 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $45 million during the remainder of 2012. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. In July 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") was signed into law. The MAP-21 Act legislation impacts minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. We currently expect that from 2013 through 2015, the Company will be required to contribute at least $141 million per year in the aggregate to the Plans, depending on asset performance and discount rates.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and / or greenhouse gas regulations. On April 14, 2012, Canada issued proposed greenhouse gas emission regulations (the "Canadian Proposal"), which are similar to the U.S. regulations, for comment. The Company is evaluating the Canadian Proposal and expects to comment as necessary. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. These standards may also create opportunities for the Company, which has pursued the development of natural gas, hybrid, and electric vehicles and has sought incentives for the development of technology to improve fuel economy.

Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2011. During the nine months ended July 31, 2012, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluation our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments.

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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2011. During the nine months ended July 31, 2012, there have been no significant changes in our exposure to market risk.
Item 4.    Controls and Procedures
This Quarterly Report on Form 10-Q includes the certifications of our Interim Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2012, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended July 31, 2012, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, except: (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the first and second quarters ended January 31, 2012 and April 30, 2012, respectively; and (ii) those disclosed below:
Deloitte & Touche LLP
In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to replead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action.
6.0 Liter Diesel Engine Litigation
In June 2012, the Company was dismissed, without prejudice from the Quebec Action.
In the Kruse Case, in July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims of U.S. Patent 6,058,904, rejecting the third party arguments.
Westbrook vs. Navistar. et. al.
In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Relator did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Relator also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter on July 30, 2012. The Relator filed a notice of appeal to the Fifth Circuit in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only.
For further information regarding these and other legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

Item 1A.	Risk Factors
During the nine months ended July 31, 2012, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, except: (i) those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the first and second quarters ended January 31, 2012 and April 30, 2012, respectively; and (ii) the material developments relating to the risk factor on: (i) our solution for meeting U.S. federal and state emissions requirements, (ii) our outstanding indebtedness, and (iii) our common stock held by certain stockholders, all as described below.
Our solutions for meeting U.S. federal and state emissions requirements may not be successful or may be more costly than planned.
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") on-highway heavy-duty diesel ("HDD") emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics. The regulations requiring on-board diagnostics ("OBD") began the initial phase-in during 2010 for truck engines and are a part of our product plans. These changes in emission standards have resulted in and will continue to result in a significant increase in the cost of our products to meet these emission standards.
In 2011 and 2010, certain of our engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. We began using non-conformance penalties ("NCPs") for trucks using certain of our HDD engines in 2012. As described in more detail below, the need to use NCPs, any inability to continue to utilize NCPs, and the rate at which we use our emission credits could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows.

In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for heavy HDD engines. In June 2012, the D.C. Circuit Court ruled that EPA did not follow the required rulemaking processes in promulgating the Interim Final Rule and issued an order vacating the Interim Final Rule. The Company, as intervenor in that action, asked for a rehearing and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Some of our competitors filed an additional lawsuit asking the D.C. Circuit Court to invalidate the emissions certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on that request.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which would make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit and would supersede the Interim Final Rule. On August 30, 2012, EPA approved the Final Rule and it became effective upon publication in the Federal Register on September 5, 2012. It is possible that the Final Rule will be challenged by our competitors and we cannot provide assurances that the Final Rule will be upheld in the event of such a challenge.
Currently, CARB and the corresponding agencies of nine other states that have adopted California's emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed some time in 2013. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with our HDD engines in the 10 CARB States after our credits are consumed.
We submitted to the EPA and to CARB applications for a 0.20g NOx engine certificate for one 13L engine family during the first half of 2012, but after discussions with both agencies, we withdrew both applications in July 2012. We announced in July 2012 that we are changing our engines' emission strategy from an EGR only strategy to a strategy incorporating both EGR and SCR after-treatment systems ("In-Cylinder Technology Plus" or "ICT+"). We plan to apply ICT+ to our medium and heavy duty engines. In August 2012, we announced that we reached a non-binding Memorandum of Understanding ("MOU") with Cummins Inc. ("Cummins") under which Cummins Emission Solutions will supply its SCR after-treatment system. We also announced that as a part of our expanded relationship with Cummins we plan to offer the Cummins ISX 15 liter engine (the "Cummins 15L").
Our business, financial condition, results of operations, liquidity and capital resources or cash flows could be materially and adversely affected based on numerous factors relating to our ICT+ strategy as well as our shorter term plans for continued use of engines using EGR pending the full implementation of the ICT+ strategy. Some of those factors include, but are not necessarily limited to, the following:

•	The Company will incur additional costs associated with this change and there is no assurance that we will implement this strategy within the anticipated timelines.

•	Our non-binding MOU with Cummins for the Cummins 15L as well as for the SCR after treatment system is subject to the execution of definitive agreements.
We currently anticipate commencing the phasing in of the Cummins 15L engine in December 2012, the ICT+ engines beginning with the highest volume 13L engines in April 2013 and our lower volume 13L engines later in 2013 in stages. We may experience product gaps in our offerings in the 10 CARB States for certain of these engines prior to full introduction of our ICT+ engines. The duration of the gaps will be dependent on a number of factors including but not limited to our ability to execute as planned, the availability of emissions credits, and our ability to comply with the testing protocols required for the Final Rule.
As a condition to NCP certification, the EPA requires us to submit the engines to certain testing protocols to establish that the engines to be certified are no greater than 0.50g NOx, the content of which we are currently discussing with the EPA. Should our engines fail to meet the standard under the testing protocols, unless and until remediated, this result could have adverse consequences.
In addition, the OBD implementation may cause delays in shipments of certain mid-range engine families in the month of January 2013 until they are resolved.
Any of the above risks that result in product gaps or that relate to the implementation and availability of the Final Rule could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. Although the foregoing describes those scenarios which we can reasonably anticipate, we can offer no assurances that other outcomes will not occur or that the effects of the scenarios described above will not be more severe than we currently anticipate.

Our substantial indebtedness could adversely affect our financial condition, our cash flow and our operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt instruments could have important consequences for our operations. The size and terms of our Term Loan Credit Agreement significantly limits our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significantly higher interest payments on our indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to take advantage of business opportunities as a result of various restrictive covenants in our indebtedness; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
Our ability to make required payments of principal and interest on our debt will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic, political, financial, competitive and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under certain of our debt agreements in an amount sufficient to enable us to service our indebtedness.
Our debt agreements contain certain restrictive covenants and customary events of default. Our ability to comply with these restrictive covenants may be affected by general economic conditions, political decisions, industry conditions and other factors outside of our control. Failure to comply with one or more of these restrictive covenants may result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capability. These covenants may limit our ability to, among other things, borrow under certain of our existing credit agreements to fund operations or take advantage of business opportunities.
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance or restructure the payments on such debt. Further, under our Term Loan Credit Agreement and our Amended Asset-Based Credit Facility the lenders would have the right to foreclose on certain of our assets, which would have a material adverse effect on our Company.
Upon the occurrence of "change of control" events specified in our Senior Notes, Convertible Notes, Tax Exempt Bonds, Amended Asset-Based Credit Facility and Term Loan Credit Agreement, the holders of our indebtedness may require us to immediately repurchase or repay that debt. A "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock (50 percent for our Convertible Notes), (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors. Under our Amended Asset-Based Credit Facility and our Term Loan Credit Agreement, a change in control would result in an event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures for our Senior Notes, Convertible Notes and the Loan Agreement related to the Tax Exempt Bonds, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended Asset-Based Credit Facility and our Term Loan Credit Agreement, the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
A small number of our stockholders could significantly influence our business.
Based on filings made with the SEC and other information available to us, we believe that, as of August 31, 2012, four stockholders each presently hold over 5% of our common stock and collectively own over 50% of our common stock. Certain of these stockholders have filed Schedule 13Ds with the SEC indicating that they may, among other things, seek to engage in discussions with management concerning our business operations and strategies, as well as seek to add persons to our Board of Directors. As a result, these few significant stockholders, either individually or acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company, and may adversely affect the market price of our common stock. Further, the interests of these few stockholders may not be in the best interests of all stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 701—Unregistered Sales of Equity Securities and Use of Proceeds
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. For calendar year 2012, the Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock, and for calendar year 2011, the Board of Directors mandated that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the three months ended July 31, 2012, three directors elected to defer all or a portion of their annual retainer fees in shares, and were credited with an aggregate of 2,411 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $27.38. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Item 703—Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended July 31, 2012.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.     Exhibits

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-6
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-8
(99.1)	Additional Financial Information (Unaudited)	E-9
(101.ING)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2012.

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
September 5, 2012