Form 10-K
period 2012-10-31
NAVISTAR INTERNATIONAL CORP
filed 2012-12-19
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
   Commission file number 1-9618
___________________________________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Navistar Drive, Lisle, Illinois	60532
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (331) 332-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock (par value $0.10)	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.0 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, 10% or greater stockholders, and pension and 401(k) plans of the registrant have been deemed to be affiliates.
As of November 30, 2012, the number of shares outstanding of the registrant’s common stock was 80,032,749, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2013 annual meeting of stockholders to be held on February 19, 2013 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2012 FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	23

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132
Item 9A.	Controls and Procedures	132
Item 9B.	Other Information	132

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	133
Item 11.	Executive Compensation	133
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions, and Director Independence	133
Item 14.	Principal Accountant Fees and Services	133

PART IV
Item 15.	Exhibits and Financial Statement Schedules	134
	Signatures	135

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

•
our business strategies relating to, and our ability to meet, federal and state regulatory heavy-duty diesel emissions standards applicable to certain of our engines, including the timing and costs of compliance and consequences of noncompliance with such standards, as well as our ability to meet other federal, state and foreign regulatory requirements;

•	our business strategies and long-term goals, and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford Motor Company ("Ford") expected in December 2014;

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our voluntary separation program, involuntary reduction in force, and other actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•
our anticipated costs relating to the development of our emissions solutions products and other product modifications that may be required to meet other federal, state, and foreign regulatory requirements;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2012, 2011, and 2010 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.
Overview
We are an international manufacturer of International® brand commercial and military trucks, IC Bus™ ("IC") brand buses, MaxxForce® brand diesel engines, and recreational vehicles ("RV") under the Monaco® RV ("Monaco") family of brands, as well as a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and sport-utility vehicle ("SUV") markets. We also provide retail, wholesale, and lease financing of our trucks and parts.
Our Strategy
Our core business is the North American truck and bus market, where we participate primarily in the Class 4 through 8 vehicle market segments. We believe that a fundamental factor in achieving success in these markets is the integration of our engines into the trucks we manufacture. Historically we had success in the bus and Class 6 and 7 truck segments due to the integration of our engines in these vehicles. In 2009, we expanded our engine offering to include heavy-duty big-bore engines branded MaxxForce 11L or 13L, which were offered in our Class 8 vehicles. We believe that an effective vertical integration of our engines and trucks where we have a strong market share is the best method to create product differentiation and value as it distinguishes product performance and creates an expanded stream of revenue for service parts over the life cycle of the vehicle. We also recently expanded our truck product offering to include a Class 4 and 5 vehicle and believe this will be an important element of our growth going forward.
Emissions regulation is a key element of our industry. Historically, a fundamental component of our strategy was to leverage Advanced Exhaust Gas Recirculation ("EGR"), which we believed to have certain advantages, as part of a proprietary engine technology path. It was our belief that our proprietary engine technology would eliminate the need for additional after-treatment components on our vehicles, including urea-based Selective Catalytic Reduction ("SCR").
We failed to achieve Environmental Protection Agency ("EPA") certification of this technology path to meet 2010 EPA emissions standards for our heavy-duty engines and as a result, in July 2012, we announced a change to our engine emissions strategy. We are now aggressively pursuing the technology path followed by others in the industry by adding SCR components to our engines and our vehicles.
In addition to modifying our technology path to meet emissions standards, we decided to discontinue our investment in certain heavy-duty engines and discontinue product development on our MaxxForce 15L Big-Bore engine in favor of purchasing 15L engines from a proven and established engine original equipment manufacturer ("OEM") supplier. In December 2012, we introduced trucks with these engines to the market. We believe the offering of a proven and market-accepted 15L engine combined with our trucks will allow us to increase our customer-base and, potentially, enhance our share of the Class 8 market.
We continue to believe that with our new engine strategy, our products will demonstrate superior performance as measured by fuel economy and that we will be successful in recapturing market share. To that end, our primary focus in the near term is to execute the change in our engine strategy and to improve the quality of our products. We redeployed a substantial portion of our resources to focus on this direction.
We have renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return on Invested Capital ("ROIC") methodology to determine where we will focus our investments as well as identify businesses that do not return their cost of capital. Additionally, we are using a ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to some divestitures of businesses that are not contributing favorably to our goals.

We are also realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs.
Emissions Standards Compliance Update
We continue to be impacted by challenges related to our strategy for meeting 2010 EPA emissions standards. However, over the latter half of 2012, we have made a number of significant strides, including:

•	In July 2012, we announced our next-generation clean engine solution to meet 2010 EPA emissions standards. Our engine strategy combines our EGR engines with an after-treatment solution utilizing SCR.

•
In October 2012, we signed a definitive agreement with Cummins Inc. ("Cummins") for Cummins to supply its urea-based after-treatment system to us. This after-treatment system will be combined with our engines to meet 2010 EPA emissions standards and we expect it to help facilitate our satisfaction of future greenhouse gas ("GHG") standards such as those applicable to medium and heavy-duty engines and vehicles being phased in for model years 2014 to 2017. In addition to our agreement with Cummins, we continue to refine plans and timelines to begin introducing our new product offering, taking into consideration a number of factors, including: current and projected balances of emissions credits currently used to meet EPA emissions standards; our ability to utilize non-conformance penalties ("NCPs") to achieve compliance; projected sales volumes; and customer needs. We maintain our target of a phased-in product introduction plan commencing with the MaxxForce 13L engine in April 2013, followed by our medium engine offerings.

•
As part of our expanded relationship with Cummins, we are offering the Cummins ISX15 engine (the "Cummins 15L"), which currently meets EPA emissions standards, in certain models. We began offering the Cummins 15L engine as a part of our North American on-highway truck line-up in December 2012.

We believe that our new engine strategy provides a path to meeting 2010 EPA emissions standards, as well as GHG standards, and positions us for future success. This will help to address distractions and uncertainty around engine certification and continuation of heavy-duty product offerings that had a detrimental impact on our performance, including a deterioration of market share. In the near term, we expect to be further impacted during the transition to our new engine strategy. For example, we have incurred significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and California Air Resources Board ("CARB") on-highway heavy-duty diesel ("HDD") emissions standards, including the required on-board diagnostics ("OBD"). These emissions standards have resulted in, and will continue to result in, a significant increase in the cost of our products. In addition, the ongoing nature of our transition to a new engine strategy creates the potential for gaps in our product offerings that could further impact our results.
Our Operating Segments
We operate in four industry segments: Truck, Engine, Parts (collectively called "manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "financial services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment, as well as information relating to customer concentration, can be found in Note 15, Segment reporting, to the accompanying consolidated financial statements.
Truck Segment
The Truck segment manufactures and distributes a full line of Class 4 through 8 trucks and buses in the common carrier, private carrier, government, leasing, construction, energy/petroleum, military vehicle, and student and commercial transportation markets under the International and IC brands. This segment also produces RVs, including non-motorized towables, under the Monaco family of brands, and concrete mixers under the Continental Mixers brand, as well as we expect future offerings of refuse truck bodies under the E-Z Pack brand. During 2012, we idled our Workhorse Custom Chassis (“WCC”) business. Our strategy is to continue to deliver the highest quality commercial trucks, buses, RVs, and defense vehicles. The Truck segment is our largest operating segment based on total external sales and revenues.
The Truck segment's manufacturing operations in the U.S. and Mexico (collectively called "North America") consist principally of the assembly of components manufactured by our suppliers, and to a lesser extent, the production of certain sheet metal components, including truck cabs.
We compete primarily in the School bus and Class 4 through 8 medium and heavy truck markets within the U.S. and Canada, which we consider our "traditional" markets. We continue to develop our "expansion" markets, which include Mexico, international export, U.S. and non-U.S. military, RV, and other truck and bus markets. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines. We also sell International and CAT branded trucks through our alliance with Caterpillar Inc. ("Caterpillar") in North America and other global markets. We also have a joint venture with Mahindra & Mahindra Ltd. ("Mahindra") called Mahindra Navistar Automotives Ltd. (“MNAL”). The Company is in discussions with Mahindra regarding the potential purchase by Mahindra of our interests in MNAL.
We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets in North America, as well as select markets outside of North America, through our distribution and service network retail outlets, which is comprised of; 784 in the U.S. and Canada, 86 in Mexico, and 292 international locations, as of October 31, 2012. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
The markets in which the Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has also impacted, and will continue to impact, trucking operations as well as the efficiency and specifications of trucking equipment.
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include: PACCAR Inc. ("PACCAR") and Ford. Competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include: BAE Systems, Force Protection, Inc., General Dynamics Land Systems, and Oshkosh Truck. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian markets with primarily imported products. For the RV business, our major competitors include: Thor Industries, Inc., Forest River, Inc., Tiffin Motorhomes, Inc., Winnebago Industries, Inc., and Fleetwood RV, Inc. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.
Engine Segment
The Engine segment designs and manufactures diesel engines across the 50 through 500 horsepower range under the MaxxForce brand name for use primarily in our International branded Class 6 and 7 medium trucks, Class 8 heavy trucks, and military vehicles, our IC branded school buses, as well as other applications. In addition to providing high-tech diesel engines for Navistar captive applications, our engines are also sold to global OEMs for various on-and-off-road applications. Our engines are sold worldwide for use in an assortment of applications utilizing the MaxxForce brand name. Also, we offer contract manufacturing services to OEMs for the assembly of their engines, particularly in South America. Also included in the Engine segment is our Blue Diamond Parts ("BDP") joint venture with Ford, which manages the sourcing, merchandising, and distribution of certain service parts for North American Ford vehicles. The Engine segment is our third largest operating segment based on total external sales and revenues.
To help us return to profitability, our strategy is to expand our Engine segment sales, grow our global presence through our South American subsidiary and joint ventures, and control our costs. The Engine segment has engaged in various strategic joint ventures to further our reach to global markets, including our joint venture in China with Anhui Jianghuai Automobile Co ("JAC") and in India with Mahindra called Mahindra-Navistar Engines Private Ltd (“MNEPL”). The Company is in discussions with Mahindra regarding the potential purchase by Mahindra of our interests in MNEPL.
To control cost and technology, the Engine segment previously expanded its operations to include Pure Power Technologies, LLC ("PPT"), a components company focused on air, fuel, and after-treatment systems to meet more stringent Euro and U.S. EPA emissions standards.
The Engine segment has manufacturing operations in the U.S., Brazil, and Argentina.  The operations at these facilities consist principally of the assembly of components manufactured by PPT and our suppliers, as well as machining operations relating to steel and grey iron components, and certain higher technology components necessary for our engine manufacturing operations.
In South America, our subsidiary, MWM International Industria De Motores Da America Do Sul Ltda. ("MWM") merged into another wholly-owned subsidiary, International Indústria de Motores da América do Sul Ltda. ("IIAA") in 2011 and is now known as IIAA. IIAA is a leader in the South American mid-range diesel engine market, sells products in more than 35 countries on five continents, and provides customers with additional engine offerings in the agriculture, marine, and light truck markets.

In the U.S. and Canada mid-range commercial truck diesel engine market, our primary competitors are Cummins, Mercedes Benz, Isuzu, and Hino. In South America, IIAA competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain ("FPT") in the light and medium truck markets; Mercedes Benz, Cummins, Scania, MAN, Volvo, and FPT in the heavy truck market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Global N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and Deere & Company in the agricultural market; and Scania and Cummins in the stationary market. In Mexico, we compete in Classes 4 through 8 with our MaxxForce 4.8L, 7L, DT, and 9L engines, facing competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford. The introduction of our MaxxForce 11L and 13L Big-Bore engines in Mexico will depend on the availability of low sulfur diesel fuel throughout the country.
Parts Segment
The Parts segment supports our brands of International commercial and military trucks, IC buses, MaxxForce engines, as well as our other product lines, by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America and the rest of the world through the dealer network that supports our Truck and Engine segments. The Parts segment is our second largest operating segment based on total external sales and revenues.
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers in North America or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers, and a government and military team. In addition, we serve global customers with dedicated sales teams and distribution centers in South Africa. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
Financial Services Segment
The Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. We also finance wholesale and retail accounts receivable, of which substantially all revenues earned are received from the Truck and Parts segments. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. This segment provided wholesale financing for 88% and 90% of our new truck inventory sold by us to our dealers and distributors in the U.S. in 2012 and 2011, respectively.
The Financial Services segment manages the relationship with Navistar Capital (an alliance with GE Capital) which provides retail financing to our customers in the U.S. GE Capital has provided financing to support the sale of our products in Canada for over 20 years. This segment is also facilitating financing relationships in other countries to align with the Company's global operations.
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
Engineering and Product Development
Our engineering and product development programs are focused on product improvements, innovations, and cost-reductions, and these related costs are incurred by our Truck and Engine segments. As a truck manufacturer, we are focused on further development of our International brand commercial trucks and military trucks, as well as modifying our trucks to accommodate our MaxxForce engines with the Cummins' urea-based after-treatment system and the integration of the Cummins 15L engine. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet emissions and OBD regulatory requirements and to provide engine solutions to support a global marketplace. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development expenditures were $539 million in 2012 compared to $532 million in 2011 and $464 million in 2010.
Acquisitions, Strategic Agreements, and Joint Ventures
We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide access to "expansion" markets, and identify component and material sourcing alternatives that meet our ROIC thresholds. Periodically, we enter into collaborative strategic relationships and acquire businesses that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned as well as review potential partners for new opportunities. We consider the following joint ventures and businesses an integral part of our long-term growth strategy:

•
In 2006 and 2008, we completed two joint ventures with Mahindra in India. We have a 49% ownership in each joint venture, which operate under the names of MNAL and MNEPL, respectively. The Company is in discussions with Mahindra regarding the potential purchase by Mahindra of our interests in MNAL and MNEPL.

•
In August 2012, the Company and JAC received formal approval from the Chinese government to move forward with their commercial engine joint venture. The joint venture will focus on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to Navistar's Euro IV and Euro V compliant technology. The joint venture also sets the stage for global export opportunities of JAC's light-, medium- and heavy-duty commercial trucks. The joint venture is subject to finalization of certain ancillary agreements among the parties.

•
During 2012, the Company also initiated certain strategic initiatives, including an agreement with Indiana Phoenix to sell front-discharge concrete mixers through our Continental Mixer subsidiary, and the acquisition of certain assets from E-Z Pack related to the manufacture of refuse truck bodies.

The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using ROIC, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close and expect to realize incremental benefits from these actions in the near future.
Backlog
Our worldwide backlog of unfilled truck orders, which are subject to cancellation or return in certain circumstances, as of October 31, 2012 and 2011 are provided in the following table:

	Units	Value
As of October 31:		(in billions)
2012	25,000	$1.8
2011	32,000	2.4
Production of our October 31, 2012 backlog is expected to be substantially completed during 2013. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.
Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2012, our employee headcount was impacted by actions taken to control spending across the Company which included targeted reductions of certain costs. These actions, announced in August 2012, included offering the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the VSP, we also used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate certain positions. Approximately 1,300 employees were impacted by these actions, of which 1,200 employees exited by October 31, 2012 and the remaining will exit in 2013. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

	As of October 31,
	2012	2011	2010
Employees worldwide:
Total active employees	16,900	19,000	15,800
Total inactive employees(A)	1,600	1,800	2,900
Total employees worldwide	18,500	20,800	18,700
Total active union employees:
Total UAW	1,700	2,000	1,700
Total other unions	2,500	3,900	2,400
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 600 employees, 1,000 employees, and 1,100 employees as of October 31, 2012, 2011, and 2010, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant related to the expiration of the CAW contract on June 30, 2009. In 2011, the Company committed to close this facility due to an inability to reach a collective bargaining agreement with the CAW.

Patents and Trademarks
We seek and obtain patents on our inventions and own a significant patent portfolio. Additionally, many of the components we purchase for our products are protected by patents that are owned or controlled by the component manufacturer. We have licenses under third-party patents relating to our products and their manufacture and grant licenses under our patents. The monetary royalties paid or received under these licenses are not material.
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
Supply
We purchase raw materials, parts, and manufactured components from numerous third-party suppliers. To avoid duplicate tooling expenses and to maximize volume benefits, single-source suppliers fill a majority of our requirements for parts and manufactured components.
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
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. New on-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and allowable nitrogen oxide ("NOx") and have reached the last phase-in period effective with engine model year 2010. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels.
In 2010, the initial phase-in of OBD requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurs in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the EPA. In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country.

Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. The engine is one of a truck's primary sources of noise, and we therefore work closely with OEMs to develop strategies to reduce engine noise. We are also subject to the National Traffic and Motor Vehicle Safety Act ("Safety Act") and Federal Motor Vehicle Safety Standards ("Safety Standards") promulgated by the National Highway Traffic Safety Administration ("NHTSA").
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and NHTSA issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and/or greenhouse gas regulations. On April 14, 2012, Canada issued for comment proposed greenhouse gas emissions regulations (the "Canadian Proposal"), which are similar to the U.S. regulations. The Company is evaluating the Canadian Proposal and expects to comment as necessary. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2012.
Lewis B. Campbell, 66, has served as Chief Executive Officer of NIC and Executive Chairman of the Board of Directors of NIC since August 2012. Prior to joining NIC, Mr. Campbell held numerous positions with Textron Inc., a $12 billion publicly traded industrial company, including Chairman from 1999 until his retirement in 2010, Chief Executive Officer from 1998 to 2009, and President from 1994 to 1999 and from 2001 to 2009. Mr. Campbell joined Textron as Chief Operating Officer in 1992. Prior to joining Textron, Mr. Campbell served in a variety of roles at General Motors Company, including Vice President and General Manager, Flint Automotive Division for Buick/Oldsmobile/Cadillac as well as Vice President and General Manager, GMC Trucks.
Troy A. Clarke, 57, has served as President and Chief Operating Officer of NIC since August 2012. Prior to this position, Mr. Clarke served Navistar, Inc. as President of the Truck and Engine Group from June to August 2012, President of Asia-Pacific Operations of Navistar, Inc. from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of Navistar, Inc. from 2010 to 2011. Prior to joining Navistar, Inc., Mr. Clarke held various positions at General Motors, including President of General Motors North America from 2006 to 2009 and President of General Motors Asia Pacific from 2003 to 2006. On June 1, 2009, General Motors filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Andrew J. Cederoth, 47, has served as Executive Vice President and Chief Financial Officer of NIC since September 2009. Mr. Cederoth has also served as a director of Navistar, Inc. since April 2009, and Executive Vice President and Chief Financial Officer at Navistar, Inc. since September 2009. Prior to these positions, he was interim principal financial officer and Senior Vice President-Corporate Finance of NIC from June 2009 to September 2009, Senior Vice President-Corporate Finance of NIC from April 2009 to June 2009, Vice President and Chief Financial Officer of the Engine Division of Navistar, Inc. from 2006 to April 2009, and Vice President and Treasurer of Navistar Financial Corporation from 2001 to 2005.
Jack Allen, 54, has served as President of North American Truck and Parts since June 2012. Prior to this role, Mr. Allen held various positions with the Company, most recently as President of North American Trucks since 2008, as well as President of the Engine Group from 2004 to 2008, Vice President and General Manager of the Parts Group from 2002 to 2004 and Vice President and General Manager of the Blue Diamond Truck Company, a joint venture with Ford, from 2001 to 2002.
Eric Tech, 49, has served as President, Global Truck and Engine of Navistar, Inc. since June 2012. Prior to this position, Mr. Tech served Navistar, Inc. as President, Engine Group from July 2009 to June 2012, Vice President and General Manager, Engine from November 2008 to July 2009, Vice President and General Manager, Light, Medium and Heavy Truck from July 2008 to November 2008, Vice President and General Manager, Vee and Inline Business Unit from September 2007 to July 2008 and as Vice President and General Manager, Vee Business Unit from May 2006 to September 2007.  Prior to joining Navistar, Inc., Mr. Tech held various positions of increasing responsibility at the Ford Motor Company in engineering, quality, product planning, and vehicle and program management, most recently as Chief Engineer for Super Duty Truck Programs.
Steven K. Covey, 61, has served as Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey has also served as Senior Vice President and General Counsel of Navistar, Inc. since 2004. Prior to these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000 and Associate General Counsel of Navistar, Inc. from 1992 to 2000.
James M. Moran, 47, has served as Vice President and Treasurer of NIC since 2008. Mr. Moran also served as Vice President and Treasurer of Navistar, Inc. since 2008. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004, and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.
Richard C. Tarapchak, 47, has served as Vice President and Corporate Controller (Principal Accounting Officer) of NIC since March 2010. Prior to this position, Mr. Tarapchak served as Vice President-Strategic Initiatives of Navistar, Inc. from 2008 to March 2010. Mr. Tarapchak also served as Vice President and Chief Financial Officer of the Truck Group of Navistar, Inc. from 2005 to 2008, Director, Corporate Financial Analysis of Navistar, Inc. from 2003 to 2005 and Director, Finance and Operations of Navistar, Inc. from 2000 to 2003.

Curt A. Kramer, 44, has served as Corporate Secretary of NIC since 2007. Mr. Kramer has also served as Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004, and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.
Gregory W. Elliott, 51, has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc., from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Item 1A.	Risk Factors
Our financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control, which may cause actual performance to differ materially from historical or projected future performance. We have in place an Enterprise Risk Management ("ERM") process that involves systematic risk identification and mitigation covering the categories of Strategic, Financial, Operational, and Compliance risk. The goal of ERM is not to eliminate all risk, but rather to identify, assess and rank risks; assign, mitigate and monitor risks; and report the status of our risks to the Management Risk Committee and the Board of Directors and its committees. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Our solutions for meeting U.S. federal and state emissions requirements may not be successful or may be more costly than planned.
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and CARB on-highway HDD emission standards that have reduced the allowable levels of NOx to the current limit of 0.20g NOx and include the required OBD. The regulations requiring OBD began the initial phase-in during 2010 for truck engines and are a part of our product plans.
We attempted to meet these emissions standards using Advanced EGR until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with SCR after-treatment systems. Both of these HDD engine strategies have resulted in and will continue to result in potential uncertainties related to our ability to meet these emission standards, and/or an increase in the cost of our products, and have several associated risks that we have set forth below. Any of the following risks relating to our HDD engine strategies could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows. Although the following describes those scenarios which we can reasonably anticipate, we can offer no assurances that other outcomes will not occur or that the effects of the scenarios described below will not be more severe than we currently anticipate.
In 2012, 2011 and 2010, certain of our HDD engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. In June 2012, the D.C. Circuit Court ruled that the EPA did not follow the required rulemaking processes and issued an order vacating the Interim Final Rule. The Company, as an intervenor in that action, asked for a rehearing, and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Following that decision, some of our competitors filed a lawsuit asking the D.C. Circuit Court to invalidate the emission certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on this matter, and we cannot assure you that the court will rule in our favor.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines on September 5, 2012, and indicated that it was still reviewing comments and data, and thus would not finalize NCPs at that time as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2014. After approval of the Final Rule, the maximum NCP per heavy HDD engine is $3,775 for the remainder of 2012, and is subject to an upward annual adjustment in 2013. The Final Rule has been challenged by some of our competitors in the D.C. Circuit Court. The court has not yet ruled on this matter, and we cannot assure you the court will rule in our favor.

Currently, CARB, and the corresponding agencies of nine other states that have adopted California's emission standards, do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. Under current conditions and at the current pace of HDD engine production, we expect our emission credits for heavy HDD engines may be consumed sometime in the first calendar quarter of 2013. Unless CARB (and the corresponding nine other states) begin allowing NCPs for engine sales, we will not be able to sell trucks with our heavy HDD engines in the 10 CARB States after our credits are consumed until CARB certifies these engines to the 0.20g NOx standard.
In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, we are offering the Cummins 15L as a part of our North American on-highway truck line-up. We began phasing in the Cummins 15L engine in December 2012. We expect to phase in the high volume 13L SCR engines in April 2013. We anticipate phasing in our lower volume 13L SCR engines later in 2013 in stages. We anticipate product gaps in the 10 CARB States for certain of the lower volume 13L EGR engines prior to full introduction of our SCR engines, which we anticipate to be June 2013. The duration of the gaps will be dependent on a number of factors including but not limited to our ability to execute as planned, the availability of emissions credits and product mix.
Although we passed Performance Compliance Audit (“PCA”) testing on our 13L and 15L engines, our 11L engines failed to meet PCA testing requirements. We received a letter from the EPA notifying us of its intent to suspend or void the certificate of conformity for our 11L engines being sold using NCPs (“11L NCP Engines”), based on our failure to timely comply with conditions in the certificate that require PCA testing on these engines. We expect that the EPA will issue a final decision suspending the certification of our 11L NCP Engines and will require us to take corrective action, including recalibrating or reprogramming our 11L NCP Engines, to lower the NOx output. The EPA may also take similar action with regard to our 11L engines sold using emissions credits.
In addition, we expect to achieve OBD certification for model year 2013 light and medium HDD engines in March 2013 for the highest volume of these engines, and as late as June 2013 for lower volume light HDD engines. Beginning in the first calendar quarter of 2013, we anticipate gaps in production of light and medium HDD engines as we work to achieve OBD certification. Our 13L SCR engines must also achieve OBD certification, and these engines face similar risks if they do not achieve OBD certification by their projected April 2013 phase-in.
Increased warranty costs may negatively impact our near term operating results.
Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions standards ("2010 Engines"). Component complexity and other related factors associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty spend than expected which has contributed to significantly higher warranty charges for current and pre-existing warranties, including charges for extended service contracts, in 2012. We recognized adjustments to pre-existing warranties of $404 million in the year ended October 31, 2012, compared to adjustments of $79 million and $51 million in the years ended October 31, 2011 and 2010, respectively. The increase in the adjustments to pre-existing warranties in 2012 relates to the unanticipated increase in warranty spend, primarily for certain 2010 Engines. We may continue to experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. In fiscal 2013, to meet new emissions requirements, including but not limited to OBD, the Company will launch several products that will incorporate additional changes and added component complexity. These changes may result in additional future warranty expense that may have an adverse effect on our financial condition, results of operations and cash flows.

We could incur restructuring and impairment charges as we continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure.
We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, and charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments that could be significant, which could adversely affect our financial condition and results of operations.
We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position. To improve our liquidity position, we recently borrowed $1.0 billion under our new senior secured, term loan credit facility in an aggregate principal amount of $1.0 billion (the “Term Loan Credit Facility”) and raised total net proceeds of $206 million from our public offering of common stock in October and November 2012. We believe that our cash on-hand, which includes the effect of these transactions, together with funds generated by our operations and potential borrowings under our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the “Amended and Restated Asset-Based Credit Facility”), will provide us with sufficient liquidity and capital resources to meet our working capital, capital expenditures, and other operating needs for the foreseeable future. Significant assumptions underlie this belief however, including among other things, assumptions relating to North American truck volumes for 2013 and the successful implementation of our revised engine strategy, continuing to maintain trade credit from certain key suppliers, and no material adverse developments in our competitive market position, business, liquidity, or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, or otherwise alter our business strategy.
Our substantial indebtedness could adversely affect our financial condition, cash flow, and operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt instruments could have important consequences for our operations. The size and terms of our Term Loan Credit Facility significantly limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significantly higher interest payments on our indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
Our ability to make required payments of principal and interest on our debt will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic, political, financial, competitive, and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under certain of our debt agreements in an amount sufficient to enable us to service our indebtedness.
Our debt agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: make restricted payments; incur additional debt and issue preferred or disqualified stock; create liens; create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; engage in sale-leaseback transactions; engage in mergers or consolidations or transfer all or substantially all of our assets; designate restricted and unrestricted subsidiaries; make certain dispositions and transfers of assets; place limitations on the ability of our restricted subsidiaries to make distributions; enter into transactions with affiliates; and guarantee indebtedness. One or more of these restrictive covenants may limit our ability to execute our preferred business strategy, take advantage of business opportunities, or react to changing industry conditions.
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our Term Loan Credit Facility and our Amended and Restated Asset-Based Credit Facility, the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock [50 percent for our 3.0% Senior Subordinated Convertible Notes (the “Convertible Notes”)], (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our board of directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Facility, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Facility, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
Past and potential further downgrades in our debt ratings may adversely affect our liquidity, competitive position, and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. On August 1, 2012, Moody's Investors Service downgraded our corporate family rating, probability of default rating, and senior note rating to B2 from B1 with a negative outlook. On September 17, 2012, Fitch Ratings downgraded its issuer default ratings for us to CCC from B-, with a negative outlook, citing the increasing risk around our cash flow. Any further downgrade in our credit ratings and the negative publicity as a result of any such further downgrades could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
We have significant under-funded postretirement obligations.
On a U.S. GAAP basis, the under-funded portion of our projected benefit obligation was $2.1 billion and $1.8 billion for pension benefits at October 31, 2012 and 2011, respectively, and $1.4 billion and $1.5 billion for postretirement healthcare benefits at October 31, 2012 and 2011, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates, as well as reductions in interest rates, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations, and cash flows. In addition, the continued restructuring and rationalization of our business could increase our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in the ERISA and the Internal Revenue Code of 1986, as amended, as applicable to our U.S. pension plans (including such timing requirements), and mandated by the Pension Protection Act of 2006 to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") have reduced our funding requirements over the next five years.
We may not achieve all of the expected benefits from our cost saving initiatives.
We have recently implemented a number of cost saving initiatives, including the consolidation of our Truck and Engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending, and employee headcount reductions. We expect these actions will result in significant operating cost savings, which we estimate will be approximately $175 million of annualized savings, beginning in 2013. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. For example, we are evaluating opportunities to restructure our business in an effort to optimize our cost structure, which could include, among other actions, rationalization of certain manufacturing operations and/or divesting non-core businesses. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.
A small number of our stockholders have significant influence over our business.
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the “Icahn Group”) and Mark H. Rachesky, MD and several entities controlled by him (collectively, the “MHR Group”). Pursuant to the settlement agreements, in October 2012 the Icahn Group and the MHR Group each had one representative appointed to our board of directors and to the nominating and governance committee of our board in replacement of two incumbent directors. Additionally, pursuant to these settlement agreements, the Icahn Group and the MHR Group have exercised their right to appoint a third mutually agreed upon representative to our board in replacement of an incumbent director. These representatives will be included for election as director nominees at our 2013 annual meeting of stockholders. Our board of directors will remain at ten members so long as either the Icahn Group or the MHR Group continues to have a designee on the board.
As of October 31, 2012, based on filings made with the SEC and other information made available to us as of that date, we believe the Icahn Group held 11,845,167 shares, or approximately 14.94% of our outstanding common stock, and the MHR Group held 11,873,000 shares, or approximately 14.98% of our outstanding common stock, and that the Icahn Group, the MHR Group, and two other stockholders collectively held over 50% of our common stock.
As a result of the foregoing, these few stockholders are able to exercise significant influence over the election of our board of directors as well as matters requiring stockholder approval. Further, this concentration of ownership may adversely affect the market price of our common stock.
Our business may be adversely affected by government contracting risks.
We derived approximately 8%, 13%, and 15% of our revenues for 2012, 2011, and 2010, respectively, from the U.S. government. Certain existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, and cash flows. Although we have submitted multiple bids and quotes, there are no guarantees that they will be awarded to us in the future or that volumes will be similar to volumes under previously awarded contracts. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.
Federal regulations and fuel economy rules may increase costs.
Additional changes to on-highway emissions or performance standards, as well as compliance with additional environmental requirements, are expected to add to the cost of our products and increase the engineering and product development programs of our business. In that regard, the EPA and the Department of Transportation have issued final rules on GHG emissions and fuel economy for medium and heavy-duty vehicles and engines. The standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially come into effect in 2014 and are fully implemented in model year 2017. These standards will increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. In addition, other regulatory proposals under consideration may adversely affect our business.
We may not achieve all of the expected benefits from our recent acquisitions, joint ventures, or strategic alliances.
Over the last several years, we have completed a number of acquisitions, joint ventures, and strategic alliances as part of our business strategy. We cannot provide any assurances that these acquisitions, joint ventures, or strategic alliances will generate all of the expected benefits. In addition, we cannot provide assurance that we will not have disputes arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have a material adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures, and strategic alliances could materially impact our financial condition, results of operations, and cash flows. In light of our recent operating results, we are currently evaluating opportunities to restructure our business in an effort to optimize our cost structure, which could include, among other actions, rationalization of certain of our recent acquisitions, joint ventures, or strategic alliances.
Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.
We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the importation of components for our products. In addition, we are obligated to comply with a variety of federal, state, and local regulations and procurement policies, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State, and Justice.
Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain large orders for exports of defense equipment, the Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurances that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our financial condition, results of operations, and cash flows.
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
We are subject to the Foreign Corrupt Practices Act (the "FCPA") and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience corruption. Our operations in such countries create the risk of an unauthorized payment by one of our employees or agents that could be in violation of various laws including the FCPA.
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
We must observe laws and regulations relating to the formation, administration, and performance of federal government contracts that affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulations, foreign government procurement regulations, and the industrial security regulations of the Department of Defense and related laws include provisions that:

•	allow our government clients to terminate or not renew our contracts if we come under foreign ownership, control, or influence;

•	allow our government clients to terminate existing contracts for the convenience of the government;

•	require us to prevent unauthorized access to classified information; and

•	require us to comply with laws and regulations intended to promote various social or economic goals.
We are subject to industrial security regulations of the U.S. Departments of State, Commerce, and Defense, and other federal agencies that are designed to safeguard against foreigners' access to classified or restricted information. As we expand our operations internationally, we will also become subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control, or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts and could impair our ability to obtain new contracts.

A failure to comply with applicable laws, regulations, or procedures, including federal regulations regarding the procurement of goods and services and protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the federal government, civil fines and damages, and criminal prosecution and penalties, any of which could materially adversely affect our business.
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
The North American truck market in which we operate is highly competitive. Our major U.S.-controlled domestic competitors include: PACCAR and Ford. The competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Mercedes Benz), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota). The major U.S. military vehicle competitors include: BAE Systems, Force Protection, Inc., General Dynamics Land Systems, and Oshkosh Truck. In addition, smaller, foreign-controlled market participants such as Isuzu, UD Trucks, and Mitsubishi compete in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.
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
Our ability to execute our strategy is dependent upon our ability to attract, train, and retain qualified personnel.
Our continued success depends, in part, on our ability to identify, attract, motivate, train, and retain qualified personnel in key functions and geographic areas. In particular, we are dependent on our ability to identify, attract, motivate, train, and retain qualified engineers with the requisite education, background, and industry experience who can assist in the development, enhancement, and introduction of new products and technology solutions. Further, we have significant operations in foreign countries, including Mexico, Brazil, Argentina, and Canada, and, to effectively manage our global operations, we will need to continue to be able to recruit, train, assimilate, motivate, and retain qualified experienced employees around the world.
Failure to attract, train, and retain qualified personnel, whether as a result of an insufficient number of qualified local residents, difficulty in recruiting and retaining expatriates to service new global markets, or the allocation of inadequate resources to training, integration, and retention of qualified personnel, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. In addition, our operations or our ability to execute our business strategy may be negatively impacted by the loss of certain personnel in connection with our VSP announced in August 2012, if we are unable to replace the experience, skills, and knowledge base of such key personnel in a timely manner.
Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.
We obtain raw materials, parts, and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our key third-party suppliers. Suppliers may also exit certain business lines causing us to find other suppliers for materials or components, or delay our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, and Argentina. We are also developing operations in the People's Republic of China. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating a multinational company. These risks include, among others:

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S., and the imposition of foreign withholding taxes on the remittance of foreign earnings to the U.S.;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change;

•	currency exchange rate risk; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
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
Additionally, if we experience failure in some of our emissions components and the emission component defect rates of our engines exceed a certain level set by CARB and the EPA, those engines may be subject to corrective actions by these agencies, which may include extending the warranties of those engines. This could increase exposure beyond the stated warranty period to the relevant regulatory useful life of the engine, and these actions could have an adverse effect on our financial condition, results of operations and cash flows.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2012, approximately 48% of our hourly workers and 5% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2014. Any strikes, threats of strikes, arbitration, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are currently involved in a number of pending litigation matters. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 14, Commitments and Contingencies, to the accompanying consolidated financial statements.
Our operations are subject to environmental, health, and safety laws and regulations that could result in liabilities to us.
Our operations are subject to environmental, health, and safety laws and regulations, including those governing discharges to air and water; the management and disposal of hazardous substances; the cleanup of contaminated sites; and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties, and third-party claims for property damage or personal injury as a result of violations of our responsibilities under such laws and regulations. Contamination has been identified at and in the vicinity of some of our current and former properties for which we have established financial reserves. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. While we believe that we have adequate accruals to cover the costs of the ongoing cleanup, we and other parties may be required to conduct additional investigations and remediation in the area, including with respect to any impacts identified in nearby bay sediments. As a result, we also could incur material costs in excess of current reserves at these or other sites as a result of additional cleanup obligations imposed or contamination identified in the future. In addition, as environmental, health, and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future.

Provisions in our charter and by-laws, our stockholder rights plan, and Delaware law could delay and discourage takeover attempts that stockholders may consider favorable.
Certain provisions of our certificate of incorporation and by-laws, and applicable provisions of Delaware corporate law, may make it more difficult for a third-party to acquire control of us or change our board of directors and management, or may prevent such acquisition or change. These provisions include:

•	the ability of our board of directors to issue so-called "flexible" preferred stock;

•	a provision for any board vacancies to be filled only by the remaining directors;

•	the inability of stockholders to act by written consent or call special meetings;

•	advance notice procedures for stockholder proposals to be brought before an annual meeting of our stockholders;

•
the affirmative vote of holders of the greater of (a) a majority of the voting power of all common stock and (b) at least 85% of the shares of common stock present at a meeting is required to approve certain change of control transactions; and

•
Section 203 of the Delaware General Corporation Law, which generally restricts us from engaging in certain business combinations with a person who acquires 15% or more of our common stock for a period of three years from the date such person acquired such common stock, unless stockholder or board approval is obtained prior to the acquisition.

In addition, the fact that our ability to utilize our tax net operating losses and research and development tax credits could be adversely affected by a change of control could have an anti-takeover effect.
We have a stockholders rights plan, which may be triggered if any person or group becomes the beneficial owner of or announces an offer to acquire 15% or more of our common shares.
The foregoing provisions may adversely affect the marketability of the common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
In North America, we operate eighteen manufacturing and assembly facilities, which contain in the aggregate approximately 14 million square feet of floor space. Of these eighteen facilities, thirteen are owned and five are subject to leases. Eleven plants manufacture and assemble trucks, buses, and chassis (which includes the Garland, Texas truck manufacturing plant, which we announced in October 2012, our intention to close in 2013), six plants are used to build engines, and one plant is involved with rail car manufacturing. Of these six plants that build engines, three manufacture diesel engines, one manufactures fuel injectors, one manufactures grey iron castings, and one manufactures ductile iron castings.
Our principal product development and engineering facilities are currently located in Lisle, Illinois, Melrose Park, Illinois, Madison Heights, Michigan, and Columbia, South Carolina. The Parts segment has seven distribution centers in the U.S., two in Canada, and one in Mexico. The Financial Services segment also leases an office in Mexico. The Financial Services segment announced a plan to vacate the premises of our leased office space in Schaumburg, Illinois, and relocate to our world headquarters in Lisle, Illinois, which is expected to occur during the first quarter of 2013.
In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters, which is located in Lisle, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1.3 million square feet of floor space for use by our South American engine subsidiaries.
Not included above are the former Indianapolis, Indiana engine plant, the Union City, Indiana chassis plant, and the Chatham, Ontario truck plant, all of which have ceased production activities.
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
Retiree Health Care Litigation
In April 2010, the UAW and others ("Plaintiffs") filed a "Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement" (the "Shy Motion") in the U.S. District Court for the Southern District of Ohio (the "Court") relating to a 1993 settlement agreement concerning postretirement healthcare obligations (the “1993 Settlement Agreement”). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the "Part D Change"). Specifically, Plaintiffs claimed that the Part D Change violated the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
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
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal with the Appellate Court concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order. On December 14, 2012, the Appellate Court denied the Company's appeal, affirming the February 2011 and September 2011 Orders.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2012), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Kruse vs. Ford
We have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") filed against Ford regarding a potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Case has stayed the case pending resolution of a similar suit against Daimler

Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminates the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents (U.S. Patent 6,058,904 and U.S. Patent 5,265,562), and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third-party requests based upon substantial new questions of patentability. In July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims in the two remaining Kruse patents, hence ending the second round of re-examination. Both patents expired on July 27, 2012, however Kruse could still sue for any infringement prior to that date.
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
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$36 million at October 31, 2012) and entered judgment against MWM.
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of approximately US$5 million at October 31, 2012). The parties submitted their comments to such report in December 2011. The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis de Franco and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, and MWM filed a motion for clarification of certain issues in October 2012.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit

Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to replead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the Court that it has declined to intervene at this time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order have been entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop the relator and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The relator did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The relator also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter on July 30, 2012. The relator filed a notice of appeal to the Fifth Circuit in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only. Westbrook filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case.
Asbestos and Environmental Matters
Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become more significant in the future. We have also been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the "Superfund" law. These cases involve sites that allegedly received wastes from current or former Company locations.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2012 and 2011:

Year Ended October 31, 2012	High	Low	Year Ended October 31, 2011	High	Low

1st Quarter	$45.44	$33.74	1st Quarter	$66.39	$48.32
2nd Quarter	48.18	32.68	2nd Quarter	71.49	58.49
3rd Quarter	35.25	20.21	3rd Quarter	70.40	50.05
4th Quarter(A)	26.48	18.17	4th Quarter	52.36	30.01
_________________________

(A)
In October 2012, the Company issued 10.67 million shares of common stock at the public offering price of $18.75 per share. For additional information, see Note 16, Stockholders' Equity (Deficit), to the accompanying consolidated financial statements.

Number of Holders
As of November 30, 2012, there were approximately 10,133 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. For calendar year 2012, the Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock, and for calendar year 2011, the Board of Directors mandated that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the fourth quarter ended October 31, 2012, three directors elected to defer all or a portion of their annual retainer fees in shares, and were credited with an aggregate of 3,086 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $21.39. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2012.

Stock Performance
The following graph compares the five-year comparison of the cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2007 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2012. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2007	2008	2009	2010	2011	2012
Navistar International Corporation	$100	$48	$53	$76	$67	$30
S&P 500 Index - Total Returns(A)	100	64	70	82	88	102
S&P Construction, Farm Machinery, and Heavy Truck Index	100	48	67	106	116	76
_____________________________

(A)
The performance graph included in our 2011 Annual Report contained a typographical error in the labeling of one of the indices. The returns for the S&P 500 Index - Total Returns was inadvertently labeled as NASDAQ Composite-Total Returns. We are using the same indices in 2012 as we used in 2011, and they are correctly referenced above.

The above graph uses peer group only performance (excludes the Company from the peer group). Peer group indices use beginning of periods market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2012. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
We operate in four industry segments: Truck, Engine, Parts, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in "Our Operating Segments" in Item 1, Business, and in Note 15, Segment Reporting, to the accompanying consolidated financial statements.
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2012(A)	2011(B)	2010	2009	2008
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$12,948	$13,958	$12,145	$11,569	$14,724
Income (loss) before extraordinary gain	(2,962)	1,778	267	322	134
Extraordinary gain, net of tax	—	—	—	23	—
Net income (loss)	(2,962)	1,778	267	345	134
Less: Net income attributable to non-controlling interest	48	55	44	25	—
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$1,723	$223	$320	$134

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(43.56)	$23.66	$3.11	$4.18	$1.89
Extraordinary gain, net of tax	—	—	—	0.33	—
Net income (loss)	$(43.56)	$23.66	$3.11	$4.51	$1.89
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(43.56)	$22.64	$3.05	$4.14	$1.82
Extraordinary gain, net of tax	—	—	—	0.32	—
Net income (loss)	$(43.56)	$22.64	$3.05	$4.46	$1.82
Weighted average number of shares outstanding:
Basic	69.1	72.8	71.7	71.0	70.7
Diluted	69.1	76.1	73.2	71.8	73.2

BALANCE SHEET DATA
Total assets	$9,102	$12,291	$9,730	$10,028	$10,390
Long-term debt:(C)
Manufacturing operations	$2,733	$1,881	$1,841	$1,670	$1,639
Financial services operations	833	1,596	2,397	2,486	3,770
Total long-term debt	$3,566	$3,477	$4,238	$4,156	$5,409
Redeemable equity securities	$5	$5	$8	$13	$143

___________________________
(A) In 2012, the Company recognized net income tax expense of $1.8 billion, which includes an increase in our deferred tax valuation allowance on our U.S. deferred tax assets, partially offset by the release of our deferred tax valuation allowance on our Canadian deferred tax assets.
(B) In 2011, the Company recognized an income tax benefit of $1.5 billion from the release of a portion of our deferred tax valuation allowance on our U.S. deferred tax assets.
(C) Exclusive of current portion of long-term debt.

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
Executive Summary
We experienced significant strategic and operational challenges in 2012, but have taken actions that we believe will reverse our course and are evaluating additional opportunities to enhance value. As a result of these challenges, we announced changes to our engine strategy, signed supply agreements with Cummins, and reinforced our cash position during this transition period. During this period of transition, we are renewing our focus on strengthening our North American core businesses, evaluating non-core businesses and engineering programs through a disciplined use of ROIC. We are making steady progress in our six guiding principles of quality, cost, sense of urgency, great products, customer satisfaction, and people. The entire organization is aligned to address three major priorities in 2013: significantly improving the quality of our products, meeting every one of our critical truck and engine launch dates, and delivering on our operating plan while maximizing our cash flows.
Recent 2012 Strategic Actions
Over the past months, we have made a number of significant strides accomplishing our turnaround efforts, which include:

•	In July, we announced our next generation clean engine solution, which combines EGR and SCR.

•	In August, we secured additional financing through our new senior secured, $1 billion term loan credit facility.

•	In August, we took actions to control spending across the Company with targeted reductions of certain costs which included the VSP and involuntary reductions in force.

•	In October, we announced the planned closure of our facility in Garland, Texas.

•	In October, we signed agreements with Cummins for the supply of their urea-based after-treatment system, as well as the supply of their ISX15 engine.

•	In October, we received net proceeds of $192 million from our equity offering with an additional $14 million received in November.
2012 Results Summary
For the year ended October 31, 2012, we experienced significant deterioration in our operating results, as compared to the previous year, and these results were significantly worse than our forecasts. A significant contributor to the decline in performance has been our previous strategy to meet EPA 2010 emissions standards, specifically our inability to meet the emissions standards and the impacts of pursuing that path, as well as a decline in our military-related business operations.
Our consolidated net sales and revenues decreased by 7%, as compared to the prior year period, reflecting lower net sales from all segments. Truck segment sales decreased 7%, primarily due to decreases in military sales, as well as lower sales to our "traditional" markets. Engine segment sales decreased 10%, primarily due to lower sales volumes in South America, as well as lower intercompany net sales in the U.S. and Canada. Parts segment sales decreased 2%, primarily due to lower military sales, partially offset by improvements in our commercial markets in the U.S. and Canada, as well as increases within our global parts business.
For the year ended October 31, 2012, the Company incurred a loss attributable to Navistar International Corporation of $3.0 billion, or $43.56 per diluted share, compared to income attributable to Navistar International Corporation of $1.7 billion, or $22.64 per diluted share in 2011. Included in the 2012 and 2011 results are the impacts of changes to our deferred tax valuation allowances. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets, partially offset by income tax benefit of $189 million, which resulted from release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets. In 2011, we recognized income tax benefits of $1.5 billion from the release of a portion of our income tax valuation allowances of our U.S. deferred tax assets. Additionally, the significant pre-tax items affecting our results include:

•	$404 million of adjustment for pre-existing warranties in 2012,

•	$73 million of restructuring charges for voluntary separation and reduction in force in 2012,

•
$66 million and $64 million for costs relating to our engineering integration actions in 2012 and 2011, respectively.  For 2012, the charges included restructuring charges of $23 million and other related costs of $43 million. For 2011, the charges included restructuring charges of $29 million and other related costs of $35 million.

•
$45 million and $127 million of charges related to the restructuring of our North American manufacturing operations in 2012 and 2011, respectively. For 2012, the charges included impairment charges related to certain intangible assets of $38 million and restructuring charges of $7 million. For 2011, the charges included restructuring charges of $58 million and impairment charges of $64 million related to certain intangible assets and property and equipment, and the other related costs of $5 million.

•	$34 million of charges for NCPs for certain engine sales.
Operating results in 2012, as compared to 2011, were reflective of lower military sales coupled with a shift in order mix, higher warranty expenses, declines in "traditional" and worldwide truck volumes, higher commodity costs, unfavorable impacts of the fluctuations of foreign exchange rates, partially offset by a favorable reduction of charges related to the restructuring of our North American manufacturing operations. We also incurred higher expenses for postretirement benefits due to an unfavorable ruling in our retiree health care litigation matter in the fourth quarter of 2011. Additionally, our results were significantly impacted by the increase in the valuation allowance on our U.S. deferred tax assets in 2012, compared to the release of a portion of these valuation allowances in 2011.
Business Outlook and Key Trends
We are analyzing our options to improve the efficiency and performance of our operations. Our focus will be on improving our core North American Truck, Engine, and Parts businesses. We are also continuing to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure which could include, among other actions, additional rationalization of our manufacturing operations and/or divesting of non-core businesses. These actions could result in additional restructuring and other related charges, including but not limited to, impairments, employee termination costs, and charges for pension and other postretirement contractual benefits and pension curtailments, that could be significant.
Certain trends have affected our results of operations for 2012 as compared to 2011 and 2010. In addition, we expect that the following key trends will impact our future results of operations:

•
Engine Strategy and Emissions Standards Compliance—We believe that our new strategy of integrating EGR and SCR, coupled with the Cummins 15L offering, provides a technology path to meet 2010 EPA emissions standards, GHG standards, and positions the Company for future success. We expect this engine strategy will help to address distractions and uncertainty around our engine certification and the continuation of product offerings, which have had a detrimental impact on the Company's performance, including a deterioration of market share. However, in the near term, we expect to be further impacted by the transition of our engine strategy. The Company has incurred significant research and development and tooling costs to design and produce our engine product lines in an effort to meet the EPA and CARB on-highway HDD emissions standards, including OBD requirements. These emissions standards have and will continue to result in significant increases in costs of our products. In addition, our revised strategy creates the potential for gaps in our product offerings that could further impact the Company's results.

•
"Traditional" Truck Market—The "traditional" truck markets in which we compete are typically cyclical in nature and are strongly influenced by macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence. We anticipate the "traditional" truck industry retail deliveries will be in the range of 290,000 units to 320,000 units for 2013. We expect benefits from further improvements in our "traditional" volumes as the industry continues to recover from the historic lows experienced in 2009 and 2010. According to ACT Research, the average age of truck fleets still remains high. We anticipate higher sales in 2013, resulting from truck replacement as our customers refresh aging fleets. We also expect demand for trucks to increase as freight volumes and rates continue to improve as the U.S. economy recovers.

•
Worldwide Engine Unit Sales—Our worldwide engine unit sales are impacted primarily by North America truck demand and sales in South America, our largest engine market outside of the North American market. Our MaxxForce engines are expected to begin to incorporate urea-based after-treatment systems from Cummins in 2013. We have made investments in engineering and product development for our proprietary engines and expect to continue to make significant investments in our after-treatment solution, meeting OBD requirements, and obtaining GHG compliance, as well as for other product innovations, cost-reductions, and fuel-usage efficiencies. These markets are impacted by consumer demand for products that use our engines as well as macro-economic factors such as oil prices and construction activity.

Our worldwide engine unit sales were 199,900 units in 2012, 243,600 units in 2011, and 240,400 units in 2010. Our 2012 worldwide engine unit sales were primarily to our Truck segment in North America and to external customers in South America. We also made certain OEM sales for commercial, consumer, and specialty vehicle products in North America, which have not historically been significant to our Engine segment. Additionally within our South America operations, a portion of our volumes in 2012 transitioned to lower margin contract manufacturing for certain customers. We expect to offset these lower margins with increased global engine and parts sales, as well as lower warranty and engineering and product development costs from our South American operations. We also expect our South American operations to continue to be a key contributor to the segment results and expect improvements from our OEM sales for commercial, consumer, and specialty vehicle products.

•
Military Sales—In 2012, we continued to leverage existing products and plants to meet the demands of the U.S. military and our North Atlantic Treaty Organization ("NATO") allies. Our U.S. military sales were $1.0 billion in 2012, compared to $1.8 billion in both 2011 and 2010. The decrease in military sales reflects a shift in our 2012 sales to primarily upgrading Mine Resistant Ambush Protected ("MRAP") vehicles with our rolling chassis solution and retrofit kits. In comparison, our sales in 2011 and 2010 consisted of delivering, servicing, and maintaining MRAP vehicles, lower-cost militarized commercial trucks, and sales of parts and services. Additionally in 2012, we received orders for the upgrade of MRAP vehicles with our rolling chassis solution, as well as orders for MaxxPro survivability upgrade kits, which are all expected to be completed by the end of 2013. Based on the current environment, in 2013 we expect our military business to generate revenues of approximately $750 million.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty costs than expected which has contributed to significantly higher warranty charges for current and pre-existing warranties, including charges for extended service contracts, in 2012. We recognized adjustments to pre-existing warranties of $404 million in the year ended October 31, 2012, compared to adjustments of $79 million and $51 million in the years ended October 31, 2011 and 2010, respectively. The increase in the adjustments to pre-existing warranties in 2012 relates to the unanticipated increase in warranty expense, primarily for certain 2010 emission standard engines. We may continue to experience an increase in warranty costs as compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. In 2013, to meet new emissions regulations, including but not limited to OBD requirements, the Company will launch several products that will incorporate additional changes and added component complexity. These changes may result in additional future warranty expenses that may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Operating Cost Saving Initiatives—We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure. We recently implemented a number of cost saving initiatives, including the consolidation of our Truck and Engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending, and employee headcount reductions. As a result of these actions and the elimination of certain executive-level positions and consultants, we estimate these actions will result in approximately $175 million of annualized savings, beginning in 2013. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. For example, we are evaluating opportunities to restructure our business in an effort to optimize our cost structure, which could include, among other actions, rationalization of certain manufacturing operations and/or divesting non-core businesses.

•
Global Economy—The global economy, and in particular the economies in the U.S. and Brazil markets, are continuing to recover, and the related financial markets have stabilized. However, the impact of the economic recession and financial turmoil on the global markets pose a continued risk as customers may postpone spending, in response to tighter credit, negative financial news, and/or declines in income or asset values. Lower demand for our customers' products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets in the past and we could continue to experience pressure on the carrying values of our assets if conditions persist for an extended period of time.

•
Impact of Government Regulation—As a manufacturer of trucks and engines, we continue to face significant governmental regulation of our products, especially in the areas of environmental and safety matters. We are also subject to various noise standards imposed by federal, state, and local regulations. Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. In 2010, the OBD requirements were commenced for the initial family of truck engines and those products have also been certified, and the phase-in for the remaining engine families occurs in January 2013. In 2011, the EPA and NHTSA issued final rules setting GHG emissions and fuel economy standards for medium and heavy-duty engines and vehicles, which begin to apply in 2014 and are fully implemented in model year 2017. The Company plans to comply with these rules through the use of our existing technologies combined with certain third-party components, as well as the implementation of emerging technologies as they become available.

•
Raw Material Commodity Costs—Commodity costs, which include steel, precious metals, resins, and petroleum products, increased by $84 million in 2012, increased by $112 million in 2011, and decreased by $49 million in 2010, as compared to the corresponding prior years. We continue to look for opportunities to mitigate the effects of market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, pricing performance, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often volatile global marketplace. Generally, the impact of commodity costs fluctuation in the global market will be reflected in our financial results on a time lag, and to a greater or lesser degree than incurred by our supply base depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.

•
Facilities Optimization—We continue to evaluate options to improve the efficiency and performance of our operations. Our focus is on improving our core North American Truck, Engine and Parts business. We are evaluating opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of our manufacturing operations and/or divesting of non-core businesses. We have consolidated our executive management, certain business operations, and product development into our world headquarters site in Lisle, Illinois, which we completed in 2012, and we are consolidating our testing and validation activities into our Melrose Park, Illinois, facility, which we expect to complete in 2013. In October 2012, we announced our intention to close our Garland, Texas truck manufacturing plant. In July 2011, we announced our intention to close our Chatham, Ontario truck manufacturing plant, our Union City, Indiana chassis plant, and our Monaco motor coach plant in Coburg, Oregon, which was subsequently sold in 2012. In early 2010, we announced and implemented our plan to consolidate bus production within our Tulsa IC Bus facility. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations. We expect to realize future benefits from the plant optimization actions taken during 2012.

•
Core Business Evaluation—The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using ROIC, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close and expect to realize incremental benefits from these actions in the near future.

•
Joint Ventures and Other Investments—We have made substantial investments in joint ventures and other businesses that complement our core operations and provide growth opportunities in expansionary markets. In 2012, we announced that we received approval from the Chinese government to proceed with our engine manufacturing plans through our joint venture with JAC and expect this to have a significant impact on our global strategy in the future. In 2012, we also initiated certain strategic initiatives, including an agreement with Indiana Phoenix to sell front-discharge concrete mixers through our Continental Mixer subsidiary, and the acquisition of certain assets from E-Z Pack related to the manufacture of refuse truck bodies. In India, we have two joint ventures with Mahindra, MNAL and MNEPL, and the Company is in discussions with Mahindra regarding the potential purchase by Mahindra of our interests in those two joint ventures.

•
GE Capital Alliance—In March 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses, and under limited circumstances NFC retains the rights to originate retail customer financing. Loan originations under the GE Operating Agreement began in the third quarter of 2010, which will continue to reduce NFC originations and portfolio balances in the future. We expect retail finance receivables and retail finance revenues to continue to decline as our retail portfolio is paid down.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for 2012 as Compared to 2011

(in millions, except per share data and % change)	2012	2011	Change	% Change
Sales and revenues, net	$12,948	$13,958	$(1,010)	(7)
Costs of products sold	11,670	11,262	408	4
Restructuring charges	108	92	16	17
Impairment of property and equipment and intangible assets	44	64	(20)	(31)
Selling, general and administrative expenses	1,444	1,434	10	1
Engineering and product development costs	539	532	7	1
Interest expense	259	247	12	5
Other expense (income), net	37	(64)	101	N.M.
Total costs and expenses	14,101	13,567	534	4
Equity in loss of non-consolidated affiliates	(29)	(71)	42	(59)
Income (loss) before income taxes	(1,182)	320	(1,502)	N.M.
Income tax benefit (expense)	(1,780)	1,458	(3,238)	N.M.
Net income (loss)	(2,962)	1,778	(4,740)	N.M.
Less: Net income attributable to non-controlling interests	48	55	(7)	(13)
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$1,723	$(4,733)	N.M.
Diluted earnings per share	$(43.56)	$22.64	$(66.20)	N.M.
_________________________

N.M.	Not meaningful.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region, based on the location of the end customer. Sales and revenues, net by geographic region are as follows:

(in millions, except % change)	Total				U.S. and Canada				Rest of World ("ROW")
	2012	2011	Change	% Change	2012	2011	Change	% Change	2012	2011	Change	% Change
Truck	$9,069	$9,738	(669)	(7)	$7,658	$8,330	(672)	(8)	$1,411	$1,408	3	—
Engine	3,394	3,791	(397)	(10)	2,175	2,240	(65)	(3)	1,219	1,551	(332)	(21)
Parts	2,119	2,155	(36)	(2)	1,890	1,937	(47)	(2)	229	218	11	5
Financial Services	259	291	(32)	(11)	194	227	(33)	(15)	65	64	1	2
Corporate and Eliminations	(1,893)	(2,017)	124	(6)	(1,864)	(2,060)	196	(10)	(29)	43	(72)	(167)
Total	$12,948	$13,958	(1,010)	(7)	$10,053	$10,674	(621)	(6)	$2,895	$3,284	(389)	(12)
Truck segment net sales decreased $669 million, or 7%, primarily due to decreases in military sales and Class 6 and 7 medium trucks in our "traditional" markets, partially offset by increases in sales and the impact of product mix for our Class 8 heavy and severe service trucks in our "traditional" markets and the impact of the consolidation and growth of our NC2 Global, LLC ("NC2") operations.
Engine segment net sales decreased by $397 million, or 10%, primarily due to lower sales volumes in South America, reflecting a pre-buy of pre-Euro V emissions standard engines in the prior year and unfavorable movements in foreign currency exchange rates. Also contributing to the decrease were lower intercompany net sales in the U.S. and Canada.
Parts segment net sales decreased by $36 million, or 2%, primarily due to lower military sales, partially offset by improvements in our commercial markets in the U.S. and Canada, as well as increases within our global parts business.
Financial Services segment net revenues decreased by $32 million, or 11%, primarily driven by the continued decline in the average retail finance receivable balance. The decline in the average retail finance receivable balance is reflective of a decrease in U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement.

Costs of products sold
Cost of products sold increased by $408 million, compared to the prior year period, reflecting increases in the Engine segment, partially offset by decreases in the Parts segment that were largely reflective of their overall decrease in net sales. The increase in cost of products sold in the Engine segment was largely due to higher current and pre-existing warranty costs, partially offset by lower volumes. Component complexity and other related costs associated with meeting emissions standards has contributed to higher repair costs that exceeded those that we have historically experienced. Further contributing to the higher warranty expense and the associated increase in warranty costs per unit were shifts in product mix to higher cost engines. We recognized charges for adjustments to pre-existing warranties of $404 million in 2012, compared to $79 million the prior year. The increase in the adjustments relates to the unanticipated increases in warranty spend, primarily for certain 2010 Engines. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty spend than expected. Included in 2012 warranty expense, was $130 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $23 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cost of products sold from the Truck segment was relatively flat as compared to the prior year, reflecting a decrease in military volumes and a shift in military product mix, as well as benefits from manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions. Offsetting these factors were increases in our “traditional” markets, which reflects shifts in product mix, and cost increases for materials largely due to higher commodity costs, particularly steel and rubber, as well as the impact of the consolidation of NC2 operations.
Restructuring charges
Restructuring charges were $108 million in 2012, compared to $92 million in 2011. The charges consisted of:

(in millions, except % change)	2012	2011	Change	% Change
Engineering integration costs	$23	$29	$(6)	(21)
Restructuring of North American manufacturing operations	7	58	(51)	(88)
Voluntary separation program and reduction in force	73	—	73	N.M.
Other	5	5	—	—
Restructuring charges	$108	$92	$16	17
The restructuring charges in 2012 were primarily related to cost-reduction initiatives that include the Company's offering of the VSP to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction in force in the U.S. and Brazil, as well as integration costs, which include the vacancy of a lease relating to the relocation of our world headquarters. The restructuring charges in 2011 were primarily related to the actions taken in 2011 at our Fort Wayne facility, Springfield Assembly Plant, Chatham heavy truck plant, WCC plant in Union City, Indiana, and Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon within our Truck segment. For more information on the programs described above, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Impairment of property and equipment and intangible assets
In 2012, we incurred asset impairment charges of $44 million, primarily relating to the Company's decision to discontinue accepting orders for its WCC business and take certain actions to idle the business, which occurred in late 2012. These actions resulted in charges of $28 million for the impairment of certain intangible assets related to WCC, recognized by the Truck segment, and $10 million for the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business, recognized by the Parts segment.
In 2011, we recognized impairments of property and equipment and intangible assets of $64 million, primarily in our Truck segment, relating to charges at our Chatham, Ontario plant and WCC subsidiary. The impairment charges reflect the impact of the closure of the Chatham facility, and market deterioration and reduction in demand below previously anticipated levels for our WCC subsidiary.
For more information on these impairments, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses increased by $10 million, compared to the prior year periods. This increase in SG&A expenses reflects an increase in postretirement benefit expenses, as well as higher expenses related to the consolidation of the truck and engine engineering operations and the relocation of our world headquarters. The increase in postretirement benefit expenses was primarily due to reinstating the prescription drug benefit provided under the 1993 Settlement Agreement in accordance with a court ruling in September 2011. For more information, see Note 14, Commitments and Contingencies, to the accompanying consolidated financial statements. Partially offsetting these increases was a decrease in employee incentive compensation expense, reflecting the losses incurred in 2012, and savings from cost-reduction initiatives.
The increase in SG&A expenses reflects higher expenses in the Truck segment, lower expenses in the Engine segment, and flat expenses in the Parts segment. In addition to the factors described above, the increase in the Truck segment was primarily due to higher provisions for receivables losses, higher advertising and promotional expenses, and the consolidation of the NC2 operations, which was partially offset by decreased Dealcor expenses due to the sale of certain dealerships. The decrease in the Engine segment was primarily driven by lower administrative expenses relating to cost-reduction initiatives, particularly at our South American operations.
In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP. Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and the elimination of certain executive-level positions, we expect to realize year-over-year savings. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
Engineering and product development costs increased by $7 million, compared to the prior year period, reflecting higher costs in the Truck segment that were partially offset by lower costs in the Engine segment. The increase in the Truck segment was primarily due to product development of our low-cab-over-engine vehicle, integration of the Cummins 15L engine and Cummins SCR after-treatment systems into certain "traditional" truck models, the development of certain natural gas applications, as well as the consolidation of the NC2 operations, partially offset by a reduction in expenses for the development of military-related trucks. The decrease in the Engine segment was primarily due to costs recognized in 2011 related to the launch of the Maxxforce 15L engine and lower expenses in 2012 for 0.2 NOx emissions technology due to our change in strategy in the latter part of the year, partially offset by increased spending on projects to meet the OBD requirements.
Interest expense
Interest expense increased by $12 million compared to the prior year. The increase in interest expense was primarily the result of the August 2012 borrowing of $1 billion under the Term Loan Credit Facility. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.
Other expense (income), net
Other expense (income), net, was an expense of $37 million in 2012, compared to income of $64 million in 2011. In 2012, the Company, particularly the Truck segment, was unfavorably impacted by the fluctuations of foreign exchange rates, primarily due to the strengthening of the U.S. Dollar against the Brazilian Real, as compared to being favorably impacted in the prior year periods. Additionally, the Company recognized costs related to the early redemption of a portion of our 8.25% Senior Notes, due 2021 (the "Senior Notes"), which includes charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 9, Debt, to the accompanying consolidated financial statements. Also in 2011, other income, net included a $10 million benefit relating to the extinguishment of a financing liability for equipment within our Engine segment.
Equity in loss of non-consolidated affiliates
Equity in loss of non-consolidated affiliates decreased by $42 million, primarily due to our acquisition of Caterpillar's ownership interest in NC2 in September 2011. NC2 is now included in our consolidated results in the Truck segment. For more information, see Note 8, Investments in Non-consolidated Affiliates, to the accompanying consolidated financial statements.

Income tax benefit (expense)
In 2012, we recognized income tax expense of $1.8 billion, compared to an income tax benefit of $1.5 billion in 2011. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets. This was partially offset by income tax benefit of $189 million, which resulted from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
In 2011, we recognized an income tax benefit of $1.5 billion related to the release of a significant portion of our deferred tax valuation allowance on our U.S. deferred tax assets, as well as a $42 million tax benefit related to the resolution of audits in various jurisdictions. Prior to the release of a significant portion of our deferred tax valuation allowances, the amounts recorded in income taxes were limited to current state income taxes, alternative minimum taxes net of refundable credits, and other discrete items.
We had $1.1 billion of U.S. net operating losses and $200 million of general business credits as of October 31, 2012. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in 2012 and 2011 relates to Ford's non-controlling interest in our BDP subsidiary.
Segment Results of Operations for 2012 as Compared to 2011
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). For additional information about segment profit, see Note 15, Segment Reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

(in millions, except % change)	2012	2011	Change	% Change
Truck segment sales - U.S. and Canada	$7,658	$8,330	$(672)	(8)
Truck segment sales - ROW	1,411	1,408	3	—
Total Truck segment sales, net	$9,069	$9,738	$(669)	(7)
Truck segment profit (loss)	$(320)	$336	$(656)	N.M.
Segment sales
Truck segment net sales decreased $669 million, or 7%, primarily due to decreases in military sales and Class 6 and 7 medium trucks in our "traditional" markets, partially offset by the impact of product mix that include increases in sales of our Class 8 heavy and severe service trucks in our "traditional" markets and the impact of the consolidation and growth of our NC2 operations. The decrease in military sales is reflective of our 2012 sales related to the upgrade of MRAP vehicles with our rolling chassis solution and retrofit kits, compared to our 2011 sales that included significant orders for MRAP vehicles. Chargeouts from our "traditional" market were down 4%, primarily due to a 19% decrease in our Class 6 and 7 medium trucks, partially offset by a 5% increase in both of our Class 8 heavy trucks and School buses and a 2% increase in our Class 8 severe service trucks.
Segment profit (loss)
The Truck segment incurred a loss of $320 million in 2012 compared to profit of $336 million in 2011. Truck segment results included total charges of $100 million in 2012 and $173 million in 2011, for the integration of our engineering operations, restructuring of our North American manufacturing operations, and the impact of our fourth quarter cost-reduction initiative. These charges consisted of:

(in millions, except % change)	2012	2011	Change	% Change
Engineering integration costs	$36	$49	$(13)	(27)
Restructuring of North American manufacturing operations	35	124	(89)	(72)
Voluntary separation program and reduction in force	29	—	29	N.M.
Charges incurred by the Truck segment	$100	$173	$(73)	(42)
_____________________________
For more information on the programs described above, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Excluding the impact of these costs, the Truck segment profit decreased by $729 million in 2012. The decrease was primarily due to the decrease in military sales, coupled with a shift in military product mix, higher commodity costs, increased warranty costs that were primarily related to extended warranty contracts on certain 2010 Engines, and increases in SG&A and Engineering and product development costs. Throughout 2012, we have experienced increases in the cost for commodities. We anticipate increases in overall commodity costs in the foreseeable future, but we continue to explore opportunities to mitigate our exposure to commodity cost volatility. Additionally, the impact of commodity hedging in 2012 was immaterial, compared to recognizing a gain of $17 million in 2011. The Truck segment recognized significant charges for adjustments to pre-existing warranties of $83 million in 2012, compared to charges of $25 million in the prior year. Included in 2012 warranty expense, the Truck segment recognized net charges of $66 million for losses on extended warranty contracts for our 2010 emissions standard MaxxForce Big-Bore engines. The net charges included $19 million related to contracts sold in the current year and $47 million recognized as adjustments to pre-existing warranties. Partially offsetting these factors were the realization of certain benefits from manufacturing cost efficiencies.
SG&A expenses increased due to higher provisions for receivables losses and higher advertising and promotional expenses. Engineering and product development costs were higher primarily due to product development of our low-cab-over-engine vehicle, integration of the Cummins 15L engine and Cummins SCR after-treatment systems into certain "traditional" truck models, and the development of certain natural gas applications, partially offset by a reduction in expenses for the development of military-related trucks.
Engine Segment

(in millions, except % change)	2012	2011	Change	% Change
Engine segment sales - U.S. and Canada	$2,175	$2,240	$(65)	(3)
Engine segment sales - ROW	1,219	1,551	(332)	(21)
Total Engine segment sales, net	$3,394	$3,791	$(397)	(10)
Engine segment profit (loss)	$(562)	$84	$(646)	N.M.
Segment sales
Engine segment net sales decreased by $397 million, or 10%, primarily due to lower sales volumes in South America, reflecting a pre-buy of pre-Euro V emissions standard engines in the prior year and unfavorable movements in foreign currency exchange rates. Also contributing to the decrease were lower intercompany net sales in the U.S. and Canada and a decrease in sales from our BDP operations of $38 million, largely due to reduced volumes.
Segment profit (loss)
The Engine segment incurred a loss of $562 million in 2012, predominantly due to increased warranty expense. Component complexity and related costs associated with meeting the emissions standards has contributed to higher repair costs that have exceeded those that we have historically experienced. Further contributing to the increase in warranty expense and the associated warranty costs per unit has been shifts in product mix to higher-cost engines. The Engine segment recognized significant charges for adjustments to pre-existing warranties of $321 million in 2012, compared to charges of $54 million in the prior year. The increase in the adjustments to pre-existing warranties was primarily related to unanticipated increases in warranty expense for certain 2010 Engines. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty expenses than expected. Included in 2012 warranty expense, was $107 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $10 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties.
Also impacting the Engine segment's comparative results were NCPs recognized in 2012, increases in restructuring and related charges, and certain start up costs for certain engine components. In 2012, the Engine segment recognized $34 million of charges for NCPs for certain 13L engine sales and restructuring and related charges of $21 million for cost-reduction actions. For more information on restructuring and related cost-reduction actions, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements. The 2012 startup costs were related to the production of compacted graphite iron cylinder blocks for our MaxxForce Big-Bore engines.
Partially offsetting these factors was lower SG&A expenses, reflecting impacts from cost-reduction initiatives, particularly at our South American operations. Engineering costs were also lower, primarily due to costs recognized in 2011 related to the launch of the Maxxforce 15L engine and lower expenses in 2012 for 0.2 NOx emissions technology due to our change in strategy in the latter part of the year, partially offset by increased spending on projects to meet the OBD requirements and the integration of the Cummins SCR after-treatment systems into certain "traditional" truck models. Additionally, the segment recognized an increased benefit of $46 million from the allocation of intercompany "access fees" to the Parts segment, which consists of certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments that are allocated based on a relative percentage of certain sales.
Parts Segment

(in millions, except % change)	2012	2011	Change	% Change
Parts segment sales - U.S. and Canada	$1,890	$1,937	$(47)	(2)
Parts segment sales - ROW	229	218	11	5
Total Parts segment sales, net	$2,119	$2,155	$(36)	(2)
Parts segment profit	$240	$287	$(47)	(16)
Segment sales
Parts segment net sales decreased by $36 million, or 2%, primarily due to lower military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within our global parts business.
Segment profit
Parts segment profit decreased $47 million, largely driven by a $45 million increase in the allocation of intercompany "access fees," which consists of certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments that are allocated based on a relative percentage of certain sales.
Additionally, the segment incurred a charge of $10 million in the second quarter of 2012 for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. In 2012, the Parts segment recognized restructuring and related charges of $7 million for cost-reduction actions. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Financial Services Segment

(in millions, except % change)	2012	2011	Change	% Change
Financial Services segment revenues - U.S. and Canada(A)	$194	$227	$(33)	(15)
Financial Services segment revenues - ROW	65	64	1	2
Total Financial Services segment revenues, net	$259	$291	$(32)	(11)
Financial Services segment profit	$91	$129	$(38)	(29)
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
Financial Services segment net revenues decreased by $32 million, or 11%, primarily driven by the continued decline in the average retail finance receivable balances and a reduction of intercompany financing fees. The decline in the average retail finance receivable balance is reflective of U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement. During 2012, the average finance receivable balances were $2.4 billion, compared to $3.1 billion during 2011.

Segment profit
The Financial Services segment profit decreased $38 million, predominantly driven by the lower net interest margin due to the decline in average retail finance receivables balances. Also contributing to the decrease in segment profit was higher SG&A expenses, primarily due to an increase in depreciation expense related to higher average investment in equipment under operating leases, and a higher net provision for loan losses.
Results of Operations for 2011 as Compared to 2010

(in millions, except per share data and % change)	2011	2010	Change	% Change
Sales and revenues, net	$13,958	$12,145	$1,813	15
Costs of products sold	11,262	9,741	1,521	16
Restructuring charges (benefit)	92	(15)	107	N.M.
Impairment of property and equipment and intangible assets	64	—	64	N.M.
Selling, general and administrative expenses	1,434	1,406	28	2
Engineering and product development costs	532	464	68	15
Interest expense	247	253	(6)	(2)
Other income, net	(64)	(44)	(20)	45
Total costs and expenses	13,567	11,805	1,762	15
Equity in loss of non-consolidated affiliates	(71)	(50)	(21)	42
Income before income tax	320	290	30	10
Income tax benefit (expense)	1,458	(23)	1,481	N.M.
Net income	1,778	267	1,511	N.M.
Less: Net income attributable to non-controlling interests	55	44	11	25
Net income attributable to Navistar International Corporation	$1,723	$223	$1,500	N.M.
Diluted earnings per share	$22.64	$3.05	$19.59	N.M.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region based on the location of the customer sale. Sales and revenues, net by geographic region are as follows:

(in millions, except % change)	Total				U.S. and Canada				Rest of World ("ROW")
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
Truck	$9,738	$8,207	$1,531	19	$8,330	$7,393	$937	13	$1,408	$814	$594	73
Engine	3,791	2,986	805	27	2,240	1,730	510	29	1,551	1,256	295	23
Parts	2,155	1,885	270	14	1,937	1,718	219	13	218	167	51	31
Financial Services	291	309	(18)	(6)	227	254	(27)	(11)	64	55	9	16
Corporate and Eliminations	(2,017)	(1,242)	(775)	62	(2,060)	(1,175)	(885)	75	43	(67)	110	(164)
Total	$13,958	$12,145	$1,813	15	$10,674	$9,920	$754	8	$3,284	$2,225	$1,059	48
Truck segment net sales increased $1.5 billion, primarily due to higher "traditional" and worldwide volumes, improved pricing across all "traditional" classes, and increased ROW sales, predominantly due to strong sales volumes in South America. Partially offsetting these increases were lower military revenues, decreased volumes of our School buses, and decreased used truck sales.
Engine segment net sales increased $805 million, primarily due to increased intercompany sales driven by the strengthening of the North America truck market and a shift in product mix to higher revenue units, particularly our MaxxForce 11L and 13L Big-Bore engines. These increases were partially offset by the loss of the Ford business in North America in 2010.
Parts segment net sales increased $270 million, primarily due to increases in our U.S. and Canada commercial markets, reflecting higher volumes and improved pricing to recover higher material and freight-related expenses, as well as improvements within our global parts business.
Financial Services segment net revenues decreased $18 million compared to the prior year primarily driven by a decrease in the average retail finance receivable balance, partially offset by improved wholesale note revenues on increased wholesale balances. The decline in the average retail finance receivable balance was driven by decreased retail loan originations, which are now funded under the GE Operating Agreement.

Costs of products sold
Cost of products sold increased by $1.5 billion compared to the prior year, which was consistent with our growth in sales and revenues. This increase was across our Truck, Engine, and Parts segments. The increase in costs of products sold was primarily due to higher costs of "traditional" units equipped with our proprietary 2010 Engines, a shift in product mix to higher cost Big-Bore engines, and increased commodity costs, particularly steel and rubber. Partially offsetting these contributors to the increase in cost of products sold were manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Our warranty costs were higher, primarily due to increased volumes, as well as the exclusive use of our MaxxForce engines in our "traditional" product offerings, as compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price. In addition, we recognized increased adjustments to pre-existing warranties of $28 million primarily related to changes in our estimated warranty costs per unit on 2007 emissions standard engines and various authorized field campaigns.
Restructuring charges
Restructuring charges in 2011 were $92 million, compared to a net reversal of $15 million in the prior year. The restructuring charges in 2011 were primarily related to the actions taken in 2011 at our Fort Wayne facility, Springfield assembly plant, Chatham heavy truck plant, WCC plant in Union City, Indiana, and Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon, all within our Truck segment.
The restructuring benefit in 2010 was primarily comprised of a $16 million favorable settlement of a portion of contractual obligations related to the Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation ("ICC") restructuring and $10 million of reversals of our remaining restructuring reserves for ICC as a result of our decision to continue operations at ICC. These amounts were recognized in our Engine segment. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
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
Selling, general and administrative expenses
SG&A expenses were largely flat as compared to the prior year, reflecting increases in our Truck, Engine, and Parts segments, partially offset by a decrease in the Financial Services segment. Compared to the prior year, SG&A expenses increased primarily due to incremental selling and sales support expenses due to the higher commissions-related expenses, providing service support for our proprietary engines, engineering integration costs, and other expenses related to the move of our world headquarters.
Partially offsetting these increases in SG&A expenses were decreased postretirement benefits expense allocated to SG&A expenses, a net reversal of the provision for doubtful accounts, and decreased Company-owned Dealcor expenses due to the sale of certain Company-owned dealerships. Postretirement benefits expense decreased largely due to a lower interest cost component, reflecting lower discount rates, and higher expected return on assets, primarily driven by higher values of plan assets based upon the October 2010 measurement. For more information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements. The net reversal of the provision for doubtful accounts was attributable to declines in retail portfolio balances and actual charge-offs. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment.
Engineering and product development costs
Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $68 million as compared to the prior year. The increase was primarily due to our ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro V emissions regulations in South America, and new product programs within our Truck and Engine segments for the North American and global markets. Also contributing to the increase in engineering and product development costs were engineering integration costs related to the consolidation of our Truck and Engine segment engineering operations. Engineering and product development costs are incurred by our Truck and Engine segments for product innovations, cost-reductions, and to enhance product and fuel-usage efficiencies.

Interest expense
Interest expense for 2011 was largely flat as compared to the prior year. Changes in interest expense attributable to the lower average debt balances were largely offset by slightly higher interest rates. For more information, see Note 9, Debt, and Note 13, Financial Instruments and Commodity Contracts, to the accompanying consolidated financial statements.
Other income, net
Other income, net was $64 million for 2011, compared to $44 million in 2010. In 2011, other income, net included a $10 million benefit relating to the settlement of financing arrangement of certain equipment within our Engine segment. In 2010, other income, net was primarily comprised of reductions to reserves within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable.
Equity in loss of non-consolidated affiliates
Equity in loss of non-consolidated affiliates were $71 million and $50 million in 2011 and 2010, respectively, and primarily reflective of continued investment and start-up losses associated with certain joint ventures, primarily our joint ventures with Mahindra and NC2 prior to our acquisition of Caterpillar's ownership interest of NC2 in September 2011. For more information, see Note 8, Investments in Non-consolidated Affiliates, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In 2011, we realized an income tax benefit of $1.5 billion, primarily attributable to the release of a portion of our deferred tax valuation allowances during the year. Excluding the release of deferred tax valuation allowances, our tax expense in 2011 was $79 million, which included a $42 million tax benefit related to the resolution of audits in various jurisdictions. In 2010, our tax expense was $23 million, which included a U.S. alternative minimum tax benefit of $29 million from the carryback of alternative minimum taxable losses to prior years. Our 2010 income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum taxes net of refundable credits and other discrete items.
We had $360 million of U.S. net operating losses and $208 million of general business credits as of October 31, 2011. As of October 31, 2011, we continued to maintain valuation allowances for certain foreign operations and for certain state deferred tax assets because it is more likely than not those deferred tax assets will not be realized. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Our net income attributable to non-controlling interests was $55 million and $44 million in 2011 and 2010, respectively, and substantially relates to Ford's non-controlling interest in our BDP subsidiary.
Segment Results of Operations for 2011 as Compared to 2010
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. For additional information about segment profit (loss), see Note 15, Segment Reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

(in millions, except % change)	2011	2010	Change	% Change
Truck segment sales - U.S. and Canada	$8,330	$7,393	937	13
Truck segment sales - ROW	1,408	814	594	73
Total Truck segment sales, net	$9,738	$8,207	1,531	19
Truck segment profit	$336	$424	(88)	(21)
Segment sales
Truck segment net sales increased by $1.5 billion, or 19%, largely due to a significant increase in our "traditional" and worldwide volumes. These increases included a 46% increase in chargeouts within our Class 6 and 7 medium truck class and 19% within our Class 8 heavy truck class. Average sales prices of trucks across all our "traditional" classes also increased in 2011, primarily due to the use of our proprietary 2010 Engines. Partially offsetting these increases were lower military revenues, decreased volumes of our School buses, and decreased used truck sales as we have reduced our inventory of used trucks. The decrease in our military revenues was primarily driven by lower chargeouts, partially offset by increases in the average sales price due to a shift in product mix. Our ROW sales increased predominantly due to strong sales volumes in South America, reflecting a general economic recovery, as well as the strengthening of the global economy.
Segment profit
The Truck segment profit in 2011 decreased $88 million, and included $173 million of charges related to the restructuring of our North American manufacturing operations and engineering integration costs. Restructuring of our North American manufacturing operations primarily related to actions taken at our Chatham, Ontario heavy truck plant and our WCC subsidiary, and included restructuring and related charges of $63 million. Additionally, the segment recognized $61 million of impairment charges related to certain intangible assets and property and equipment, primarily related to these facilities. The Truck segment incurred $49 million of engineering integration costs, related to the consolidation of our engineering operations within our Truck and Engine segments. As of October 31, 2011, these actions were expected to contribute to our flexible manufacturing strategy and increase operational efficiencies. For further information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements. Also contributing to the segment profit decrease was the 2010 recognition of a benefit relating to a reduction in reserves for certain value added taxes in Brazil of $30 million.
Excluding the 2011 charges for restructuring, impairments and engineering integration costs, our Truck segment profit was $509 million, which represented an increase of $85 million compared to 2010, and reflected higher "traditional" and worldwide volumes. Also contributing to the remaining increase was higher margins from sales of used equipment, due to the stabilization of the used truck market and increased demand for used trucks, as well as savings associated with manufacturing cost efficiencies, reflecting our flexible manufacturing strategy, prior restructuring actions, and other manufacturing performance improvements. Partially offsetting this increase were shifts in our "traditional" product mix, including lower School bus volumes, and increased commodity costs. Our Truck segment also experienced higher engineering and product development expenses of $53 million, primarily relating to new product programs, and increased SG&A costs largely due to higher employee-related expenses related to increased sales volumes, as well as recent product launches and costs relating to providing service support for our proprietary engines.
Engine Segment

(in millions, except % change)	2011	2010	Change	% Change
Engine segment sales - U.S. and Canada	$2,240	$1,730	$510	29
Engine segment sales - ROW	1,551	1,256	295	23
Total Engine segment sales, net	$3,791	$2,986	$805	27
Engine segment profit	$84	$51	$33	65

Segment sales
Engine segment net sales in the U.S. and Canada increased by $510 million, or 29%, primarily due to increased intercompany sales due to the strengthening of the North America truck market and a shift in product mix to higher revenue units, including our MaxxForce 11L and 13L Big-Bore engines. Our Engine segment also experienced improved sales of $22 million relating to our BDP operations due to increased component sales. These increases were partially offset by decreased volumes in North America related to the loss of the Ford business in 2010, which generated sales of $190 million in fiscal 2010. Engine segment ROW net sales increased by $295 million, or 23%, primarily due to strong demand, the effects of currency exchange rates, and improved pricing, particularly in South America.
Segment profit
The increase in Engine segment profit of $33 million was reflective of improved operational performance due to higher volumes and product mix related to intercompany sales and the continued improvement in performance, as well as the effects of currency exchange rates, particularly in South America. Partially offsetting the improved operational performance was the loss of the North American Ford business in early 2010. SG&A expenses increased, primarily reflecting higher employee-related expenses related to increased sales volumes, and higher pre-existing warranty expenses of $36 million, primarily related to changes in our estimated warranty cost per unit on 2007 emissions standard engines. Engineering and product development expenses increased, largely due to ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels, efforts to meet Euro V emissions regulations in South America, and other product programs, partially offset by reductions of engineering and product development costs related to 2007 emissions standard engines, as well as the launch of our proprietary 2010 Engines. Also in 2011, Engine segment profit included a $10 million benefit relating to the settlement of financing arrangement of certain equipment. In 2010, Engine segment profit included a $27 million benefit relating to the reduction of previously recorded restructuring accruals.

Parts Segment

(in millions, except % change)	2011	2010	Change	% Change
Parts segment sales - U.S. and Canada	$1,937	$1,718	$219	13
Parts segment sales - ROW	218	167	51	31
Total Parts segment sales, net	$2,155	$1,885	$270	14
Parts segment profit	$287	$266	$21	8
Segment sales
Parts segment net sales increased by $270 million, or 14%, primarily driven by increases in our U.S. and Canada commercial markets, as well as improvements within ROW sales. The increase in the U.S. and Canada commercial markets reflects higher volumes and improved pricing to recover higher material and freight-related expenses. The increase in ROW was primarily driven by higher volumes, reflecting improving economic conditions, particularly in Latin America.
Segment profit
The increase in Parts segment profit of $21 million was largely driven by increases in sales in our U.S. and Canada commercial markets. Partially offsetting this increase was an overall shift in mix with increased sales of non-proprietary parts and a shift in order mix within the military business, reflecting a switch from fielding to sustainment orders that have lower associated margins. SG&A expenses increased, primarily driven by incremental costs relating to higher sales volumes and infrastructure investments to support domestic and global growth.
Financial Services Segment

(in millions, except % change)	2011	2010	Change	% Change
Financial Services segment revenues - U.S. and Canada(A)	$227	$254	$(27)	(11)
Financial Services segment revenues - ROW	64	55	9	16
Total Financial Services segment revenues, net	$291	$309	$(18)	(6)
Financial Services segment profit	$129	$95	$34	36

_________________________

(A)	Our Financial Services segment does not have Canadian operations or revenues.
Segment revenues
Our Financial Services segment net revenues decreased by $18 million, or 6%, primarily due to lower average retail finance receivable balances partially offset by improved wholesale note revenues on increased wholesale balances. The decline in the average retail finance receivable balance was driven by lower volumes of U.S. retail loan originations that, beginning in the third quarter of 2010, are now funded under the GE Operating Agreement. This arrangement will continue to reduce NFC retail originations and portfolio balances as prior loans are paid down and new U.S. loan originations are funded by GE. In 2011, the average finance receivable balances were $3.1 billion, which were relatively flat as compared to the prior year. Aggregate intercompany interest revenue and fees, which are charged primarily to the Truck and Parts segments, were $91 million in 2011, as compared to $90 million in 2010.
Segment profit
The Financial Services segment profit increase of $34 million, or 36%, was predominantly driven by lower SG&A costs. The decrease in SG&A costs reflects lower provisions for loan losses of $31 million, primarily due to lower retail-related charge-offs, due to improved stabilization of the industry, as well as declines in the retail portfolio balance. Selling, general and administrative costs were also favorably impacted by decreased employee-related expenses largely driven by headcount reductions relating to the GE Operating Agreement. Interest expense in 2011 was slightly down as compared to the prior year, primarily due to lower average debt balances offset by slightly higher interest rates.

Supplemental Information
The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of the Truck and Engine segments.
We define our "traditional" markets to include U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks. We classify militarized commercial vehicles sold to the U.S. and Canadian militaries as Class 8 severe service trucks within our "traditional" markets.
Truck segment industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our "traditional" truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

				2012 vs. 2011		2011 vs. 2010
(in units)	2012	2011(A)	2010	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses	20,400	18,600	20,900	1,800	10	(2,300)	(11)
Class 6 and 7 medium trucks	68,100	64,600	46,400	3,500	5	18,200	39
Class 8 heavy trucks	187,000	139,700	92,600	47,300	34	47,100	51
Class 8 severe service trucks(B)	43,700	39,400	34,600	4,300	11	4,800	14
Total "traditional" markets	319,200	262,300	194,500	56,900	22	67,800	35
Combined class 8 trucks	230,700	179,100	127,200	51,600	29	51,900	41
Navistar "traditional" retail deliveries	73,800	73,000	65,400	800	1	7,600	12
_________________________

(A)	Beginning in the fourth quarter of 2011, our competitors began reporting certain RV and commercial bus chassis units consistently with how we report these units.

(B)	"Traditional" retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck segment retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our "traditional" truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	2012	2011	2010
"Traditional" Markets (U.S. and Canada)
School buses	47%	49%	59%
Class 6 and 7 medium trucks	33%	41%	38%
Class 8 heavy trucks	15%	17%	24%
Class 8 severe service trucks(A)	30%	35%	40%
Total "traditional" markets	23%	28%	34%
Combined class 8 trucks	18%	21%	28%
_________________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

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

				2012 vs. 2011		2011 vs. 2010
(in units)	2012	2011	2010	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses	10,900	8,600	7,800	2,300	27	800	10
Class 6 and 7 medium trucks	20,300	28,000	17,700	(7,700)	(28)	10,300	58
Class 8 heavy trucks	22,500	29,600	20,200	(7,100)	(24)	9,400	47
Class 8 severe service trucks(A)	12,500	13,100	13,300	(600)	(5)	(200)	(2)
Total "traditional" markets	66,200	79,300	59,000	(13,100)	(17)	20,300	34
Combined class 8 trucks	35,000	42,700	33,500	(7,700)	(18)	9,200	27
_________________________

(A)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

				2012 vs. 2011		2011 vs. 2010
(in units)	2012	2011	2010	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses	2,300	1,200	1,500	1,100	92	(300)	(20)
Class 6 and 7 medium trucks	3,900	6,100	4,700	(2,200)	(36)	1,400	30
Class 8 heavy trucks	5,700	9,300	6,300	(3,600)	(39)	3,000	48
Class 8 severe service trucks(A)	2,600	3,400	3,100	(800)	(24)	300	10
Total "traditional" markets	14,500	20,000	15,600	(5,500)	(28)	4,400	28
Combined class 8 trucks	8,300	12,700	9,400	(4,400)	(35)	3,300	35
_____________________________

(A)	Truck segment backlog includes CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate "traditional" chargeouts:

				2012 vs. 2011		2011 vs. 2010
(in units)	2012	2011	2010	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses	9,700	9,200	12,400	500	5	(3,200)	(26)
Class 6 and 7 medium trucks	21,900	27,100	18,500	(5,200)	(19)	8,600	46
Class 8 heavy trucks	27,100	25,700	21,600	1,400	5	4,100	19
Class 8 severe service trucks(A)	13,600	13,300	14,000	300	2	(700)	(5)
Total "traditional" markets	72,300	75,300	66,500	(3,000)	(4)	8,800	13
Non "traditional" military(B)	1,600	1,400	1,400	200	14	—	—
"Expansion" markets(C)	31,200	31,700	19,100	(500)	(2)	12,600	66
Total worldwide units(D)	105,100	108,400	87,000	(3,300)	(3)	21,400	25
Combined class 8 trucks	40,700	39,000	35,600	1,700	4	3,400	10
Combined military(E)	2,400	3,700	4,600	(1,300)	(35)	(900)	(20)
_____________________________

(A)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement.

(B)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(C)	Includes chargeouts related to Blue Diamond Truck ("BDT") of 6,600 units, 6,700 units, and 3,800 during 2012, 2011, and 2010, respectively.

(D)	Excludes chargeouts related to RV towables of 3,000 units, 2,800 units, and 4,000 units during 2012, 2011, and 2010, respectively.

(E)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.

Engine segment shipments

				2012 vs. 2011		2011 vs. 2010
(in units)	2012	2011	2010	Change	% Change	Change	% Change
OEM sales-South America(A)	106,700	138,600	132,800	(31,900)	(23)	5,800	4
Ford Sales- U.S. and Canada	—	—	24,900	—	—	(24,900)	(100)
Intercompany sales	83,100	88,800	68,500	(5,700)	(6)	20,300	30
Other OEM sales	10,100	16,200	14,200	(6,100)	(38)	2,000	14
Total sales	199,900	243,600	240,400	(43,700)	(18)	3,200	1
_________________________

(A)	Includes shipments related to Ford of 6,300 units, 27,000 units, and 22,300 units during 2012, 2011, and 2010, respectively.
Liquidity and Capital Resources

	As of October 31,
(in millions)	2012	2011	2010
Consolidated cash and cash equivalents	$1,087	$539	$585
Consolidated marketable securities	466	718	586
Consolidated cash, cash equivalents and marketable securities at end of the period	$1,553	$1,257	$1,171
Cash Requirements
We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by our financial services operations. It is our opinion that, in the absence of significant extraordinary cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on our outstanding receivables portfolios as well as funds available from various funding sources will permit our financial services operations to meet the financing requirements of our dealers.
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar, Inc.'s existing Asset-Based Credit Facility and Navistar, Inc. entered into an Amended and Restated Asset-Based Credit Facility with a commitment amount of up to $175 million. The Term Loan Credit Facility is intended to: (i) support the adoption of an after-treatment solution to accelerate delivery of our next generation clean engine solution, (ii) support the market transition plan for Class 8 engine sales, and (iii) improve our financial flexibility. Interest expense going forward is expected to increase as a result of the borrowing under the Term Loan Credit Facility. For additional information, see Note 9, Debt, to the accompanying consolidated financial statements.
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of the over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. The Company received proceeds from the exercise of the over-allotment, net of underwriting discounts and commissions, of $14 million.
Consolidated cash, cash equivalents and marketable securities was $1.6 billion at October 31, 2012, which includes $26 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
We generate operating cash flows through our U.S. and non-U.S. operations. We are not presently aware of any restrictions on the repatriation of these funds, although the funds are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

Cash Flow Overview

	Year Ended October 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(298)	$908	$610
Net cash provided by (used in) investing activities	(110)	108	(2)
Net cash provided by (used in) financing activities	977	(1,040)	(63)
Effect of exchange rate changes on cash and cash equivalents	2	1	3
Increase (decrease) in cash and cash equivalents	571	(23)	548
Cash and cash equivalents at beginning of the year	488	51	539
Cash and cash equivalents at end of the year	$1,059	$28	$1,087

	Year Ended October 31, 2011
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$680	$200	$880
Net cash used in investing activities	(617)	(206)	(823)
Net cash provided by (used in) financing activities	(106)	6	(100)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	(3)
Decrease in cash and cash equivalents	(46)	—	(46)
Cash and cash equivalents at beginning of the year	534	51	585
Cash and cash equivalents at end of the year	$488	$51	$539

	Year Ended October 31, 2010
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$409	$698	$1,107
Net cash provided by (used in) investing activities	(916)	482	(434)
Net cash used in financing activities	(110)	(1,190)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	—
Decrease in cash and cash equivalents	(618)	(9)	(627)
Cash and cash equivalents at beginning of the year	1,152	60	1,212
Cash and cash equivalents at end of the year	$534	$51	$585
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

Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $298 million for 2012, compared to $680 million of cash provided in 2011 and $409 million of cash provided in 2010. The cash used in operating activities in 2012, as compared to cash provided in 2011, was primarily due to a net loss for the year compared to net income in 2011. This was partially offset by an improvement in the change in net working capital in 2012 as compared to 2011. The net improvements within working capital were primarily attributable to higher collections of accounts receivable and a decrease in inventory partially offset by a decrease in accounts payable.
The increase in cash provided by operating activities in 2011 compared to 2010 was mainly due to higher cash earnings (net income exclusive of non-cash expenses) and an increase in current liabilities, including a larger increase in accounts payable from higher truck and engine volumes in 2011. This was partially offset by an increase in inventory in 2011 as compared to a decrease in 2010 and a larger increase in accounts receivable in 2011, mainly due to the timing of military sales.
Cash paid during the year for interest, net of amounts capitalized, was $119 million, $115 million, and $76 million in 2012, 2011, and 2010, respectively. The increase of $39 million in 2011, as compared to 2010, resulted primarily from the timing of interest payments on our Senior Notes and higher average debt balances.
In 2012, 2011, and 2010, the Company paid $51 million, $9 million, and $27 million, respectively, of income taxes, representing payments resulting from taxable income of certain of our foreign subsidiaries. Additionally in 2011, the cash paid was partially offset by domestic federal refunds received.
The Company paid $281 million, $193 million, and $219 million for 2012, 2011, and 2010, respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other payments. This does not include any cash payments made from trust assets to beneficiaries. The increase in cash paid by the Company for 2012 compared to 2011 was due to an increase in required funding and an increase in payments of other post-employment benefits. The decrease in cash paid by the Company for 2011 compared to 2010 was due primarily to lower payments of other post-employment benefits.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities was $110 million, $617 million, and $916 million in 2012, 2011, and 2010, respectively. The net decrease in cash used in investing activities for 2012 compared to 2011 was primarily attributable to a net decrease in investments in highly liquid marketable securities and lower capital expenditures. The net decrease in cash used in investing activities for 2011 compared to 2010 was primarily attributable to a net decrease in investments in highly liquid marketable securities and a net decrease in investments in non-consolidated affiliates, which was partially offset by an increase in capital expenditures related to ongoing manufacturing operations and engineering integration.
Manufacturing Cash Flow from Financing Activities
Cash provided by financing activities was $977 million in 2012, compared to $106 million of cash used in 2011 and $110 million of cash used in 2010. The cash provided by financing activities in 2012 as compared to cash used in 2011 was mainly attributable to the borrowing under the Term Loan Credit Facility and the proceeds from our public offering of common stock in October 2012. The net decrease in cash used in financing activities for 2011 compared to 2010 was attributable to increased third-party retail financing at our Company-owned dealers. In addition, we received proceeds of $91 million in 2011 from the reimbursements of qualifying capital expenditures under certain tax-exempt bond financing, in which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds, also due October 15, 2040 (collectively, the "Tax Exempt Bonds") that we did not receive in the previous year. These increases in cash were partially offset by an increase in principal payments under capital lease obligations. Additionally, pursuant to separate resolutions passed by our Board of Directors in December 2010 and September 2011, the Company repurchased an aggregate amount of $125 million of its common stock during 2011. For additional information, see Note 16, Stockholders' Equity (Deficit), to the accompanying consolidated financial statements.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities was $908 million, $200 million, and $698 million in 2012, 2011, and 2010, respectively. The net increase in cash provided by operating activities for 2012 compared to 2011 was due to the higher margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations. This increase was partially offset by lower income and reduced intercompany payables to our manufacturing operations.

The net decrease in cash provided by operating activities for 2011 compared to 2010 was due primarily to the smaller margin by which liquidations of finance receivables exceeded originations, resulting from an increase in originations of dealer financings and retail accounts. This decrease was partially offset by an increase in intercompany payables to our manufacturing operations.
Cash paid during the year for interest, net of amounts capitalized, was $76 million, $93 million, and $95 million in 2012, 2011, and 2010, respectively. The decrease for 2012 compared to 2011 is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash provided by investing activities was $108 million in 2012, compared to cash used of $206 million in 2011, and cash provided of $482 million in 2010. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2012, 2011, and 2010. In 2012, the reduction in restricted cash resulted from the maturity and repayment of $250 million of investor notes in January 2012, net of principal accumulation, as well as the lower cash collateral requirements within the wholesale note trust, resulting from lower borrowing levels.
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
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities was $1.0 billion in 2012, compared with cash provided of $6 million in 2011 and cash used of $1.2 billion in 2010. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. In 2012, the overall funding requirements declined as retail loan originations have been funded under the GE Operating Agreement since 2010. The decline in 2012 also reflects reduced funding requirements for wholesale notes and accounts receivable. The slight increase in overall funding requirements in 2011 was the result of an increase in funding requirements for wholesale notes and accounts receivable, which offset the decline in funding requirements for retail loan originations.
Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. Funding requirements declined sharply during 2010 as retail loan originations began funding through the GE Operating Agreement. Funding requirements declined less in 2011 as an increase in originations of dealer financings and retail accounts substantially offset the decline in funding requirements relating to retail loan originations.
Debt
See Note 9, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Funding of Financial Services
The Financial Services segment has traditionally relied upon sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2012, our funding consisted of asset-backed securitization debt of $994 million, bank borrowings and revolving credit facilities of $763 million, commercial paper of $31 million, and borrowings of $78 million secured by operating and finance leases.
We use a number of Special Purpose Entities ("SPEs") to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Asset Sales Corporation ("NFASC") finance retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation's ("TRAC") finances retail accounts.
During 2012, NFRRC issued secured notes totaling $873 million. In 2011, NFRRC issued secured notes totaling $120 million.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada ("NFM"), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance to our dealers and retail customers in Mexico.

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2012:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$974		Eligible wholesale notes	$524	2013
TRAC	Revolving retail account conduit	125		Eligible retail accounts	51	2013
NFC	Credit agreement	827	(A)	Finance receivables and general corporate purposes	367	2016
NFM	Bank lines and commercial paper	489		General corporate purposes	414	2013-2019
______________________

(A)	NFM can borrow up to $200 million, if not used by NFC.
As of October 31, 2012, the aggregate amount available to fund finance receivables under the various facilities was $1.1 billion.
In November 2011, NFC completed the sale of $224 million of two-year investor notes within the wholesale note trust funding facility. In January 2012, NFC paid off investor notes of $250 million originally issued in February 2010. In October 2012, NFC paid off investor notes of $350 million originally issued in November 2009.
Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of October 31, 2012 and 2011.
In August 2012, our Variable Funding Note ("VFN") facility within the wholesale note trust funding facility was renewed with a maturity of August 2013, and increased from $500 million to $750 million.
TRAC, our consolidated SPE, utilizes a $125 million funding facility that provides for the funding of eligible retail accounts receivable.
In December 2011, the bank credit facility was refinanced with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, including a sub-revolver of up to $200 million for NIC's Mexican finance subsidiaries. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion will be $4 million for the first eight quarters, $9 million for the next 11 quarters, with a final payment at maturity. The bank credit facility in place at October 31, 2011, is scheduled to mature in December 2012.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2012 and 2011.

Derivative Instruments
The Company uses derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. The fair values of these derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. For more information on derivatives and related market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 13, Financial Instruments and Commodity Contracts, to the accompanying consolidated financial statements.
Capital Resources
We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain annual capital expenditures in the $150 million to $250 million range, exclusive of capital expenditures for equipment leased to others.

Additionally, over the next year, our planned capital expenditures include the refurbishment and enhancement of our facility in Melrose Park, Illinois, which the majority of the capital expenditures for this project are being financed through tax exempt bonds. See Note 9, Debt, to the accompanying consolidated financial statements.
Pension and Other Postretirement Benefits
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2012, we have met all legal funding requirements. We contributed $157 million and $134 million to our pension plans in 2012 and 2011, respectively.
In 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law, which provides, among other things, the ability to reduce and defer required pension contributions that otherwise would have been required under the Pension Protection Act of 2006 ("PPA"). In July 2012, the MAP-21 Act was signed into law, impacting the minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. In 2013, we expect to contribute $166 million to meet the minimum required contributions for all plans. We currently expect that from 2014 through 2016, the Company will be required to contribute at least $200 million per year to the plans, depending on asset performance and discount rates.
Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with the 1993 Settlement Agreement between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $19 million and $2 million in 2012 and 2011, respectively. We expect to contribute $2 million to our other post-employment benefit plans during 2013.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2012.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis increased by $302 million during 2012 primarily due to a decrease in the discount rate used to determine the present value of the projected benefit obligations. Our actual return on assets during 2012 was approximately 8.1% for the U.S. Pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 3.2% at October 31, 2012, compared to 4.2% at October 31, 2011.
In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plan's assets. The hedge is expected to provide protection against certain equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect plan liabilities against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. The net impact of the derivatives hedging strategies provided a gain of $4 million on the equity options and a gain of $19 million on the swaptions.
The under-funded status of our health and life insurance benefits decreased by $108 million primarily due to lower than expected claims experience, partially offset by a decrease in the discount rate.
We continue to seek opportunities to control our pension and other postretirement benefits expenses.
For more information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

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
Guarantees
We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. These include residual value guarantees, stand-by letters of credit and surety bonds, credit and purchase commitments and indemnifications. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows. For more information, see Note 14, Commitments and Contingencies, to the accompanying consolidated financial statements.
Sales of Receivables
Our financial services operations typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. Effective November 1, 2010, none of our securitization arrangements qualified for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Navistar Financial Dealer Note Master Trust ("Master Trust"). The amendment disqualified the Master Trust as a qualifying special purpose entity (“QSPE”) and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust's assets and liabilities are consolidated into the assets and liabilities of the Company. As a result of the amendment, we recognized $337 million of receivables at fair value, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet. Previously, transfers of wholesale notes to the Master Trust were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets. There were no remaining outstanding retained interests as of October 31, 2012 and 2011.
Prior to the amendment of the Master Trust and the adoption of new accounting guidance on accounting for transfers of financial assets, for accounting purposes, our transfers of wholesale notes and retail accounts receivables were treated as sales; our transfers of other receivables were treated as secured borrowings. We recorded sales by removing receivables from the Consolidated Balance Sheets and recording gains and losses in Finance revenues.
We use another SPE, TRAC, which utilizes a $125 million conduit funding arrangement, which provides for funding of eligible accounts receivable. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of October 31, 2012 and 2011. The TRAC funding facility is secured by $103 million of retail accounts and $43 million of cash equivalents as of October 31, 2012, and $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011. The TRAC funding facility had $1 million and $92 million of outstanding borrowings as of October 31, 2012 and 2011, respectively. In total, proceeds from the sales of retail notes and wholesale notes that were accounted for as sales and accordingly not carried on the Consolidated Balance Sheets amounted to $3.5 billion in 2010.

Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2012:

	Payments Due by Year Ending October 31,
(in millions)	Total	2013	2014- 2015	2016- 2017	2018 +
Type of contractual obligation:
Long-term debt obligations	$4,720	$1,145	$2,033	$342	$1,200
Interest on long-term debt(A)	1,407	221	309	201	676
Financing arrangements and capital lease obligations(B)	140	64	31	13	32
Operating lease obligations(C)	366	58	104	79	125
Purchase obligations(D)	113	96	10	4	3
Total	$6,746	$1,584	$2,487	$639	$2,036
______________________

(A)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2012 are used for variable rate debt. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(B)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $24 million of interest obligations. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

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
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carry forwards, the preceding table excludes uncertain tax positions of $39 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $166 million in 2013 to meet the minimum required contributions for all plans. We currently expect that from 2014 through 2016, the Company will be required to contribute at least $200 million to the plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.
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
The total deferred tax asset valuation allowances increased by $2.3 billion in 2012 from $344 million to $2.7 billion. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
We believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. and in non-U.S. tax jurisdictions. These estimates are susceptible to change and dependent upon events that may or may not occur. Our assessment of the need for a valuation allowance is material to the assets reported on our Consolidated Balance Sheets and changes in the valuation allowance may be material to our results of operations. We intend to continue to assess our valuation allowance in accordance with the guidance on accounting for income taxes.
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

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $11 million and an expense of $2 million for the years ended October 31, 2012 and 2011, respectively.
As of October 31, 2012 and October 31, 2011, the net amount of liability for uncertain tax positions was $49 million and $82 million, respectively. If these unrecognized tax benefits are recognized, all but $6 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and NHTSA issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and/or greenhouse gas regulations. On April 14, 2012, Canada issued for comment proposed greenhouse gas emissions regulations (the "Canadian Proposal"), which are similar to the U.S. regulations. The Company is evaluating the Canadian Proposal and expects to comment as necessary. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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
Effective November 1, 2010, none of our securitization arrangements qualify for sale accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities. As a result, such sold receivables and associated secured borrowings are included on the Consolidated Balance Sheets and no gain or loss is recognized for these transactions.
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

•	the impact of the estimate or assumption on financial condition or operating performance is material.
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

	October 31, 2012		2013 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(435)	$(194)	$(2)	$(3)
Decrease of 1.0%	481	234	(2)	4
Expected return on assets:
Increase of 1.0%	NA	NA	(24)	(4)
Decrease of 1.0%	NA	NA	24	4
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans. For the large US pension plans, a 1% decrease in the discount rate results in a decrease in interest expense, which exceeds the offsetting increase in the amortization of losses.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based upon a weighted average of actual loss experience from the most recent three years, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten basis points to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2012, would increase from $27 million to $29 million or decrease to $25 million.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2012 and 2011 aggregating $2.7 billion and $344 million, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $61 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to

Additional paid-in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and, at times, assessing probability weightings to certain business scenarios. Other long-lived assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, expectation of sale or disposal of an asset, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods, which could be material.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If an election is made not to perform the qualitative assessment or the qualitative assessment indicates that the carrying amount is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. In 2012, we did not recognize any material goodwill impairments, and the fair values of each of our reporting units with goodwill exceeded its respective carrying amount by more than 5%.
We have a goodwill balance of $280 million as of October 31, 2012. The fair value of one reporting unit with a goodwill balance of $160 million as of October 31, 2012, exceeded its carrying amount by 6% in 2012. It is reasonably possible within the next twelve months; we could recognize goodwill impairment charges for this reporting unit if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
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
The reserve for product liability was $46 million as of October 31, 2012 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $5 million.
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
As of October 31, 2012, we have accrued $21 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
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
Product Warranty
We generally offer one to five-year warranty coverage for our truck and engine products, as well as our service parts. Terms and conditions vary by product, customer, and country. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Our warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. Warranty claims are influenced by numerous factors, including new product introductions, technological developments, the competitive environment, the design and manufacturing process, and the complexity and related costs of component parts. We estimate our warranty accrual for our engines and trucks based on engine types and model years. Our warranty accruals take into account the projected ultimate cost-per-unit (“CPU”) utilizing historical claims information. The CPU represents the total cash project to be spent for warranty claims for a particular model year during the warranty period, divided by the number of units sold. The projection of the ultimate CPU is affected by component failure rates, repair costs, and the timing of failures in the product life cycle. Warranty claims inherently have a high amount of variability in timing and severity and can be influenced by external factors. Our warranty estimation process takes into consideration numerous variables that contribute to the precision of the estimate, but also add to the complexity of the model. Including numerous variables also reduces the sensitivity of the model to any one variable. We perform periodic reviews of warranty spend data to allow for timely consideration of the effects on warranty accruals. We also utilize actuarial analysis in order to determine whether our accrual estimate falls within a reasonable range.
Recent emissions standards have resulted in rapid product development cycles that have included significant changes from previous engine models. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Initial warranty estimates for new model year products are based on the previous model year product's warranty experience until the new product progresses sufficiently through its life cycle and related claims data becomes mature. Historically, warranty claims experience for launch-year products has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. For initial warranty estimates related to new launch year products, we consider historic experience from previous launches and may include a factor in our estimation process to account for the anticipated benefits of improvements in the design and manufacturing processes.
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. Throughout 2012, engine warranty claims experience was significantly worse than historic experience and expectations. As a result of the increase in warranty spend during 2012 and evaluation of warranty data subsequent to year end, we recognized charges for adjustments to pre-existing warranties that were significantly greater than historic experience. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to correct issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2012 warranty expense, was $130 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $23 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue. Included in 2012 warranty expense, we recognized net charges of $66 million for losses on extended warranty contracts for our 2010 emissions standard MaxxForce Big-Bore engines. The net charges included $19 million related to contracts sold in the current year and $47 million recognized as adjustments to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2012 and 2011, the net fair value of our liabilities with exposure to interest rate risk was $4.7 billion and $5.2 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2012 and 2011, the fair value of these liabilities would increase by $90 million and $84 million, respectively. At October 31, 2012 and 2011, the net fair value of our assets with exposure to interest rate risk was $2.2 billion and $3.0 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2012 and 2011, the fair value of these assets would decrease by $15 million and $54 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2012, we purchased approximately $482 million of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing during 2012, we would have incurred an additional $48 million of costs. Commodity price risk associated with our derivative position at October 31, 2012 and 2011 is not material to our operating results or financial position.

Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2012 and 2011, the net fair value of our liabilities with exposure to foreign currency risk was $254 million and $302 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $25 million and $30 million at October 31, 2012 and 2011, respectively. At October 31, 2012 and 2011, the net fair value of our assets with exposure to foreign currency risk was $215 million and $217 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $21 million and $22 million at October 31, 2012 and 2011, respectively.
For further information regarding models, assumptions and parameters related to market risk, please see Note 12, Fair Value Measurements, and Note 13, Financial Instruments and Commodity Contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To: The Board of Directors and Stockholders of Navistar International Corporation:
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2012 and 2011, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders' Equity (Deficit), and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2012. We also have audited Navistar International Corporation's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company's October 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
/s/ KPMG LLP
Chicago, Illinois
December 19, 2012

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2012	2011	2010
Sales and revenues
Sales of manufactured products, net	$12,780	$13,758	$11,926
Finance revenues	168	200	219
Sales and revenues, net	12,948	13,958	12,145
Costs and expenses
Costs of products sold	11,670	11,262	9,741
Restructuring charges	108	92	(15)
Impairment of property and equipment and intangible assets	44	64	—
Selling, general and administrative expenses	1,444	1,434	1,406
Engineering and product development costs	539	532	464
Interest expense	259	247	253
Other expense (income), net	37	(64)	(44)
Total costs and expenses	14,101	13,567	11,805
Equity in loss of non-consolidated affiliates	(29)	(71)	(50)
Income (loss) before income taxes	(1,182)	320	290
Income tax benefit (expense)	(1,780)	1,458	(23)
Net income (loss)	(2,962)	1,778	267
Less: Net income attributable to non-controlling interests	48	55	44
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$1,723	$223

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(43.56)	$23.66	$3.11
Diluted	(43.56)	22.64	3.05

Weighted average shares outstanding:
Basic	69.1	72.8	71.7
Diluted	69.1	76.1	73.2

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in millions)	For the Years Ended October 31,
	2012	2011	2010
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$1,723	$223
Other comprehensive income (loss):
Foreign currency translation adjustment	(125)	(19)	22
Defined benefit plans (net of tax of $14, $430, and $0, respectively)	(256)	(729)	472
Total other comprehensive income (loss)	(381)	(748)	494
Total comprehensive income (loss) attributable to Navistar International Corporation	$(3,391)	$975	$717

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,087	$539
Restricted cash	—	100
Marketable securities	466	718
Trade and other receivables, net	749	1,219
Finance receivables, net	1,663	2,198
Inventories	1,537	1,714
Deferred taxes, net	74	474
Other current assets	261	273
Total current assets	5,837	7,235
Restricted cash	161	227
Trade and other receivables, net	94	122
Finance receivables, net	486	715
Investments in non-consolidated affiliates	62	60
Property and equipment, net	1,660	1,570
Goodwill	280	319
Intangible assets, net	171	234
Deferred taxes, net	189	1,583
Other noncurrent assets	162	226
Total assets	$9,102	$12,291
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,205	$1,379
Accounts payable	1,686	2,122
Other current liabilities	1,462	1,297
Total current liabilities	4,353	4,798
Long-term debt	3,566	3,477
Postretirement benefits liabilities	3,405	3,210
Deferred taxes, net	42	59
Other noncurrent liabilities	996	719
Total liabilities	12,362	12,263
Redeemable equity securities	5	5
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	3
Common stock (86.0 and 75.4 shares issued, respectively; and $.10 par value per share and 220.0 shares authorized at both dates)	9	7
Additional paid in capital	2,440	2,253
Accumulated deficit	(3,165)	(155)
Accumulated other comprehensive loss	(2,325)	(1,944)
Common stock held in treasury, at cost (6.8 and 4.9 shares, respectively)	(272)	(191)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,310)	(27)
Stockholders’ equity attributable to non-controlling interests	45	50
Total stockholders’ equity (deficit)	(3,265)	23
Total liabilities and stockholders’ equity (deficit)	$9,102	$12,291

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(2,962)	$1,778	$267
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	277	290	265
Depreciation of equipment leased to others	46	38	51
Deferred taxes, including change in valuation allowance	1,778	(1,513)	17
Impairment of property and equipment and intangible assets	44	75	—
Amortization of debt issuance costs and discount	46	44	38
Stock-based compensation	19	36	24
Provision for doubtful accounts, net of recoveries	14	(6)	29
Equity in loss of non-consolidated affiliates, net of dividends	36	75	55
Other non-cash operating activities	20	(15)	61
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Trade and other receivables	454	(212)	(136)
Finance receivables	741	8	546
Inventories	76	(129)	122
Accounts payable	(399)	247	(72)
Other assets and liabilities	420	164	(160)
Net cash provided by operating activities	610	880	1,107
Cash flows from investing activities
Purchases of marketable securities	(1,209)	(1,562)	(1,876)
Sales or maturities of marketable securities	1,461	1,430	1,290
Net change in restricted cash and cash equivalents	165	(147)	515
Capital expenditures	(309)	(429)	(234)
Purchase of equipment leased to others	(61)	(71)	(45)
Proceeds from sales of property and equipment	18	32	23
Investments in non-consolidated affiliates	(42)	(65)	(97)
Proceeds from sales of affiliates	1	3	7
Business acquisitions, net of cash received	(12)	12	(2)
Acquisition of intangibles	(14)	(26)	(15)
Net cash used in investing activities	(2)	(823)	(434)
Cash flows from financing activities
Proceeds from issuance of securitized debt	1,313	599	1,460
Principal payments on securitized debt	(1,976)	(708)	(1,579)
Proceeds from issuance of non-securitized debt	1,517	214	687
Principal payments on non-securitized debt	(616)	(107)	(883)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(269)	137	(866)
Principal payments under financing arrangements and capital lease obligations	(35)	(86)	(62)
Debt issuance costs	(57)	(11)	(35)
Issuance of common stock	192	—	—
Purchase of treasury stock	(75)	(125)	—
Proceeds from exercise of stock options	2	40	35
Dividends paid by subsidiaries to non-controlling interest	(56)	(53)	(57)
Other financing activities	(3)	—	—
Net cash used in financing activities	(63)	(100)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	3	(3)	—
Increase (decrease) in cash and cash equivalents	548	(46)	(627)
Cash and cash equivalents at beginning of the year	539	585	1,212
Cash and cash equivalents at end of the year	$1,087	$539	$585

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
Balance as of October 31, 2009	$4	$7	$2,181	$(2,101)	$(1,690)	$(149)	$61	$(1,687)
Net income				223			44	267
Total other comprehensive income					494			494
Transfer from redeemable equity securities upon exercise or expiration of stock options			5					5
Stock-based compensation			18					18
Stock ownership programs			2			25		27
Cash dividends paid to non-controlling interest							(57)	(57)
Other							1	1
Balance as of October 31, 2010	$4	$7	$2,206	$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				1,723			55	1,778
Total other comprehensive loss					(748)			(748)
Transfer from redeemable equity securities upon exercise or expiration of stock options			3					3
Stock-based compensation			27					27
Stock ownership programs			(8)			38		30
Stock repurchase programs						(105)		(105)
Forward contract for accelerated stock repurchase program			(20)					(20)
Cash dividends paid to non-controlling interest							(53)	(53)
Impact to additional paid-in capital from change in valuation allowance			45					45
Other	(1)						(1)	(2)
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net loss				(3,010)			48	(2,962)
Total other comprehensive loss					(381)			(381)
Stock-based compensation			18					18
Stock ownership programs			(14)			15		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(56)	(56)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
October 2012 issuance of common stock, net of issuance costs and fees		1	191					192
Impact to additional paid-in capital from change in valuation allowance			(26)					(26)
Other		1	1			(1)		1
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called "manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "financial services operations"). These segments are discussed in Note 15, Segment Reporting.
Our fiscal year ends on October 31. All references to 2012, 2011, and 2010 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying audited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, which include majority-owned dealers ("Dealcors"), and our financial services operations, including VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years' amounts to conform to the 2012 presentation.
Variable Interest Entities
We have an interest in several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary because we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and have the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of these VIEs. Assets of these entities are not available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $246 million and $306 million and liabilities of $109 million and $158 million as of October 31, 2012 and October 31, 2011, respectively, from BDP and BDT, including $26 million and $38 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion and $1.8 billion as of October 31, 2012 and October 31, 2011, respectively, and liabilities of $914 million and $1.5 billion as of October 31, 2012 and October 31, 2011, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $359 million and $468 million and related liabilities of $157 million and $216 million as of October 31, 2012 and October 31, 2011, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
Prior to the adoption of new guidance on accounting for transfers of financial assets on November 1, 2010, our Financial Services segment did not consolidate the assets and liabilities of the conduit funding facility of Truck Retail Accounts Corporation ("TRAC"), our consolidated special purpose entity ("SPE"), as we were not the primary beneficiary of the conduit and transfers of finance receivables to the facility qualified for sale accounting treatment. TRAC retained residual economic interests in the future cash flows of the securitized assets that were owned by the conduit. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Subsequent to the adoption of the new accounting guidance, previous transfers of finance receivables from our Financial Services segment to the TRAC conduit retained their sales accounting treatment while prospective transfers of finance receivables no longer receive sale accounting treatment.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We also have an interest in other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs are not material to our financial condition, results of operations, or cash flows.
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in loss of non-consolidated affiliates includes our share of the net income (loss) of these entities.
Dealer operations
We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. We did not acquire any dealerships in 2012, 2011, or 2010.

We sold two, four, and three of our Dealcors during the years ended October 31, 2012, 2011, and 2010, respectively. The gains or losses associated with the sales of these Dealcors were not material.
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
Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment charges, and litigation-related accruals. Actual results could differ from our estimates.
Reversal of tax reserve for change in estimate
Under the Brazilian tax system, the state government levies a tax on the incremental value added to goods or service (commonly known as "value added tax" or "VAT"). The VAT is computed based on the value added to the taxed item which is then included in the price of products sold and purchased. We periodically review our VAT credit balances for recoverability based primarily on projected sales and purchases. In the past, we determined that a portion of our VAT credits were not recoverable and accordingly provided an allowance against the balance not expected to be recovered. In conjunction with the review that occurred during the second quarter of 2010, we reevaluated our VAT credit balance and reserve and concluded that based on actions taken to facilitate changes in sales mix between domestic and export and production locations, it was probable that previously reserved VAT credits will be utilized. As a result, we recognized a material pre-tax adjustment for this change in estimate in Other income, net of $42 million, or $0.58 per diluted share, in 2010.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of October 31, 2012, approximately 4,600, or 48%, of our hourly workers and approximately 400, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. For a discussion of customer concentration, see Note 15, Segment Reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Financial services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude it is probable the customer will not be able to make full payment after reviewing the customer's financial performance, payment ability, capital-raising potential, management style, economic situation, and other factors. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful or loan is 90 days or more past due. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.
Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future revenue is not probable. Recognition of revenue is resumed if collection again becomes probable.
Selected receivables are securitized and sold to public and private investors with limited recourse. Our financial services operations continue to service the sold receivables and receive fees for such services. Gains or losses on sales of receivables that qualified for sales accounting treatment were credited or charged to Finance revenues in the period in which the sale occurred. Discount accretion was recognized on an effective yield basis and is included in Finance revenues.
Cash and Cash Equivalents
All highly liquid financial instruments with maturities of 90 days or less from date of purchase, consisting primarily of U.S. Treasury bills, federal agency securities, and commercial paper, are classified as cash equivalents.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Restricted cash is related to our securitized facilities, senior and subordinated floating rate asset-backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities is restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.
Marketable Securities
Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss ("AOCL") in Stockholders' Equity (Deficit), net of taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current in our Consolidated Balance Sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other (income) expenses, net.
We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our marketable securities are classified as Level 1 in the fair value hierarchy.
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2012, 2011, and 2010, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.
Trade and Finance Receivables
Trade Receivables
Trade accounts receivable and trade notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers ("OEMs"), and commercial customers in the normal course of business.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

retail notes and accounts receivable arising from our manufacturing operations. The financial services operations retain as collateral a security interest in the equipment associated with retail notes, wholesale notes, and finance leases.
Sales of Finance Receivables
We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. These transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. Effective November 1, 2010, none of our securitization and receivable sale arrangements qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
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
For those transfers that previously qualified for sales accounting treatment, we retained interests in the receivables sold (transferred). The retained interests in retail accounts included receivables used as over-collateralization ("excess sellers' interests") and cash reserves held for the benefit of the trust. Prior to July 31, 2010, the retained interest also included excess sellers' interest, cash reserves and interest only strips relating to wholesale notes. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Our exposure to credit losses on the transferred receivables was limited to our retained interests. Other than being required to repurchase receivables that fail to satisfy certain representations and warranties provided at the time of the securitization, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to us or our other assets for credit losses on transferred receivables, and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by trusts.
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
We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, we determined that each portfolio consisted of one class of receivable.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out ("FIFO") method.
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
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If an election is made not to perform the qualitative assessment or the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying amount, we use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount rates, market comparables, control premiums and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.
Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets, subject to amortization, by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. Intangible assets, subject to amortization, could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment or expected future cash flows could cause us to record additional impairment charges in future periods, which could be material. We amortize the cost of intangible assets over their respective estimated useful lives, generally on a straight-line basis.
The ranges for the amortization periods are generally as follows:

Years
Customer base and relationships	3 - 15
Trademarks	20
Supply agreements	3
Other	3 - 18
Investments in Non-consolidated Affiliates
Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees' net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to fair value.
We assess the potential impairment of our equity method investments and determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and market multiples. If an investment is determined to be impaired and the decline in value is other than temporary, we record an appropriate write-down.
Accounts Payable
In 2012, the Company entered into a customer-managed services agreement with a third-party to provide participating suppliers the ability to finance payment obligations from the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company, prior to their scheduled due dates, at a discounted price to participating financial institutions. Amounts under the agreement were not material at October 31, 2012.
Debt Issuance Costs
We amortize debt issuance costs and premiums over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $78 million, $71 million, and $63 million for the years ended October 31, 2012, 2011, and 2010, respectively.
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
Warranty
We generally offer one to five-year warranty coverage for our truck and engine products, as well as our service parts. Terms and conditions vary by product, customer, and country. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Our warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. Warranty claims are influenced by numerous factors, including new product introductions, technological developments, the competitive environment, the design and manufacturing process, and the complexity and related costs of component parts. We estimate our warranty accrual for our engines and trucks based on engine types and model years. Our warranty accruals take into account the projected ultimate cost-per-unit (“CPU”) utilizing historical claims information. The CPU represents the total cash projected to be spent for warranty claims for a particular model year during the warranty period, divided by the number of units sold. The projection of the ultimate CPU is affected by component failure rates, repair costs, and the timing of failures in the product life cycle. Warranty claims inherently have a high amount of variability in timing and severity and can be influenced by external factors. Our warranty estimation process takes into consideration numerous variables that contribute to the precision of the estimate, but also add to the complexity of the model. Including numerous variables also reduces the sensitivity of the model to any one variable. We perform periodic reviews of warranty spend data to allow for timely consideration of the effects on warranty accruals. We also utilize actuarial analysis in order to determine whether our accrual estimate falls within a reasonable range.
Recent emissions standards have resulted in rapid product development cycles that have included significant changes from previous engine models. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Initial warranty estimates for new model year products are based on the previous model year product's warranty experience until the new product progresses sufficiently through its life cycle and related claims data becomes mature. Historically, warranty claims experience for launch-year products has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. For initial warranty estimates related to new launch year products, we consider historic experience from previous launches and may include a factor in our estimation process to account for the anticipated benefits of improvements in the design and manufacturing processes.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. Throughout 2012, engine warranty claims experience was significantly worse than historic experience and expectations. As a result of the increase in warranty spend during 2012 and evaluation of warranty data subsequent to year end, we recognized charges for adjustments to pre-existing warranties that were significantly greater than historic experience. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2012 warranty expense, was $130 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $23 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue.
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
Product Warranty Liability
Accrued product warranty and deferred warranty revenue activity is as follows:

	Year Ended October 31,
(in millions)	2012	2011	2010
Balance at November 1	$598	$506	$492
Costs accrued and revenues deferred(A)	571	407	269
Acquisitions	—	5	—
Adjustments to pre-existing warranties(B)	404	79	51
Payments and revenues recognized	(455)	(399)	(306)
Balance at October 31	1,118	598	506
Less: Current portion	551	263	252
Noncurrent accrued product warranty and deferred warranty revenue	$567	$335	$254
_________________________

(A)
The warranty estimation for engines sold in 2012 includes a factor for improvements to the design and manufacturing process that was based on historical experience. In the fourth quarter of 2012 we identified a deviation from historic experience and we recorded an adjustment for a change in estimate to increase in the costs accrued for warranty of $28 million, or $0.41 per diluted share for products sold in the first three quarters of 2012.

(B)
In the first quarter of 2012, we recorded significant adjustments for changes in estimates of $123 million, or $1.76 per diluted share. In the second quarter of 2012, we recorded significant adjustments for changes in estimates of $104 million, or $1.51 per diluted share. In the fourth quarter of 2012, we recorded significant adjustments for changes in estimates of $149 million, or $2.16 per diluted share. In the third quarter of 2011, we recorded significant adjustments for changes in estimates of $30 million, or $0.39 per diluted share. In the second quarter of 2011, we recorded significant adjustments for changes in estimates of $27 million, or $0.34 per diluted share. In the third quarter of 2010, we recorded significant adjustments for changes in estimates of $25 million, or $0.34 diluted share.

The amount of deferred revenue related to extended warranty programs was $364 million, $257 million, and $167 million at October 31, 2012, 2011, and 2010, respectively. Revenue recognized under our extended warranty programs was $63 million, $53 million, and $46 million in the years ended October 31, 2012, 2011, and 2010, respectively. Included in 2012 warranty expense, we recognized net charges of $66 million for losses on extended warranty contracts for our 2010 emissions standard MaxxForce Big-Bore engines. The net charges included $19 million related to contracts sold in the current year and $47 million recognized as adjustments to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors, may cause us to recognize additional charges as losses on extended service contracts in future periods.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation
We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 18, Stock-Based Compensation Plans. Shares are issued upon option exercise from Common stock held in treasury.
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
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction gains (losses) of $(25) million, $4 million, and $7 million in 2012, 2011, and 2010, respectively, which were recorded in Other expense (income), net.
Income Taxes
We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
Earnings Per Share
The calculation of basic earnings per share is based on the weighted average number of our shares of common stock outstanding during the applicable period. The calculation for diluted earnings per share recognizes the effect of all potential dilutive shares of common stock that were outstanding during the respective periods, unless their impact would be anti-dilutive.
Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares using the treasury stock method.
Recently Adopted Accounting Standards
As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of a reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements.
As of November 1, 2011, we adopted new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. Adoption of this guidance did not have a material impact on our consolidated financial statements. We have complied with the disclosure requirements of the new guidance within Note 12, Fair Value Measurements.
On February 1, 2012, we adopted new guidance regarding accounting and disclosures related to fair value measurements. The guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counter-party credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosure requirements for hierarchy classification to items not presented at fair value on the balance sheet and disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our consolidated financial statements. We have complied with the disclosure requirements of the new guidance within Note 12, Fair Value Measurements.
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
In 2012 and 2011, the Company recognized $108 million and $92 million of restructuring charges, respectively. The 2012 charges primarily consist of $73 million related to cost-reduction initiatives and $23 million related to the consolidation of our truck and engine engineering operations as well as the relocation of our world headquarters ("Engineering Integration"). The 2011 charges primarily consisted of $58 million related to charges for the restructuring and rationalization of our North American manufacturing operations and $29 million related to Engineering Integration. In 2010, the Company recognized $15 million of restructuring benefits primarily related to the settlement of certain contractual costs related to 2009 restructuring activity at our IEP and ICC locations.
Cost-Reductions and Other Strategic Initiatives
In the fourth quarter of 2012, we announced actions to control spending across the Company with targeted reductions of certain costs. In addition to the expected integration synergies resulting from ongoing efforts to consolidate our truck and engine engineering operations, as well as the relocation of our world headquarters to Lisle, Illinois, we are focusing on continued reductions in discretionary spending, including but not limited to reductions from efficiencies, and prioritizing or eliminating certain programs or projects.
We continue to evaluate options to improve the efficiency and performance of our operations. Our focus is on improving our core North American Truck, Engine and Parts performance. We are evaluating opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of our manufacturing operations and/or divesting of non-core businesses. These actions could result in additional restructuring and other related charges during fiscal 2013, including but not limited to, impairments, employee termination costs and charges for pension and other postretirement contractual benefits and pension curtailments, and these charges could be significant.
Voluntary separation program and reduction in force
In the fourth quarter of 2012, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

eliminate positions. As a result of these actions and charges related to the elimination of certain executive positions, the Company recognized restructuring charges of $73 million. The restructuring charges consisted of $66 million in personnel costs for employee termination and related benefits and $7 million of charges for pension and other postretirement contractual termination benefits. The Company expects the restructuring charges, excluding other postretirement costs, will be paid over the next year.
Engineering Integration
In the first quarter of 2011, the Company committed to a consolidation of the truck and engine engineering operations as well as the relocation of our world headquarters. The Company is utilizing proceeds from an October 2010 loan agreement related to tax exempt bonds to finance the relocation of the Company’s world headquarters and engineering center, the expansion of an existing warehouse facility, and the development of certain industrial facilities to assist with the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings for the consolidation of the truck and engine engineering operations, as well as the relocation of our world headquarters.
In the fourth quarter of 2010, our United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. The new contract allows the Company additional flexibility in manufacturing decisions and includes provisions for the wind-down of UAW positions at our Fort Wayne facility. As a result of the contract ratification and planned wind-down of UAW positions at our Fort Wayne facility, the Truck segment recognized $9 million of restructuring charges in the fourth quarter of 2010. The restructuring charges consisted of $5 million in personnel costs for employee termination and related benefits and $4 million of charges for pension and other postretirement contractual termination benefits.
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at the Fort Wayne facility. As a result of the restructuring activities, the Truck segment has recognized $34 million of restructuring charges to date, of which $5 million was recognized during the year ended October 31, 2012, and $29 million was recognized during the year ended October 31, 2011. To date, the restructuring charges consist of $12 million in personnel costs for employee termination and related benefits, $4 million of charges for pension and other postretirement contractual termination benefits, and $18 million of employee relocation costs.
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
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
The Company continues to evaluate opportunities to restructure and rationalize its manufacturing operations in an effort to optimize the cost structure. In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations, including the closure of its Chatham, Ontario heavy truck plant and actions related to Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles operations (collectively "Custom Products"). In the fourth quarter of 2012, the Company announced its plan to cease operations and close its Garland, Texas truck manufacturing operations (the "Garland Facility") in the first half of 2013.
Chatham restructuring activities and impairment of property and equipment
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers ("CAW"). Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was also driven by economic, industry, and operational conditions that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment has recognized $50 million of restructuring charges since these actions were commenced, substantially all of which were recognized during the third quarter of 2011. Restructuring charges to date consist of $8 million in personnel costs for employee termination and related benefits, $34 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Ultimate pension and postretirement costs and termination benefits are subject to employee negotiation and acceptance rates. We anticipate additional charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
In the third quarter of 2011, the Truck segment recognized $8 million of charges for impairments of property and equipment at our Chatham facility. The closure of the facility permanently eliminated future operating cash flows associated with that property and equipment and its carrying values were determined to not be fully recoverable. We utilized the cost approach and

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

market approach to determine the fair value of certain assets within the asset group. The impairment charges reflect the impact of the restructuring activities and closure of the Chatham facility.
Custom Products restructuring activities and impairment of intangible assets
In the third quarter of 2011, the Company committed to a restructuring plan of Custom Products, including the closure of the Union City, Indiana chassis facility and the wind-down and transfer of certain operations at the RV motor coach plant in Coburg, Oregon. In the second quarter of 2012, the Company decided to discontinue accepting orders for its WCC business, and in the fourth quarter of 2012, completed a series of transactions that resulted in ceasing production of the WCC operations.
As a result of these restructuring activities relating to Custom Products, the Truck segment recognized $11 million of restructuring charges, substantially all of which were recognized in 2011. To date, the restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $2 million of charges due to a curtailment of other postretirement employee benefit plan and postretirement contractual termination benefits and $2 million of other costs. The Company expects the remaining restructuring charges, excluding other postretirement costs, will be paid in 2013.
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
Garland plant closure
In the fourth quarter of 2012, the Company committed to cease operations and close its Garland Facility. Beginning in early 2013, the Company will transition truck volumes being produced at the Garland Facility to other North America operations that produce similar models.
In the fourth quarter of 2012 as a result of the planned closure of the Garland Facility, the Truck segment has recognized $4 million of restructuring charges, consisting of charges related to employee separation benefits. We anticipate additional charges of $30 million to $50 million in 2013. We expect the restructuring charges relating to employee separation benefits will be paid over the next year.
Restructuring Liability
The following table summarizes the activity for the year ended October 31, 2012 in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at October 31, 2012
Employee termination charges	$31	$73	$(30)	$(2)	$72
Employee relocation costs	—	8	(8)	—	—
Lease vacancy	—	19	(4)	2	17
Other	8	11	(17)	(2)	—
Restructuring liability	$39	$111	$(59)	$(2)	$89
The following table summarizes the activity for the year ended October 31, 2011, in the restructuring liability, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

(in millions)	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at October 31, 2011
Employee termination charges	$5	$31	$(5)	$—	$31
Employee relocation costs	—	9	(9)	—	—
Other	—	8	—	—	8
Restructuring liability	$5	$48	$(14)	$—	$39

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. Finance Receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our financial services operations net of intercompany balances are $2.6 billion and $3.5 billion as of October 31, 2012 and October 31, 2011, respectively. Included in total assets are finance receivables of $2.1 billion and $2.9 billion as of October 31, 2012 and October 31, 2011, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our finance receivables by major classification are as follows:

(in millions)	2012	2011
Retail portfolio	$1,048	$1,613
Wholesale portfolio	1,128	1,334
Total finance receivables	2,176	2,947
Less: Allowance for doubtful accounts	27	34
Total finance receivables, net	2,149	2,913
Less: Current portion, net(A)	1,663	2,198
Noncurrent portion, net	$486	$715
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2012, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2013	$587	$1,128	$1,715
2014	260	—	260
2015	153	—	153
2016	81	—	81
2017	30	—	30
Thereafter	7	—	7
Gross finance receivables	1,118	1,128	2,246
Unearned finance income	(70)	—	(70)
Total finance receivables	$1,048	$1,128	$2,176
Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. Effective November 1, 2010, none of these transactions qualified for sale accounting treatment. As a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues. For sales that previously qualified for off-balance sheet treatment, an initial gain (loss) was recorded at the time of the sale while servicing fees and excess spread income were recorded as revenue when earned over the life of the finance receivables.
We received net proceeds of $4.6 billion, $4.5 billion, and $1.5 billion from securitizations of finance receivables accounted for as secured borrowings in 2012, 2011, and 2010, respectively.
Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Navistar Financial Dealer Note Master Trust ("Master Trust"). The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company.
Components of available wholesale note trust funding facilities were as follows:

(in millions)	Maturity	October 31, 2012	October 31, 2011
Variable funding notes	August 2013	$750	$500
Investor notes	October 2012	—	350
Investor notes	October 2013	224	—
Investor notes	January 2012	—	250
Total wholesale note funding		$974	$1,100
Unutilized funding related to the variable funding notes was $450 million and $170 million at October 31, 2012 and October 31, 2011, respectively.
In November 2011, NFC completed the sale of $224 million of two-year investor notes within the wholesale note trust funding facility. In January 2012 and October 2012, investor notes of $250 million and $350 million, respectively, were paid off upon maturity using collections within the wholesale note trust. In August 2012, the variable funding note facility was renewed with a maturity of August 2013, and increased from $500 million to $750 million.
Our Financial Services segment securitizes eligible retail accounts receivable through TRAC, a consolidated SPE. In March 2012, the TRAC funding was renewed with a $125 million facility. The facility is secured by $103 million of retail accounts and $43 million of cash equivalents as of October 31, 2012, as compared to $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011. There were $74 million and $9 million of unutilized funding at October 31, 2012 and October 31, 2011, respectively. The renewed TRAC funding facility has a maturity date of March 2013.
Finance Revenues
Finance revenues consist of the following:

(in millions)	2012	2011
Retail notes and finance leases revenue	$98	$137
Wholesale notes interest	87	93
Operating lease revenue	40	32
Retail and wholesale accounts interest	34	27
Securitization income	—	2
Gross finance revenues	259	291
Less: Intercompany revenues	91	91
Finance revenues	$168	$200
As a result of the adoption of new accounting guidance effective November 1, 2011, substantially all of our securitization activity in 2012 and 2011 results in the receivables being carried on our Consolidated Balance Sheet. Cash flows from off-balance sheet securitization transactions are as follows:

(in millions)	2010
Proceeds from sales of finance receivables	$3,509
Servicing fees	6
Cash from net excess spread	32
Investment Income	—
Net cash from securitization transactions	$3,547

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables is summarized as follows:

	October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries	3	(2)	13	14
Charge-off of accounts(A)	(7)	—	(6)	(13)
Allowance for doubtful accounts, at end of period	$27	$—	$24	$51

	October 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(5)	—	(1)	(6)
Charge-off of accounts(A)	(22)	—	(18)	(40)
Allowance for doubtful accounts, at end of period	$31	$2	$17	$50

	October 31, 2010
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$58	$1	$45	$104
Provision for doubtful accounts, net of recoveries	26	1	2	29
Charge-off of accounts(A)	(26)	—	(11)	(37)
Allowance for doubtful accounts, at end of period	$58	$2	$36	$96
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $6 million , $20 million, and $22 million in 2012, 2011, and 2010. respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
Information regarding impaired finance receivables is as follows:

	As of October 31, 2012			As of October 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$14	$—	$14	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	2	—	2
Specific loss reserves on impaired finance receivables	9	—	9	10	—	10
Finance receivables on non-accrual status	10	—	10	14	—	14
For the impaired finance receivables in the retail portfolio as of October 31, 2012 and 2011, the average balances of those receivables were $16 million and $32 million during the year ended October 31, 2012 and 2011, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$965	$1,126	$2,091
30-90 days past due	72	1	73
Over 90 days past due	11	1	12
Total finance receivables	$1,048	$1,128	$2,176
5. Inventories
As of October 31, the components of Inventories are as follows:

(in millions)	2012	2011
Finished products	$833	$873
Work in process	136	174
Raw materials	568	667
Total inventories	$1,537	$1,714
6. Property and Equipment, Net
As of October 31, Property and equipment, net included the following:

(in millions)	2012	2011
Land(A)	$79	$52
Buildings(A)	520	387
Leasehold improvements	81	71
Machinery and equipment	2,504	2,309
Furniture, fixtures, and equipment	244	214
Equipment leased to others	301	291
Construction in progress(A)	159	309
Total property and equipment, at cost	3,888	3,633
Less: Accumulated depreciation and amortization	2,228	2,063
Property and equipment, net	$1,660	$1,570
_______________

(A)
We consolidated our executive management, certain business operations, and product development into a 1.2 million square foot, world headquarters site in Lisle, Illinois, which we completed in the first quarter of fiscal 2012, and we are consolidating our testing and validation center in our Melrose Park facility, which we expect to complete in 2013. Construction in progress includes amounts related to this activity.

Certain of our property and equipment serve as collateral for borrowings. See Note 9, Debt, for description of borrowings.
As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

(in millions)	2012	2011
Equipment leased to others	$301	$291
Less: Accumulated depreciation	94	103
Equipment leased to others, net	$207	$188

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$156	$100
Less: Accumulated depreciation and amortization	86	71
Assets under financing arrangements and capital lease obligations, net	$70	$29

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the years ended October 31, 2012, 2011, and 2010, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

(in millions)	2012	2011	2010
Depreciation expense	$248	$260	$236
Depreciation of equipment leased to others	46	38	51
Amortization expense	4	1	2
Interest capitalized	9	18	4
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2012, 2011, and 2010 respectively, commitments for capital expenditures were $48 million, $44 million, and $24 million respectively. At October 31, 2012, 2011, and 2010, liabilities related to capital expenditures that are included in accounts payable were $29 million, $22 million, and $14 million, respectively.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2024. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2012, 2011, and 2010 was $63 million, $54 million, and $57 million, respectively. Rental income from subleases was $4 million, for each of the years ended October 31, 2012, 2011, and 2010.
Future minimum lease payments at October 31, 2012, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2013	$69	$58	$127
2014	29	54	83
2015	9	50	59
2016	9	42	51
2017	9	37	46
Thereafter	39	125	164
	164	$366	$530
Less: Interest portion	24
Total	$140
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7. Goodwill and Other Intangible Assets, Net
For reporting units with goodwill, we perform a goodwill impairment tests on an annual basis, or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of our impairment analysis for these reporting units, we elected to perform a qualitative assessment or we determined the fair value of the reporting unit based on estimates of its future cash flows. During the year ended October 31, 2012, we performed our annual goodwill impairment test and determined that there has been no impairment of goodwill. In 2011, we changed the date of our annual goodwill impairment test from October 31st to August 1st. Changes in the carrying amount of goodwill for each operating segment are as follows:

(in millions)	Truck	Engine	Parts	Total
As of October 31, 2009	$74	$206	$38	$318
Currency translation	—	5	—	5
Adjustments(A)	—	(6)	—	(6)
Acquisitions	7	—	—	7
As of October 31, 2010	$81	$205	$38	$324
Currency translation	—	2	—	2
Adjustments(A)	—	(7)	—	(7)
As of October 31, 2011	$81	$200	$38	$319
Currency translation	—	(33)	—	(33)
Adjustments(A)	—	(6)	—	(6)
As of October 31, 2012	$81	$161	$38	$280
_________________________

(A)
Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the IIAA balance sheet immediately after its acquisition in 2005.

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

(in millions)	2012	2011
Dealer franchise rights	$5	$7
Trademarks	50	60
Intangible assets not subject to amortization	$55	$67
We had an agreement with a third-party engine manufacturer under which we acquired the rights to certain intellectual property utilized in the production of our MaxxForce 11L and 13L engines for €30 million. During the year ended October 31, 2012, we made the final payment of €9 million (the equivalent of US$12 million at October 31, 2012) to acquire the intellectual property.
Information regarding our intangible assets that are subject to amortization at October 31, 2012 and 2011 is as follows:

	As of October 31, 2012
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$93	$101	$194
Accumulated amortization	(47)	(31)	(78)
Net of amortization	$46	$70	$116

	As of October 31, 2011
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$135	$104	$239
Accumulated amortization	(52)	(20)	(72)
Net of amortization	$83	$84	167

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the year ended October 31, 2012, we recognized $41 million of charges for impairment of intangible assets of which $23 million related to customer base and relationships and $18 million related to trademarks, patents and other. Of this amount, $28 million was recognized by the Truck segment and $10 million was recognized by the Parts segment. For the year ended October 31, 2011, the Truck segment recognized $51 million of charges for impairment of intangible assets, $26 million of which related to customer base and relationships and $25 million related to trademarks, patents and other. See Note 2, Restructurings and impairments, for further discussion.
We recorded amortization expense for our finite-lived intangible assets of $25 million, $29 million, and $27 million for the years ended October 31, 2012, 2011, and 2010, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2013	$22
2014	21
2015	17
2016	15
2017	14
Thereafter	27
8. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made new and incremental investments in these non-consolidated affiliates of $39 million and $65 million during 2012 and 2011, respectively.
The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North American core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using Return on Invested Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core businesses, to identify areas that are under-performing. For those areas under-performing, we are evaluating whether to fix, divest or close and expect to realize incremental benefits from these actions in the near future.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

(in millions)	2012	2011
Assets:	(Unaudited)
Current assets	$271	$214
Noncurrent assets	199	238
Total assets	$470	$452
Liabilities and equity:
Current liabilities	$195	$118
Noncurrent liabilities	91	117
Total liabilities	286	235
Partners' capital and stockholders' equity:
NIC	55	73
Third parties	129	144
Total partners' capital and stockholders' equity	184	217
Total liabilities and equity	$470	$452

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2012	2011(A)	2010
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$704	$938	$659
Costs, expenses, and income tax expense	726	1,069	755
Net loss	$(22)	$(131)	$(96)
___________________

(A)	Includes amounts for NC2 through September 29, 2011.
We recorded sales to certain of these affiliates totaling $25 million, $107 million, and $121 million in 2012, 2011, and 2010, respectively. We also purchased $370 million, $426 million, and $394 million of products and services from certain of these affiliates in 2012, 2011, and 2010, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2012	2011
Receivables due from affiliates	$32	$30
Payables due to affiliates	29	29
As of October 31, 2012 and 2011, our share of net unfunded losses in non-consolidated affiliates totaled $68 million and $32 million, respectively.
In September 2009, NC2 was established as a joint venture with Caterpillar to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. In September 2011, we restructured our relationship with Caterpillar resulting in the termination of the joint venture agreement and the Company subsequently acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. The effects of accounting for this acquisition were not material. Prior to the termination of our NC2 joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in non-consolidated affiliates. Equity in loss of non-consolidated affiliates included losses of $39 million and $36 million related to NC2 for the years ended October 31, 2011 and 2010. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011.
Presented below is summarized financial information representing 100% of NC2, which was considered a significant non-consolidated affiliate in 2011 and 2010, prior to increasing the equity interest in September 2011.

(in millions)	Eleven Months Ended September 29, 2011	Year Ended October 31, 2010
Net revenue	$235	$63
Net expenses	318	135
Loss before tax expense	(83)	(72)
Net loss	(83)	(72)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

9. Debt

(in millions)	2012	2011
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2014, net of unamortized discount of $9	$991	$—
8.25% Senior Notes, due 2021, net of unamortized discount of $28 and $33, respectively	872	967
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $50 and $73, respectively	520	497
Debt of majority-owned dealerships	60	94
Financing arrangements and capital lease obligations	140	118
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	30	40
Other	67	39
Total manufacturing operations debt	2,905	1,980
Less: Current portion	172	99
Net long-term manufacturing operations debt	$2,733	$1,881
Financial Services operations:
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$994	$1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	763	1,072
Commercial paper, at variable rates, due serially through 2013	31	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	78	70
Total financial services operations debt	1,866	2,876
Less: Current portion	1,033	1,280
Net long-term financial services operations debt	$833	$1,596
Manufacturing Operations
Senior Secured Term Loan Credit Facility
In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility"). The maturity date of the Term Loan Credit Facility is July 16, 2014, provided that if, prior to such date, in accordance with the terms of the Company's 3.0% Senior Subordinated Convertible Notes indenture (the "Convertible Notes"), either (i) the Convertible Notes (other than Convertible Notes in an aggregate principal amount not exceeding $100 million) shall have been redeemed or repurchased and canceled or defeased and, pursuant to the terms of the Convertible Notes indenture, shall have ceased to be outstanding, or (ii) the Company shall have irrevocably deposited with the Trustee (as defined in the Convertible Notes indenture) in trust for payment to the Holders (as defined in the Convertible Notes indenture), or irrevocably delivered to such Holders, as applicable, cash funds and/or (in the case of conversion) shares of Common Stock (as defined in the Convertible Notes indenture) sufficient to pay all amounts due or deliverable on all Convertible Notes (other than Convertible Notes in an aggregate principal amount not exceeding $100 million), then the Term Loan Credit Facility will mature on August 17, 2017.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Senior Notes
In October 2009, we completed the sale of $1 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the "Senior Notes"). Interest is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized to Interest expense over the life of the Senior Notes for an effective rate of 8.96%, and the debt issue costs are recorded in Other noncurrent assets. The proceeds, in conjunction with the proceeds of the concurrent 3.00% Senior Subordinated Convertible Notes due 2014 (the "Convertible Notes") discussed below, were used to repay all amounts outstanding under the prior $1.5 billion 5-year term loan facility and synthetic revolving facility, as well as certain fees incurred in connection therewith. The Senior Notes are senior unsecured obligations of the Company.
The Senior Notes contain an optional redemption feature allowing the Company at any time prior to November 1, 2012 to redeem up to 35% of the aggregate principal amount of the notes using proceeds of certain public equity offerings at a redemption price of 108.25% of the principal amount of the notes, plus accrued and unpaid interest, if any. On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.75%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed.
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
Senior Subordinated Convertible Notes
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
Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Notes indenture. The conversion rate will initially be 19.891 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
The Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of common stock. If the Company elects to settle in cash or a

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
When the above described circumstances occur and the Convertible Notes are eligible for conversion prior to April 15, 2014 at the option of the Holders, we reclassify: (i) the portion of the Convertible Notes attributable to the conversion feature, which have not yet been accreted to its face value, from Additional paid in capital to Convertible debt, and (ii) the carrying value of the Convertible Notes from Long-term debt to Notes payable and current maturities of long-term debt on our Consolidated Balance Sheets as of that period end. In addition, in cases where holders decide to convert prior to the maturity date, the Company immediately writes off the proportionate amount of remaining debt issue costs. If in subsequent periods these circumstances do not occur and the Convertible Notes are not eligible for early conversion, the portion of the Convertible Notes attributable to the conversion feature are reclassified to Long-term debt and Additional paid in capital, respectively, on our Consolidated Balance Sheet. As the determination of whether the Holders may convert the Convertible Notes early is performed on a quarterly basis, the Convertible Notes may or may not meet the contingent conversion thresholds and therefore may be reclassified in future periods. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended April 30, 2011, the contingent conversion threshold on the Convertible Notes was exceeded. As a result, the Convertible Notes were convertible at the option of any holder that provided a valid conversion notice prior to July 31, 2011. We received conversion notices from holders of an immaterial amount of the Convertible Notes during the conversion period. Based upon the closing price of our common stock for the prescribed measurement periods during subsequent periods, the contingent conversion thresholds on the Convertible Notes were not exceeded.
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
Debt of Majority-owned Dealerships
Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4.9% to 6.8% and maturities that extend to 2017.
Financing Arrangements and Capital Lease Obligations
Included in our financing arrangements and capital lease obligations are financing arrangements of $79 million and $113 million as of October 31, 2012 and 2011, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. The two remaining arrangements outstanding at October 31, 2012 had outstanding balances of $37 million and $42 million and mature in May of 2014 and March of 2013, respectively. In addition, the amount of financing arrangements and capital lease obligations include $4 million and $5 million of capital leases for real estate and equipment as of October 31, 2012 and October 31, 2011, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company's headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.5% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company reports the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2012, reimbursement was received for $170 million of the $225 million under the Tax Exempt Bonds.
Promissory Note
In September 2011, Navistar, Inc. entered into a $40 million floating rate promissory note with Caterpillar (the "Promissory Note"), under which the principal amount will be repaid over a 4 year term in 16 quarterly installments. The floating interest rate for the Promissory Note will be computed based on LIBOR plus 2.75% over the term of the note.
Amended and Restated Asset-Based Credit Facility
In October 2011, Navistar, Inc. and various other U.S. subsidiaries signed a definitive loan agreement relating to the Asset-Based Credit Facility, containing an aggregate principal amount of $355 million. In November 2011, the Company borrowed $100 million under the Asset-Based Credit Facility and, in June 2012, borrowed an additional $138 million. In August 2012, we used a portion of the proceeds from the Term Loan Credit Facility to repay all borrowings under the Asset-Based Credit Facility and Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility") providing for a term of up to four years and nine months. Following the amendment and restatement of the Asset-Based Credit Facility, each of the subsidiaries was released from its obligations under the Asset-Based Credit Facility. The Amended Asset-Based Credit Facility is secured by a first priority security interest in Navistar, Inc.'s aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third-party processor or logistics provider locations. The Amended Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points. As of October 31, 2012, we had no borrowings under the Amended Asset-Based Credit Facility.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Financial Services Operations
Asset-backed Debt
In June 2012, NFC's wholly-owned subsidiary Navistar Financial Retail Receivables Corporation ("NFRRC") issued $502 million of borrowings secured by retail asset-backed securities that matures in January 2019. Proceeds were used to settle the borrowings secured by retail asset-backed securities of $372 million issued in May 2012, and to settle a portion of NFC's bank credit facility revolving line of credit. The retail asset-backed securities issued in May 2012 were used to settle all other outstanding retail securitizations under NFRRC.
TRAC, our consolidated SPE, utilizes a $125 million funding facility arrangement that provided for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. Accordingly, borrowings secured by the transferred receivables are included in Notes payable and current maturities of long-term debt within our Consolidated Balance Sheets as of October 31, 2012. In March 2012, the funding facility was renewed through March 2013 and increased from $100 million.
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
The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.1 billion and $1.7 billion as of October 31, 2012 and 2011, respectively. The carrying amount of the retail notes, wholesale notes, and finance leases used as collateral was $1.3 billion and $1.9 billion as of October 31, 2012 and 2011, respectively.
Bank Revolvers and Commercial Paper
In December 2011, NFC refinanced its 2009 bank credit facility with a 5-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, of which our Mexican finance subsidiary may borrow up to $200 million. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion are $4 million for the first eight quarters and $9 million for the next eleven quarters, with the balance due at maturity.
We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2012, borrowings outstanding under these arrangements were $414 million, of which 20% is denominated in dollars and 80% in pesos. As of October 31, 2011, borrowings outstanding under these arrangements were $348 million, of which 21% is denominated in dollars and 79% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate. As of October 31, 2012 and 2011, these borrowings included commercial paper of $31 million and $70 million, respectively. The remaining borrowings are effectively secured by the Mexican finance receivables.
In August 2012, our Mexican financial services affiliate Navistar Financial, S.A. de C.V., SOFOM, E.N.R., signed an agreement for a five-year, $95 million funding facility, which will be used to support trade receivables for the sale of our trucks and buses manufactured in Mexico and exported to Colombian dealers.
Borrowings Secured by Operating and Finance Leases
NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation ("NLSC"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $4 million and $6 million as of October 31, 2012 and 2011, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $74 million and $64 million as of October 31, 2012 and 2011, respectively. The carrying amount of the finance and operating leases used as collateral was $86 million and $70 million as of October 31, 2012 and 2011, respectively. ITLC does not have any unsecured debt.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2012, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2013	$176	$1,033	$1,209
2014	1,609	152	1,761
2015	26	277	303
2016	11	79	90
2017	10	253	263
Thereafter	1,160	72	1,232
Total debt, including unamortized discount	2,992	1,866	4,858
Less: Unamortized discount	87	—	87
Net debt	$2,905	$1,866	$4,771
Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our Convertible Notes do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the Convertible Notes indenture defines circumstances under which the Company would be required to repurchase the Convertible Notes and includes limitations on consolidation, merger, and sale of the Company's assets. As of October 31, 2012, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the years ended October 31, 2012, 2011, and 2010, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2012, we were in compliance with those covenants.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

10. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents.
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2012	2011	2012	2011
Change in benefit obligations
Benefit obligations at beginning of year	$4,171	$4,005	$2,000	$1,162
Amendments and administrative changes	—	—	—	302
Service cost	17	17	7	8
Interest on obligations	169	189	83	56
Actuarial loss (gain)	462	242	(72)	547
Curtailments	4	(11)	—	11
Contractual termination benefits	2	38	(3)	6
Retrospective payments due to retirees	—	—	(2)	15
Currency translation	(5)	26	—	—
Plan participants' contributions	—	—	20	34
Subsidy receipts	—	—	20	—
Benefits paid	(328)	(335)	(187)	(141)
Benefit obligations at end of year	$4,492	$4,171	$1,866	$2,000
Change in plan assets
Fair value of plan assets at beginning of year	$2,392	$2,479	$463	$509
Actual return on plan assets	186	75	27	22
Currency translation	(9)	25	—	—
Employer contributions	157	134	19	2
Benefits paid	(315)	(321)	(72)	(70)
Fair value of plan assets at end of year	$2,411	$2,392	$437	$463
Funded status at year end	$(2,081)	$(1,779)	$(1,429)	$(1,537)

Amounts recognized in our Consolidated Balance Sheets consist of:
Current liability	$(14)	$(13)	$(92)	$(93)
Noncurrent liability	(2,067)	(1,766)	(1,337)	(1,444)
Net liability recognized	$(2,081)	$(1,779)	$(1,429)	$(1,537)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,529	$2,170	$558	$654
Net prior service cost (benefit)	3	5	(13)	(21)
Net amount recognized	$2,532	$2,175	$545	$633
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4.4 billion and $4.1 billion at October 31, 2012 and 2011, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Equity (Deficit) at October 31, 2012 is net of $772 million of deferred taxes related to the Company's postretirement benefit plans.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

(in millions)	2012	2011
Projected benefit obligations	$4,492	$4,171
Accumulated benefit obligations	4,431	4,113
Fair value of plan assets	2,411	2,392
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2012, we have met all regulatory funding requirements. In 2012, we contributed $157 million to our pension plans to meet regulatory funding requirements. In July 2012, the MAP-21 Act was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. We expect to contribute $166 million to our pension plans during 2013.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost. In 2012, we contributed $19 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2013.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $13 million in 2012 and $14 million in 2011 are included within the amount of "Benefits paid" in the "Change in benefit obligation" section above, but are not included in the "Change in plan assets" section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under "Change in benefit obligation" and "Change in plan assets" of $75 million for 2012 and $37 million for 2011.
Components of Net Periodic Benefit Expense (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)
The components of our postretirement benefits expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

(in millions)	2012	2011	2010
Pension expense	$122	$139	$142
Health and life insurance expense	81	30	37
Total postretirement benefits expense	$203	$169	$179

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Equity (Deficit), for the years ended October 31 is comprised of the following:

	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2012	2011	2010	2012	2011	2010
Service cost for benefits earned during the period	$17	$17	18	$7	$8	$8
Interest on obligation	169	189	209	83	56	81
Amortization of cumulative loss	112	97	98	38	4	8
Amortization of prior service cost (benefit)	1	1	1	(5)	(29)	(20)
Curtailments	5	2	1	(3)	11	2
Contractual termination benefits	2	38	1	(2)	6	(2)
Retrospective payments to retirees	—	—	—	(2)	15	—
Premiums on pension insurance	8	6	7	—	—	—
Expected return on assets	(192)	(211)	(193)	(35)	(41)	(40)
Net postretirement benefits expense	$122	$139	$142	$81	$30	$37
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$469	$374	$77	$(58)	$566	$(127)
Amortization of cumulative loss	(112)	(97)	(98)	(38)	(4)	(8)
Prior service cost (benefit)	(1)	—	4	—	302	(341)
Amortization of prior service benefit (cost)	(1)	(1)	(1)	5	29	20
Curtailments	—	(13)	(3)	3	—	—
Currency translation	2	4	4	—	—	—
Total recognized in other comprehensive loss (income)	$357	$267	$(17)	$(88)	$893	$(456)
Total net postretirement benefits expense and other comprehensive loss (income)	$479	$406	$125	$(7)	$923	$(419)
In the fourth quarter of 2012, the Company recognized a charge of $7 million due to plan curtailments and contractual termination charges related to the VSP and additional salaried employee terminations. See Note 2, Restructurings and Impairments, for more information on cost-reduction and restructuring activities.
As discussed in Note 2, Restructuring and Impairments, the Company committed to close its Chatham, Ontario plant. During 2011, the plant closure resulted in a pension curtailment gain of $8 million that was recognized as a component of AOCI and contractual termination charges of $35 million. The closure also resulted in an OPEB charge of $13 million during the third quarter of 2011 representing a plan curtailment and related contractual termination benefits.
The Company also incurred an OPEB charge of $2 million during 2011 due to an OPEB plan curtailment and contractual termination charges related to the closure of the WCC Union City plant.
During 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility, as discussed in Note 2, Restructurings and Impairments.
On October 30, 2010, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. As a result of the contract ratification, the Company recognized $3 million of contractual termination benefits for pension in 2010.
During 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. The Company enrolled Medicare eligible plan participants who did not opt out into a Medicare Part D Plan. The OPEB plan supplemented the coverage provided by the Medicare Part D Plan. As discussed in Note 14, Commitments and Contingencies, the UAW filed a motion (the "Shy Motion") contesting our ability to implement this administrative change. The Court ruled on the Shy Motion in the second quarter of 2011 sustaining the Plaintiffs' argument that the Company did not have the authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plaintiffs had been receiving under the 1993 Settlement Agreement. In the fourth quarter of 2011, the Court ordered relief for

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

the Plaintiffs in the form of reimbursement of premiums and certain prescription drug expenses paid by participants since the plan change on July 1, 2010. The Company increased postretirement benefits expense by $15 million in connection with this order. Additionally, the Court ordered a reinstatement of the prior benefits that existed before the change on July 1, 2010 that resulted in a plan re-measurement at September 30, 2011. The impact of reinstating the prior benefits included the reversal of the remaining prior service credit of $302 million associated with the July 2010 plan change which had been previously recorded in AOCL and an additional increase in accumulated postretirement benefit obligation ("APBO") of $200 million that was accounted for as an actuarial loss in AOCL. The effect of the re-measurement increased postretirement benefits expense by $9 million in the fourth quarter of 2011.
Also during 2010, the Patient Protection and Affordable Care Act of 2010 ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which amends certain aspects of the PPACA, were enacted. The impact of the PPACA and the HCERA was estimated and included in the measurement of the OPEB obligation. As regulations regarding implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change.
The Early Retiree Reinsurance Program ("ERRP") was created under the PPACA to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, $3 million in 2012 and $10 million in 2011 was collected and deposited into the retiree benefit trust and was accounted for as part of the actual return on assets.
The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$1	$(4)
Amortization of cumulative losses	127	29
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2012 and 2011 were:

	Pension Benefits		Health and Life Insurance Benefits
	2012	2011	2012	2011
Discount rate used to determine present value of benefit obligation at end of year	3.2%	4.2%	3.4%	4.2%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2012, 2011, and 2010 were:

	Pension Benefits			Health and Life Insurance Benefits
	2012	2011	2010	2012	2011	2010
Discount rate(A)	4.1%	4.8%	5.4%	4.2%	4.6%	5.6%
Expected long-term rate of return on plan assets	8.3%	8.5%	8.5%	8.3%	8.5%	8.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
________________________

(A)
In 2012 for pension benefits, the weighted average discount rate used to compute the expense for the period of November 1, 2011 through July 31, 2012 was 4.2%. Due to plan remeasurements at July 31, 2012 at a rate of 3.3%, the weighted average discount rate for the full fiscal year 2012 was 4.1%. In 2010 for health and life insurance benefits, the weighted average discount rate used to compute the expense for the period of November 1, 2009 through March 31, 2010 was 5.5%. Due to a plan remeasurement at March 31, 2010 at a rate of 5.6%, the weighted average discount rate for the full fiscal year 2010 was 5.6%.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 39,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 90% of our other postretirement benefit obligation, is projected to be 9.2% in 2013 and was estimated as 10.5% for 2012. Our projections assume that the rate will decrease to 5% by the year 2018 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	215	(179)
Plan Assets
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 12, Fair Value Measurements, for a discussion of the fair value hierarchy.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:
Pension Assets

	2012				2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$85	$—	$—	$85	$82	$—	$—	$82
Equity
U.S. Large Cap	463	—	—	463	492	—	—	492
U.S. Small-Mid Cap	271	—	—	271	242	—	—	242
Canadian	108	—	—	108	103	—	—	103
International	186	—	—	186	179	—	—	179
Emerging Markets	101	—	—	101	105	—	—	105
Equity derivative	—	—	4	4	—	—	—	—
Fixed Income
Corporate Bonds	—	136	—	136	—	466	—	466
Government Bonds	—	547	—	547	—	225	—	225
Asset Backed Securities	—	9	—	9	—	19	—	19
Mortgage Backed Securities	—	1	—	1	—	8	—	8
Fixed income derivative	—	—	19	19	—	—	—	—
Collective Trusts and Other
Common and Preferred Stock	—	244	—	244	—	231	—	231
Commodities	—	66	—	66	—	76	—	76
Hedge Funds	—	—	92	92	—	—	99	99
Private Equity	—	—	92	92	—	—	75	75
Mutual Funds	36	—	—	36	34	—	—	34
Real Estate	—	—	1	1	—	—	1	1
Total(A)	$1,250	$1,003	$208	$2,461	$1,237	$1,025	$175	$2,437
______________________

(A)
For both October 31, 2012 and 2011, the totals exclude $8 million of receivables, which are included in the change in plan assets table. In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2012 and 2011, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the years ended October 31, 2012 and 2011:

(in millions)	Hedge Funds	Private Equity	Real Estate	Insurance Contract	Fixed Income Derivative	Equity Derivatives
Balance at November 1, 2010	$102	$57	$1	$120	$—	$—
Unrealized gains (losses)	(21)	15	—	—	—	—
Realized gains	19	—	—	1	—	—
Purchases, issuances, and settlements	(1)	3	—	(121)	—	—
Balance at October 31, 2011	$99	$75	$1	$—	$—	$—
Unrealized gains (losses)	(1)	10	—	—	19	4
Realized gains	4	—	—	—	—	—
Purchases, issuances, and settlements	(10)	7	—	—	—	—
Balance at October 31, 2012	$92	$92	$1	$—	$19	$4

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits

	2012				2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$31	$—	$—	$31	$24	$—	$—	$24
Equity
U.S. Large Cap	82	—	—	82	100	—	—	100
U.S. Small-Mid Cap	64	—	—	64	59	—	—	59
Emerging Markets	22	—	—	22	26	—	—	26
International	63	—	—	63	68	—	—	68
Fixed Income
Corporate Bonds	—	49	—	49	—	77	—	77
Government Bonds	—	66	—	66	—	42	—	42
Asset Backed Securities	—	4	—	4	—	4	—	4
Mortgage Backed Securities	—	—	—	—	—	1	—	1
Collective Trusts and Other
Commodities	—	13	—	13	—	17	—	17
Hedge Funds	—	—	19	19	—	—	25	25
Private Equity	—	—	23	23	—	—	19	19
Total(A)	$262	$132	$42	$436	$277	$141	$44	$462
___________________

(A)	For both October 31, 2012 and 2011, the totals excludes $1 million of receivables, which are included in the change in plan asset table.
The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the years ended October 31, 2012 and 2011:

(in millions)	Hedge Funds	Private Equity
Balance at November 1, 2010	$25	$14
Unrealized gains (losses)	(4)	4
Purchases, issuances, and settlements	4	1
Balance at October 31, 2011	$25	$19
Unrealized gains (losses)	(2)	2
Realized gains	2	—
Purchases, issuances, and settlements	(6)	2
Balance at October 31, 2012	$19	$23
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
The strategy is to manage the Plans to achieve fully funded status within the time horizon mandated under Pension Protection Act of 2006 after giving effect to the Preservation of Access to Care for Medicare Beneficiaries, Pension Relief Act of 2010, and MAP-21 with a prudent amount of risk. As part of that strategy, the Plans are invested in a diversified portfolio across a wide variety of asset classes. This includes areas such as large and small capitalization equities, international and emerging market equities, high quality fixed income, convertible bonds and alternative assets such as commodities, hedge fund of funds, and private equity funds. As a result of our diversification strategies, we believe we have minimized concentrations of risk within the investment portfolios.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plan's assets. The hedge will provide protection against large equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect plan liabilities against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge.
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
Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2013 through 2017 and the five years ending October 31, 2022 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2013	$326	$135
2014	318	132
2015	308	134
2016	301	127
2017	294	121
2018 through 2022	1,362	543
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
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
Defined contribution expense pursuant to these plans was $41 million, $33 million, and $31 million in 2012, 2011, and 2010 respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Income Taxes
The domestic and foreign components of Income (loss) before income taxes consist of the following for the years ended October 31:

(in millions)	2012	2011	2010
Domestic	$(964)	$247	$166
Foreign	(218)	73	124
Income (loss) before income taxes	$(1,182)	$320	$290
The components of Income tax benefit (expense) consist of the following for the years ended October 31:

(in millions)	2012	2011	2010
Current:
Federal	$(2)	$(3)	$30
State and local	(11)	1	(4)
Foreign	4	(47)	(33)
Total current expense	(9)	(49)	(7)
Deferred:
Federal	(1,841)	1,423	—
State and local	(137)	106	—
Foreign	207	(22)	(16)
Total deferred benefit (expense)	(1,771)	1,507	(16)
Total income tax benefit (expense)	$(1,780)	$1,458	$(23)
A reconciliation of statutory federal income tax benefit (expense) to recorded income tax benefit (expense) is as follows for the years ended October 31:

(in millions)	2012	2011	2010
Federal income tax benefit (expense) at the statutory rate of 35%	$414	$(112)	$(101)
State income taxes, net of federal benefit	(6)	(6)	(3)
Alternative minimum taxes	—	—	29
Credits and incentives	10	27	2
Adjustments to valuation allowances	(2,232)	1,499	56
Medicare subsidies	—	—	6
Foreign operations	(17)	(19)	(11)
Adjustments to uncertain tax positions	11	42	5
Subpart F income	—	(1)	(17)
Non-controlling interest adjustment	17	19	16
Other	23	9	(5)
Recorded income tax benefit (expense)	$(1,780)	$1,458	$(23)
During the year ended October 31, 2012, we recognized income tax expense of $1,973 million for the increase in the valuation allowance on our U.S. deferred tax assets partially offset by a benefit of $189 million from the release of a significant portion of our valuation allowance on our Canadian deferred tax assets.
During the year ended October 31, 2011, we recognized an income tax benefit of $1,537 million from the release of valuation allowances on our U.S. deferred tax assets, an income tax benefit of $42 million from the resolution of tax audits in various jurisdictions and higher credits due to the reinstatement of research and development credits retroactive to January 1, 2010. In 2012, our effective tax rate differed from the U.S. statutory rate primarily due to the impact of the increase in the allowance on our U.S. deferred tax assets partially offset by the impact of the release of valuation allowances on our Canadian deferred tax assets. In 2011, our effective tax rate differed from the U.S. statutory rate primarily due to the release of valuation allowances on our U.S. deferred tax assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Undistributed earnings of foreign subsidiaries were $507 million at October 31, 2012. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The components of the deferred tax asset (liability) at October 31 are as follows:

(in millions)	2012	2011
Deferred tax assets attributable to:
Employee benefits liabilities	$1,419	$1,369
Net operating loss ("NOL") carry forwards	583	273
Product liability and warranty accruals	457	262
Research and development	49	74
Tax credit carry forwards	218	208
Other	285	294
Gross deferred tax assets	3,011	2,480
Less: Valuation allowances	2,664	344
Net deferred tax assets	$347	$2,136
Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(77)	$(107)
Other	(54)	(39)
Total deferred tax liabilities	$(131)	$(146)
At October 31, 2012, deferred tax assets attributable to NOL carry forwards include $319 million attributable to U.S. federal NOL carry forwards, $95 million attributable to state NOL carry forwards, and $169 million attributable to foreign NOL carry forwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2013 to 2032. Approximately one half of our foreign net operating losses will expire, beginning in 2029, while the balance has no expiration date.
There are $61 million of NOL carry forwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2013 to 2032. Alternative minimum tax credits can be carried forward indefinitely.
A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In the fourth quarter of 2012 our evaluation resulted in the determination that a significant additional valuation allowance on our U.S. deferred tax assets was required, due in part to our current domestic performance, which include continued fourth quarter deterioration and cumulative losses as of October 31, 2012, risks associated with our strategy for meeting 2010 Environmental Protection Agency ("EPA") emissions standards, and significant fourth quarter warranty charges. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets. For additional discussion on risks associated with our strategy for meeting 2010 EPA emissions standards see section Meeting U.S. Federal and State 2010 Emissions Standards Requirements of Note 14, Commitments and Contingencies.
In the second quarter of 2012, our evaluation resulted in the determination that a significant portion of our valuation allowance on our Canadian deferred tax assets could be released. The qualitative and quantitative analysis of current and expected earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our Canadian deferred tax assets. We have begun to realize the benefits of the shift

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

in our Canadian business model from a truck manufacturer to a truck distributor, combined with our existing Parts business, which is expected to continue in the foreseeable future. As a result of our analysis, we recognized an income tax benefit of $189 million from the release of valuation allowances.
We continue to maintain valuation allowances on certain other foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realized based on current forecasted results. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
The total deferred tax asset valuation allowances increased by $2.3 billion in 2012 from $344 million to $2.7 billion. In the event we released all of our valuation allowances all would impact tax expense.
During 2011, we conducted an evaluation and determined that a significant portion of our valuation allowance on our U.S. deferred tax assets could be released and as a result, we recognized an income tax benefit of $1.5 billion and an adjustment to Additional paid in capital of $45 million for the release of the valuation allowances on our U.S. deferred tax assets during the fiscal year. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. We had been able to sustain positive cumulative earnings despite record low industry volumes during 2011 and the previous three years. Industry volumes increased during 2011 and the increase in volume was expected to continue in the foreseeable future. In addition, we successfully diversified our business offerings and customer base to be less dependent on the traditionally cyclical truck industry.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2012 and 2011, the amount of liability for uncertain tax positions was $49 million and $82 million, respectively. The liability at October 31, 2012 of $49 million can be reduced by $10 million for offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments. If the unrecognized tax benefits are recognized, all but $6 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions during the year ended October 31, 2012 are summarized as follows:

(in millions)	2012
Liability for uncertain tax positions at November 1	$82
Increase as a result of positions taken in prior periods	12
Increase as a result of positions taken in the current period	2
Settlements	(46)
Lapse of statute of limitations	(1)
Liability for uncertain tax positions at October 31	$49
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $11 million and an expense of $2 million for the years ended October 31, 2012 and 2011, respectively.
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
Notes to Consolidated Financial Statements—(Continued)

12. Fair Value Measurements
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government and commercial paper with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine fair value.
Derivative Assets and Liabilities—We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active. Measurements based upon these unobservable inputs are classified within Level 3. For more information regarding derivatives, see Note 13, Financial Instruments and Commodity Contracts.
Retained Interests—We held retained interests in receivables sold in off-balance sheet securitization transactions prior to November 1, 2010. We estimated the fair value of those retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests was estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classified these assets within Level 3.
Guarantees—We provide certain guarantees of payments and residual values to specific counterparties. Fair value of these guarantees is based upon internally developed models that utilize current market-based assumptions and historical data. We classify these liabilities within Level 3. For more information regarding guarantees, see Note 14, Commitments and Contingencies.
The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2012:

	As of October 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$420	$—	$—	$420
Other	46	—	—	46
Total assets	$466	$—	$—	$466
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4
Guarantees	—	—	7	7
Total liabilities	$—	$4	$7	$11

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2011:

	As of October 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$283	$—	$—	$283
Other U.S. and non-U.S. government bonds	415	—	—	415
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	1	1
Foreign currency contracts	—	3	—	3
Total assets	$718	$3	$1	$722
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$3	$3	$6
Foreign currency swaps	—	4	—	4
Guarantees	—	—	6	6
Total liabilities	$—	$7	$9	$16
The tables below present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2012			2011
(in millions)	Guarantees	Retained interests	Commodity contracts	Guarantees	Retained interests	Commodity contracts
Balance at November 1	$(6)	$—	$(2)	$—	$53	$2
Total gains (realized/unrealized) included in earnings (A)	—	—	—	—	—	2
Transfers out of Level 3	—	—	2	—	—	—
Issuances	(1)	—	—	(6)	—	—
Settlements	—	—	—	—	(53)	(6)
Balance at October 31	$(7)	$—	$—	$(6)	$—	$(2)
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$(2)
_____________

(A)	For commodity contracts, gains are included in Cost of products sold.
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
(in millions)	2012	2011
Finance receivables (A)	$5	$5
_____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of October 31, 2012, impaired receivables with a carrying amount of $14 million had specific loss reserves of $9 million and a fair value of $5 million. As of October 31, 2011, impaired receivables with a carrying amount of $15 million had specific loss reserves of $10 million and a fair value of $5 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

For the purpose of impairment evaluation during the year ended October 31, 2012, the Company measured the fair values of certain long-lived assets, including intangible assets. No long-lived assets were written down to their fair value during the year ended October 31, 2012. During the year ended October 31, 2011, certain impaired property and equipment with a carrying amount of $64 million were written down to their fair value of $54 million resulting in an impairment charge of $10 million, which was included in Impairment of property and equipment and intangible assets. We utilized the market and cost approach to determine the fair value of these Level 3 assets. During the three months ended July 31, 2011, intangible assets with a carrying amount of $84 million were written down to their fair value of $30 million, resulting in an impairment charge of $54 million, which was included in Impairment of property and equipment and intangible assets. We utilized the income and market approach to determine the fair value of these Level 3 assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. Our Loan Agreement underlying the Tax Exempt Bonds are traded but are illiquid and as a result are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The carrying values and estimated fair values of financial instruments are summarized in the tables below:

	As of October 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$613	$613	$618
Notes receivable	—	—	27	27	27
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2014	—	—	1,047	1,047	991
8.25% Senior Notes, due 2021	899	—	—	899	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	514	—	—	514	520
Debt of majority-owned dealerships	—	—	60	60	60
Financing arrangements	—	—	102	102	136
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	29	29	30
Other	—	—	67	67	67
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	994	994	994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	734	734	763
Commercial paper, at variable rates, due serially through 2013	31	—	—	31	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	79	79	78

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2011
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$954	$954	$958
Notes receivable	—	—	47	47	47
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	1,131	—	—	1,131	967
3.0% Senior Subordinated Convertible Notes, due 2014(A)	633	—	—	633	497
Debt of majority-owned dealerships	—	—	88	88	94
Financing arrangements	—	—	112	112	114
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	39	39	40
Other	—	—	26	26	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	1,695	1,695	1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	—	—	1,091	1,091	1,072
Commercial paper, at variable rates, due serially through 2012	70	—	—	70	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	70	70	70
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

13. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In connection with the sale of our Convertible Notes, we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2012, 2011, and 2010. None of our derivatives qualified for hedge accounting treatment in 2012, 2011, and 2010.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $1 million was provided at October 31, 2012 and no collateral was provided at October 31, 2011. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At October 31, 2012 and October 31, 2011, our exposure to the credit risk of others was zero and $4 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions, interest rates, or credit spreads of counter-parties. There were no such derivative financial instruments outstanding as of October 31, 2012. Notional amounts of derivative financial instruments do not represent exposure to credit risk.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At October 31, 2012 and October 31, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

	As of October 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	2
Total fair value		$—		$5

	As of October 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$3	Other current liabilities	$—
Cross currency swaps	Other current assets	—	Other current liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	6
Total fair value		$4		$10
The location and amount of gain (loss) recognized in income on derivatives are as follows for the years ended October 31:

	Location in Consolidated Statements of Operations	Amount of Loss (Gain) Recognized
(in millions)		2012	2011	2010
Interest rate swaps	Interest expense	$—	$—	$5
Interest rate caps purchased	Interest expense	—	—	3
Interest rate caps sold	Interest expense	—	—	(3)
Cross currency swaps	Other expense (income), net	(1)	8	—
Foreign currency contracts	Other expense (income), net	4	(4)	(8)
Commodity forward contracts	Costs of products sold	8	(14)	(1)
Total loss (gain)		$11	$(10)	$(4)
Foreign Currency Contracts
During 2012 and 2011, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Brazilian reais, South African rand, and Euros. As of October 31, 2012, we had outstanding option collars with notional amounts of €25 million Euros with maturity dates ranging from October 2012 through April 2013. As of October 31, 2011, we had outstanding forward exchange contracts with notional amounts of €54 million Euros and C$6 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Commodity Forward Contracts
During 2012 and 2011, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of October 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $61 million. The commodity forward contracts have maturity dates ranging from October 2012 to December 2013. As of October 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $19 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $41 million, and outstanding natural rubber contracts with aggregate notional values of $14 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
We enter into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. As of October 31, 2012 and October 31, 2011, the notional amount of our outstanding interest-rate contracts was $39 million and $50 million, respectively.
14. Commitments and Contingencies
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.2 billion and $723 million of outstanding finance receivables as of October 31, 2012 and October 31, 2011, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.6 billion and $818 million as of October 31, 2012 and October 31, 2011, respectively.
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
For certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide limited repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We also have issued limited residual value guarantees in connection with various leases primarily financed by our financial services operations. The amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $69 million at October 31, 2012.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2012, we have $34 million of unused credit commitments outstanding under this program.
In addition, as of October 31, 2012, we have entered into various purchase commitments of $65 million and contracts that have cancellation fees of $49 million with various expiration dates through 2018.
In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.
The terms of the Ford/Navistar Settlement Agreement (as defined and described below) of January 9, 2009 require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined. For more information, see 6.0 Liter Diesel Engine Litigation and Kruse vs. Ford, below.
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
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2012. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
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
Notes to Consolidated Financial Statements—(Continued)

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
Retiree Health Care Litigation
In April 2010, the UAW and others ("Plaintiffs") filed a "Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement" (the "Shy Motion") in the U.S. District Court for the Southern District of Ohio (the "Court") relating to a 1993 settlement agreement concerning postretirement healthcare obligations (the “1993 Settlement Agreement”). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the "Part D Change"). Specifically, Plaintiffs claimed that the Part D Change violated the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
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
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal with the Appellate Court concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order. On December 14, 2012, the Appellate Court denied the Company's appeal, affirming the February 2011 and September 2011 Orders.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2012), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Kruse vs. Ford
We have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") filed against Ford regarding a potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminates the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents (U.S. Patent 6,058,904 and U.S. Patent 5,265,562), and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third-party requests based upon substantial new questions of patentability. In July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims in the two remaining Kruse patents, hence ending the second round of re-examination. Both patents expired on July 27, 2012, however Kruse could still sue for any infringement prior to that date.
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
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$36 million at October 31, 2012) and entered judgment against MWM.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of approximately US$5 million at October 31, 2012). The parties submitted their comments to such report in December 2011. The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis de Franco and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, and MWM filed a motion for clarification of certain issues in October 2012.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to re-plead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the Court that it has declined to intervene at this time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order have been entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop the relator and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The relator did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The relator also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter on July 30, 2012. The relator filed a notice of appeal to the Fifth Circuit in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only. Westbrook filed a separate notice of appeal to the Fifth Circuit in

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case.
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
Other
U.S. Securities and Exchange Commission ("SEC") Inquiry
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
Meeting U.S. Federal and State 2010 Emissions Standards Requirements
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and California Air Resources Board ("CARB") on-highway heavy duty diesel (“HDD”) emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics (“OBD”). The regulations requiring OBD began the initial phase-in during 2010 for truck engines and are a part of our product plans.
We attempted to meet these emissions standards using Advanced Exhaust Gas Recirculation (“EGR”) until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with Selective Catalytic Reduction ("SCR") after-treatment systems. Both of these HDD engine strategies have resulted in and will continue to result in potential uncertainties related to our ability to meet these emission standards, and/or a significant increase in the cost of our products, and have several associated risks that we have set forth below. Any of the following risks relating to our HDD engine strategies could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows. Although the following describes those scenarios which we can reasonably anticipate, we can offer no assurances that other outcomes will not occur or that the effects of the scenarios described will not be more severe than we currently anticipate.
In 2012, 2011 and 2010, certain of our HDD engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. In June 2012, the D.C. Circuit Court ruled that the EPA did not follow the required rulemaking processes and issued an order vacating the Interim Final Rule. The Company, as an intervenor in that action, asked for a rehearing, and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Following that decision, some of our competitors filed a lawsuit asking the D.C. Circuit Court to invalidate the emission certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on this matter, and we cannot assure you that the court will rule in our favor.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines on September 5, 2012, and indicated that it was still reviewing comments and data, and thus would not finalize NCPs at that time as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2014. After approval of the Final Rule, the maximum NCP per heavy HDD engine is $3,775 for the remainder of 2012, and is subject to an upward annual adjustment in 2013. The Final Rule has been challenged by some of our competitors in the D.C. Circuit Court. The court has not yet ruled on this matter, and we cannot assure you the court will rule in our favor.
Currently, CARB, and the corresponding agencies of nine other states that have adopted California's emission standards, do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. Under current conditions and at the current pace of HDD engine production, we expect our emission credits for heavy HDD engines may be consumed sometime in the first calendar quarter of 2013. Unless CARB (and the corresponding nine other states) begin allowing NCPs for engine sales, we will not be able to sell trucks with our heavy HDD engines in the 10 CARB States after our credits are consumed until CARB certifies these engines to the 0.20g NOx standard.
In the year ended October 31, 2012, the Engine segment recorded charges totaling $34 million for NCPs for certain engine sales that did not otherwise comply with emissions standards.
In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, we are offering the Cummins 15L as a part of our North American on-highway truck line-up. We began phasing in the Cummins 15L engine in December 2012. We expect to phase in the high volume 13L SCR engines in April 2013. We anticipate phasing in our lower volume 13L SCR engines later in 2013 in stages. We anticipate product gaps in the 10 CARB States for certain of the lower volume 13L EGR engines prior to full introduction of our SCR engines, which we anticipate to be June 2013. The duration of the gaps will be dependent on a number of factors including but not limited to our ability to execute as planned, the availability of emissions credits and product mix.
Although we passed Performance Compliance Audit (“PCA”) testing on our 13L and 15L engines, our 11L engines failed to meet PCA testing requirements. We received a letter from the EPA notifying us of its intent to suspend or void the certificate of conformity for our 11L engines being sold using NCPs (“11L NCP Engines”), based on our failure to timely comply with conditions in the certificate that require PCA testing on these engines. We expect that the EPA will issue a final decision suspending the certification of our 11L NCP Engines and will require us to take corrective action, including recalibrating or reprogramming our 11L NCP Engines, to lower the NOx output. The EPA may also take similar action with regard to our 11L engines sold using emissions credits.
In addition, we expect to achieve OBD certification for model year 2013 light and medium HDD engines in March 2013 for the highest volume of these engines, and as late as June 2013 for lower volume light HDD engines. Beginning in the first calendar quarter of 2013, we anticipate gaps in production of light and medium HDD engines as we work to achieve OBD certification. Our 13L SCR engines must also achieve OBD certification, and these engines face similar risks if they do not achieve OBD certification by their projected April 2013 phase-in.
15. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands. Our Truck segment also produces RVs, including non-motorized towables, under the Monaco family of brands, and concrete mixers under the Continental Mixers brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership. During 2012, we idled our WCC business.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications. In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to OEMs. In Brazil, our Engine segment produces diesel engines, primarily under the MWM brand, as well as under contract manufacturing arrangements, for sale to OEMs in South America. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name. To control cost and technology, our Engine segment has expanded its operations to include Pure Power Technologies ("PPT"), a components company focused on air, fuel, and after-treatment systems to meet more stringent Euro and EPA emissions

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2012, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
In June 2012, the Company announced changes to its organizational structure. In August 2012, the Company announced that Daniel C. Ustian, its Chairman, President and Chief Executive Officer, who was the Company's Chief Operating Decision Maker ("CODM"), informed the Board of Directors of his retirement which was effective immediately and his concurrent resignation from the Board of Directors. While there were no changes to the Company's segment reporting through October 31, 2012, the Company continues to assess the impact, if any, that the change in the CODM and ongoing changes to its organization structure will have on the Company's segment reporting.
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

•	The costs of profit sharing and annual incentive compensation are included in corporate expenses.

•	Interest expense and interest income for the manufacturing operations are reported in corporate expenses.

•
Certain sales to our dealers include interest-free periods that vary in length. The Financial Services segment finances these sales and our Truck segment subsidizes and reimburses the Financial Services segment for those finance charges.

•
Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricing. During 2010, MaxxForce Big-Bore engine program was treated as a joint program with the Truck and Engine segments sharing in certain costs of the program.

•
Beginning in 2011, certain purchases from the Engine segment by the Parts segment, primarily related to PPT, are recorded at market-based pricing. All other intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•
We allocate "access fees" to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, as adjusted for cyclicality.

•
The Financial Services segment provides the manufacturing operations, primarily our Truck and Parts segments, financing services that account for a significant share of its financing revenue. Certain retail sales financed by the Financial Services segment, primarily NFC, require the manufacturing operations, primarily the Truck segment, to share a portion of any credit losses.

•
In 2010 and 2011, as a result of higher costs of borrowings, the Financial Services segment charged the manufacturing operations certain fees and interest rates for its funding services. Effective with the third quarter of 2011, with improvements in its cost of borrowings, the Financial Services segment reduced some of these fees and interest rates through an amendment to the Company's master intercompany agreement. Effective with the fourth quarter of 2011, the Company's master intercompany agreement was again amended to provide for the Financial Services segment to reimburse the manufacturing operations for fees and financing revenue when the Financial Services segment exceeds a minimum interest coverage ratio. As a result of the amendment, in the fourth quarter of 2011 the Financial Services segment reimbursed the manufacturing operations $11 million of financing fees and revenues. Effective with the first quarter of 2012, the Company's master intercompany agreement was again amended to eliminate these intercompany fees.

•
Beginning in 2011, we allocate gains and losses on commodities derivatives to the segment to which the underlying commodities relate. Previously, the impacts of commodities derivatives were not material and were recorded in Corporate.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
Year Ended October 31, 2012
External sales and revenues, net	$9,034	$1,755	$1,991	$168	$—	$12,948
Intersegment sales and revenues	35	1,639	128	91	(1,893)	—
Total sales and revenues, net	$9,069	$3,394	$2,119	$259	$(1,893)	$12,948
Net income (loss) attributable to NIC	$(320)	$(562)	$240	$91	$(2,459)	$(3,010)
Income tax expense	—	—	—	—	(1,780)	(1,780)
Segment profit (loss)	$(320)	$(562)	$240	$91	$(679)	$(1,230)
Depreciation and amortization	$140	$118	$10	$33	$22	$323
Interest expense	—	—	—	88	171	259
Equity in income (loss) of non-consolidated affiliates	(28)	(7)	6	—	—	(29)
Capital expenditures(C)	75	148	21	3	62	309
As of October 31, 2012
Segment assets	$2,118	$1,777	$707	$2,563	$1,937	$9,102

(in millions)	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
Year Ended October 31, 2011
External sales and revenues, net	$9,690	$2,101	$1,967	$200	$—	$13,958
Intersegment sales and revenues	48	1,690	188	91	(2,017)	—
Total sales and revenues, net	$9,738	$3,791	$2,155	$291	$(2,017)	$13,958
Net income attributable to NIC	$336	$84	$287	$129	$887	$1,723
Income tax benefit	—	—	—	—	1,458	1,458
Segment profit (loss)	$336	$84	$287	$129	$(571)	$265
Depreciation and amortization	$151	$120	$9	$28	$20	$328
Interest expense	—	—	—	109	138	247
Equity in income (loss) of non-consolidated affiliates	(73)	(4)	6	—	—	(71)
Capital expenditures(C)	83	172	19	2	153	429
As of October 31, 2011
Segment assets	$2,771	$1,849	$700	$3,580	$3,391	$12,291

Year Ended October 31, 2010
External sales and revenues, net	$8,205	$2,031	$1,690	$219	$—	$12,145
Intersegment sales and revenues	2	955	195	90	(1,242)	—
Total sales and revenues, net	$8,207	$2,986	$1,885	$309	$(1,242)	$12,145
Net income (loss) attributable to NIC	$424	$51	$266	$95	$(613)	$223
Income tax expense	—	—	—	—	(23)	(23)
Segment profit (loss)	$424	$51	$266	$95	$(590)	$246
Depreciation and amortization	$160	$106	$7	$28	$15	$316
Interest expense	—	—	—	113	140	253
Equity in income (loss) of non-consolidated affiliates	(51)	(2)	3	—	—	(50)
Capital expenditures(C)	82	116	8	2	26	234
As of October 31, 2010
Segment assets	$2,457	$1,715	$811	$3,497	$1,250	$9,730
_________________________

(A)	See Note 2, Restructurings and Impairments, for further discussion.

(B)	Total sales and revenues in the Financial Services segment include interest revenues of $254 million, $285 million, and $270 million for 2012, 2011, and 2010, respectively.

(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Sales of vehicles and service parts to the U.S. government were 13%, and 15% of consolidated sales and revenues for the years ended October 31, 2011 and 2010, respectively. No single customer accounted for more than 10% of consolidated sales and revenues for the year ended October 31, 2012. Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments.
Information concerning principal geographic areas for the years ended October 31, 2012, 2011, and 2010 is as follows:

(in millions)	2012	2011	2010
Sales and revenues:
United States	9,075	9,646	8,847
Canada	949	1,071	1,006
Mexico	728	1,002	490
Brazil	1,066	1,190	961
Other	1,130	1,049	841

(in millions)	2012	2011
Long-lived assets:(A)
United States	1,519	1,340
Canada	28	83
Mexico	94	152
Brazil	445	519
Other	25	29
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.
16. Stockholders' Equity (Deficit)
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. Pursuant to the Rights Plan, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles the holder to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable upon payment of the exercise price of $140.00 for common stock of the Company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 15% of the Company's common stock. The rights expire on June 18, 2013.
Preferred and Preference Stocks
NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. In June 2012, the Company filed (i) a Certificate of Elimination to its Restated Certificate of Incorporation, eliminating the series of 110,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, that had been authorized in 2007, but unissued, in connection with a prior stockholder rights plan and (ii) a Certificate of Designation to its Restated Certificate of Incorporation creating a series of 22,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, authorized in connection with the adoption of a new stockholder rights plan in June 2012. The Junior Participating Preferred Stock, Series A authorized in June 2012 shall have the voting and such other rights, powers and preferences as provided for in the Certificate of Designation
NIC has authorized 10 million shares of preference stock with a par value of $1.00 per share.
The UAW holds the Series B Nonconvertible Junior Preference Stock ("Series B") and is currently entitled to elect one member of our Board of Directors. As of October 31, 2012 and 2011, there was one share of Series B Preference stock authorized and outstanding.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of October 31, 2012 and 2011, there were 126.403 and 136.801 shares, respectively, of Series D Convertible Junior Preference Stock ("Series D") issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.
Common Stock
On February 15, 2011, upon recommendation of the Board of Directors, the stockholders voted on and approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 110 million shares to 220 million shares, with a par value of $0.10 per share. There were 79.3 million shares and 70.5 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2012 and 2011, respectively.
October 2012 Issuance of Common Stock
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of the over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. The Company received proceeds from the exercise of the over-allotment, net of underwriting discounts and commissions, of $14 million.
Additional Paid in Capital
In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby the Company sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. See Note 9, Debt, for further discussion.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of October 31:

(in millions)	2012	2011	2010
Defined benefit plans	$(2,302)	$(2,045)	$(1,316)
Foreign currency translation adjustments	(23)	101	120
Accumulated other comprehensive loss	$(2,325)	$(1,944)	$(1,196)
Share Repurchase Programs
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
In October 2011, the Company entered into a variable term accelerated share repurchase ("ASR") agreement with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $100 million. Under the ASR agreement, the Company paid the financial institution $100 million and received an initial delivery of 2,380,952 shares. The value of the delivered shares on the date of purchase was $80 million at $33.60 per share, and was included in Common stock held in treasury in our Consolidated Balance Sheets as of October 31, 2011. The remaining $20 million was included in Additional paid in capital in our Consolidated Balance Sheets as of October 31, 2011.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
As set forth in the Senior Notes indenture, the terms of our Senior Notes include various financial covenants and restrictions including, among others, certain limitations on dividends. The Loan Agreement with regard to the Tax Exempt Bonds contains substantially identical financial covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
17. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation as of October 31:

(in millions, except per share data)	2012	2011	2010
Numerator:
Net income (loss) attributable to Navistar International Corporation available to common stockholders	$(3,010)	$1,723	$223
Denominator:
Weighted average shares outstanding:
Basic	69.1	72.8	71.7
Effect of dilutive securities	—	3.3	1.5
Diluted	69.1	76.1	73.2
Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(43.56)	$23.66	$3.11
Diluted	(43.56)	22.64	3.05
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
For the year ended October 31, 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.5 million, of which 11.3 million shares were related to the warrants and 11.3 million shares were related to the Convertible Notes.
For the year ended October 31, 2011, the aggregate shares not included in the computation of earnings per share, as they would have been anti-dilutive, were 0.9 million. Additionally, the computation of earnings per share for the year ended October 31, 2011 did not include any impact of the forward contract related to the ASR program as it would have been anti-dilutive.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the year ended October 31, 2010, the aggregate shares not included in the computation of earnings per share, as they would have been anti-dilutive, were 11.5 million, of which 11.3 million shares were related to warrants and were anti-dilutive as our average stock price was less than the exercise price on the warrants for the year ended October 31, 2010.
18. Stock-based compensation plans
In February 2004, our shareholders approved the 2004 Performance Incentive Plan ("2004 Plan"), which provides for, among other awards, the granting of stock options, restricted stock, restricted stock units, cash-settled restricted stock units and cash-settled performance shares to employees and non-employee directors and consultants. The awards granted under the 2004 Plan are established by our Board of Directors or a committee thereof at the time of issuance. Options are awarded with an exercise price equal to the fair market value of our common stock on the date of grant and generally vest over a three-year period. The stock options granted prior to December 2009 generally have a ten-year contractual life. Starting with the December 2009 option grants, the Company granted awards with a seven-year contractual life. Restricted stock is common stock that is subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock or cash in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of performance shares, which are based on cash-settled stock units, will be determined by comparing the Company's total shareholder return for a pre-determined period to the Company's percentile ranking when compared to its peer group. Awards of cash-settled restricted stock units and performance shares are classified as liabilities and are remeasured at each reporting date.
The 2004 Plan replaced on a prospective basis, our 1994 Performance Incentive Plan, 1998 Supplemental Stock Plan, and 1998 Non-Employee Director Stock Option Plan (the "Prior Plans") such that all future grants will be granted under the 2004 Plan and any shares that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will become available for grant under the 2004 Plan.
A total of 3,250,000 shares of common stock were originally reserved for awards under the 2004 Plan. In February 2010, an additional 2,500,000 shares were approved by the shareholders, which increased the total shares of common stock reserved for awards under the 2004 Plan to 5,750,000 shares. Shares subject to awards under the 2004 Plan and shares subject to awards under any Prior Plans that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations, or otherwise terminated without a delivery of shares to the participant become available for future awards under the 2004 Plan. As of October 31, 2012, 1,975,576 shares remain available for issuance under the 2004 Plan.
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").
We also granted 500,000 non-qualified stock options to Lewis B. Campbell upon his appointment as Executive Chairman and CEO of the company on August 26, 2012. These stock options were awarded pursuant to NYSE inducement grant rules.
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units ("DSUs"), which vest immediately. There were 30,478 DSUs outstanding as of October 31, 2012. Premium share units ("PSUs") may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest annually, pro rata over three years. There were 104,493 PSUs outstanding as of October 31, 2012. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2004, PSUs and DSUs awarded under this program are issued under the 2004 Plan.
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2012, 35,303 deferred shares were outstanding under the Deferred Fee Plan.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following summarizes stock option activity for the years ended October 31:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	4,500	$39.65	4,911	$33.81	5,917	$33.09
Granted	1,289	31.69	1,069	60.32	599	38.71
Exercised	(71)	27.66	(1,440)	34.87	(1,147)	30.94
Forfeited/expired	(82)	44.66	(40)	47.06	(458)	38.14
Options outstanding, at end of year	5,636	37.89	4,500	39.65	4,911	33.81
Options exercisable, at end of year	3,672	36.96	3,064	36.07	3,767	34.67
The following table summarizes information about stock options outstanding at October 31, 2012:

	Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.22 - $ 31.81	2,059	3.5	$24.53	$—
$ 32.18 - $ 40.92	1,773	4.3	38.13	—
$ 42.48 - $ 69.91	1,804	2.9	52.91	—
The following table summarizes information about stock options exercisable at October 31, 2012:

	Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.22 - $ 31.81	1,558	3.1	$25.02	$—
$ 32.18 - $ 40.92	863	2.7	39.34	—
$ 42.48 - $ 69.91	1,251	2.0	50.20	—
The weighted average grant date fair value of options granted during the years ended October 31, 2012, 2011, and 2010 was $14.73, $24.54, and $17.16, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2012, 2011, and 2010 was $1 million, $38 million, and $20 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.8%	2.0%	2.3%
Dividend yield	—%	—%	—%
Expected volatility	55.6%	45.9%	53.2%
Expected life (in years)	4.8	4.8	4.7
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Restricted stock unit and cash-settled restricted stock unit activity for the year ended October 31, 2012 was as follows:

	Share-Settled Restricted Stock Units		Cash-Settled Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Nonvested at October 31, 2011	162	$35.54	393	$48.80
Granted	50	27.27	285	37.10
Vested	(93)	27.58	(158)	46.18
Forfeited	(1)	33.97	(57)	43.58
Nonvested at October 31, 2012	118	38.28	463	43.20
The aggregate fair value of restricted stock units vested during the years ended October 31, 2012, 2011, and 2010 was $10 million, $20 million, and $9 million, respectively.
During the years ended October 31, 2012 and 2011, we awarded 153,420 and 149,620, respectively, cash-settled performance shares with a weighted average grant date fair value per share of $50.52 and $84.75, respectively. We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that uses expected volatility and risk-free rate assumptions. Expected volatilities of 52.3% and 47.3%, respectively, were used, based on the volatility implied by traded call options in our stock and the historical volatility of our daily stock price. Risk free rates of 0.8% and 2.0%, respectively, were used, based on the rate on zero-coupon government bonds with a term commensurate with the remaining performance period at grant date.
There were no cash-settled performance shares granted during the year ended October 31, 2010. No cash-settled performance shares vested during the years ended October 31, 2012 and 2011.
Total share-based compensation expense for the years ended October 31, 2012, 2011, and 2010 was $19 million, $36 million and $24 million, respectively. As of October 31, 2012, there was $23 million of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 1.7 years.
The Company received cash of $2 million, $40 million, and $30 million during the years ended October 31, 2012, 2011, and 2010, respectively, related to stock awards exercised. The Company used cash of $6 million during 2012 to settle cash-settled restricted stock units. The Company did not realize any tax benefit from stock awards exercised for 2012, 2011, or 2010.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

19. Supplemental cash flow information
The following table provides additional information about the Company's Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011, and 2010:

	For the Years Ended October 31,
	2012	2011	2010
(in millions)
Equity in income of affiliated companies, net of dividends
Equity in loss of non-consolidated affiliates	$29	$71	$50
Dividends from non-consolidated affiliates	7	4	5
Equity in loss of non-consolidated affiliates, net of dividends	$36	$75	$55
Other non-cash operating activities
Loss on sales of affiliates	$3	$—	$8
Gain on increased equity interest in subsidiary	—	(6)	—
Loss on sale of property and equipment	4	2	1
Loss (gain) on sale and impairment of repossessed collateral	—	(1)	9
Loss on sale of finance receivables	—	—	39
Write-off of debt issuance cost	13	—	4
Gain on settlement of financing arrangement	—	(10)	—
Other non-cash operating activities	$20	$(15)	$61
Changes in other assets and liabilities
Other current assets	$1	$(28)	$(39)
Other noncurrent assets	16	(32)	7
Other current liabilities	198	130	(73)
Postretirement benefits liabilities	(79)	9	(40)
Other noncurrent liabilities	292	94	(16)
Other, net	(8)	(9)	1
Changes in other assets and liabilities	$420	$164	$(160)
Cash paid during the year
Interest, net of amounts capitalized	$195	$208	$170
Income taxes, net of refunds	51	9	27
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$58	$—	$12
Transfers from inventories to property and equipment for leases to others	37	9	34

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

20. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2012, 2011, and 2010, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the years ended October 31, 2012, 2011, and 2010, and condensed consolidating statements of cash flows for the years ended October 31, 2012, 2011, and 2010. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our Senior Notes and obligations under our Loan Agreement related to the Tax Exempt Bonds. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the year Ended October 31, 2012
Sales and revenues, net	$—	$7,924	$11,666	$(6,642)	$12,948
Costs of products sold	—	8,188	10,067	(6,585)	11,670
Restructuring charges	—	86	22	—	108
Impairment of property and equipment and intangible assets	—	2	42	—	44
All other operating expenses (income)	(249)	1,297	994	237	2,279
Total costs and expenses	(249)	9,573	11,125	(6,348)	14,101
Equity in income (loss) of affiliates	(3,258)	536	(34)	2,727	(29)
Income (loss) before income taxes	(3,009)	(1,113)	507	2,433	(1,182)
Income tax benefit (expense)	(1)	(1,987)	209	(1)	(1,780)
Net income (loss)	(3,010)	(3,100)	716	2,432	(2,962)
Less: Net income attributable to non-controlling interests	—	—	48	—	48
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the year Ended October 31, 2012
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	(125)	—	(125)	125	(125)
Defined benefit plans (net of tax of $14, $0, $14, $(14), and $14, respectively)	(256)	(225)	(31)	256	(256)
Total other comprehensive income (loss)	(381)	(225)	(156)	381	(381)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(3,391)	$(3,325)	$512	$2,813	$(3,391)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of October 31, 2012
Assets
Cash and cash equivalents	$702	$55	$330	$—	$1,087
Marketable securities	314	—	152	—	466
Restricted cash	24	8	129	—	161
Finance and other receivables, net	5	128	2,859	—	2,992
Inventories	—	691	885	(39)	1,537
Investments in non-consolidated affiliates	(5,616)	6,454	54	(830)	62
Property and equipment, net	—	790	874	(4)	1,660
Goodwill	—	—	280	—	280
Deferred taxes, net	9	11	243	—	263
Other	83	177	335	(1)	594
Total assets	$(4,479)	$8,314	$6,141	$(874)	$9,102
Liabilities and stockholders’ equity (deficit)
Debt	$1,617	$1,162	$1,997	$(5)	$4,771
Postretirement benefits liabilities	—	3,144	367	—	3,511
Amounts due to (from) affiliates	(5,863)	9,522	(3,743)	84	—
Other liabilities	3,072	337	748	(77)	4,080
Total liabilities	(1,174)	14,165	(631)	2	12,362
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	45	—	45
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,310)	(5,851)	6,727	(876)	(3,310)
Total liabilities and stockholders’ equity (deficit)	$(4,479)	$8,314	$6,141	$(874)	$9,102

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2012
Net cash provided by (used in) operations	$350	$(183)	$901	$(458)	$610
Cash flows from investment activities
Net change in restricted cash and cash equivalents	(4)	1	168	—	165
Net sales of marketable securities	115	—	137	—	252
Capital expenditures and purchase of equipment leased to others	—	(213)	(157)	—	(370)
Other investing activities	—	(157)	108	—	(49)
Net cash provided by (used in) investment activities	111	(369)	256	—	(2)
Cash flows from financing activities
Net borrowings (repayments) of debt	171	594	(1,245)	549	69
Other financing activities	(156)	—	115	(91)	(132)
Net cash provided by (used in) financing activities	15	594	(1,130)	458	(63)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Increase in cash and cash equivalents	476	42	30	—	548
Cash and cash equivalents at beginning of the year	226	13	300	—	539
Cash and cash equivalents at end of the year	$702	$55	$330	$—	$1,087

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2011
Sales and revenues, net	$—	$8,319	$13,202	$(7,563)	$13,958
Costs of products sold	—	7,775	10,974	(7,487)	11,262
Restructuring charges	—	33	59	—	92
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses	79	1,263	902	(95)	2,149
Total costs and expenses	79	9,071	11,999	(7,582)	13,567
Equity in income (loss) of affiliates	1,759	462	(37)	(2,255)	(71)
Income (loss) before income taxes	1,680	(290)	1,166	(2,236)	320
Income tax benefit (expense)	43	1,937	(511)	(11)	1,458
Net income	1,723	1,647	655	(2,247)	1,778
Less: Net income attributable to non-controlling interests	—	—	55	—	55
Net income attributable to Navistar International Corporation	$1,723	$1,647	$600	$(2,247)	$1,723

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Year Ended October 31, 2011
Net income attributable to Navistar International Corporation	$1,723	$1,647	$600	$(2,247)	$1,723
Other comprehensive income (loss):
Foreign currency translation adjustment	(19)	—	(11)	11	(19)
Defined benefit plans (net of tax of $430, $421, $9, $(430), and $430, respectively)	(729)	(725)	(4)	729	(729)
Total other comprehensive loss	(748)	(725)	(15)	740	(748)
Total comprehensive income attributable to Navistar International Corporation	$975	$922	$585	$(1,507)	$975

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of October 31, 2011
Assets
Cash and cash equivalents	$226	$13	$300	$—	$539
Marketable securities	429	1	288	—	718
Restricted cash	20	9	298	—	327
Finance and other receivables, net	3	154	4,070	27	4,254
Inventories	—	650	1,113	(49)	1,714
Investments in non-consolidated affiliates	(2,094)	5,818	54	(3,718)	60
Property and equipment, net	—	600	972	(2)	1,570
Goodwill	—	—	319	—	319
Deferred taxes, net	31	1,912	114	—	2,057
Other	168	152	416	(3)	733
Total assets	$(1,217)	$9,309	$7,944	$(3,745)	$12,291
Liabilities and stockholders’ equity (deficit)
Debt	$1,689	$156	$3,242	$(231)	$4,856
Postretirement benefits liabilities	—	2,981	335	—	3,316
Amounts due to (from) affiliates	(5,574)	9,055	(3,595)	114	—
Other liabilities	2,690	(194)	1,717	(122)	4,091
Total liabilities	(1,195)	11,998	1,699	(239)	12,263
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	52	(2)	50
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(27)	(2,689)	6,193	(3,504)	(27)
Total liabilities and stockholders’ equity (deficit)	$(1,217)	$9,309	$7,944	$(3,745)	$12,291

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2011
Net cash provided by (used in) operations	$(44)	$(66)	$556	$434	$880
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	(147)	—	(147)
Net purchases in marketable securities	(55)	—	(77)	—	(132)
Capital expenditures and purchase of equipment leased to others	—	(264)	(236)	—	(500)
Other investing activities	—	(12)	(32)	—	(44)
Net cash used in investment activities	(55)	(276)	(492)	—	(823)
Cash flows from financing activities
Net borrowings (repayments) of debt	91	333	48	(434)	38
Other financing activities	(5)	—	(133)	—	(138)
Net cash provided by (used in) financing activities	86	333	(85)	(434)	(100)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	(13)	(9)	(24)	—	(46)
Cash and cash equivalents at beginning of the year	239	22	324	—	585
Cash and cash equivalents at end of the year	$226	$13	$300	$—	$539

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2010
Sales and revenues, net	$—	$6,751	$11,278	$(5,884)	$12,145
Costs of products sold	(1)	6,303	9,245	(5,806)	9,741
Restructuring benefits	—	(13)	(2)	—	(15)
All other operating expenses (income)	61	1,349	763	(94)	2,079
Total costs and expenses	60	7,639	10,006	(5,900)	11,805
Equity in income (loss) of affiliates	283	895	(17)	(1,211)	(50)
Income (loss) before income taxes	223	7	1,255	(1,195)	290
Income tax benefit (expense)	—	55	(78)	—	(23)
Net income	223	62	1,177	(1,195)	267
Less: Net income attributable to non-controlling interest	—	—	44	—	44
Net income attributable to Navistar International Corporation	$223	$62	$1,133	$(1,195)	$223

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income for the Year Ended October 31, 2010
Net income attributable to Navistar International Corporation	$223	$62	$1,133	$(1,195)	$223
Other comprehensive income (loss):
Foreign currency translation adjustment	22	—	22	(22)	22
Defined benefit plans (net of tax of $0, $0, $0 $0, and $0, respectively)	472	511	(39)	(472)	472
Total other comprehensive income (loss)	494	511	(17)	(494)	494
Total comprehensive income attributable to Navistar International Corporation	$717	$573	$1,116	$(1,689)	$717

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2010
Net cash provided by (used in) operations	$(174)	$(421)	$1,041	$661	$1,107
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	515	—	515
Net purchases in marketable securities	(374)	—	(212)	—	(586)
Capital expenditures and purchase of equipment leased to others	—	(107)	(172)	—	(279)
Other investing activities	(20)	(84)	(13)	33	(84)
Net cash provided by (used in) investment activities	(394)	(191)	118	33	(434)
Cash flows from financing activities
Net borrowings (repayments) of debt	(20)	598	(1,195)	(661)	(1,278)
Other financing activities	35	—	(24)	(33)	(22)
Net cash provided by (used in) financing activities	15	598	(1,219)	(694)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Decrease in cash and cash equivalents	(553)	(14)	(60)	—	(627)
Cash and cash equivalents at beginning of the year	792	36	384	—	1,212
Cash and cash equivalents at end of the year	$239	$22	$324	$—	$585

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

21. Selected quarterly financial data (Unaudited)
Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
(in millions, except for per share data and stock price)	2012	2011	2012	2011
Sales and revenues, net	$3,052	$2,743	$3,298	$3,355
Manufacturing gross margin(A)(B)	310	494	311	597
Net income (loss)(C)	(140)	6	(162)	88
Less: Net income attributable to non-controlling interests	13	12	10	14
Net income (loss) attributable to Navistar International Corporation	(153)	(6)	(172)	74
Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(2.19)	$(0.08)	$(2.50)	$1.01
Diluted	(2.19)	(0.08)	(2.50)	0.93
Market price range-common stock:
High	$45.44	$66.39	$48.18	71.49
Low	33.74	48.32	32.68	58.49

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
(in millions, except for per share data and stock price)	2012	2011(D)	2012	2011(D)
Sales and revenues, net	$3,319	$3,537	$3,279	$4,323
Manufacturing gross margin(A)(B)	401	560	88	845
Net income (loss)(C)	96	1,409	(2,756)	275
Less: Net income attributable to non-controlling interests	12	9	13	20
Net income (loss) attributable to Navistar International Corporation	84	1,400	(2,769)	255
Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$1.22	$19.10	$(40.13)	$3.52
Diluted	1.22	18.24	(40.13)	3.48
Market price range-common stock:
High	$35.25	$70.40	$26.48	$52.36
Low	20.21	50.05	18.17	30.01
_________________________

(A)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.

(B)
We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the fourth quarter of 2012, we recorded adjustments for changes in estimates of $149 million.

The warranty estimation for engines sold in 2012 includes a factor for improvements to the design and manufacturing process that was based on historical experience. In the fourth quarter of 2012, we identified a deviation from historic experience and we recorded an adjustment for a change in estimate to increase the costs accrued for warranty of $28 million for products sold in the first three quarters of 2012.

(C)
In the fourth quarter of 2012, we determined that a significant additional valuation allowance on our U.S. deferred tax assets was required, due in part to our current domestic performance, which include continued fourth quarter deterioration and cumulative losses as of October 31, 2012 which included significant fourth quarter warranty charges. As a result we recognized income tax expense of $2 billion for the increase in the valuation allowance. In the fourth quarter of 2012, we also recognized $233 million of income tax expense related to the reversal of income tax benefits recognized in the first, second, and third quarters of 2012.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the year ended October 31, 2012, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2012.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. Their report appears in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2013 annual meeting of stockholders to be held February 19, 2013 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
The information in the Proxy Statement set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct" is incorporated herein by reference.

Item 11.	Executive Compensation
The information in the Proxy Statement set forth under the caption "Compensation" is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Proxy Statement set forth under the captions "Persons Owning More Than Five Percent of Navistar Common Stock," "Navistar Common Stock Owned by Executive Officers and Directors," and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement under the captions "Related Party Transactions and Approval Policy" and "Director Independence Determinations" is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Independent Registered Public Accounting Firm Fee Information" and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
See Item 8—Financial Statements and Supplementary Data
Financial statement schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (loss) per Share (incorporated by reference from Note 17, Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	120
(12)	Computation of Ratio of Earnings to Fixed Charges	E-51
(21)	Subsidiaries of the Registrant	E-52
(23.1)	Consent of Independent Registered Public Accounting Firm	E-53
(24)	Power of Attorney	E-54
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-55
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-56
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-57
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-58
(99.1)	Additional Financial Information (Unaudited)	E-59
(101.ING)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2012.

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
December 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEWIS B. CAMPBELL	Executive Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2012
Lewis B. Campbell

/s/ ANDREW J. CEDEROTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2012
Andrew J. Cederoth

/s/ RICHARD C. TARAPCHAK	Vice President and Controller (Principal Accounting Officer)	December 19, 2012
Richard Tarapchak

/s/ JOHN D. CORRENTI	Director	December 19, 2012
John D. Correnti

/s/ MICHAEL N. HAMMES	Director	December 19, 2012
Michael N. Hammes

/s/ VINCENT J. INTRIERI	Director	December 19, 2012
Vincent J. Intrieri

/s/ JAMES H. KEYES	Director	December 19, 2012
James H. Keyes

/s/ STANLEY A. MCCHRYSTAL	Director	December 19, 2012
Stanley A. McChrystal

/s/ SAMUEL J. MERKSAMER	Director	December 19, 2012
Samuel J. Merksamer

/s/ JOHN C. POPE	Director	December 19, 2012
John C. Pope

/s/ MARK H. RACHESKY	Director	December 19, 2012
Mark H. Rachesky

/s/ DENNIS D. WILLIAMS	Director	December 19, 2012
Dennis D. Williams