Form 10-Q
period 2013-01-31
NAVISTAR INTERNATIONAL CORP
filed 2013-03-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2013, the number of shares outstanding of the registrant’s common stock was 80,114,834, net of treasury shares.

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

•	our business strategies and long-term goals, and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford Motor Company expected in December 2014;

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our voluntary separation program, involuntary reduction in force, and other actions to reduce discretionary spending;

•	our implementation of a new Return-On-Invested Capital methodology;

•	our realigning our management structure around functional expertise;

•	our changes to our organizational and segment reporting structures expected to be completed in the second quarter of 2013;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations relating to the availability of sufficient funds to meet operating requirements, capital expenditures, equity investments and strategic acquisitions;

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
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2012, which was filed on December 19, 2012, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2013	2012
Sales and revenues
Sales of manufactured products, net	$2,598	$2,965
Finance revenues	39	44
Sales and revenues, net	2,637	3,009
Costs and expenses
Costs of products sold	2,286	2,650
Restructuring charges	2	—
Selling, general and administrative expenses	285	355
Engineering and product development costs	111	135
Interest expense	74	61
Other expense (income), net	(38)	8
Total costs and expenses	2,720	3,209
Equity in loss of non-consolidated affiliates	(1)	(7)
Loss from continuing operations before income taxes	(84)	(207)
Income tax benefit (expense)	(15)	76
Loss from continuing operations	(99)	(131)
Loss from discontinued operations, net of tax	(9)	(9)
Net loss	(108)	(140)
Less: Net income attributable to non-controlling interests	15	13
Net loss attributable to Navistar International Corporation	$(123)	$(153)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(114)	$(144)
Loss from discontinued operations, net of tax	(9)	(9)
Net loss	$(123)	$(153)

Loss per share:
Basic:
Continuing operations	$(1.42)	$(2.06)
Discontinued operations	(0.11)	(0.13)
	$(1.53)	$(2.19)

Diluted:
Continuing operations	$(1.42)	$(2.06)
Discontinued operations	(0.11)	(0.13)
	$(1.53)	$(2.19)

Weighted average shares outstanding:
Basic	80.2	69.9
Diluted	80.2	69.9

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended January 31,
	2013	2012
Net loss attributable to Navistar International Corporation	$(123)	$(153)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(13)
Defined benefit plans (net of tax of $0 and $12, respectively)	38	23
Total other comprehensive income	55	10
Total comprehensive loss attributable to Navistar International Corporation	$(68)	$(143)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions, except per share data)	January 31, 2013	October 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$497	$1,087
Marketable securities	771	466
Trade and other receivables, net	749	749
Finance receivables, net	1,544	1,663
Inventories	1,520	1,537
Deferred taxes, net	74	74
Other current assets	261	261
Total current assets	5,416	5,837
Restricted cash	102	161
Trade and other receivables, net	92	94
Finance receivables, net	450	486
Investments in non-consolidated affiliates	59	62
Property and equipment (net of accumulated depreciation and amortization of $2,295 and $2,228, respectively)	1,643	1,660
Goodwill	282	280
Intangible assets (net of accumulated amortization of $83 and $78, respectively)	167	171
Deferred taxes, net	190	189
Other noncurrent assets	130	162
Total assets	$8,531	$9,102
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$936	$1,205
Accounts payable	1,547	1,686
Other current liabilities	1,416	1,462
Total current liabilities	3,899	4,353
Long-term debt	3,526	3,566
Postretirement benefits liabilities	3,373	3,405
Deferred taxes, net	39	42
Other noncurrent liabilities	1,003	996
Total liabilities	11,840	12,362
Redeemable equity securities	4	5
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 and 86.0 shares issued, respectively; and $0.10 par value per share and 220.0 shares authorized, at both dates)	9	9
Additional paid in capital	2,453	2,440
Accumulated deficit	(3,288)	(3,165)
Accumulated other comprehensive loss	(2,269)	(2,325)
Common stock held in treasury, at cost (6.7 and 6.8 shares, respectively)	(267)	(272)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,359)	(3,310)
Stockholders’ equity attributable to non-controlling interests	46	45
Total stockholders’ deficit	(3,313)	(3,265)
Total liabilities and stockholders’ deficit	$8,531	$9,102

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2013	2012
Cash flows from operating activities
Net loss	$(108)	$(140)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	89	68
Depreciation of equipment leased to others	11	10
Deferred taxes, including change in valuation allowance	(9)	(52)
Amortization of debt issuance costs and discount	16	9
Stock-based compensation	5	12
Provision for doubtful accounts, net of recoveries	1	—
Equity in loss of non-consolidated affiliates, net of dividends	3	7
Write-off of debt issuance cost and discount	—	8
Other non-cash operating activities	—	1
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	58	196
Net cash provided by operating activities	66	119
Cash flows from investing activities
Purchases of marketable securities	(482)	(459)
Sales or maturities of marketable securities	177	738
Net change in restricted cash and cash equivalents	59	172
Capital expenditures	(72)	(103)
Purchase of equipment leased to others	(32)	(25)
Proceeds from sales of property and equipment	3	2
Investments in non-consolidated affiliates	—	(9)
Business acquisitions, net of cash received	—	(3)
Acquisition of intangibles	—	(12)
Net cash provided by (used in) investing activities	(347)	301
Cash flows from financing activities
Proceeds from issuance of securitized debt	—	232
Principal payments on securitized debt	(190)	(522)
Proceeds from issuance of non-securitized debt	25	479
Principal payments on non-securitized debt	(60)	(480)
Net decrease in notes and debt outstanding under revolving credit facilities	(32)	(62)
Principal payments under financing arrangements and capital lease obligations	(47)	(16)
Debt issuance costs	(1)	(15)
Issuance of common stock	14	—
Purchase of treasury stock	—	(70)
Proceeds from exercise of stock options	1	1
Dividends paid by subsidiaries to non-controlling interest	(13)	(22)
Other financing activities	—	(3)
Net cash used in financing activities	(303)	(478)
Effect of exchange rate changes on cash and cash equivalents	(6)	7
Decrease in cash and cash equivalents	(590)	(51)
Cash and cash equivalents at beginning of the period	1,087	539
Cash and cash equivalents at end of the period	$497	$488

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(123)			15	(108)
Total other comprehensive income					55			55
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			3					3
Stock ownership programs			(5)			5		—
Cash dividends paid to non-controlling interest							(13)	(13)
October 2012 issuance of common stock, net of issuance costs and fees			14					14
Other					1		(1)	—
Balance as of January 31, 2013	$3	$9	$2,453	$(3,288)	$(2,269)	$(267)	$46	$(3,313)

Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(153)			13	(140)
Total other comprehensive income					10			10
Stock-based compensation			8					8
Stock ownership programs			(8)			8		—
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(22)	(22)
Other		1						1
Balance as of January 31, 2012	$3	$8	$2,273	$(308)	$(1,934)	$(278)	$41	$(195)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. Our fiscal year ends October 31. We operate in four principal industry segments: Truck, Engine, Parts (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 13, Segment Reporting.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, which include majority-owned dealers ("Dealcors"), and our financial services operations, including VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior periods' amounts to conform to the 2013 presentation.
We prepared the accompanying unaudited consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2012 and should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Variable Interest Entities
We have an interest in several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary because we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and have the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of these VIEs. Assets of these entities are not readily available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $222 million and $246 million and liabilities of $104 million and $109 million as of January 31, 2013 and October 31, 2012, respectively, from BDP and BDT, including $37 million and $26 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion at both January 31, 2013 and October 31, 2012, and liabilities of $776 million and $914 million as of January 31, 2013 and October 31, 2012, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $291 million and $359 million and related liabilities of $106 million and $157 million as of January 31, 2013 and October 31, 2012, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of January 31, 2013, approximately 4,600, or 49%, of our hourly workers and approximately 400, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Product Warranty Liability
Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
(in millions)	2013	2012
Balance at beginning of period	$1,118	$598
Costs accrued and revenues deferred	111	111
Adjustments to pre-existing warranties(A)(B)	40	123
Payments and revenues recognized	(161)	(106)
Balance at end of period	1,108	726
Less: Current portion	559	324
Noncurrent accrued product warranty and deferred warranty revenue	$549	$402
_________________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million or $0.50 per diluted share. In the first quarter of 2012, we recorded adjustments for changes in estimates of $123 million, or $1.76 per diluted share. Net of tax, the first quarter of 2012 adjustments for changes in estimates amounted to $81 million, or $1.16 per diluted share.

(B)
In the first quarter of 2013, we recognized $13 million of charges for adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the quarter, we reached agreement for reimbursement from this supplier for this amount and other costs previously accrued. As a result of this agreement, we recognized a recovery of $27 million within Costs of products sold and recorded a receivable within Other current assets.

The amount of deferred revenue related to extended warranty programs was $377 million and $364 million at January 31, 2013 and October 31, 2012, respectively. Revenue recognized under our extended warranty programs was $29 million and $15 million for the three months ended January 31, 2013 and 2012, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Issued and Recently Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements. In addition, for the three months ended January 31, 2013, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
2. Discontinued Operations
In the first quarter of 2013, the Company completed the idling of the Workhorse Custom Chassis ("WCC") operations. At January 31, 2013, the operating results of the WCC operations, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
Also in the first quarter of 2013, certain operations of the Monaco recreational vehicle ("RV") business ("Monaco") were determined to be held-for-sale. At January 31, 2013, the operating results of these certain operations of Monaco, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
WCC and Monaco were not material to the Company's Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and have not been reclassified in the respective financial statements.
The summarized activity in the Company's Consolidated Statements of Operations for discontinued operations is presented in the following table:

	Three Months Ended January 31,
(in millions)	2013	2012
Sales and revenues, net	$34	$43

Loss before income taxes	$(9)	$(14)
Income tax benefit	—	5
Loss from discontinued operations, net of tax	$(9)	$(9)
We generally use a centralized approach to cash management, financing of our manufacturing operations, and general corporate related functions, and, accordingly, do not allocate debt, interest expense, or corporate overhead to our discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity.
3. Restructurings and Impairments
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
Voluntary separation program and reduction in force
In the fourth quarter of 2012, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and charges related to the elimination of certain executive positions, the Company recognized restructuring charges of $73 million in the fourth quarter of 2012. The restructuring charges consisted of $66 million in personnel costs for employee termination and related benefits and $7 million of charges for pension and other postretirement contractual termination benefits. The Company expects the restructuring charges, excluding other postretirement costs, will be paid throughout the year.
Engineering Integration
In 2011, the Company committed to a plan and finalized the purchase of the property and buildings to consolidate its truck and engine engineering operations, as well as the relocation of our world headquarters. The Company is utilizing proceeds from an October 2010 loan agreement related to tax exempt bonds (the "Tax Exempt Bonds") to finance the relocation of the Company’s world headquarters and engineering center, the expansion of an existing warehouse facility, and the development of certain industrial facilities to assist with the consolidation of certain operations (the "Loan Agreement").
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
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
The Company continues to evaluate opportunities to restructure and rationalize its manufacturing operations in an effort to optimize the cost structure. In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations, including the closure of its Chatham, Ontario heavy truck plant and actions related to WCC and the Monaco recreational vehicle business ("Monaco") (collectively "Custom Products"). In the fourth quarter of 2012, the Company announced its plan to cease operations and close its Garland, Texas truck manufacturing operations (the "Garland Facility") in the first half of 2013. During the three months ended January 31, 2013, the Company's Consolidated statements of operations were restated to reflect the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations.
Garland Facility closure
In the fourth quarter of 2012, the Company committed to cease operations and close its Garland Facility. Beginning in early 2013, the Company began transitioning truck volumes being produced at the Garland Facility to other North America operations that produce similar models. We anticipate charges of $20 million to $40 million in 2013. We expect the restructuring charges relating to employee separation benefits will be paid during 2013.
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers ("CAW"). Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was also driven by economic, industry, and operational conditions that rendered the plant uncompetitive. Ultimate pension and postretirement costs and termination benefits are subject to employee negotiation and acceptance rates. We anticipate charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
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
As a result of the decision in the second quarter of 2012 to idle the WCC business, the WCC asset group was reviewed in the second quarter of 2012 for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Company recognized asset impairment charges of $28 million in Loss from

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

discontinued operations, net of tax. In addition, the Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at January 31, 2013
Employee termination charges	$72	$—	$(27)	$(2)	$43
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	17	1	(2)	1	17
Other	—	1	—	—	1
Restructuring liability	$89	$3	$(30)	$(1)	$61

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at January 31, 2012
Employee termination charges	$31	$1	$(2)	$(2)	$28
Employee relocation costs	—	1	(1)	—	—
Other	8	—	(7)	—	1
Restructuring liability	$39	$2	$(10)	$(2)	$29
4. Finance Receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our financial services operations net of intercompany balances are $2.4 billion and $2.6 billion as of January 31, 2013 and October 31, 2012, respectively. Included in total assets are finance receivables of $2.0 billion and $2.1 billion as of January 31, 2013 and October 31, 2012, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our finance receivables by major classification are as follows:

(in millions)	January 31, 2013	October 31, 2012
Retail portfolio	$911	$1,048
Wholesale portfolio	1,108	1,128
Total finance receivables	2,019	2,176
Less: Allowance for doubtful accounts	25	27
Total finance receivables, net	1,994	2,149
Less: Current portion, net(A)	1,544	1,663
Noncurrent portion, net	$450	$486
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2013 and October 31, 2012, and as a result, the transferred finance receivables are included in our

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into the retail owner trust or the wholesale note owner trust in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.0 billion and $1.1 billion as of January 31, 2013 and October 31, 2012, respectively. Other finance receivables pledged to secure borrowings were $119 million and $164 million as of January 31, 2013 and October 31, 2012, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of significant accounting policies.
Finance Revenues
Finance revenues consist of the following:

	Three Months Ended January 31,
(in millions)	2013	2012
Retail notes and finance leases revenue	$21	$26
Wholesale notes interest	20	23
Operating lease revenue	12	9
Retail and wholesale accounts interest	6	10
Gross finance revenues	59	68
Less: Intercompany revenues	(20)	(24)
Finance revenues	$39	$44
5. Allowance for Doubtful Accounts
Our two portfolio segments, retail and wholesale, each consist of one class of receivable based on: (i) initial measurement attributes of the receivables, and (ii) the assessment and monitoring of risk and performance of the receivables. For more information, see Note 4, Finance Receivables.
The activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables is summarized as follows:

	Three Months Ended January 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries	(1)	2	—	1
Charge-off of accounts(A)	(3)	—	—	(3)
Allowance for doubtful accounts, at end of period	$23	$2	$24	$49

	Three Months Ended January 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries	(2)	1	1	—
Charge-off of accounts(A)	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$28	$3	$16	$47
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for the three months ended January 31, 2013, compared to $1 million for the three months ended January 31, 2012.

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
Information regarding impaired finance receivables is as follows:

	January 31, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$13	$—	$13	$14	$—	$14
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	8	—	8	9	—	9
Finance receivables on non-accrual status	9	—	9	10	—	10
For the impaired finance receivables in the retail portfolio as of January 31, 2013 and 2012, the average balances of those receivables were $14 million and $13 million during the three months ended January 31, 2013 and 2012, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	January 31, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$828	$1,104	$1,932	$965	$1,126	$2,091
30-90 days past due	72	3	75	72	1	73
Over 90 days past due	11	1	12	11	1	12
Total finance receivables	$911	$1,108	$2,019	$1,048	$1,128	$2,176
6. Inventories
The components of Inventories are as follows:

(in millions)	January 31, 2013	October 31, 2012
Finished products	$829	$833
Work in process	146	136
Raw materials	545	568
Total inventories	$1,520	$1,537
7. Debt

(in millions)	January 31, 2013	October 31, 2012
Manufacturing operations:
Senior Secured Term Loan Credit Facility, due 2014, net of unamortized discount of $8 and $9, respectively	$990	$991
8.25% Senior Notes, due 2021, net of unamortized discount of $27 and $28, respectively	873	872
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $44 and $50, respectively	526	520
Debt of majority-owned dealerships	51	60
Financing arrangements and capital lease obligations	93	140
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	28	30
Other	68	67
Total manufacturing operations debt	2,854	2,905
Less: Current portion	125	172
Net long-term manufacturing operations debt	$2,729	$2,733

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	January 31, 2013	October 31, 2012
Financial Services operations:
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$811	$994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	726	763
Commercial paper, at variable rates, matured in 2013	—	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	71	78
Total financial services operations debt	1,608	1,866
Less: Current portion	811	1,033
Net long-term financial services operations debt	$797	$833
Financial Services Operations
On February 14, 2013, NFC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million.
In December 2012, our Mexican financial services operation settled all of its commercial paper. The commercial paper program expired in February 2013.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2013 and 2012, we contributed $27 million and $29 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $139 million to our pension plans during the remainder of 2013.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). That 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2013 and 2012, as well as anticipated contributions for the remainder of 2013, are not material.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, no amounts were collected and deposited into the Base Trust in the three months ended January 31, 2013, compared to $3 million collected and deposited into the Base Trust in the three months ended January 31, 2012.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2013	2012	2013	2012
Service cost for benefits earned during the period	$5	$4	$2	$1
Interest on obligation	36	43	15	21
Amortization of cumulative loss	32	28	7	9
Amortization of prior service benefit	—	—	(1)	(1)
Contractual termination benefits	—	—	—	(2)
Expected return on assets	(47)	(48)	(8)	(9)
Net postretirement benefits expense	$26	$27	$15	$19
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $10 million in the three months ended January 31, 2013 and 2012, respectively.
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
The Company's contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met ("Profit Sharing Cessation"). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Supplemental Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Supplemental Trust as necessary to make up for investment and/or actuarial losses. We have recorded no profit sharing accruals based on our estimate of 2013 results.
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. U.S. results in 2013, as well as certain foreign results in both 2013 and 2012, are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
We evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on our U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2013, the amount of liability for uncertain tax positions was $86 million. If the unrecognized tax benefits are recognized, $80 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three months ended January 31, 2013, the total interest and penalties related to our uncertain tax positions were $4 million. For the three months ended January 31, 2012, the interest and penalties related to our uncertain tax positions were $12 million, reflecting the ongoing resolution of audits in various jurisdictions.
We have open tax years back to 2001 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—We classify highly liquid investments, with an original maturity of 90 days or less, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government securities and commercial paper with a maturity of greater than 90 days from the date of purchase. We use quoted prices from active markets to determine fair value.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the financial instruments measured at fair value on a recurring basis:

	January 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$719	$—	$—	$719
Other	52	—	—	52
Derivative financial instruments:
Foreign currency contracts	—	2	—	2
Total assets	$771	$2	$—	$773
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$3	$—	$3
Foreign currency contracts	—	1	—	1
Guarantees	—	—	7	7
Total liabilities	$—	$4	$7	$11

	October 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$420	$—	$—	$420
Other	46	—	—	46
Total assets	$466	$—	$—	$466
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4
Guarantees	—	—	7	7
Total liabilities	$—	$4	$7	$11
The following tables present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(7)	$—	$(6)	$(2)
Total losses (realized/unrealized) included in earnings (A)	—	—	—	(1)
Transfers out of Level 3	—	—	—	2
Issuances	—	—	(1)	—
Settlements	—	—	—	1
Balance at January 31	$(7)	$—	$(7)	$—
Total losses (realized/unrealized) included in earnings	$—	$—	$—	$—
_____________

(A)	For commodity contracts, losses are included in Cost of products sold.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents these financial instruments measured at fair value on a nonrecurring basis:

	Level 2
(in millions)	January 31, 2013	October 31, 2012
Finance receivables (A)	$5	$5
_____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2013, impaired receivables with a carrying amount of $13 million had specific loss reserves of $8 million and a fair value of $5 million. As of October 31, 2012, impaired receivables with a carrying amount of $14 million had specific loss reserves of $9 million and a fair value of $5 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. Our Loan Agreement underlying the Tax Exempt Bonds is traded, but is illiquid, and as a result, is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The carrying values and estimated fair values of financial instruments are summarized in the tables below:

	January 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$526	$526	$534
Notes receivable	—	—	21	21	22
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2014	—	—	1,074	1,074	990
8.25% Senior Notes, due 2021	897	—	—	897	873
3.0% Senior Subordinated Convertible Notes, due 2014(A)	560	—	—	560	526
Debt of majority-owned dealerships	—	—	51	51	51
Financing arrangements	—	—	57	57	89
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	249	—	249	225
Promissory Note	—	—	27	27	28
Other	—	—	67	67	68
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	816	816	811
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	705	705	726
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	71	71	71

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	October 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$613	$613	$618
Notes receivable	—	—	27	27	27
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2014	—	—	1,047	1,047	991
8.25% Senior Notes, due 2021	899	—	—	899	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	514	—	—	514	520
Debt of majority-owned dealerships	—	—	60	60	60
Financing arrangements	—	—	102	102	136
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	29	29	30
Other	—	—	67	67	67
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	994	994	994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	734	734	763
Commercial paper, at variable rates, matured in 2013	31	—	—	31	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	79	79	78
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

11. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In connection with the sale of our 3.0% Senior Subordinated Convertible Notes due 2014 (the "Convertible Notes"), we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2013 and 2012. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2013 or 2012.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at January 31, 2013 and $1 million was provided as collateral at October 31, 2012. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At January 31, 2013 and October 31, 2012, our exposure to the credit risk of others was $2 million and zero, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our financial services operations may use interest rate swaps or interest rate caps from time to time to manage exposure to fluctuations in interest rates by limiting the amount of fixed rate finance receivables that are funded with variable rate debt. The Mexican financial services operation uses cross currency swaps to limit exposure to fluctuations in the value of the peso, as required under Mexican bank credit facilities.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

	January 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Foreign currency contracts	Other current assets	2	Other current liabilities	1
Total fair value		$2		$4

	October 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	2
Total fair value		$—		$5
The location and amount of loss (gain) recognized in income on derivatives are as follows:

	Location in Consolidated Statements of Operations	Three Months Ended January 31,
(in millions)		2013	2012
Cross currency swaps	Other expense (income), net	$—	$1
Foreign currency contracts	Other expense (income), net	1	(4)
Commodity forward contracts	Costs of products sold	—	(1)
Total loss (gain)		$1	$(4)
Foreign Currency Contracts
During 2013 and 2012, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Brazilian reais, South African rand and Euros. As of January 31, 2013, we had outstanding option collars with notional amounts of €14 million Euros with maturity dates ranging from January 2013 through April 2013, outstanding forward exchange contracts with notional amounts of C$50 million Canadian dollars and option contracts with notional amounts of C$50 million Canadian dollars with maturities at October 31, 2013. We also had outstanding option collars with notional amounts of R$51 million and R$58 million Brazilian reais with maturities at October 31, 2013. As of October 31, 2012, we had outstanding option collars with notional amounts of €25 million Euros. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.
Commodity Forward Contracts
During 2013 and 2012, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of January 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $38 million. The commodity forward contracts have maturity dates ranging from January 2013 to December 2013. As of October 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $61 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, including interest-rate swaps, interest rate caps, and cross currency swaps. Interest-rate swaps involve the exchange of floating rate for fixed rate interest payments based on the contractual notional amounts in a single currency. As of January 31, 2013 and October 31, 2012, there were no interest rate swaps or caps outstanding. Cross currency swaps involve the exchange of notional amounts and interest payments in different currencies. As of January 31, 2013 and October 31, 2012, the notional amount of our outstanding cross currency swaps was $10 million and $39 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings.
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.3 billion and $1.2 billion of outstanding finance receivables as of January 31, 2013 and October 31, 2012, respectively, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.7 billion and $1.6 billion as of January 31, 2013 and October 31, 2012, respectively.
Based on our historic experience of losses on similar finance receivables and GE’s first loss position, we do not believe our share of losses related to balances currently outstanding will be material. Historically, our losses, representing the entire loss amount, on similar finance receivables, measured as a percentage of the average balance of the related finance receivable, ranged from 0.3% to 2.1%. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will continue to decline as our retail portfolio pays down.
For certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide limited repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We also have issued limited residual value guarantees in connection with various leases primarily financed by our financial services operations. The amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $63 million at January 31, 2013.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At January 31, 2013, we have $37 million of unused credit commitments outstanding under this program.
In addition, as of January 31, 2013, we have entered into various purchase commitments of $69 million and contracts that have cancellation fees of $47 million with various expiration dates through 2019.

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
The terms of the Ford/Navistar Settlement Agreement of January 9, 2009 (as defined and described below) require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined. For more information, see Kruse vs. Ford, below.
Environmental Liabilities
We have been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the "Superfund" law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share of the probable costs, if any, and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than upon completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.
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
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2013. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
Along with other vehicle manufacturers, we have been subject to an increased number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims, we are generally not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial condition, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.
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
Retiree Health Care Litigation
In April 2010, the UAW and others ("Plaintiffs") filed a "Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement" (the "Shy Motion") in the U.S. District Court for the Southern District of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Ohio (the "Court") relating to a 1993 settlement agreement concerning postretirement healthcare obligations (the "1993 Settlement Agreement"). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the "Part D Change"). Specifically, Plaintiffs claimed that the Part D Change violated the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-age 65 retirees ("Plan 2 Retirees") supplemental to the coverage provided by Medicare. Plan 2 retirees paid the premiums for Medicare Part D drug coverage under the Part D Change.
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
In September 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. In October 2011, the Company filed a notice of appeal with the Appellate Court concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order, and in December 2012, the Appellate Court denied the Company's appeal, affirming the February 2011 and September 2011 Orders.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at January 31, 2013), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Kruse vs. Ford
We have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") filed against Ford regarding a potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminates the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents (U.S. Patent 6,058,904 and U.S. Patent 5,265,562), and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third-party requests based upon substantial new questions of patentability. In July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims in the two remaining Kruse patents, hence ending the second round of re-examination. Both patents expired on July 27, 2012. However, Kruse could still sue for any infringement prior to that date.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of International Indústria de Motores da América do Sul Ltda. ("IIAA"), our Brazilian engine manufacturing subsidiary formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the expert’s calculation as of May 2010 in the amount of R$74 million and entered judgment against MWM.
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million (the equivalent of approximately US$11 million at January 31, 2013). The parties submitted comments to the complementary report in January 2013 and the Court of Appeals is now reviewing the expert’s complementary report and the parties' comments to that report.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis Franco de Toledo and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, to which MWM and Wyeth filed motions for clarification of certain issues, and in December 2012, the Sao Paulo court rejected both motions.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty (the "Deloitte Case"). The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to re-plead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement. As a result of this settlement, in the three months ended January 31, 2013, the Company received cash proceeds of $35 million, which was recorded as a gain to Other expense (income), net, in the Company's Consolidated Statements of Operations.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the Court that it has declined to intervene at this time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order have been entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop the relator and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The relator did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The relator also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter in July 2012. The relator filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only. Westbrook filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's Motion to Dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met EPA's 2010 emissions standards. Navistar, Inc. previously provided information to EPA showing that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court.
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
Meeting U.S. Federal and State 2010 Emissions Standards Requirements
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and California Air Resources Board ("CARB") on-highway heavy duty diesel ("HDD") emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics ("OBD"). The regulations requiring OBD began the initial phase-in during 2010 for truck engines and are a part of our product plans.
We attempted to meet these emissions standards using Advanced Exhaust Gas Recirculation ("EGR") until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with Selective Catalytic Reduction ("SCR") after-treatment systems. Both of these HDD engine strategies have resulted in and will continue to result in potential uncertainties related to our ability to meet these emission standards, and/or a significant increase in the cost of our products, and have several associated risks that we have set forth below. Any of the following risks relating to our HDD engine strategies could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows. Although the following describes those scenarios which we can reasonably anticipate, we can offer no assurances that other outcomes will not occur or that the effects of the scenarios described will not be more severe than we currently anticipate.
Since 2010, certain of our HDD engine families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. In June 2012, the D.C. Circuit Court ruled that the EPA did not follow the required rulemaking processes and issued an order vacating the Interim Final Rule. The Company, as an intervenor in that action, asked for a rehearing, and in August 2012, the D.C. Circuit Court denied that request. The Court's ruling became final on August 24, 2012. Following that decision, some of our competitors filed a lawsuit asking the D.C. Circuit Court to invalidate the emission certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on this matter, and we cannot assure you that the court will rule in our favor.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines on September 5, 2012, and indicated that it was still reviewing comments and data, and thus would not finalize NCPs at that time as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2014. After approval of the Final Rule, the maximum NCP per heavy HDD engine was $3,775 for the remainder of 2012, and is subject to an upward annual adjustment in 2013, which has yet to be finalized. The Final Rule has been challenged by some of our competitors in the D.C. Circuit Court. The court has not yet ruled on this matter, and we cannot assure you the court will rule in our favor.
Currently, CARB, and the corresponding agencies of nine other states that have adopted California's emission standards, do not allow engine certification using NCPs. Therefore, we were selling engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. In February 2013, our remaining emission credits for heavy HDD engines were consumed or allocated to received orders. Production utilizing those credits is scheduled throughout the remainder of calendar year 2013. We will not be able to sell any additional trucks with our heavy HDD 13L engines using NOx emission credits in the 10 CARB States until CARB certifies our SCR engines to the 0.20g NOx standard.
In the three months ended January 31, 2013, the Engine segment recorded charges totaling $10 million for NCPs for certain engine sales that did not otherwise comply with emissions standards.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, we are offering the Cummins 15L as a part of our North American on-highway truck line-up. We phased in the Cummins 15L engine in December 2012. We expect to phase in the high volume 13L SCR engines in April 2013. We anticipate phasing in our lower volume 13L SCR engines later in 2013 in stages. We anticipate product gaps in the 10 CARB States for certain of the lower volume 13L EGR engines prior to full introduction of our SCR engines, which we anticipate to be June 2013. The duration of the gaps will be dependent on a number of factors including but not limited to our ability to execute as planned, the availability of emissions credits and product mix.
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
13. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands. Our Truck segment also produces concrete mixers under the Continental Mixers brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications. In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to OEMs. In Brazil, our Engine segment produces diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name. To control cost and technology, our Engine segment has expanded its operations to include Pure Power Technologies ("PPT"), a components company focused on air, fuel, and after-treatment systems to meet more stringent Euro and EPA emissions standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At January 31, 2013, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
Potential Future Changes to Reporting Segments
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using a ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations.
Additionally, we are also realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs. In the near future, we expect to complete changes to our organizational and reporting structures that will reflect how our Chief Operating Decision Maker ("CODM") will begin to assess the performance of our operating segments and make decisions about resource allocations.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Operating results for interim reporting periods are not necessarily indicative of annual operating results and exclude amounts from discontinued operations.
In the first quarter of 2013, the Company's previously issued Consolidated Statements of Operations were restated to reflect the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations. The following tables have been restated to reflect this change.

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2013
External sales and revenues, net	$1,656	$412	$530	$39	$—	$2,637
Intersegment sales and revenues	22	328	22	20	(392)	—
Total sales and revenues, net	$1,678	$740	$552	$59	$(392)	$2,637

Income (loss) from continuing operations attributable to NIC, net of tax	$(58)	$(27)	$86	$22	$(137)	$(114)
Income tax expense	—	—	—	—	(15)	(15)
Segment profit (loss)	$(58)	$(27)	$86	$22	$(122)	$(99)

Depreciation and amortization(B)	$42	$39	$3	$9	$7	$100
Interest expense	—	—	—	18	56	74
Equity in income (loss) of non-consolidated affiliates	—	(2)	1	—	—	(1)
Capital expenditures(B)(C)	15	53	1	—	3	72

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2012
External sales and revenues, net	$2,111	$420	$434	$44	$—	$3,009
Intersegment sales and revenues	11	439	35	24	(509)	—
Total sales and revenues, net	$2,122	$859	$469	$68	$(509)	$3,009

Income (loss) from continuing operations attributable to NIC, net of tax	$(27)	$(120)	$50	$27	$(74)	$(144)
Income tax benefit	—	—	—	—	76	76
Segment profit (loss)	$(27)	$(120)	$50	$27	$(150)	$(220)

Depreciation and amortization(B)	$34	$29	$2	$8	$5	$78
Interest expense	—	—	—	25	36	61
Equity in income (loss) of non-consolidated affiliates	(9)	1	1	—	—	(7)
Capital expenditures(B)(C)	16	40	7	1	39	103

(in millions)	Truck(B)	Engine	Parts	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2013	$1,979	$1,767	$715	$2,406	$1,664	$8,531
October 31, 2012	2,118	1,777	707	2,563	1,937	$9,102
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $58 million and $67 million for the three months ended January 31, 2013 and 2012, respectively.

(B)	Includes amounts related to discontinued operations. For more information, see Note 2, Discontinued Operations.

(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

14. Stockholders' Deficit
October 2012 Issuance of Common Stock
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of an over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. The Company received proceeds from the exercise of the over-allotment, net of underwriting discounts and commissions, of $14 million in the three months ended January 31, 2013.
Share Repurchase Programs
In September 2011, a special committee of our Board of Directors authorized a share repurchase program for up to $175 million worth of the Company's common stock in the open market or in any private transaction.
In October 2011, the Company entered into a variable term accelerated share repurchase ("ASR") agreement with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $100 million. Under the ASR agreement, the Company paid the financial institution $100 million and received an initial delivery of 2,380,952 shares. The value of the delivered shares on the date of purchase was $80 million at $33.60 per share, and was included in Common stock held in treasury in our Consolidated Balance Sheets. The remaining $20 million was included in Additional paid in capital in our Consolidated Balance Sheets as of October 31, 2011.
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
15. Loss Per Share Attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted loss per share for both continuing operations and net loss attributable to Navistar International Corporation, which include the results for discontinued operations:

	Three Months Ended January 31,
	Loss from Continuing Operations		Net loss
(in millions, except per share data)	2013	2012	2013	2012
Numerator:
Amounts attributable to Navistar International Corporation available to common stockholders	$(114)	$(144)	$(123)	$(153)
Denominator:
Weighted average shares outstanding:
Basic	80.2	69.9	80.2	69.9
Effect of dilutive securities	—	—	—	—
Diluted	80.2	69.9	80.2	69.9
Per share amount attributable to Navistar International Corporation:
Basic	$(1.42)	$(2.06)	$(1.53)	$(2.19)
Diluted	(1.42)	(2.06)	(1.53)	(2.19)
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
For the three months ended January 31, 2013 and 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.0 million, of which 11.3 million shares were related to the warrants and 11.3 million shares were related to the Convertible Notes.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of January 31, 2013 and October 31, 2012, and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss), and condensed consolidating statements of cash flows, all for the three months ended January 31, 2013 and 2012. In the first quarter of 2013, the condensed consolidating statements of operations were restated to reflect the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our Senior Notes and obligations under our Loan Agreement related to the Tax Exempt Bonds. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended January 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,609	$2,258	$(1,230)	$2,637
Costs of products sold	—	1,595	1,909	(1,218)	2,286
Restructuring charges	—	—	2	—	2
All other operating expenses (income)	21	231	192	(12)	432
Total costs and expenses	21	1,826	2,103	(1,230)	2,720
Equity in income (loss) of affiliates	(102)	54	(2)	49	(1)
Income (loss) before income taxes	(123)	(163)	153	49	(84)
Income tax expense	—	(11)	(4)	—	(15)
Earnings (loss) from continuing operations	(123)	(174)	149	49	(99)
Loss from discontinued operations, net of tax	—	—	(9)	—	(9)
Net income (loss)	(123)	(174)	140	49	(108)
Less: Net income attributable to non-controlling interests	—	—	15	—	15
Net income (loss) attributable to Navistar International Corporation	$(123)	$(174)	$125	$49	$(123)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(123)	$(174)	$125	$49	$(123)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	—	17	(17)	17
Defined benefit plans (net of no tax for all entities)	38	35	3	(38)	38
Total other comprehensive income (loss)	55	35	20	(55)	55
Total comprehensive income (loss) attributable to Navistar International Corporation	$(68)	$(139)	$145	$(6)	$(68)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$154	$50	$293	$—	$497
Marketable securities	556	—	215	—	771
Restricted cash	24	9	69	—	102
Finance and other receivables, net	8	180	2,665	(18)	2,835
Inventories	—	688	864	(32)	1,520
Investments in non-consolidated affiliates	(5,662)	6,505	52	(836)	59
Property and equipment, net	—	786	861	(4)	1,643
Goodwill	—	66	216	—	282
Deferred taxes, net	9	11	244	—	264
Other	61	179	321	(3)	558
Total assets	$(4,850)	$8,474	$5,800	$(893)	$8,531
Liabilities and stockholders’ equity (deficit)
Debt	$1,624	$1,111	$1,734	$(7)	$4,462
Postretirement benefits liabilities	—	3,110	359	—	3,469
Amounts due to (from) affiliates	(6,181)	9,959	(3,848)	70	—
Other liabilities	3,062	285	637	(75)	3,909
Total liabilities	(1,495)	14,465	(1,118)	(12)	11,840
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interests	—	—	46	—	46
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,359)	(5,991)	6,872	(881)	(3,359)
Total liabilities and stockholders’ equity (deficit)	$(4,850)	$8,474	$5,800	$(893)	$8,531

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended January 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(342)	$(531)	$297	$642	$66
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	(1)	60	—	59
Net purchases of marketable securities	(242)	—	(63)	—	(305)
Capital expenditures and purchase of equipment leased to others	—	(62)	(42)	—	(104)
Other investing activities	—	—	3	—	3
Net cash used in investment activities	(242)	(63)	(42)	—	(347)
Cash flows from financing activities
Net borrowings (repayments) of debt	21	589	(273)	(642)	(305)
Other financing activities	15	—	(13)	—	2
Net cash provided by (used in) financing activities	36	589	(286)	(642)	(303)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Decrease in cash and cash equivalents	(548)	(5)	(37)	—	(590)
Cash and cash equivalents at beginning of the period	702	55	330	—	1,087
Cash and cash equivalents at end of the period	$154	$50	$293	$—	$497

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended January 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,962	$2,781	$(1,734)	$3,009
Costs of products sold	—	1,994	2,376	(1,720)	2,650
All other operating expenses (income)	26	335	225	(27)	559
Total costs and expenses	26	2,329	2,601	(1,747)	3,209
Equity in income (loss) of affiliates	(200)	96	(8)	105	(7)
Income (loss) before income taxes	(226)	(271)	172	118	(207)
Income tax benefit (expense)	73	76	(39)	(34)	76
Earnings (loss) from continuing operations	(153)	(195)	133	84	(131)
Loss from discontinued operations, net of tax	—	—	(9)	—	(9)
Net income (loss)	(153)	(195)	124	84	(140)
Less: Net income attributable to non-controlling interests	—	—	13	—	13
Net income (loss) attributable to Navistar International Corporation	$(153)	$(195)	$111	$84	$(153)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended January 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(153)	$(195)	$111	$84	$(153)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	—	(13)	13	(13)
Defined benefit plans (net of tax of $12, $11, $1, $(12), and $12, respectively)	23	20	3	(23)	23
Total other comprehensive income (loss)	10	20	(10)	(10)	10
Total comprehensive income (loss) attributable to Navistar International Corporation	$(143)	$(175)	$101	$74	$(143)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	702	55	330	—	1,087
Marketable securities	314	—	152	—	466
Restricted cash	24	8	129	—	161
Finance and other receivables, net	5	128	2,859	—	2,992
Inventories	—	691	885	(39)	1,537
Investments in non-consolidated affiliates	(5,616)	6,454	54	(830)	62
Property and equipment, net	—	790	874	(4)	1,660
Goodwill	—	—	280	—	280
Deferred taxes, net	9	11	243	—	263
Other	83	177	335	(1)	594
Total assets	$(4,479)	$8,314	$6,141	$(874)	$9,102
Liabilities and stockholders’ equity (deficit)
Debt	$1,617	$1,162	$1,997	$(5)	$4,771
Postretirement benefits liabilities	—	3,144	367	—	3,511
Amounts due to (from) affiliates	(5,863)	9,522	(3,743)	84	—
Other liabilities	3,072	337	748	(77)	4,080
Total liabilities	(1,174)	14,165	(631)	2	12,362
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	45	—	45
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,310)	(5,851)	6,727	(876)	(3,310)
Total liabilities and stockholders’ equity (deficit)	$(4,479)	$8,314	$6,141	$(874)	$9,102

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended January 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(269)	$(68)	$160	$296	$119
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	172	—	172
Net purchases in marketable securities	248	—	31	—	279
Capital expenditures and purchase of equipment leased to others	—	(74)	(54)	—	(128)
Other investing activities	—	(104)	82	—	(22)
Net cash provided by (used in) investment activities	248	(178)	231	—	301
Cash flows from financing activities
Net borrowings (repayments) of debt	(77)	285	(387)	(205)	(384)
Other financing activities	23	—	(26)	(91)	(94)
Net cash provided by (used in) financing activities	(54)	285	(413)	(296)	(478)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	(75)	39	(15)	—	(51)
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$151	$52	$285	$—	$488

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2012. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2012 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Summary
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using a ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. Additionally, we are realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs.
We experienced significant strategic and operational challenges in 2012, but have taken actions that we believe will improve our performance in 2013 and going forward. We continue to evaluate additional opportunities to enhance value. We announced changes to our engine strategy, signed supply agreements with Cummins Inc. ("Cummins"), and reinforced our cash position during this transition period. We are making steady progress in our six guiding principles of quality, cost, sense of urgency, great products, customer satisfaction, and people. The entire organization remains aligned to address three major priorities in 2013: significantly improving the quality of our products, meeting every one of our critical truck and engine launch dates, and delivering on our operating plan while maximizing our cash flows.
In fiscal 2013, we met our first major engine strategy milestone with the December launch of certain class 8 truck models featuring the Cummins ISX15 engine (the "Cummins 15L") with the Cummins SCR after-treatment system. We ended the quarter with a strong cash position. Quarter-over-quarter, we have improved operating costs, reflecting the realization of cost-reduction and project rationalization initiatives. In February, the Company announced the sale of its stake in Mahindra Navistar Automotives Ltd and Mahindra Navistar Engines Private Ltd to Mahindra & Mahindra Ltd. We maintain our April target to launch our MaxxForce 13L engines with the Cummins SCR after-treatment system.
First Quarter 2013 Results Summary
Our consolidated net sales and revenues decrease of 12% reflects lower net sales in our Truck and Engine segments, partially offset by higher sales in our Parts segment. The Truck segment sales decreased by 21%, primarily due to decreased volumes in our "traditional" market and lower military sales. The Engine segment sales decreased by 14%, primarily due to lower intercompany sales in the U.S. and lower sales in South America. The Parts segment sales increased by 18%, primarily due to higher military sales.
The loss from continuing operations before income taxes improved by $123 million, which is reflective of lower expenses related to warranty, particularly a reduction in the charges for adjustments to pre-existing warranties, partially offset by the 12% decline in net sales and revenues. We reduced SG&A expenses by 20% and Engineering and product development costs by 18%, reflecting the realization of savings from our 2012 cost-reduction initiatives and project rationalization of certain engineering programs and other savings, respectively. Additionally, we recorded a gain of $35 million from a legal settlement.
In the first quarter of 2013, we recognized income tax expense of $15 million, compared to an income tax benefit of $76 million in the first quarter of 2012. With the increase in our U.S. deferred tax valuation allowance in the fourth quarter of 2012, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate in the first quarter of 2013, limiting the U.S. tax to certain current state income taxes, federal refundable credits, and other discrete items.
After income taxes, the Company incurred a loss from continuing operations attributable to Navistar International Corporation of $114 million, or $1.42 per diluted share in the first quarter of 2013, compared to a loss of $144 million, or $2.06 per diluted share in 2012. In the first quarter of 2013, the weighted average shares outstanding used to calculate the per share amounts increased by 10.3 million shares due to the October 2012 issuance of our common stock.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Three months ended January 31, 2013 as compared to three months ended January 31, 2012

	Three Months Ended January 31,			% Change
(in millions, except per share data and % change)	2013	2012	Change
Sales and revenues, net	$2,637	$3,009	$(372)	(12)
Costs of products sold	2,286	2,650	(364)	(14)
Restructuring charges	2	—	2	N.M.
Selling, general and administrative expenses	285	355	(70)	(20)
Engineering and product development costs	111	135	(24)	(18)
Interest expense	74	61	13	21
Other expense (income), net	(38)	8	(46)	N.M.
Total costs and expenses	2,720	3,209	(489)	(15)
Equity in loss of non-consolidated affiliates	(1)	(7)	6	(86)
Loss from continuing operations before income taxes	(84)	(207)	123	(59)
Income tax benefit (expense)	(15)	76	(91)	N.M.
Loss from continuing operations	(99)	(131)	32	(24)
Less: Net income attributable to non-controlling interests	15	13	2	15
Loss from continuing operations(A)	(114)	(144)	30	(21)
Loss from discontinued operations, net of tax	(9)	(9)	—	—
Net loss(A)	$(123)	$(153)	$30	(20)

Diluted loss per share:(A)
Continuing operations	$(1.42)	$(2.06)	$0.64	(31)
Discontinued operations	(0.11)	(0.13)	0.02	(15)
	$(1.53)	$(2.19)	$0.66	(30)
Diluted weighted average shares outstanding	80.2	69.9	10.3	15
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region, based on the location of the end customer. Sales and revenues, net by geographic region are as follows:

(in millions, except % change)	Total				U.S. and Canada				Rest of World ("ROW")
	Three Months Ended January 31,			% Change	Three Months Ended January 31,			% Change	Three Months Ended January 31,			% Change
	2013	2012	Change		2013	2012	Change		2013	2012	Change
Truck	$1,678	$2,122	$(444)	(21)	$1,436	$1,800	$(364)	(20)	$242	$322	$(80)	(25)
Engine	740	859	(119)	(14)	471	578	(107)	(19)	269	281	(12)	(4)
Parts	552	469	83	18	500	423	77	18	52	46	6	13
Financial Services	59	68	(9)	(13)	41	53	(12)	(23)	18	15	3	20
Corporate and Eliminations	(392)	(509)	117	(23)	(388)	(503)	115	(23)	(4)	(6)	2	(33)
Total	$2,637	$3,009	$(372)	(12)	$2,060	$2,351	$(291)	(12)	$577	$658	$(81)	(12)

The Truck segment net sales decrease of $444 million, or 21%, was primarily due to decreased volumes in our "traditional" market and lower military sales.
The Engine segment net sales decrease of $119 million, or 14%, was primarily due to lower intercompany sales in the U.S. coupled with lower sales in South America.
The Parts segment net sales increase of $83 million, or 18%, was primarily due to higher military sales.
The Financial Services segment net revenues decrease of $9 million, or 13%, was primarily driven by the continued decline in the average finance receivable balances, which is reflective of the GE Operating Agreement.
Costs of products sold
The Cost of products sold decrease of $364 million, reflects the impact of decreases in net sales for both the Truck and Engine segments and an increase in net sales for the Parts segment. The Truck and Engine segments were also negatively impacted by charges for accelerated depreciation of certain assets related to the discontinuation of our MaxxForce15L engine. Additionally, the Truck segment was negatively impacted by accelerated depreciation resulting from the planned closure of our Garland Facility. The Engine segment was favorably impacted by a decrease in warranty expenses, which was primarily related to lower charges for adjustments for pre-existing warranty costs.
The Company recognized charges for adjustments to pre-existing warranties of $40 million in the first quarter of 2013, compared to $123 million in the prior-year quarter. The charges incurred in the first quarter of 2013 were partially offset by a warranty recovery of $27 million. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expenses decrease of $70 million reflects the impact of our 2012 cost-reduction initiatives. In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP. Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and the elimination of certain executive-level positions, we have begun to realize year-over-year savings as compared to the prior-year period. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $24 million reflects lower costs in both the Engine and Truck segments primarily due to project rationalization of certain engineering programs and other savings from our 2012 cost-reduction initiatives. The decrease in the Engine segment also reflects lower engineering spend related to meeting the Euro V emissions regulations in South America. These decreases were partially offset by costs to integrate the Cummins SCR after-treatment systems with the MaxxForce 13L engine into certain "traditional" truck models and the Cummins 15L engine and after-treatment system into certain truck models.
Interest expense
The interest expense increase of $13 million was primarily the result of increased borrowings under our $1 billion Senior Secured Term Loan Credit Facility.
Other expense (income), net
Other expense (income), net, was income of $38 million in the first quarter of 2013, compared to expense of $8 million in the first quarter of 2012. The income in the first quarter of 2013 is largely due to a $35 million gain related to our legal settlement with Deloitte and Touch LLP. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements. The expense in the first quarter of 2012 was primarily due to costs related to the early redemption of a portion of our 8.25% Senior Notes, due in 2021, which included charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs.
Income tax benefit (expense)
In the first quarter of 2013, we recognized income tax expense of $15 million, compared to an income tax benefit of $76 million in the first quarter of 2012. In fourth quarter of 2012, we increased our deferred tax valuation allowances on our U.S. deferred tax assets. In the first quarter of 2013, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate, limiting the U.S. tax to certain current state income taxes, federal refundable credits, and other discrete items, whereas the ordinary loss and related tax benefit for U.S. operations were included in the effective tax rate in the first quarter of 2012.
We had $1.1 billion of U.S. net operating losses and $214 million of general business credits as of October 31, 2012. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For additional information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in 2013 and 2012 relates to Ford Motor Company's ("Ford") non-controlling interest in our BDP subsidiary.
Loss from discontinued operations, net of tax
After taxes, we incurred a loss from discontinued operations of $9 million, or $0.11 per diluted share, in first quarter of 2013, compared to a loss of $9 million, or $0.13 per diluted share in first quarter of 2012. The losses from discontinued operations in both periods were from certain operations of our Monaco business, as well as our WCC operations. For more information, see Note 2, Discontinued Operations, to the accompanying consolidated financial statements.
Segment Results of Continuing Operations
We operate in four reporting segments: Truck, Engine, Parts (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
We define segment profit (loss) as net income (loss) from continuing operations attributable to Navistar International Corporation excluding income tax benefit (expense). For additional information about segment profit, see Note 13, Segment Reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2013	2012	Change
Truck segment sales - U.S. and Canada	$1,436	$1,800	$(364)	(20)
Truck segment sales - ROW	242	322	(80)	(25)
Total Truck segment sales, net	$1,678	$2,122	$(444)	(21)
Truck segment loss	$(58)	$(27)	$(31)	115
Segment sales
The Truck segment net sales decrease of $444 million, or 21%, was primarily due to lower sales in our "traditional" market, reflecting reduced sales volumes as the Company transitions its engine strategy as well as the impact of lower industry volumes. The decrease was primarily the result of lower sales of our Class 8 heavy trucks, partially offset by increased sales of School buses. Military sales were also lower with the majority of our current military sales coming from the upgrade of Mine Resistant Ambush Protected ("MRAP") vehicles with our rolling chassis solution and retrofit kits. Chargeouts from our "traditional" market were down 24%, primarily due to a 44% decrease in our Class 8 heavy trucks, a 27% decrease in our Class 8 severe service trucks, and a 5% decrease in our Class 6 and 7 medium trucks, partially offset by a 24% increase in our School buses.
Segment loss
The Truck segment loss increase of $31 million was primarily due to the decrease in net sales in our "traditional" market and lower margins from sales of used trucks, partially offset by decreases in SG&A expenses and Engineering and product development costs. The lower SG&A expenses reflects impacts from our 2012 cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, partially offset by costs to integrate the Cummins SCR after-treatment systems with the MaxxForce 13L engine into certain "traditional" truck models and the Cummins 15L engine and their SCR after-treatment system into certain truck models.
Additionally in the first quarter of 2013, the Truck segment recognized charges of $15 million for accelerated depreciation of certain assets related to both the planned closure of our Garland Facility and the discontinuation of our MaxxForce15L engine. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engine Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2013	2012	Change
Engine segment sales - U.S. and Canada	$471	$578	$(107)	(19)
Engine segment sales - ROW	269	281	(12)	(4)
Total Engine segment sales, net	$740	$859	$(119)	(14)
Engine segment loss	$(27)	$(120)	$93	(78)
Segment sales
The Engine segment net sales decrease of $119 million, or 14%, was primarily due to lower intercompany sales in the U.S., reflecting lower demand from the Truck segment. The decrease in ROW net sales reflects lower net sales from our South America operations. In South America, over half of our sales were the result of contract manufacturing of 3rd party engines that carry a lower average-selling-price.
Segment loss
The Engine segment loss decrease of $93 million was primarily due to lower charges for adjustments to pre-existing warranties, partially offset by the impact of lower net sales. In the first quarter of 2013 and 2012, the Engine segment recognized charges for adjustments to pre-existing warranties of $29 million and $112 million, respectively. The charges incurred in the first quarter of 2013 were partially offset by a warranty recovery of $27 million.
SG&A expenses were lower, driven by the impact of our 2012 cost-reduction initiatives. Engineering and product development costs were also lower, primarily due to lower engineering spend related to meeting the Euro V emissions regulations in South America in 2012, coupled with project rationalization of certain engineering programs and other cost-reduction initiatives. Additionally in 2012, the Engine segment incurred startup costs related to the production of compacted graphite iron cylinder blocks for our MaxxForce Big-Bore engines. Partially offsetting these improvements were charges recorded in the first quarter of 2013 of: (i) $10 million for NCPs, primarily for certain 13L engine sales, and (ii) $10 million for accelerated depreciation of certain assets related to the discontinuation of our MaxxForce15L engine.
Parts Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2013	2012	Change
Parts segment sales - U.S. and Canada	$500	$423	$77	18
Parts segment sales - ROW	52	46	6	13
Total Parts segment sales, net	$552	$469	$83	18
Parts segment profit	$86	$50	$36	72
Segment sales
The Parts segment net sales increase of $83 million, or 18%, was primarily due to higher military sales with the commercial markets experiencing modest improvements.
Segment profit
The Parts segment profit increase of $36 million was primarily driven by the increase in net sales, as well as lower SG&A expenses that reflect the impact of our 2012 cost-reduction initiatives.

Financial Services Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2013	2012	Change
Financial Services segment revenues - U.S. and Canada(A)	$41	$53	$(12)	(23)
Financial Services segment revenues - ROW	18	15	3	20
Total Financial Services segment revenues, net	$59	$68	$(9)	(13)
Financial Services segment profit	$22	$27	$(5)	(19)
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
The Financial Services segment net revenues decrease of $9 million, or 13%, was primarily driven by the continued decline in the average finance receivable balances, partially offset by higher revenue from operating leases. The decline in the average retail finance receivable balance is reflective of the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations.
Segment profit
The Financial Services segment profit decrease of $5 million was primarily due to lower net interest margin, reflecting the decline in average finance receivables balances.
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
Truck segment industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our "traditional" truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended January 31,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	5,000	4,200	800	19
Class 6 and 7 medium trucks	14,300	16,800	(2,500)	(15)
Class 8 heavy trucks	41,300	48,800	(7,500)	(15)
Class 8 severe service trucks(B)	10,900	10,400	500	5
Total "traditional" markets	71,500	80,200	(8,700)	(11)
Combined class 8 trucks	52,200	59,200	(7,000)	(12)
Navistar "traditional" retail deliveries	12,800	17,700	(4,900)	(28)
_________________________

(A)
Beginning in the first quarter of 2013, the Company began using bus registration data from Polk to report U.S. and Canada School bus retail market deliveries. Additionally, the School bus retail market deliveries include buses classified as B, C and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	"Traditional" retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck segment retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our "traditional" truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
"Traditional" Markets (U.S. and Canada)
School buses(A)	38%	43%	38%	39%	41%
Class 6 and 7 medium trucks	25%	34%	36%	36%	27%
Class 8 heavy trucks	11%	13%	15%	15%	17%
Class 8 severe service trucks(B)	26%	30%	30%	30%	31%
Total "traditional" markets	18%	24%	23%	23%	22%
Combined class 8 trucks	14%	17%	18%	18%	19%
_________________________

(A)
Beginning in the first quarter of 2013, the Company began using bus registration data from Polk to report U.S. and Canada School bus retail market deliveries. Additionally, the School bus retail market deliveries include buses classified as B, C and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

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

	Three Months Ended January 31,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	1,500	2,100	(600)	(29)
Class 6 and 7 medium trucks	3,300	5,400	(2,100)	(39)
Class 8 heavy trucks	5,800	8,100	(2,300)	(28)
Class 8 severe service trucks(B)	1,900	4,000	(2,100)	(53)
Total "traditional" markets	12,500	19,600	(7,100)	(36)
Combined class 8 trucks	7,700	12,100	(4,400)	(36)
_________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

The following table summarizes our approximate backlog for "traditional" units:

	Three Months Ended January 31,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	1,700	1,500	200	13
Class 6 and 7 medium trucks	3,100	7,200	(4,100)	(57)
Class 8 heavy trucks	7,000	9,500	(2,500)	(26)
Class 8 severe service trucks(B)	2,000	4,100	(2,100)	(51)
Total "traditional" markets	13,800	22,300	(8,500)	(38)
Combined class 8 trucks	9,000	13,600	(4,600)	(34)
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)
Truck segment backlog includes CAT-branded units sold to Caterpillar under our North America supply agreement, and the backlog as of January 31, 2012 was adjusted by 200 units to reflect the inclusion of these CAT-branded units.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended January 31,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,100	1,700	400	24
Class 6 and 7 medium trucks	4,100	4,300	(200)	(5)
Class 8 heavy trucks	4,500	8,000	(3,500)	(44)
Class 8 severe service trucks(B)	2,400	3,300	(900)	(27)
Total "traditional" markets	13,100	17,300	(4,200)	(24)
Non "traditional" military(C)	300	200	100	50
"Expansion" markets(D)	6,600	7,200	(600)	(8)
Total worldwide units(E)	20,000	24,700	(4,700)	(19)
Combined class 8 trucks	6,900	11,300	(4,400)	(39)
Combined military(F)	300	1,000	(700)	(70)
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)
Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement, and the chargeouts for the first quarter of 2012 were adjusted by 200 units to reflect the inclusion of these CAT-branded units.

(C)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(D)	Includes chargeouts related to Blue Diamond Truck ("BDT") of 2,300 units and 1,500 units during the first quarter of 2013 and 2012, respectively.

(E)
Excludes chargeouts related to: (i) RV towables of 700 units and 600 units during the first quarter of 2013 and 2012, respectively, and (ii) units, previously included in "Expansion" markets that were restated as a result of Monaco and WCC being classified as discontinued operations, of 200 units in both of the first quarters of 2013 and 2012.

(F)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended January 31,			% Change
(in units)	2013	2012	Change
OEM sales-South America(A)	25,700	24,100	1,600	7
Intercompany sales	16,400	21,600	(5,200)	(24)
Other OEM sales	1,900	2,200	(300)	(14)
Total sales	44,000	47,900	(3,900)	(8)
_________________________

(A)	Includes shipments related to Ford of 600 units and 5,500 units during the first quarter of 2013 and 2012, respectively.

Liquidity and Capital Resources

	As of
(in millions)	January 31, 2013	October 31, 2012	January 31, 2012
Consolidated cash and cash equivalents	$497	$1,087	$488
Consolidated marketable securities	771	466	439
Consolidated cash, cash equivalents and marketable securities at end of the period	$1,268	$1,553	$927
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
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of an over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. The Company received proceeds from the exercise of the over-allotment, net of underwriting discounts and commissions, of $14 million in the three months ended January 31, 2013.
Consolidated cash, cash equivalents and marketable securities was $1.3 billion at January 31, 2013, which includes $37 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Three Months Ended January 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(203)	$269	$66
Net cash provided by (used in) investing activities	(376)	29	(347)
Net cash used in financing activities	(37)	(266)	(303)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)	(6)
Increase (decrease) in cash and cash equivalents	(621)	31	(590)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$438	$59	$497

	Three Months Ended January 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(142)	$261	$119
Net cash provided by investing activities	154	147	301
Net cash used in financing activities	(85)	(393)	(478)
Effect of exchange rate changes on cash and cash equivalents	3	4	7
Increase (decrease) in cash and cash equivalents	(70)	19	(51)
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$418	$70	$488
_____________________
Manufacturing Operations cash flows and Financial Services Operations cash flows are not in accordance with, or an alternative for, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our U.S. GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the three months ended January 31, 2013 and 2012 was $203 million and $142 million, respectively. The net increase in cash used in the first quarter of 2013, as compared to 2012, was primarily due to a smaller decrease in the collection of third party accounts and finance receivables and an increase in an intercompany receivable with our captive finance company. This was partially offset by a lower net loss, improvement in the change in inventory and a lower reduction in accounts payable.
Cash paid for interest, net of amounts capitalized, was $56 million and $44 million for the first three months of 2013 and 2012, respectively.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities for the three months ended January 31, 2013 was $376 million, compared to $154 million provided by investing activities for the same period in 2012. The increase in cash used in 2013 was primarily attributable to a net decrease in the sale or maturity of our portfolio of highly liquid marketable securities partially offset by lower capital expenditures.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities for the three months ended January 31, 2013 and 2012 was $37 million and $85 million, respectively. The net decrease in cash used in financing activities in 2013 was primarily attributable to lower debt repayments and the receipt of net proceeds from the exercise of the over-allotment option related to the equity issuance that initially occurred in October 2012 compared to a repurchase of stock in 2012.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the three months ended January 31, 2013 and 2012 was $269 million and $261 million, respectively. The net increase in cash provided by operating activities for 2013 compared to 2012 was primarily due to an increase in intercompany payables to our manufacturing operations. This increase was largely offset by the lower margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations, as well as lower income.

Cash paid for interest, net of amounts capitalized, was $14 million and $22 million for the three months ended January 31, 2013 and 2012, respectively. The decrease for 2013 compared to 2012 is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash provided by investing activities for the three months ended January 31, 2013 and 2012 was $29 million and $147 million, respectively. Reductions in restricted cash levels required under our secured borrowings were the primary source of cash from investing activities in 2013 and 2012. In 2013, the reduction corresponds to lower retail securitization balances and the application of cash collateral to reduce retail accounts facility borrowings. In 2012, the reduction in restricted cash resulted from the maturity and repayment of $250 million of investor notes in January 2012, net of principal accumulation.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the three months ended January 31, 2013 and 2012 was $266 million and $393 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The decrease is primarily due to the repayment of the $250 million of investor notes in January 2012, net of principal accumulation.
Pension and Other Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act ("PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by the Employee Retirement Income Security Act of 1974 to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law, impacting the minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits.
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time.
For the three months ended January 31, 2013 and 2012, we contributed $27 million and $29 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $139 million during the remainder of 2013. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2014 through 2016, the Company will be required to contribute at least $200 million per year to the plans, depending on asset performance and discount rates.
For more information, see Note 8, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and The National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and/or greenhouse gas regulations. On April 14, 2012, Canada issued for comment proposed greenhouse gas emissions regulations (the "Canadian Proposal"), which are similar to the U.S. regulations. The Company is evaluating the Canadian Proposal and has commented, and expects to continue to do so as necessary. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2012. During the three months ended January 31, 2013, there were no significant changes in our application of our critical accounting policies.
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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2012. During the three months ended January 31, 2013, there have been no significant changes in our exposure to market risk.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the three months ended January 31, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1.     Legal Proceedings
During the three months ended January 31, 2013, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012, except for those disclosed below:
Retiree Health Case Litigation
The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order, and in December 2012, the Appellate Court denied the Company's appeal, affirming the February 2011 Order and September 2011 Order.
Lis Franco de Toledo, et. al. vs Syntex do Brasil and IIAA
The court appointed expert submitted a complementary report in December 2012 which determined the damages amount to be R$22 million (the equivalent of approximately US$11 million at January 31, 2013). The parties submitted comments to the complementary report in January 2013 and the Court of Appeals is now reviewing the expert's complementary report and the parties' comments to that report.
In the parallel lawsuit between MWM and Wyeth, in December 2012, the Sao Paulo court rejected both MWM and Wyeth's motions for clarification of certain issues related to the court's October 2012 decision ordering Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case.
Deloitte & Touche LLP
In December 2012, the Company and Deloitte and Touche, LLP ("Deloitte") settled the Company's April 2011 litigation which was filed in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") which alleged fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty against Deloitte.
Westbrook vs. Navistar, et. al.
In December 2012, Navistar Defense's Motion to Dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit.
For further information regarding these and other legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

Item 1A.	Risk Factors
During the three months ended January 31, 2013, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. The Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock. During the three months ended January 31, 2013, four directors elected to defer all or a portion of their annual retainer fees in shares, and were credited with an aggregate of 3,584 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $21.43. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended January 31, 2013.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Vice President and Controller
(Principal Accounting Officer)
March 7, 2013