Form 10-Q
period 2013-04-30
NAVISTAR INTERNATIONAL CORP
filed 2013-06-10
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2013, the number of shares outstanding of the registrant’s common stock was 80,398,928, net of treasury shares.

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

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our voluntary separation program, involuntary reduction in force, and other actions to reduce discretionary spending;

•	our implementation of a new Return-On-Invested Capital methodology;

•	our realigning our management structure around functional expertise;

•	our changes to our organizational and segment reporting structures expected to be completed in the near future;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations relating to the availability of sufficient funds to meet operating requirements, capital expenditures, equity investments and strategic acquisitions;

•
our anticipated costs relating to the development of our emissions solutions products and other product modifications that may be required to meet other federal, state, and foreign regulatory requirements;

•	our anticipated capital expenditures;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	costs relating to litigation and similar matters, including costs associated with the shareholder class action complaints and the derivative complaint;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
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

PART I—Financial Information

Item 1.	Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2013	2012	2013	2012
Sales and revenues
Sales of manufactured products, net	$2,487	$3,218	$5,085	$6,183
Finance revenues	39	43	78	87
Sales and revenues, net	2,526	3,261	5,163	6,270
Costs and expenses
Costs of products sold	2,363	2,900	4,649	5,550
Restructuring charges	6	19	8	19
Impairment of intangible assets	—	10	—	10
Selling, general and administrative expenses	312	372	597	727
Engineering and product development costs	100	132	211	267
Interest expense	90	62	164	123
Other expense (income), net	(19)	13	(57)	21
Total costs and expenses	2,852	3,508	5,572	6,717
Equity in income (loss) of non-consolidated affiliates	4	(4)	3	(11)
Loss from continuing operations before income taxes	(322)	(251)	(406)	(458)
Income tax benefit (expense)	(22)	123	(37)	199
Loss from continuing operations	(344)	(128)	(443)	(259)
Loss from discontinued operations, net of tax	(21)	(34)	(30)	(43)
Net loss	(365)	(162)	(473)	(302)
Less: Net income attributable to non-controlling interests	9	10	24	23
Net loss attributable to Navistar International Corporation	$(374)	$(172)	$(497)	$(325)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(353)	$(138)	$(467)	$(282)
Loss from discontinued operations, net of tax	(21)	(34)	(30)	(43)
Net loss	$(374)	$(172)	$(497)	$(325)

Loss per share:
Basic:
Continuing operations	$(4.39)	$(2.01)	$(5.82)	$(4.07)
Discontinued operations	(0.26)	(0.49)	(0.37)	(0.62)
	$(4.65)	$(2.50)	$(6.19)	$(4.69)

Diluted:
Continuing operations	$(4.39)	$(2.01)	$(5.82)	$(4.07)
Discontinued operations	(0.26)	(0.49)	(0.37)	(0.62)
	$(4.65)	$(2.50)	$(6.19)	$(4.69)

Weighted average shares outstanding:
Basic	80.4	68.7	80.3	69.3
Diluted	80.4	68.7	80.3	69.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Net loss attributable to Navistar International Corporation	$(374)	$(172)	$(497)	$(325)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	(65)	20	(78)
Defined benefit plans (net of tax of $(1), $12, $(1), and $24 respectively)	40	17	78	40
Total other comprehensive income (loss)	43	(48)	98	(38)
Total comprehensive loss attributable to Navistar International Corporation	$(331)	$(220)	$(399)	$(363)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions, except per share data)	April 30, 2013	October 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$505	$1,087
Restricted cash and cash equivalents	1	—
Marketable securities	733	466
Trade and other receivables, net	839	749
Finance receivables, net	1,664	1,663
Inventories	1,476	1,537
Deferred taxes, net	75	74
Other current assets	276	261
Total current assets	5,569	5,837
Restricted cash	116	161
Trade and other receivables, net	36	94
Finance receivables, net	428	486
Investments in non-consolidated affiliates	52	62
Property and equipment (net of accumulated depreciation and amortization of $2,386 and $2,228)	1,776	1,660
Goodwill	275	280
Intangible assets (net of accumulated amortization of $89 and $78)	157	171
Deferred taxes, net	181	189
Other noncurrent assets	133	162
Total assets	$8,723	$9,102
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$779	$1,205
Accounts payable	1,621	1,686
Other current liabilities	1,607	1,462
Total current liabilities	4,007	4,353
Long-term debt	4,002	3,566
Postretirement benefits liabilities	3,331	3,405
Deferred taxes, net	41	42
Other noncurrent liabilities	980	996
Total liabilities	12,361	12,362
Redeemable equity securities	4	5
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 and 86.0 shares issued, respectively; and $0.10 par value per share and 220 shares authorized, at both dates)	9	9
Additional paid in capital	2,456	2,440
Accumulated deficit	(3,662)	(3,165)
Accumulated other comprehensive loss	(2,227)	(2,325)
Common stock held in treasury, at cost (6.4 and 6.8 shares, respectively)	(256)	(272)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,677)	(3,310)
Stockholders’ equity attributable to non-controlling interests	35	45
Total stockholders’ deficit	(3,642)	(3,265)
Total liabilities and stockholders’ deficit	$8,723	$9,102

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2013	2012
Cash flows from operating activities
Net loss	$(473)	$(302)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	164	136
Depreciation of equipment leased to others	78	24
Deferred taxes, including change in valuation allowance	20	(203)
Impairment of property and equipment and intangible assets	8	38
Gain on sales of investments and businesses, net	(13)	—
Amortization of debt issuance costs and discount	31	19
Stock-based compensation	14	14
Provision for doubtful accounts, net of recoveries	13	—
Equity in loss of non-consolidated affiliates, net of dividends	8	15
Write-off of debt issuance cost and discount	6	8
Other non-cash operating activities	(54)	2
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	155	298
Net cash provided by (used in) operating activities	(43)	49
Cash flows from investing activities
Purchases of marketable securities	(759)	(563)
Sales or maturities of marketable securities	492	944
Net change in restricted cash and cash equivalents	44	182
Capital expenditures	(107)	(176)
Purchases of equipment leased to others	(295)	(28)
Proceeds from sales of property and equipment	19	6
Investments in non-consolidated affiliates	—	(17)
Business acquisitions, net of cash received	—	(10)
Proceeds from sales of affiliates	30	1
Acquisition of intangibles	—	(14)
Net cash provided by (used in) investing activities	(576)	325
Cash flows from financing activities
Proceeds from issuance of securitized debt	200	281
Principal payments on securitized debt	(402)	(666)
Proceeds from issuance of non-securitized debt	339	555
Principal payments on non-securitized debt	(374)	(537)
Net increase in notes and debt outstanding under revolving credit facilities	80	2
Principal payments under financing arrangements and capital lease obligations	(51)	(20)
Debt issuance costs	(14)	(15)
Proceeds from financed lease obligations	263	—
Issuance of common stock	14	—
Purchase of treasury stock	—	(75)
Proceeds from exercise of stock options	8	2
Dividends paid by subsidiaries to non-controlling interest	(25)	(34)
Other financing activities	4	(3)
Net cash provided by (used in) financing activities	42	(510)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)
Decrease in cash and cash equivalents	(582)	(139)
Cash and cash equivalents at beginning of the period	1,087	539
Cash and cash equivalents at end of the period	$505	$400

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(497)			24	(473)
Total other comprehensive income					98			98
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			9					9
Stock ownership programs			(9)			16		7
Cash dividends paid to non-controlling interest							(25)	(25)
Issuance of common stock, net of issuance costs and fees			14					14
Deconsolidation of a non-controlling interest							(9)	(9)
Other			1					1
Balance as of April 30, 2013	$3	$9	$2,456	$(3,662)	$(2,227)	$(256)	$35	$(3,642)

Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(325)			23	(302)
Total other comprehensive loss					(38)			(38)
Stock-based compensation			11					11
Stock ownership programs			(10)			11		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(34)	(34)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
Other		1	1			(1)	1	2
Balance as of April 30, 2012	$3	$8	$2,272	$(480)	$(1,982)	$(276)	$43	$(412)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. Our fiscal year ends October 31. As such, all references to 2013 and 2012 contained within this Quarterly Report on Form 10-Q relate to our fiscal year, unless otherwise indicated. We operate in four principal industry segments: Truck, Engine, and Parts (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 13, Segment Reporting.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, which include majority-owned dealers ("Dealcors"), and our financial services operations, including VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior periods' amounts to conform to the 2013 presentation, which includes the presentation of certain former businesses as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures.
We prepared the accompanying unaudited consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2012 and Current Report on Form 8-K filed on March 25, 2013, all of which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Out-Of-Period Adjustments
Included in the results of operations for the three and six months ended April 30, 2013 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for certain sales transactions. In March 2010, we entered into an operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The determination was made that certain sales that were ultimately financed by GE did not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property. As a result, the transactions should have been accounted for as borrowings, resulting in the proceeds from the transfer being recorded as an obligation and amortized to revenue over the term of the financing. In addition, the financed equipment should have been transferred from inventory to equipment leased to others and depreciated over the term of the financing.
Correcting the errors, which were not material to any of the prior periods, resulted in a $9 million and $8 million increase to Net loss in our Consolidated Statements of Operations for the three and six months ended April 30, 2013, respectively. The impact of the correction on our results for the three months ended April 30, 2013 related to prior periods includes: (i) a $124 million net decrease to Sales of manufactured products, net, (ii) a $126 million net decrease to Costs of products sold, including $46 million of additional depreciation expense, and (iii) an $11 million increase to Interest expense. The impact of the correction on our results for the six months ended April 30, 2013 related to prior periods includes: (i) a $113 million net decrease to Sales of manufactured products, net, (ii) a $113 million net decrease to Costs of products sold, including $37 million of additional depreciation expense, and (iii) an $8 million increase to Interest expense. In addition, in our Condensed Consolidated Statements of Cash Flows we recognized Purchases of equipment leased to others of $184 million and Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013. The impact of the corrections was not material to any of our Consolidated Balance Sheets.

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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $266 million and $246 million and liabilities of $165 million and $109 million as of April 30, 2013 and October 31, 2012, respectively, from BDP and BDT, including $34 million and $26 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.0 billion and $1.1 billion and liabilities of $773 million and $914 million as of April 30, 2013 and October 31, 2012, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $317 million and $359 million and related liabilities of $96 million and $157 million as of April 30, 2013 and October 31, 2012, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of April 30, 2013, approximately 4,600, or 51%, of our hourly workers and approximately 400, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2013	2012
Balance at beginning of period	$1,118	$598
Costs accrued and revenues deferred	226	236
Adjustments to pre-existing warranties(A)(B)	204	227
Payments and revenues recognized	(327)	(217)
Balance at end of period	1,221	844
Less: Current portion	647	365
Noncurrent accrued product warranty and deferred warranty revenue	$574	$479
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

In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million, or $0.50 per diluted share. In the second quarter of 2013, we recorded adjustments for changes in estimates of $164 million, or $2.04 per diluted share. The impact of income taxes on the 2013 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
In the first quarter of 2012, adjustments for changes in estimates amounted to $123 million, $119 million net of tax or $1.70 per diluted share. In the second quarter of 2012, we recorded adjustments for changes in estimates of $104 million, $100 million net of tax or $1.46. The impact of income taxes on the 2012 adjustments reflect the Company's 2012 estimated annual effective tax rate as of April 30, 2012.

(B)
In the first quarter of 2013, we recognized $13 million of charges for adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the quarter, we reached agreement for reimbursement from this supplier for this amount and other costs previously accrued. As a result of this agreement, we recognized a recovery of $27 million within Costs of products sold and recorded a receivable within Other current assets. In the second quarter of 2013, we recognized a warranty recovery of $13 million within Loss from discontinued operations, net of tax and recorded a receivable within Other current assets.

The amount of deferred revenue related to extended warranty programs was $405 million and $364 million at April 30, 2013 and October 31, 2012, respectively. Revenue recognized under our extended warranty programs was $11 million and $40 million for the three and six months ended April 30, 2013, respectively, and $16 million and $31 million for the three and six months ended April 30, 2012, respectively. In the second quarters of 2013 and 2012, the Truck segment recognized charges of $33 million and $24 million, respectively, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. The majority of these changes are included in the adjustments to pre-existing warranties.
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements. In addition, for the six months ended April 30, 2013, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
2. Discontinued Operations and Other Divestitures
The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North American core business, we are evaluating product lines, businesses, and engineering programs that fall outside of our core business. We are using Return on Invested Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing. For those areas under-performing, we are evaluating whether to fix, divest, or close, and expect to realize incremental benefits from these actions in the near future.
Discontinued Operations
In the first quarter of 2013, the Company completed the idling of the Workhorse Custom Chassis ("WCC") operations, and in the second quarter of 2013, we completed the divestiture of the WCC business for an immaterial amount. For the three and six months ended April 30, 2013 and 2012, the operating results of the WCC operations, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In the first quarter of 2013, certain operations of the Monaco recreational vehicle ("RV") business ("Monaco") were determined to be held-for-sale. For the three and six months ended April 30, 2013 and 2012, the operating results of these certain operations of Monaco, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. In May 2013, we divested substantially all of our interest in these operations of Monaco. The cash consideration from the divestiture was approximately $19 million. As a result of the divestiture, in the second quarter of 2013, we recorded charges of $25 million relating to the impairment of certain assets and the expected loss from the divestiture. The charges were included in the Loss from discontinued operations, net of tax.
WCC and Monaco were not material to the Company's Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and have not been reclassified in the respective financial statements.
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2013	2012	2013	2012
Sales and revenues, net	$36	$37	$70	$80

Loss before income taxes	$(21)	$(44)	$(30)	$(58)
Income tax benefit	—	10	—	15
Loss from discontinued operations, net of tax	$(21)	$(34)	$(30)	$(43)
We generally use a centralized approach to cash management, financing of our manufacturing operations, and general corporate related functions, and, accordingly, do not allocate debt, interest expense, or corporate overhead to our discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity.
Other Divestitures
In 2006 and 2008, we formed two joint ventures with Mahindra & Mahindra Ltd. ("Mahindra") in India, which operated under the names of Mahindra Navistar Automotive Ltd. ("MNAL") and Mahindra-Navistar Engines Private Ltd. ("MNEPL") (collectively, the "Mahindra Joint Ventures"). In the second quarter of 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra for $33 million and recognized a gain of $28 million. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.
3. Restructurings and Impairments
Restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In the three and six months ended April 30, 2013, the Company recognized restructuring charges of $6 million and $8 million, respectively, compared to $19 million in both the three and six months ended April 30, 2012.
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
We continue to evaluate options to improve the efficiency and performance of our operations. Our focus is on improving our core North American Manufacturing operations performance. We are evaluating opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of our manufacturing operations and/or divesting of non-core businesses. These actions could result in additional restructuring and other related charges during fiscal 2013, including but not limited to, impairments, employee termination costs and charges for pension and other postretirement contractual benefits and pension curtailments, and these charges could be significant.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
The Company continues to evaluate opportunities to restructure and rationalize its manufacturing operations in an effort to optimize the cost structure. In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations, including the closure of its Chatham, Ontario heavy truck plant and actions related to WCC and Monaco (collectively "Custom Products"). In the fourth quarter of 2012, the Company committed to plans for the closure of its Garland, Texas truck manufacturing operations (the "Garland Facility"). In the second quarter of 2013, the Company reached an agreement to sublease a portion of its manufacturing facility in Cherokee, Alabama (the “Cherokee Facility”).
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. We anticipate additional charges of $20 million to $70 million in future periods, primarily related to pension and postretirement costs and termination benefits, which are subject to employee negotiation and acceptance rates. We expect the previous restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
Custom Products restructuring activities and impairment of intangible assets
In the third quarter of 2011, the Company committed to a restructuring plan of Custom Products, including the closure of the Union City, Indiana chassis facility and the wind-down and transfer of certain operations at the Monaco RV motor coach plant in Coburg, Oregon. In the second quarter of 2012, the Company decided to discontinue accepting orders and idle the WCC operations. In the first quarter of 2013, the Company completed the idling of the WCC operations and in the second quarter of 2013, it divested WCC for an immaterial amount.
In the second quarter of 2012, as a result of the decision to idle the WCC operations, the WCC asset group was reviewed for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Company recognized asset impairment charges of $28 million in Loss from discontinued operations, net of tax. In addition, the Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations in the Company's Consolidated statements of operations. In March 2013, we completed the divestiture of the WCC business. In May 2013, we divested substantially all of our interest in these operations of Monaco. For more information, see Note 2, Discontinued Operations and Other Divestitures.
Garland Facility closure
In the fourth quarter of 2012, the Company committed to plans for the closure of the Garland Facility, which resulted in our Truck segment recognizing restructuring charges of $4 million for personnel costs related to employee terminations and related

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

benefits. Beginning in early 2013, the Company began transitioning production from the Garland Facility to other North America operations that produce similar models. In the second quarter of 2013, production at the Garland Facility ceased. During 2013, we recognized $21 million of charges related to the planned closure, primarily from accelerated depreciation of certain assets related to the facility. We anticipate recognizing approximately $10 million of other related charges in the remainder 2013. We expect the restructuring charges relating to employee separation benefits will be paid during 2013.
Alabama Facility Sublease
In January 2012, the Company began leasing the Cherokee Facility and purchased certain machinery and equipment within the facility. In the second quarter of 2013, we signed an agreement to sublease a portion of the Cherokee Facility. The term of the sublease agreement runs through the remaining term of our operating lease, which ends in 2021.
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at April 30, 2013
Employee termination charges	$72	$1	$(44)	$(3)	$26
Employee relocation costs	—	2	(2)	—	—
Lease vacancy	17	2	(3)	2	18
Other	—	4	(3)	—	1
Restructuring liability	$89	$9	$(52)	$(1)	$45

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at April 30, 2012
Employee termination charges	$31	$2	$(4)	$(3)	$26
Employee relocation costs	—	4	(4)	—	—
Lease vacancy	—	19	(1)	—	18
Other	8	1	(7)	—	2
Restructuring liability	$39	$26	$(16)	$(3)	$46
4. Finance Receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our financial services operations net of intercompany balances are $2.5 billion and $2.6 billion as of April 30, 2013 and October 31, 2012, respectively. Included in total assets are finance receivables of $2.1 billion as of both April 30, 2013 and October 31, 2012. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net, consist of the following:

(in millions)	April 30, 2013	October 31, 2012
Retail portfolio	$968	$1,048
Wholesale portfolio	1,148	1,128
Total finance receivables	2,116	2,176
Less: Allowance for doubtful accounts	24	27
Total finance receivables, net	2,092	2,149
Less: Current portion, net(A)	1,664	1,663
Noncurrent portion, net	$428	$486
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2013 and October 31, 2012, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into the retail owner trust or the wholesale note owner trust in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $976 million and $1.1 billion as of April 30, 2013 and October 31, 2012, respectively. Other finance receivables pledged to secure borrowings were $127 million and $164 million as of April 30, 2013 and October 31, 2012, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues, net:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2013	2012	2013	2012
Retail notes and finance leases revenue	$20	$26	$41	$52
Wholesale notes interest	19	22	39	45
Operating lease revenue	12	11	24	20
Retail and wholesale accounts interest	7	8	13	18
Gross finance revenues	58	67	117	135
Less: Intercompany revenues	(19)	(24)	(39)	(48)
Finance revenues	$39	$43	$78	$87
5. Allowance for Doubtful Accounts
Our two portfolio segments, retail and wholesale, each consist of one class of receivable based on: (i) initial measurement attributes of the receivables, and (ii) the assessment and monitoring of risk and performance of the receivables. For more information, see Note 4, Finance Receivables.
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2013				Three Months Ended April 30, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$23	$2	$24	$49	$28	$3	$16	$47
Provision for doubtful accounts, net of recoveries	1	—	10	11	—	(1)	1	—
Charge-off of accounts(A)	(3)	—	—	(3)	(2)	—	—	(2)
Other(B)	1	—	—	1	—	—	—	—
Allowance for doubtful accounts, at end of period	$22	$2	$34	$58	$26	$2	$17	$45

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	Six Months Ended April 30, 2013				Six Months Ended April 30, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51	$31	$3	$16	$50
Provision for doubtful accounts, net of recoveries	(1)	2	10	11	(2)	(1)	3	—
Charge-off of accounts(A)	(6)	—	—	(6)	(3)	—	(2)	(5)
Other(B)	2	—	—	2	—	—	—	—
Allowance for doubtful accounts, at end of period	$22	$2	$34	$58	$26	$2	$17	$45
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for both the three and six months ended April 30, 2013 and $2 million and $3 million for the three and six months ended April 30, 2012, respectively.

(B)	Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	April 30, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$12	$—	$12	$14	$—	$14
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	7	—	7	9	—	9
Finance receivables on non-accrual status	9	—	9	10	—	10
For the impaired finance receivables in the retail portfolio as of April 30, 2013 and 2012, the average balances of those receivables were $13 million and $17 million during the six months ended April 30, 2013 and 2012, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$923	$1,142	$2,065	$965	$1,126	$2,091
30-90 days past due	36	4	40	72	1	73
Over 90 days past due	9	2	11	11	1	12
Total finance receivables	$968	$1,148	$2,116	$1,048	$1,128	$2,176
6. Inventories
The following table presents the components of Inventories:

(in millions)	April 30, 2013	October 31, 2012
Finished products	$852	$833
Work in process	111	136
Raw materials	513	568
Total inventories	$1,476	$1,537

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt

(in millions)	April 30, 2013	October 31, 2012
Manufacturing operations:
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $5 and $9, respectively	$693	$991
8.25% Senior Notes, due 2021, net of unamortized discount of $23 and $28, respectively	1,177	872
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $38 and $50, respectively	532	520
Debt of majority-owned dealerships	43	60
Financing arrangements and capital lease obligations	87	140
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	25	30
Financed lease obligations	209	—
Other	59	67
Total manufacturing operations debt	3,050	2,905
Less: Current portion	122	172
Net long-term manufacturing operations debt	$2,928	$2,733

(in millions)	April 30, 2013	October 31, 2012
Financial Services operations:
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$805	$994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	861	763
Commercial paper, at variable rates, matured in 2013	—	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	65	78
Total financial services operations debt	1,731	1,866
Less: Current portion	657	1,033
Net long-term financial services operations debt	$1,074	$833
Manufacturing Operations
Senior Secured Term Loan Credit Facility, as Amended
In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. The Term Loan Credit Facility agreement required quarterly principal amortization payments of 0.25% of the aggregate principal amount, with the balance due at maturity.
In April 2013, the Term Loan Credit Facility was amended (the “Amended Term Loan Credit Facility”), to: (i) change the maturity date of all borrowings under the Term Loan Credit Facility to August 17, 2017, (ii) lower the interest on all borrowings under the Term Loan Credit Facility to a rate equal to a base rate plus a spread of 450 basis points, or a Eurodollar rate plus a spread of 450 basis points with a London Interbank Offered Rate (“LIBOR”) floor that was reduced to 125 basis points, (iii) provide additional operating flexibility, and (iv) remove certain pledged assets as collateral from the Term Loan Credit Facility.
In April 2013, Navistar, Inc. used proceeds derived from the March 2013 sale of additional 8.25% Senior Notes due 2021 (the "Senior Notes"), as described below, to make a principal repayment of $300 million against the Term Loan Credit Facility (the "April 2013 Principal Repayment"). As a result of the April 2013 Principal Repayment, no further quarterly principal payments are required. In the second quarter of 2013, the Company recorded charges of $13 million related to the April 2013 Principal Repayment and amendment of the Term Loan Credit Facility. The charges were recognized in Other expense (income), net, and included the write-off of related discount and debt issuance costs and a prepayment premium fee.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Notes
In October 2009, we completed the sale of $1 billion aggregate principal amount of our Senior Notes. In March 2013, we completed the sale of an additional $300 million aggregate principal amount of Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Senior Notes are senior unsecured obligations of the Company.
From the March 2013 sale of additional Senior Notes, the Company received net proceeds of approximately $310 million, which included an offering premium of $4 million and accrued interest of $10 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded in Other noncurrent assets and will be amortized through Interest expense. Both the offering premium and the debt issuance costs will be accreted over the life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.5%. The proceeds from the March 2013 sale of additional Senior Notes were used to make the April 2013 principal payment against the Term Loan Credit Facility.
On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.75%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed.
In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, the Company may redeem up to $50 million in principal amount of the Senior Notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for a total principal amount of $100 million, by redeeming $50 million of Senior Notes on November 1, 2011 and an additional $50 million of Senior Notes on November 2, 2011. In the first quarter of 2012, the Company recorded $8 million of charges related to the early redemption premium and write-off of related discount and debt issuance costs.
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
Amended and Restated Asset-Based Credit Facility
In August 2012, Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"). In April 2013, the Amended and Restated Asset-Based Credit Facility was amended to include used truck inventory in the borrowing base. Additionally, the borrowing base of the facility is secured by a first priority security interest in Navistar, Inc.'s aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third-party processor or logistics provider locations.
Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of the modification to the maturity date of the Term Loan Credit Facility, as described above. The facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points. As of April 30, 2013, we had no borrowings under the Amended and Restated Asset-Based Credit Facility.
Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by GE, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2018 with interest rates ranging from 2.8% to 7.6%. In the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which resulted in the financed lease obligations balance as of October 31, 2012 being understated by $167 million. For more information, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Financial Services Operations
In February 2013, NFC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million. In March 2013, the maturity date of the VFN facility was extended from August 2013 to March 2014.
In December 2012, our Mexican financial services operation settled all of its commercial paper. The commercial paper program expired in February 2013.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2013, we contributed $30 million and $57 million, respectively, and for the three and six months ended April 30, 2012, we contributed $53 million and $82 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $109 million to our pension plans during the remainder of 2013.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the six months ended April 30, 2013 and 2012, as well as anticipated contributions for the remainder of 2013, are not material.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, no amounts were collected and deposited into the Base Trust in the six months ended April 30, 2013, compared to $3 million collected and deposited into the Base Trust in the six months ended April 30, 2012. In the three months ended April 30, 2013 and 2012, no amounts were collected and deposited into the Base Trust.
Components of Net Periodic Benefit Expense
The following table presents the components of net postretirement benefits expense included in our Consolidated Statements of Operations:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost for benefits earned during the period	$5	$4	$2	$2	$10	$8	$4	$4
Interest on obligation	36	43	16	21	72	86	31	42
Amortization of cumulative loss	32	27	8	11	64	55	15	20
Amortization of prior service benefit	—	—	(1)	(1)	—	—	(2)	(2)
Contractual termination benefits	—	—	—	—	—	—	—	(3)
Premiums on pension insurance	1	1	—	—	1	1	—	—
Expected return on assets	(47)	(48)	(9)	(9)	(94)	(96)	(17)	(18)
Net postretirement benefits expense	$27	$27	$16	$24	$53	$54	$31	$43

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $15 million in the three and six months ended April 30, 2013, respectively, and $14 million and $24 million for the three and six months ended April 30, 2012, respectively.
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
We evaluated the need to maintain or establish a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on our U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
In 2012, our evaluation resulted in the determination that a significant portion of our valuation allowance on our Canadian deferred tax assets could be released. The qualitative and quantitative analysis of current and expected earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our Canadian deferred tax assets. We have realized the benefits of the shift in our Canadian business model from a truck manufacturer to a truck distributor, combined with our existing Parts business. As a result of our analysis, we recognized an income tax benefit of $181 million from the release of valuation allowances in the second quarter of 2012.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2013, the amount of liability for uncertain tax positions was $84 million. If the unrecognized tax benefits are recognized, $78 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three and six months ended April 30, 2013, the total interest and penalties related to our uncertain tax positions were $2 million and $6 million respectively, reflecting the ongoing resolution of audits in various jurisdictions.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	April 30, 2013				October 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$662	$—	$—	$662	$420	$—	$—	$420
Other	71	—	—	71	46	—	—	46
Derivative financial instruments:
Foreign currency contracts	—	2	—	2	—	—	—	—
Total assets	$733	$2	$—	$735	$466	$—	$—	$466
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4	$—	$4	$—	$4
Foreign currency contracts	—	1	—	1	—	—	—	—
Guarantees	—	—	7	7	—	—	7	7
Total liabilities	$—	$5	$7	$12	$—	$4	$7	$11
The following tables present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,
	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at February 1	$(7)	$—	$(7)	$—
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	—	—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at April 30	$(7)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—

	Six Months Ended April 30,
	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(7)	$—	$(6)	$(2)
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	—	(1)
Transfers out of Level 3	—	—	—	2
Issuances	—	—	(1)	—
Settlements	—	—	—	1
Balance at April 30	$(7)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
_________________________

(A)	For commodity contracts, losses are included in Cost of products sold.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents these financial instruments measured at fair value on a nonrecurring basis:

(in millions)	April 30, 2013	October 31, 2012
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$12	$14
Specific loss reserve	7	9
Fair value	$5	$5
_________________________

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	April 30, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$478	$478	$478
Notes receivable	—	—	17	17	13
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	687	687	693
8.25% Senior Notes, due 2021	1,322	—	—	1,322	1,177
3.0% Senior Subordinated Convertible Notes, due 2014(A)	585	—	—	585	532
Debt of majority-owned dealerships	—	—	43	43	43
Financing arrangements	—	—	54	54	83
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	245	—	245	225
Promissory Note	—	—	25	25	25
Financed lease obligations	—	—	209	209	209
Other	—	—	58	58	59
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	807	807	805
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	832	832	861
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	65	65	65

	October 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$613	$613	$618
Notes receivable	—	—	27	27	27
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	1,047	1,047	991
8.25% Senior Notes, due 2021	899	—	—	899	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	514	—	—	514	520
Debt of majority-owned dealerships	—	—	60	60	60
Financing arrangements	—	—	102	102	136
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	29	29	30
Other	—	—	67	67	67
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	994	994	994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	734	734	763
Commercial paper, at variable rates, matured in 2013	31	—	—	31	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	79	79	78
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

11. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In 2009 in connection with the sale of our 3.0% Senior Subordinated Convertible Notes due 2014 (the "Convertible Notes"), we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended April 30, 2013 and 2012. None of our derivatives qualified for hedge accounting treatment during the three months ended April 30, 2013 or 2012.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at April 30, 2013 and $1 million was provided as collateral at October 31, 2012. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At April 30, 2013 and October 31, 2012, our exposure to the credit risk of others was $2 million and zero, respectively.
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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	April 30, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$4
Foreign currency contracts	Other current assets	2	Other current liabilities	1
Total fair value		$2		$5

	October 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	2
Total fair value		$—		$5

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Amount of Loss (Gain) Recognized
		Three Months Ended April 30,		Six Months Ended April 30,
(in millions)		2013	2012	2013	2012
Cross currency swaps	Other expense (income), net	$—	$—	$—	$1
Foreign currency contracts	Other expense (income), net	1	1	2	(3)
Commodity forward contracts	Costs of products sold	(2)	—	(2)	(1)
Total loss (gain)		$(1)	$1	$—	$(3)
Foreign Currency Contracts
During 2013 and 2012, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Brazilian reais, South African rand and Euros. All contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.
The following table presents the outstanding foreign currency contracts as of April 30, 2013 and October 31, 2012:

(in millions)	Currency	Notional Amount		Maturity
As of April 30, 2013
Option collar contracts	EUR		€16	April 2013 - October 2013
Forward exchange contract	CAD	C$	50	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
As of October 31, 2012
Option collar contracts	EUR		€25	October 2012 - April 2013
Commodity Forward Contracts
During 2013 and 2012, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of April 30, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $6 million and outstanding steel contracts with aggregate notional values of $39 million. The commodity forward contracts have maturity dates ranging from April 2013 to December 2013. As of October 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $61 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, including interest-rate swaps, interest rate caps, and cross currency swaps. Interest-rate swaps involve the exchange of floating rate for fixed rate interest payments based on the contractual notional amounts in a single currency. As of April 30, 2013 and October 31, 2012, there were no interest rate swaps or caps outstanding. Cross currency swaps involve the exchange of notional amounts and interest payments in different currencies. As of April 30, 2013 and October 31, 2012, the notional amount of our outstanding cross currency swaps was $19 million and $39 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings.

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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.3 billion and $1.2 billion of outstanding finance receivables as of April 30, 2013 and October 31, 2012, respectively, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.8 billion and $1.6 billion as of April 30, 2013 and October 31, 2012, respectively. Related to certain third-party equipment financings by GE and for which we have accounted for as borrowings, we have recognized equipment leased to others of $185 million and financed lease obligations of $209 million included in our Consolidated Balance Sheets as of April 30, 2013. For more information, see Note 1, Summary of Significant Accounting Policies.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $62 million at April 30, 2013.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At April 30, 2013, we have $35 million of unused credit commitments outstanding under this program.
In addition, as of April 30, 2013, we have entered into various purchase commitments of $35 million and contracts that have cancellation fees of $224 million with various expiration dates through 2019.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
We have accrued $24 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2013. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at April 30, 2013), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million (the equivalent of approximately US$11 million at April 30, 2013). The parties submitted comments to the complementary report in January 2013 and the Court of Appeals is now reviewing the expert’s complementary report and the parties' comments to that report.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis Franco de Toledo and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, to which MWM and Wyeth filed motions for clarification of certain issues, and in December 2012, the Sao Paulo court rejected both motions. In January 2013, Wyeth filed an appeal to the San Paulo court's December 2012 decision, and in April 2013, MWM filed an answer to the appeal.
In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$13 million at April 30, 2013).
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and Westbrook filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. Westbrook did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. Westbrook also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only. Westbrook filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's Motion to Dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit.
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
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement (“Notice”) from the California Air Resources Board (“CARB”). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2 million, among other proposed settlement terms. The Company is in discussions with the CARB regarding this matter.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Based on our assessment of the facts underlying the Notice from CARB, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our current Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our Advanced Exhaust Gas Recirculation ("EGR") technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, motions to establish lead counsel status for the putative class were filed and an order was entered transferring and consolidating all cases before one judge and setting a briefing schedule to establish lead counsel status.
In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and officers. The complaint alleges, among other things, that certain of our current and former directors and officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. Pursuant to a court order in May 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford Motor Company in the federal court for the Northern District of Illinois. The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L Power Stroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct. For relief, Darne seeks dollar damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel. Darne also asks the Court to award punitive damages and restitution/disgorgement.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Other
U.S. Securities and Exchange Commission ("SEC") Inquiry
In June 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the SEC in connection with their inquiry, and we continue our full cooperation with the SEC in this matter. At this time,

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Meeting U.S. Federal and State 2010 Emissions Standards Requirements
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and CARB on-highway heavy duty diesel ("HDD") emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics ("OBD"). The regulations requiring OBD began the initial phase-in during 2010 for truck engines and are a part of our product plans.
We attempted to meet these emissions standards using EGR until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with Selective Catalytic Reduction ("SCR") after-treatment systems.
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
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines on September 5, 2012, and indicated that it was still reviewing comments and data, and thus would not finalize NCPs at that time as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2014. After approval of the Final Rule, the maximum NCP per heavy HDD engine was $3,775 for the remainder of 2012, and for 2013, it was adjusted to $4,287. Some of our competitors have challenged the Final Rule in the D.C. Circuit Court and have also filed a lawsuit asking the D.C. Circuit Court to invalidate the model year 2013 emission certificates issued to us under the Final Rule. The court has not yet ruled on these matters, and we cannot assure you the court will rule in our favor.
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
In April 2013, we received EPA certification for certain of our high-volume 13L SCR engines. We anticipate phasing in our lower volume 13L SCR engines throughout 2013 in stages. Also in April 2013, we received OBD certification for all current applications. As a result, we did not experience any production gaps related to OBD certification.
CARB, and the corresponding agencies of nine other states that have adopted California's emission standards, do not allow engine certification using NCPs. Therefore, we were selling engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. In February 2013, our remaining emission credits for heavy HDD engines were consumed or allocated to received orders. Production utilizing those credits is scheduled throughout the remainder of calendar year 2013. We may experience product gaps in the 10 CARB States for certain of the lower volume 13L EGR engines prior to full introduction of our SCR engines.
In the three and six months ended April 30, 2013, the Engine segment recorded charges totaling $12 million and $22 million, respectively, for NCPs for certain engine sales that did not otherwise comply with emissions standards, compared to charges totaling $10 million in both the three and six months ended April 30, 2012.

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

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications. In North America, these engines primarily go into our trucks and buses. In Brazil, our Engine segment produces diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At April 30, 2013, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
Potential Future Changes to Reporting Segments
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using an ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations.
In the second quarter of 2013, our Chief Operating Decision Maker ("CODM") changed. We continue our ongoing efforts of realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs. In the near future, we expect to complete these and any other changes to our organizational and reporting structures that will reflect how our new CODM will begin to assess the performance of our operating segments and make decisions about resource allocations.
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations in the Company's Consolidated statements of operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The 2012 selected financial information has been restated to reflect this change.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2013
External sales and revenues, net	$1,515	$458	$514	$39	$—	$2,526
Intersegment sales and revenues	4	286	16	19	(325)	—
Total sales and revenues, net	$1,519	$744	$530	$58	$(325)	$2,526

Income (loss) from continuing operations attributable to NIC, net of tax	$(109)	$(138)	$91	$19	$(216)	$(353)
Income tax expense	—	—	—	—	(22)	(22)
Segment profit (loss)	$(109)	$(138)	$91	$19	$(194)	$(331)

Depreciation and amortization(B)	$92	$33	$2	$10	$5	$142
Interest expense	—	—	—	17	73	90
Equity in income (loss) of non-consolidated affiliates	—	1	3	—	—	4
Capital expenditures(B)(C)	16	16	—	1	2	35

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2012
External sales and revenues, net	$2,316	$440	$462	$43	$—	$3,261
Intersegment sales and revenues	2	454	34	24	(514)	—
Total sales and revenues, net	$2,318	$894	$496	$67	$(514)	$3,261

Income (loss) from continuing operations attributable to NIC, net of tax	$(45)	$(108)	$41	$26	$(52)	$(138)
Income tax benefit	—	—	—	—	123	123
Segment profit (loss)	$(45)	$(108)	$41	$26	$(175)	$(261)

Depreciation and amortization(B)	$35	$30	$4	$8	$5	$82
Interest expense	—	—	—	22	40	62
Equity in income (loss) of non-consolidated affiliates	(6)	—	2	—	—	(4)
Capital expenditures(B)(C)	16	36	5	1	15	73

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2013
External sales and revenues, net	$3,171	$870	$1,044	$78	$—	$5,163
Intersegment sales and revenues	26	614	38	39	(717)	—
Total sales and revenues, net	$3,197	$1,484	$1,082	$117	$(717)	$5,163

Income (loss) from continuing operations attributable to NIC, net of tax	$(167)	$(165)	$177	$41	$(353)	$(467)
Income tax expense	—	—	—	—	(37)	(37)
Segment profit (loss)	$(167)	$(165)	$177	$41	$(316)	$(430)

Depreciation and amortization(B)	$134	$72	$5	$19	$12	$242
Interest expense	—	—	—	35	129	164
Equity in income (loss) of non-consolidated affiliates	—	(1)	4	—	—	3
Capital expenditures(B)(C)	31	69	1	1	5	107

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2012
External sales and revenues, net	$4,427	$860	$896	$87	$—	$6,270
Intersegment sales and revenues	13	893	69	48	(1,023)	—
Total sales and revenues, net	$4,440	$1,753	$965	$135	$(1,023)	$6,270

Income (loss) from continuing operations attributable to NIC, net of tax	$(72)	$(228)	$91	$53	$(126)	$(282)
Income tax benefit	—	—	—	—	199	199
Segment profit (loss)	$(72)	$(228)	$91	$53	$(325)	$(481)

Depreciation and amortization(B)	$69	$59	$6	$16	$10	$160
Interest expense	—	—	—	47	76	123
Equity in income (loss) of non-consolidated affiliates	(15)	1	3	—	—	(11)
Capital expenditures(B)(C)	32	76	12	2	54	176

(in millions)	Truck(B)	Engine	Parts	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2013	$2,139	$1,738	$709	$2,518	$1,619	$8,723
October 31, 2012	$2,118	$1,777	$707	$2,563	$1,937	$9,102
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $46 million and $93 million for the three and six months ended April 30, 2013, respectively, and $56 million and $114 million for three and six months ended April 30, 2012, respectively.

(B)	Includes amounts related to discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures.

(C)	Exclusive of purchases of equipment leased to others.
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
15. Loss Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted loss per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2013	2012	2013	2012
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(353)	$(138)	$(467)	$(282)
Loss from discontinued operations, net of tax	(21)	(34)	(30)	(43)
Net loss	$(374)	$(172)	$(497)	$(325)

Denominator:
Weighted average shares outstanding:
Basic	80.4	68.7	80.3	69.3
Effect of dilutive securities	—	—	—	—
Diluted	80.4	68.7	80.3	69.3

Loss per share amount attributable to Navistar International Corporation:
Basic:
Continuing operations	$(4.39)	$(2.01)	$(5.82)	$(4.07)
Discontinued operations	(0.26)	(0.49)	(0.37)	(0.62)
Net loss	$(4.65)	$(2.50)	$(6.19)	$(4.69)
Diluted:
Continuing operations	$(4.39)	$(2.01)	$(5.82)	$(4.07)
Discontinued operations	(0.26)	(0.49)	(0.37)	(0.62)
Net loss	$(4.65)	$(2.50)	$(6.19)	$(4.69)
The conversion rate on our 3% Senior Subordinated Convertible Notes, due in 2014 (the "Convertible Notes") is 19.891 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The Convertible Notes and warrants are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively.
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
For the three and six months ended April 30, 2013 and 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the three and six months ended April 30, 2013 the aggregate shares not included were 30.0 million and 29.0 million, respectively. In 2012, the aggregate shares not included were 28.0 million in both periods. In both the three and six months ended April 30, 2013 and 2012, the aggregate shares not included from the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants and 11.3 million shares related to the Convertible Notes.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2013 and October 31, 2012, and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss), and condensed consolidating statements of cash flows, all for the three months ended April 30, 2013 and 2012. Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The 2012 condensed consolidating statements of operations have been restated to reflect this change.
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

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,493	$2,293	$(1,260)	$2,526
Costs of products sold	—	1,622	1,987	(1,246)	2,363
Restructuring charges	—	4	2	—	6
All other operating expenses (income)	(48)	349	125	57	483
Total costs and expenses	(48)	1,975	2,114	(1,189)	2,852
Equity in income (loss) of affiliates	(422)	50	1	375	4
Income (loss) before income taxes	(374)	(432)	180	304	(322)
Income tax expense	—	(1)	(21)	—	(22)
Earnings (loss) from continuing operations	(374)	(433)	159	304	(344)
Loss from discontinued operations, net of tax	—	—	(21)	—	(21)
Net income (loss)	(374)	(433)	138	304	(365)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(374)	$(433)	$129	$304	$(374)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(374)	$(433)	$129	$304	$(374)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	—	2	(2)	3
Defined benefit plans (net of tax of $1, $-, $1, $(1), and $1 respectively)	40	35	5	(40)	40
Total other comprehensive income (loss)	43	35	7	(42)	43
Total comprehensive income (loss) attributable to Navistar International Corporation	$(331)	$(398)	$136	$262	$(331)

Condensed Consolidating Statement of Operations
For the Six Months Ended April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,102	$4,551	$(2,490)	$5,163
Costs of products sold	—	3,217	3,896	(2,464)	4,649
Restructuring charges	—	4	4	—	8
All other operating expenses (income)	(27)	580	317	45	915
Total costs and expenses	(27)	3,801	4,217	(2,419)	5,572
Equity in income (loss) of affiliates	(524)	104	(1)	424	3
Income (loss) before income taxes	(497)	(595)	333	353	(406)
Income tax expense	—	(12)	(25)	—	(37)
Earnings (loss) from continuing operations	(497)	(607)	308	353	(443)
Loss from discontinued operations, net of tax	—	—	(30)	—	(30)
Net income (loss)	(497)	(607)	278	353	(473)
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Net income (loss) attributable to Navistar International Corporation	$(497)	$(607)	$254	$353	$(497)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(497)	$(607)	$254	$353	$(497)
Other comprehensive income (loss):
Foreign currency translation adjustment	20	—	20	(20)	20
Defined benefit plans (net of tax of $1, $-, $1, $(1), and $1 respectively)	78	70	8	(78)	78
Total other comprehensive income (loss)	98	70	28	(98)	98
Total comprehensive income (loss) attributable to Navistar International Corporation	$(399)	$(537)	$282	$255	$(399)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$218	$36	$251	$—	$505
Marketable securities	501	—	232	—	733
Restricted cash	25	7	85	—	117
Finance and other receivables, net	8	165	2,806	(12)	2,967
Inventories	—	725	784	(33)	1,476
Investments in non-consolidated affiliates	(5,971)	6,556	43	(576)	52
Property and equipment, net	—	930	849	(3)	1,776
Goodwill	—	66	209	—	275
Deferred taxes, net	9	10	237	—	256
Other	51	180	337	(2)	566
Total assets	$(5,159)	$8,675	$5,833	$(626)	$8,723
Liabilities and stockholders’ equity (deficit)
Debt	$1,934	$1,012	$1,843	$(8)	$4,781
Postretirement benefits liabilities	—	3,073	351	—	3,424
Amounts due to (from) affiliates	(6,511)	10,396	(3,958)	73	—
Other liabilities	3,090	516	624	(74)	4,156
Total liabilities	(1,487)	14,997	(1,140)	(9)	12,361
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interests	—	—	35	—	35
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,676)	(6,322)	6,938	(617)	(3,677)
Total liabilities and stockholders’ equity (deficit)	$(5,159)	$8,675	$5,833	$(626)	$8,723

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended April 30, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(648)	$(288)	$222	$671	$(43)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	(1)	—	45	—	44
Net purchases of marketable securities	(186)	—	(81)	—	(267)
Capital expenditures and purchase of equipment leased to others	—	(304)	(98)	—	(402)
Other investing activities	—	9	40	—	49
Net cash used in investment activities	(187)	(295)	(94)	—	(576)
Cash flows from financing activities
Net borrowings (repayments) of debt	327	301	(179)	(671)	(222)
Other financing activities	24	263	(23)	—	264
Net cash provided by (used in) financing activities	351	564	(202)	(671)	42
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Decrease in cash and cash equivalents	(484)	(19)	(79)	—	(582)
Cash and cash equivalents at beginning of the period	702	55	330	—	1,087
Cash and cash equivalents at end of the period	$218	$36	$251	$—	$505

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$2,172	$2,974	$(1,885)	$3,261
Costs of products sold	—	2,205	2,555	(1,860)	2,900
Restructuring charges	—	19	—	—	19
Impairment of intangible assets	—	—	10	—	10
All other operating expenses (income)	14	357	233	(25)	579
Total costs and expenses	14	2,581	2,798	(1,885)	3,508
Equity in income (loss) of affiliates	(96)	271	(6)	(173)	(4)
Income (loss) before income taxes	(110)	(138)	170	(173)	(251)
Income tax benefit (expense)	(62)	(63)	211	37	123
Earnings (loss) from continuing operations	(172)	(201)	381	(136)	(128)
Loss from discontinued operations, net of tax	—	—	(34)	—	(34)
Net income (loss)	(172)	(201)	347	(136)	(162)
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(172)	$(201)	$337	$(136)	$(172)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 30, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(172)	$(201)	$337	$(136)	$(172)
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	—	(65)	65	(65)
Defined benefit plans (net of tax of $(12), $(12), $-, $12, and $(12) respectively)	17	16	2	(18)	17
Total other comprehensive income (loss)	(48)	16	(63)	47	(48)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(220)	$(185)	$274	$(89)	$(220)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended April 30, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,134	$5,755	$(3,619)	$6,270
Costs of products sold	—	4,200	4,931	(3,581)	5,550
Restructuring charges	—	19	—	—	19
Impairment of property and equipment and intangible assets	—	—	10	—	10
All other operating expenses (income)	39	691	459	(51)	1,138
Total costs and expenses	39	4,910	5,400	(3,632)	6,717
Equity in income (loss) of affiliates	(296)	366	(13)	(68)	(11)
Income (loss) before income taxes	(335)	(410)	342	(55)	(458)
Income tax benefit	10	14	172	3	199
Earnings (loss) from continuing operations	(325)	(396)	514	(52)	(259)
Loss from discontinued operations, net of tax	—	—	(43)	—	(43)
Net income (loss)	(325)	(396)	471	(52)	(302)
Less: Net income attributable to non-controlling interests	—	—	23	—	23
Net income (loss) attributable to Navistar International Corporation	$(325)	$(396)	$448	$(52)	$(325)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended April 30, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(325)	$(396)	$448	$(52)	$(325)
Other comprehensive income (loss):
Foreign currency translation adjustment	(78)	—	(78)	78	(78)
Defined benefit plans (net of tax of $(24), $(23), $(1), $24, and $(24) respectively)	40	36	5	(41)	40
Total other comprehensive income (loss)	(38)	36	(73)	37	(38)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(363)	$(360)	$375	$(15)	$(363)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$702	$55	$330	$—	$1,087
Marketable securities	314	—	152	—	466
Restricted cash	24	8	129	—	161
Finance and other receivables, net	5	128	2,859	—	2,992
Inventories	—	691	885	(39)	1,537
Investments in non-consolidated affiliates	(5,616)	6,454	54	(830)	62
Property and equipment, net	—	790	874	(4)	1,660
Goodwill	—	—	280	—	280
Deferred taxes, net	9	11	243	—	263
Other	83	177	335	(1)	594
Total assets	$(4,479)	$8,314	$6,141	$(874)	$9,102
Liabilities and stockholders’ equity (deficit)
Debt	$1,617	$1,162	$1,997	$(5)	$4,771
Postretirement benefits liabilities	—	3,144	367	—	3,511
Amounts due to (from) affiliates	(5,863)	9,522	(3,743)	84	—
Other liabilities	3,072	337	748	(77)	4,080
Total liabilities	(1,174)	14,165	(631)	2	12,362
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interest	—	—	45	—	45
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,310)	(5,851)	6,727	(876)	(3,310)
Total liabilities and stockholders’ equity (deficit)	$(4,479)	$8,314	$6,141	$(874)	$9,102

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended April 30, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(463)	$(267)	$248	$531	$49
Cash flows from investment activities
Net change in restricted cash and cash equivalents	6	2	174	—	182
Net purchases in marketable securities	374	—	7	—	381
Capital expenditures and purchase of equipment leased to others	—	(115)	(89)	—	(204)
Other investing activities	—	(104)	70	—	(34)
Net cash provided by (used in) investment activities	380	(217)	162	—	325
Cash flows from financing activities
Net borrowings (repayments) of debt	(50)	519	(429)	(440)	(400)
Other financing activities	19	—	(38)	(91)	(110)
Net cash provided by (used in) financing activities	(31)	519	(467)	(531)	(510)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(114)	35	(60)	—	(139)
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$112	$48	$240	$—	$400

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2012 and Current Report on Form 8-K filed on March 25, 2013. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2012 and Current Report on Form 8-K filed on March 25, 2013 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Summary
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using a ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. Additionally, we continue our ongoing efforts of realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs.
We experienced significant strategic and operational challenges in 2012, but have taken actions that we believe will improve our performance in 2013 and beyond. We continue to evaluate additional opportunities to enhance value. We announced changes to our engine strategy, signed supply agreements with Cummins Inc. ("Cummins"), and reinforced our cash position during this transition period. We are making steady progress in our six guiding principles of quality, cost, sense of urgency, great products, customer satisfaction, and people. The entire organization remains aligned to address our major priorities in 2013: significantly improving the quality of our products, meeting every one of our critical truck and engine launch dates, delivering on our operating plan while maximizing our cash flows, building sales momentum to improve our market share, and increasing our organization capabilities and efficiencies.
During the first half of our fiscal 2013, we have made significant strides towards what we believe will contribute to our long-term, strategic, and profitability goals. These actions included:

•
In December 2012, we met our first major engine strategy milestone with the launch of certain class 8 truck models featuring the Cummins ISX15 engine (the "Cummins 15L") with the Cummins SCR after-treatment system.

•
In April 2013, we met another major engine strategy milestone with the receipt of the EPA certification of our MaxxForce 13L Big-Bore engines with the Cummins SCR after-treatment system (the "Certified MaxxForce 13L engine"). Then, later in that same month, we began shipping our International® ProStar® trucks powered by our Certified MaxxForce 13L engine.

•	Also in April 2013, we received OBD certification for all current applications.

•
We continue to make progress on our ROIC efforts. We completed the divestitures of our interests in the Mahindra Joint Ventures in February 2013, the WCC business in March 2013, and substantially all of our interest in certain operations of the Monaco RV business in May 2013. We also entered into an agreement to sublease a portion of our Cherokee Facility.

2013 Financial Summary
In the second quarter and first half of 2013, our consolidated net sales and revenues were $2.5 billion and $5.2 billion, respectively, which is a decrease of 23% and 18% compared to the second quarter and first half of 2012, respectively. The comparative results reflect lower net sales in our Truck segment, partially offset by higher sales in our Parts segment, as well as higher volumes in our South American engine business. The Truck segment sales decrease was primarily due to decreased volumes across all truck classes in our "traditional" market and lower military sales. The Engine segment sales decrease was primarily due to lower intercompany sales in the U.S., partially offset by higher sales in South America. The Parts segment sales increase was primarily due to higher military sales.
In the second quarter and first half of 2013, we incurred losses from continuing operations before income taxes of $322 million and $406 million, respectively, compared to losses of $251 million and $458 million in the respective prior year periods. The comparative results were impacted by declines in our consolidated net sales and revenues, partially offset by lower Selling, general and administrative ("SG&A") expenses and Engineering and product development costs. While we have been impacted by reduced volumes as we continue the transition of our engine emission strategy, we have successfully reduced our second quarter and first half SG&A expenses by 16% and 18%, respectively, and our Engineering and product development costs by 24% and 21%, respectively. The SG&A expense reduction reflects the realization of savings from our 2012 cost-reduction initiatives, while the Engineering and product development costs reduction reflects savings from project rationalization of certain engineering programs and other savings efforts. Charges for adjustments to pre-existing warranties were higher in the second quarter of 2013.
Additionally, in the second quarter of 2013, we recorded a gain of $28 million related to the sale of the Company's interests in the Mahindra Joint Ventures, and in the first half of 2013, we recorded a gain of $35 million from a legal settlement. Partially offsetting these factors was an increase in interest expense of $28 million and $41 million in the second quarter and first half of 2013, respectively, which is primarily the result of our August 2012 borrowing under our Senior Secured Term Loan Credit Facility.
In the second quarter and first half of 2013, we recognized income tax expense of $22 million and $37 million, respectively, compared to income tax benefits of $123 million and $199 million in the respective prior year periods. With the increase in our U.S. deferred tax valuation allowance in the fourth quarter of 2012, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate for 2013, limiting the U.S. tax to certain current state income taxes, federal refundable credits, and other discrete items. In the second quarter of 2012, we recognized an income tax benefit of $181 million from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets, partially offset by income tax expense of $61 million that was the result of a change in our estimated 2012 annual effective tax rate.
After income taxes, the Company incurred a loss from continuing operations attributable to Navistar International Corporation in the second quarter and first half of 2013 of $353 million and $467 million, or $4.39 and $5.82 per diluted share, respectively, compared to a loss of $138 million and $282 million, or $2.01 and $4.07 per diluted share, in the respective prior year periods. In the second quarter and first half of 2013, the weighted average shares outstanding used to calculate the per share amounts increased by 11.7 million and 11.0 million shares, respectively, due to the October 2012 issuance of our common stock.
We ended the second quarter of 2013 with $1.24 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.27 billion as of January 31, 2013. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and modified the maturity date to August 17, 2017. We also utilized proceeds from the issuance of $300 million of additional Senior Notes to make a principal repayment of $300 million against our Senior Secured Term Loan Credit Facility.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results. Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements. The Company's previously issued Consolidated Statements of Operations have been restated to reflect this change.
The three and six months ended April 30, 2013 as compared to the three and six months ended April 30, 2012

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except per share data and % change)	2013	2012	Change		2013	2012	Change
Sales and revenues, net	$2,526	$3,261	$(735)	(23)%	$5,163	$6,270	$(1,107)	(18)%
Costs of products sold	2,363	2,900	(537)	(19)%	4,649	5,550	(901)	(16)%
Restructuring charges	6	19	(13)	(68)%	8	19	(11)	(58)%
Impairment of intangible assets	—	10	(10)	(100)%	—	10	(10)	(100)%
Selling, general and administrative expenses	312	372	(60)	(16)%	597	727	(130)	(18)%
Engineering and product development costs	100	132	(32)	(24)%	211	267	(56)	(21)%
Interest expense	90	62	28	45%	164	123	41	33%
Other expense (income), net	(19)	13	(32)	N.M.	(57)	21	(78)	N.M.
Total costs and expenses	2,852	3,508	(656)	(19)%	5,572	6,717	(1,145)	(17)%
Equity in income (loss) of non-consolidated affiliates	4	(4)	8	N.M.	3	(11)	14	N.M.
Loss from continuing operations before income taxes	(322)	(251)	(71)	28%	(406)	(458)	52	(11)%
Income tax benefit (expense)	(22)	123	(145)	N.M.	(37)	199	(236)	N.M.
Loss from continuing operations	(344)	(128)	(216)	169%	(443)	(259)	(184)	71%
Less: Net income attributable to non-controlling interests	9	10	(1)	(10)%	24	23	1	4%
Loss from continuing operations(A)	(353)	(138)	(215)	156%	(467)	(282)	(185)	66%
Loss from discontinued operations, net of tax	(21)	(34)	13	(38)%	(30)	(43)	13	(30)%
Net loss(A)	$(374)	$(172)	$(202)	117%	$(497)	$(325)	$(172)	53%

Diluted loss per share:(A)
Continuing operations	$(4.39)	$(2.01)	$(2.38)	118%	$(5.82)	$(4.07)	$(1.75)	43%
Discontinued operations	(0.26)	(0.49)	0.23	(47)%	(0.37)	(0.62)	0.25	(40)%
	$(4.65)	$(2.50)	$(2.15)	86%	$(6.19)	$(4.69)	$(1.50)	32%
Diluted weighted average shares outstanding	80.4	68.7	11.7	17%	80.3	69.3	11.0	16%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.

Sales and revenues, net
Our sales and revenues, net are categorized by geographic region based on the location of the end customer. The following tables present Sales and revenues, net by segment for our geographic regions of; U.S. and Canada, and Rest of World ("ROW"):

(in millions, except % change)	Total				U.S. and Canada				ROW
	Three Months Ended April 30,			% Change	Three Months Ended April 30,			% Change	Three Months Ended April 30,			% Change
	2013	2012	Change		2013	2012	Change		2013	2012	Change
Truck	$1,519	$2,318	$(799)	(34)%	$1,266	$1,962	$(696)	(35)%	$253	$356	$(103)	(29)%
Engine	744	894	(150)	(17)%	401	576	(175)	(30)%	343	318	25	8%
Parts	530	496	34	7%	473	437	36	8%	57	59	(2)	(3)%
Financial Services	58	67	(9)	(13)%	39	51	(12)	(24)%	19	16	3	19%
Corporate and Eliminations	(325)	(514)	189	(37)%	(320)	(509)	189	(37)%	(5)	(5)	—	—%
Total	$2,526	$3,261	$(735)	(23)%	$1,859	$2,517	$(658)	(26)%	$667	$744	$(77)	(10)%

(in millions, except % change)	Total				U.S. and Canada				ROW
	Six Months Ended April 30,			% Change	Six Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2013	2012	Change		2013	2012	Change		2013	2012	Change
Truck	$3,197	$4,440	$(1,243)	(28)%	$2,702	$3,762	$(1,060)	(28)%	$495	$678	$(183)	(27)%
Engine	1,484	1,753	(269)	(15)%	872	1,154	(282)	(24)%	612	599	13	2%
Parts	1,082	965	117	12%	973	860	113	13%	109	105	4	4%
Financial Services	117	135	(18)	(13)%	80	104	(24)	(23)%	37	31	6	19%
Corporate and Eliminations	(717)	(1,023)	306	(30)%	(708)	(1,012)	304	(30)%	(9)	(11)	2	(18)%
Total	$5,163	$6,270	$(1,107)	(18)%	$3,919	$4,868	$(949)	(19)%	$1,244	$1,402	$(158)	(11)%
In the second quarter and first half of 2013, the Truck segment net sales decreased $799 million and $1.2 billion, or 34% and 28%, respectively, primarily due to decreased volumes across all truck classes in our "traditional" market and lower military sales. Also contributing to the decrease in sales were out-of-period adjustments relating to certain third-party equipment financings by GE which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. In the second quarter and first half of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which included a net decrease of $124 million and $113 million, respectively, to net sales related to prior periods. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
The Engine segment net sales decreased $150 million and $269 million, or 17% and 15%, respectively, primarily due to lower intercompany sales in the U.S., partially offset by higher volumes in South America.
The Parts segment net sales increased $34 million and $117 million, or 7% and 12%, respectively, primarily due to higher military sales.
The Financial Services segment net revenues decreased $9 million and $18 million, or 13% in both periods, primarily driven by the continued decline in the average finance receivable balances, which is reflective of the GE Operating Agreement.
Costs of products sold
The Cost of products sold decrease of $537 million and $901 million in the second quarter and first half of 2013, respectively, reflects the impact of decreases in net sales for both the Truck and Engine segments and an increase in net sales for the Parts segment. The Truck segment was also impacted by accelerated depreciation resulting from the planned closure of our Garland Facility.
In the second quarters of 2013 and 2012, the Company recognized charges for adjustments to pre-existing warranties of $164 million and $104 million, respectively, reflecting an unanticipated increase in warranty spend, primarily for certain 2010 emission standard engines, including charges related to certain field campaigns we initiated to address issues in products sold.

Additionally in the second quarters of 2013 and 2012, the Truck segment recorded charges of $33 million and $24 million, respectively, related to certain extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. In the first halves of 2013 and 2012, the Company recognized charges for adjustments to pre-existing warranties of $204 million and $227 million, respectively. Also in the first half of 2013, the charges were partially offset by a warranty recovery of $27 million. The Engine segment recognized the majority of the charges for adjustments to pre-existing warranties. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
In addition, as described above in Sales and revenues, net, certain out-of-period adjustments were made to correct prior-period errors, which also contributed to the decline in costs of products sold. In the second quarter and first half of 2013 relating to these out-of-periods adjustments, we recognized a net decrease of $126 million and $113 million, respectively, to costs of products sold related to prior periods, which impacted the Truck segment.
Restructuring charges
In the second quarter of 2012, we incurred restructuring charges of $19 million, primarily due to a net charge of $16 million for the lease vacancy for the relocation of our world headquarters. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Impairment of intangible assets
In the second quarter of 2012, we incurred asset impairment charges of $10 million, recognized in the Parts segment, related to the Company's decision to idle the WCC business. This action resulted in the impairment of certain intangible assets related the parts distribution operations associated with the WCC business. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $60 million and $130 million in the second quarter and first half of 2013, respectively, reflects the impact of our 2012 cost-reduction initiatives, partially offset by higher employee incentive compensation expense. In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and the elimination of certain executive-level positions, we have realized year-over-year savings as compared to the prior-year period. For more information concerning our 2012 cost-reduction initiatives, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $32 million and $56 million in the second quarter and first half of 2013, respectively, reflects lower costs in both the Engine and Truck segments primarily due to project rationalization of certain engineering programs and other savings from our 2012 cost-reduction initiatives. The decrease in the Engine segment also reflects lower engineering spend related to meeting the Euro V emissions regulations in South America. These decreases were partially offset by costs in North America, primarily for integration of the Cummins SCR after-treatment systems with the MaxxForce 13L engine and the Cummins 15L engine and after-treatment system into certain truck models.
Interest expense
In the second quarter and first half of 2013, the interest expense increase of $28 million and $41 million, respectively, was primarily the result of our August 2012 borrowing under our Senior Secured Term Loan Credit Facility, partially offset by lower interest expense resulting from the reduction in debt utilized in financing of retail finance receivables balances. The decline is reflective of the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.
Also contributing to the increase is $14 million of interest expense recognized in the second quarter of 2013 related to certain third-party equipment financings by GE, which we have accounted for as borrowings. In the second quarter and first half of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which included $11 million and $8 million, respectively, of interest expense related to prior periods. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Other expense (income), net
We recognized other net income of $19 million and $57 million in the second quarter and first half of 2013, respectively, compared to other net expense of $13 million and $21 million in the respective prior year periods.
The income in the second quarter of 2013 was largely due to gains of $28 million related to the sale of the Company's interests in the Mahindra Joint Ventures, partially offset by $13 million of charges related to the $300 million principal repayment of a portion of the Term Loan Credit Facility, which primarily consisted of the write-off of related discount and debt issuance costs and a prepayment premium fee. Additionally, the income in the first half of 2013 included a $35 million gain related to our legal settlement with Deloitte and Touch LLP. For more information concerning: (i) the sale of the Mahindra Joint Ventures, see Note 2, Discontinued Operations and Other Divestitures, (ii) the $300 million principal repayment, see Note 7, Debt, and (iii) the legal settlement, see Note 12, Commitments and Contingencies, all to the accompanying consolidated financial statements.
In the second quarter and first half of 2012, the Company was unfavorably impacted by the fluctuations of foreign exchange rates, primarily due to the strengthening of the U.S. Dollar against the Brazilian Real. Also contributing to the expense in the first half of 2012 were costs related to the early redemption of a portion of our Senior Notes, which included charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs.
Equity in income (loss) of non-consolidated affiliates
We recognized net income from our equity interest in non-consolidated affiliates of $4 million and $3 million in the second quarter and first half of 2013, respectively, compared to net losses of $4 million and $11 million in the respective prior year periods. In the second quarter of 2013,we sold our stake in the Mahindra Joint Ventures. The losses recognized in the prior periods were primarily attributable to the Mahindra Joint Ventures. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In the second quarter and first half of 2013, we recognized income tax expense of $22 million and $37 million, respectively, compared to an income tax benefit of $123 million and $199 million in the respective prior year periods. In fourth quarter of 2012, we increased our deferred tax valuation allowances on our U.S. deferred tax assets. In the second quarter and first half of 2013, as a result of our deferred tax valuation allowances on our U.S. deferred tax assets, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate, and our U.S. tax was limited to certain current state income taxes, federal refundable credits, and other discrete items. In 2012, the ordinary loss and related tax benefit for U.S. operations were included in the effective tax rate in the respective prior year periods.
In the second quarter of 2012, we recognized an income tax benefit of $181 million from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets. Partially offsetting the income tax benefit recognized was an income tax expense of $61 million, resulting from a second quarter of 2012 change in the estimated annual effective tax rate. The change was the result of updates to our 2012 forecasted earnings and the jurisdictional mix. The income tax benefit recognized in the first half of 2012 was primarily from the valuation allowance release and the losses incurred in the U.S.
We had $1.1 billion of U.S. net operating losses and $214 million of tax credit carryforwards as of October 31, 2012. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For additional information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in 2013 and 2012 relates to Ford Motor Company's ("Ford") non-controlling interest in our BDP subsidiary.
Loss from discontinued operations, net of tax
In the second quarter and first half of 2013, we incurred a loss from discontinued operations of $21 million and $30 million, respectively, compared to a loss of $34 million and $43 million in the respective prior year periods. The losses from discontinued operations were from certain operations of the Monaco business and the WCC operations. In the second quarter of 2012, we incurred a charge of $28 million for the impairment of certain intangible assets, which resulted from our decision to idle WCC. In the second quarter of 2013, WCC recognized a warranty recovery of $13 million. In March 2013, we divested our interest in WCC. The impact of these events on the comparative results were partially offset by charges of $25 million related to the divestiture of substantially all of our interest in these operations of Monaco in May 2013. As a result of this divestiture, we recorded charges of $25 million in the second quarter of 2013, primarily consisting of charges for the impairment of certain assets and the expected loss from the divestiture. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Segment Results of Continuing Operations
We operate in four reporting segments: Truck, Engine, Parts (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations, both of which were previously included as part of the Truck segment. The financial information for the prior periods has been restated to reflect this change in presentation. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
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
Truck Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Truck segment sales - U.S. and Canada	$1,266	$1,962	$(696)	(35)%	$2,702	$3,762	$(1,060)	(28)%
Truck segment sales - ROW	253	356	(103)	(29)%	495	678	(183)	(27)%
Total Truck segment sales, net	$1,519	$2,318	$(799)	(34)%	$3,197	$4,440	$(1,243)	(28)%
Truck segment loss	$(109)	$(45)	$(64)	142%	$(167)	$(72)	$(95)	132%
Segment sales
In the second quarter and first half of 2013, the Truck segment net sales decrease of $799 million and $1.2 billion, or 34% and 28%, respectively, was primarily due to lower sales in our "traditional" market, reflecting reduced sales volumes across all truck classes as we transition our engine strategy, as well as the impact of lower industry volumes. Additionally, our military sales were lower reflecting lower chargeouts and service revenue.
Chargeouts from our "traditional" market were down 34% and 29%, respectively. The declines in chargeouts reflected lower chargeouts of combined Class 8 trucks and our Class 6 and 7 medium trucks.
Also in the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, relating to certain third-party equipment financings by GE that we have accounted for as borrowings. In the second quarter and first half of 2013, correcting the errors resulted in a net decrease of $124 million and $113 million, respectively, to net sales related to prior periods. For more information, see Note 1, Summary of Significant Accounting Policies to the accompanying consolidated financial statements.
Segment loss
In the second quarter and first half of 2013, the increase in the Truck segment loss of $64 million and $95 million, respectively, reflects the impact of our engine emission strategy. We have been successful in meeting our product launches, and experienced no production gaps during our transition in the first half of 2013; however, we have experienced lower volumes and associated margins in our "traditional" market. To a lesser extent, we have also experienced some pressure on pricing. In the second quarters of 2013 and 2012, the Truck segment recorded charges of $33 million and $24 million, respectively, both related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. Additionally, the Truck segment recognized charges of $8 million and $23 million, respectively, for accelerated depreciation of certain assets, primarily related to the planned closure of our Garland Facility. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements. Also contributing to the increase in the loss were lower margins from sales of used trucks.
Partially offsetting these factors were decreases in the second quarter and first half of 2013 in SG&A expenses and Engineering and product development costs. The lower SG&A expenses reflect impacts from our 2012 cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, partially offset by costs to integrate the Cummins SCR after-treatment systems with our MaxxForce 13L engine and the Cummins 15L engine with the SCR after-treatment system into certain truck models.
In the second quarter of 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra. As a result, the Truck segment recorded a gain of $16 million related to the sale of the Company's interest in MNAL to Mahindra. In the second quarter and first half of 2012, the Truck segment incurred losses of $7 million and $15 million, respectively, related to MNAL. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Engine Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Engine segment sales - U.S. and Canada	$401	$576	$(175)	(30)%	$872	$1,154	$(282)	(24)%
Engine segment sales - ROW	343	318	25	8%	612	599	13	2%
Total Engine segment sales, net	$744	$894	$(150)	(17)%	$1,484	$1,753	$(269)	(15)%
Engine segment loss	$(138)	$(108)	$(30)	28%	$(165)	$(228)	$63	(28)%
Segment sales
In the second quarter and first half of 2013, the Engine segment net sales decrease of $150 million and $269 million, or 17% and 15%, respectively, was primarily due to lower net sales in U.S. and Canada, partially offset by higher net sales in ROW. The decreases in the U.S. and Canada net sales were primarily due to lower intercompany sales in the U.S. The increases in ROW net sales reflect higher net sales from our South America operations, resulting from higher volumes. The increase in volumes in our South American operations was partially offset by lower average-selling-prices resulting from a shift to contract manufacturing of certain 3rd party engines.
Segment loss
In the second quarter and first half of 2013, the Engine segment incurred a loss of $138 million and $165 million, respectively, primarily due to higher warranty costs, which included significant charges related to adjustments to pre-existing warranties and the impact of low volumes from intercompany sales in the U.S. The Engine segment recognized charges for adjustments to pre-existing warranties of $107 million and $136 million, respectively, compared to $78 million and $190 million in the respective prior year periods. The charges for adjustments to pre-existing warranties were primarily related to certain 2010 emission standard engines. Additionally in the second quarter of 2013, the charges included costs related to certain field campaigns we initiated to address issues in products sold. Partially offsetting these charges for warranty was recognition of a warranty recovery of $27 million in the first half of 2013.
Additionally in the second quarter and first half of 2013, the Engine segment recorded charges of $12 million and $22 million, respectively, for NCPs, primarily for certain 13L engine sales, compared to charges of $10 million in the second quarter of 2012. In the first half of 2013, the segment also incurred charges of $12 million for accelerated depreciation of certain assets, primarily related to the discontinuation of our MaxxForce15L engine.
The comparative results of the Engine segment were also impacted by lower Engineering and product development costs, lower SG&A expenses, improvements in our South American operations, the impact of the decrease in intercompany sales in the U.S., and an increase in charges of $29 million for adjustments to pre-existing warranties. The decrease in Engineering and product development costs were primarily due to lower engineering spend related to meeting the Euro V emissions regulations in South America in 2012, coupled with project rationalization of certain engineering programs and other cost-reduction initiatives. The decrease in SG&A expenses were driven by the impact of our 2012 cost-reduction initiatives. Our South American business improvement reflects the impact of increased volumes and lower warranty charges, partially offset by the impact of a shift to contract manufacturing of certain 3rd party engines. In addition, in the second quarter of 2013, the Engine segment recognized a gain of $12 million related to the sale of the Company's interest in MNEPL to Mahindra.
Contributing to the improvement in results for the first half of 2013, compared to 2012, was the decrease in charges of $54 million for adjustments to pre-existing warranties, partially offset by the increase in charges of $12 million for NCPs, as well as the charges of $12 million for accelerated depreciation .

Parts Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Parts segment sales - U.S. and Canada	$473	$437	$36	8%	$973	$860	$113	13%
Parts segment sales - ROW	57	59	(2)	(3)%	109	105	4	4%
Total Parts segment sales, net	$530	$496	$34	7%	$1,082	$965	$117	12%
Parts segment profit	$91	$41	$50	122%	$177	$91	$86	95%
Segment sales
In the second quarter and first half of 2013, the Parts segment net sales increase of $34 million and $117 million, or 7% and 12%, respectively, was primarily due to higher military sales. The increase in military sales is primarily related to upgrade kits, as well as the impact of the definitization of pricing on certain contracts.
Segment profit
In the second quarter and first half of 2013, the increase in Parts segment profit of $50 million and $86 million, respectively, was primarily driven by margin improvements in our commercial markets, the increase in military sales, which includes the impact of product mix and the definitization of pricing on certain contracts. Also contributing to the improved results were lower SG&A expenses that reflect the impact of our 2012 cost-reduction initiatives.
Additionally, the second quarter of 2012 included a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Financial Services Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Financial Services segment revenues - U.S. and Canada(A)	$39	$51	$(12)	(24)%	$80	$104	$(24)	(23)%
Financial Services segment revenues - ROW	19	16	3	19%	37	31	6	19%
Total Financial Services segment revenues, net	$58	$67	$(9)	(13)%	$117	$135	$(18)	(13)%
Financial Services segment profit	$19	$26	$(7)	(27)%	$41	$53	$(12)	(23)%
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
In the second quarter and first half of 2013, the Financial Services segment net revenues decrease of $9 million and $18 million, or 13% in both periods, was primarily driven by the continued decline in the average finance receivable balances, partially offset by higher revenue from operating leases. The decline in the average retail finance receivable balance is reflective of the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations. Revenues from wholesale notes also declined, primarily due to lower average dealer inventory levels resulting from lower truck sales.
Segment profit
In the second quarter and first half of 2013, the decrease in Financial Services segment profit of $7 million and $12 million, respectively, was primarily due to lower net interest margin, reflecting the decline in the average finance receivables balances. Additionally, the Financial Services segment incurred restructuring charges related to the relocation of certain operations to our world headquarters.

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

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	3,800	3,800	—	—%	8,800	7,900	900	11%
Class 6 and 7 medium trucks	16,900	19,100	(2,200)	(12)%	31,200	35,900	(4,700)	(13)%
Class 8 heavy trucks	37,500	47,100	(9,600)	(20)%	78,800	95,900	(17,100)	(18)%
Class 8 severe service trucks(B)	10,600	10,200	400	4%	21,500	20,600	900	4%
Total "traditional" markets	68,800	80,200	(11,400)	(14)%	140,300	160,300	(20,000)	(12)%
Combined class 8 trucks	48,100	57,300	(9,200)	(16)%	100,300	116,500	(16,200)	(14)%
Navistar "traditional" retail deliveries	12,300	18,600	(6,300)	(34)%	25,100	36,200	(11,100)	(31)%
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
Truck segment retail delivery market share
The following table summarizes our approximate retail delivery market share percentages for the class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
Class 6 and 7 medium trucks	26%	25%	34%	36%	36%

Class 8 heavy trucks	12%	11%	13%	15%	15%
Class 8 severe service trucks(A)	22%	26%	30%	30%	30%
Combined class 8 trucks	15%	14%	17%	18%	18%
_________________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck segment net orders
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher chargeouts (discussed below) for our Truck segment.

The following table summarizes our approximate net orders for "traditional" units:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	3,100	3,200	(100)	(3)%	4,600	5,300	(700)	(13)%
Class 6 and 7 medium trucks	3,800	6,300	(2,500)	(40)%	7,100	11,700	(4,600)	(39)%
Class 8 heavy trucks	4,400	5,600	(1,200)	(21)%	10,200	13,700	(3,500)	(26)%
Class 8 severe service trucks(B)	2,500	3,000	(500)	(17)%	4,400	7,000	(2,600)	(37)%
Total "traditional" markets	13,800	18,100	(4,300)	(24)%	26,300	37,700	(11,400)	(30)%
Combined class 8 trucks	6,900	8,600	(1,700)	(20)%	14,600	20,700	(6,100)	(29)%
_________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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
The following table summarizes our approximate backlog for "traditional" units:

	As of April 30,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,300	2,100	200	10%
Class 6 and 7 medium trucks	2,300	6,500	(4,200)	(65)%
Class 8 heavy trucks	6,600	8,100	(1,500)	(19)%
Class 8 severe service trucks(B)	2,600	3,600	(1,000)	(28)%
Total "traditional" markets	13,800	20,300	(6,500)	(32)%
Combined class 8 trucks	9,200	11,700	(2,500)	(21)%
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)
Truck segment backlog includes CAT-branded units sold to Caterpillar under our North America supply agreement, and the backlog as of January 31, 2012 was adjusted by 200 units to reflect the inclusion of these CAT-branded units.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,500	2,600	(100)	(4)%	4,500	4,300	200	5%
Class 6 and 7 medium trucks	4,500	7,100	(2,600)	(37)%	8,600	11,400	(2,800)	(25)%
Class 8 heavy trucks	4,500	7,200	(2,700)	(38)%	9,100	15,200	(6,100)	(40)%
Class 8 severe service trucks(B)	2,100	3,600	(1,500)	(42)%	4,500	6,900	(2,400)	(35)%
Total "traditional" markets	13,600	20,500	(6,900)	(34)%	26,700	37,800	(11,100)	(29)%
Non "traditional" military(C)	300	400	(100)	(25)%	600	600	—	—%
"Expansion" markets(D)	5,900	7,300	(1,400)	(19)%	12,500	14,500	(2,000)	(14)%
Total worldwide units(E)	19,800	28,200	(8,400)	(30)%	39,800	52,900	(13,100)	(25)%
Combined class 8 trucks	6,600	10,800	(4,200)	(39)%	13,600	22,100	(8,500)	(38)%
Combined military(F)	400	400	—	—%	700	1,400	(700)	(50)%
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)
Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement, and the chargeouts for the first quarter of 2012 were adjusted by 200 units to reflect the inclusion of these CAT-branded units.

(C)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(D)
Includes chargeouts related to Blue Diamond Truck ("BDT") of 1,600 units and 1,700 units during the three months ended April 30, 2013 and 2012, respectively and 3,900 units and 3,200 units during the six months ended April 30, 2013 and 2012, respectively.

(E)
Excludes chargeouts related to: (i) RV towables of 1,000 units and 800 units during the three months ended April 30, 2013 and 2012, respectively, and 1,700 units and 1,400 units during the six months ended April 30, 2013 and 2012, respectively, and (ii) units, previously included in "Expansion" markets that were restated as a result of Monaco and WCC being classified as discontinued operations, of 200 units and 200 units during the three months ended April 30, 2013 and 2012 and 400 units and 400 units during the six months ended April 30, 2013 and 2012, respectively.

(F)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2013	2012	Change		2013	2012	Change
OEM sales-South America	30,800	25,300	5,500	22%	56,400	49,400	7,000	14%
Intercompany sales	15,100	23,400	(8,300)	(35)%	31,600	45,000	(13,400)	(30)%
Other OEM sales	2,300	2,000	300	15%	4,200	4,200	—	—%
Total sales	48,200	50,700	(2,500)	(5)%	92,200	98,600	(6,400)	(6)%

Liquidity and Capital Resources

(in millions)	April 30, 2013	October 31, 2012	April 30, 2012
Consolidated cash and cash equivalents	$505	$1,087	$400
Consolidated marketable securities	733	466	337
Consolidated cash, cash equivalents and marketable securities at end of the period	$1,238	$1,553	$737
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
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar, Inc.'s existing Asset-Based Credit Facility and Navistar, Inc. entered into an Amended and Restated Asset-Based Credit Facility with a commitment amount of up to $175 million. The Term Loan Credit Facility is intended to: (i) support the adoption of an after-treatment solution to accelerate delivery of our next generation clean engine solution, (ii) support the market transition plan for Class 8 engine sales, and (iii) improve our financial flexibility. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and modified the maturity date to August 17, 2017. We also utilized proceeds from the March 2013 issuance of $300 million of additional Senior Notes to make a principal repayment of $300 million against our Senior Secured Term Loan Credit Facility. For additional information, see Note 7, Debt, to the accompanying consolidated financial statements.
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of an over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. The Company received proceeds from the exercise of the over-allotment, net of underwriting discounts and commissions, of $14 million in the first quarter of 2013.
Consolidated cash, cash equivalents and marketable securities was $1.2 billion at April 30, 2013, which includes $34 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Six Months Ended April 30, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(237)	$194	$(43)
Net cash used in investing activities	(556)	(20)	(576)
Net cash provided by (used in) financing activities	205	(163)	42
Effect of exchange rate changes on cash and cash equivalents	(6)	1	(5)
Increase (decrease) in cash and cash equivalents	(594)	12	(582)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$465	$40	$505

	Six Months Ended April 30, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(214)	$263	$49
Net cash provided by investing activities	181	144	325
Net cash used in financing activities	(87)	(423)	(510)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)
Decrease in cash and cash equivalents	(124)	(15)	(139)
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$364	$36	$400
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the six months ended April 30, 2013 and 2012 was $237 million and $214 million, respectively. The net increase in cash used in the first six months of 2013, versus the comparable period in 2012, was primarily attributable to a negative impact from the change in accounts receivable and other non-current liabilities, partially offset by a lower pre-tax loss and net improvements in the change in inventory and other current liabilities.
Cash paid for interest, net of amounts capitalized, was $103 million and $62 million for the six months ended April 30, 2013 and 2012, respectively.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities for the six months ended April 30, 2013 was $556 million, compared to cash provided of $181 million in the same period of 2012. The net increase in cash used in the first six months of 2013 was primarily attributable to higher purchases and lower sales of marketable securities. These items were partially offset by lower capital expenditures, lower investments in non-consolidated affiliates, and the receipt of proceeds from the sale of the Mahindra Joint Ventures.
Also impacting the investing activities were increased purchases of equipment leased to others. Certain third-party equipment financings by GE are accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. In the second quarter of 2013, the Company recorded out-of-period adjustments for the correction of prior-period errors, which included recognizing Purchases of equipment leased to others of $184 million related to periods prior to fiscal 2013.
Manufacturing Cash Flow from Financing Activities
Cash provided by financing activities for the six months ended April 30, 2013 was $205 million, compared to $87 million of cash used in the same period of 2012. The net improvement in cash flow from financing activities was primarily attributable to share repurchases in 2012 that were not repeated in 2013, partially offset by the purchase of certain manufacturing equipment that was leased from a third-party. In addition, as described above, certain out-of-period adjustments for the correction of prior-period errors, which included recognizing Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013, which contributed to the increase in cash provided by financing activities.

Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the six months ended April 30, 2013 and 2012 was $194 million and $263 million, respectively. The net decrease in cash provided by operating activities for 2013, versus the comparable period in 2012 was primarily due to the lower margin by which the retail notes portfolio liquidations exceeded originations, as well as lower income.
Cash paid for interest, net of amounts capitalized, was $27 million and $41 million for six months ended April 30, 2013 and 2012, respectively. The decrease for 2013 compared to 2012 is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities for the six months ended April 30, 2013 was $20 million, compared to cash provided of $144 million for the same period in 2012. Reductions in restricted cash levels required under our secured borrowings were the primary sources of cash from investing activities in 2013 and 2012. In 2013, the reduction in cash provided from this source corresponds to lower retail securitization balances. Additionally, there were increased investments in marketable securities and equipment under operating leases in 2013. In 2012, the reduction in restricted cash resulted from the maturity and repayment of $250 million of investor notes in January 2012, net of principal accumulation.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the six months ended April 30, 2013 and 2012 was $163 million and $423 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The decrease is primarily due to the lower margin by which periodic payments on our funding facilities exceeded new funding requirements, and the effect of the repayment of the $250 million of investor notes in January 2012, net of principal accumulation.
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
For the three and six months ended April 30, 2013, we contributed $30 million and $57 million, respectively, and for the three and six months ended April 30, 2012, we contributed $53 million and $82 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $109 million during the remainder of 2013. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2014 through 2016, the Company will be required to contribute at least $200 million per year to the plans, depending on asset performance and discount rates.
For more information, see Note 8, Postretirement Benefits, to the accompanying consolidated financial statements.

Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and The National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and/or greenhouse gas regulations. On April 14, 2012, Canada issued for comment proposed greenhouse gas emissions regulations (the "Canadian Proposal"), which are similar to the U.S. regulations. Those regulations became final in February 2013. The regulations are substantially aligned with U.S. greenhouse gas regulations. We expect that heavy duty vehicle and engine fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2012. During the six months ended April 30, 2013, there were no significant changes in our application of our critical accounting policies.
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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2012. During the six months ended April 30, 2013, there have been no significant changes in our exposure to market risk.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1.     Legal Proceedings
During the six months ended April 30, 2013, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012, except: (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended January 31, 2013; and (ii) those disclosed below:
Lis Franco de Toledo, et. al. vs Syntex do Brasil and IIAA
In January 2013, Wyeth filed an appeal to the San Paulo court's December 2012 decision, and in April 2013, MWM filed an answer to the appeal.
In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$13 million at April 30, 2013).
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement (“Notice”) from the California Air Resources Board (“CARB”). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2 million, among other proposed settlement terms.  The Company is in discussions with the CARB regarding this matter.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our current Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the “10b5 cases”) contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of the U.S. Environmental Protection Agency (“EPA”) certification of our EGR technology to meet 2010 EPA emission standards.  The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief.
In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and officers.  The complaint alleges, among other things, that certain of our current and former directors and officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b5 cases.  The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. Pursuant to a court order in May 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b5 cases.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford Motor Company in the federal court for the Northern District of Illinois.  The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L Power Stroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct.  For relief, Darne seeks dollar damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel.  Darne also asks the Court to award punitive damages and restitution/disgorgement.
For further information regarding these and other legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

Item 1A.	Risk Factors
During the six months ended April 30, 2013, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. The Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock. During the three months ended April 30, 2013, four directors elected to defer all or a portion of their annual retainer fees in shares, and were credited with an aggregate of 2,632.734 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $34.19. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended April 30, 2013.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-13
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-15
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16
(99.1)	Additional Financial Information (Unaudited)	E-17
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Senior Vice President and Controller
(Principal Accounting Officer)
June 10, 2013