Form 10-Q
period 2013-07-31
NAVISTAR INTERNATIONAL CORP
filed 2013-09-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 31, 2013, the number of shares outstanding of the registrant’s common stock was 80,423,213, net of treasury shares.

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

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our voluntary separation program, involuntary reductions in force, and other actions to reduce discretionary spending;

•	our implementation of a Return-On-Invested Capital methodology;

•	our realigning our management structure around functional expertise;

•	our changes to our organizational and segment reporting structures expected to be completed in the near future;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations relating to the availability of sufficient funds to meet operating requirements, capital expenditures, equity investments and strategic acquisitions;

•
our anticipated costs relating to the development of our emissions solutions products and other product modifications that may be required to meet other federal, state, and foreign regulatory requirements;

•	our anticipated capital expenditures;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	costs relating to litigation and similar matters, including costs associated with the shareholder class action complaints and the derivative complaints;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
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

PART I—Financial Information

Item 1.	Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2013	2012	2013	2012
Sales and revenues
Sales of manufactured products, net	$2,820	$3,204	$7,905	$9,387
Finance revenues	41	42	119	129
Sales and revenues, net	2,861	3,246	8,024	9,516
Costs and expenses
Costs of products sold	2,547	2,800	7,196	8,350
Restructuring charges	6	4	14	23
Asset impairment charges	17	—	17	10
Selling, general and administrative expenses	308	322	905	1,049
Engineering and product development costs	99	135	310	402
Interest expense	76	59	240	182
Other expense (income), net	22	12	(35)	33
Total costs and expenses	3,075	3,332	8,647	10,049
Equity in income (loss) of non-consolidated affiliates	3	(10)	6	(21)
Loss from continuing operations before income taxes	(211)	(96)	(617)	(554)
Income tax benefit (expense)	(16)	188	(53)	387
Income (loss) from continuing operations	(227)	92	(670)	(167)
Income (loss) from discontinued operations, net of tax	(10)	4	(40)	(39)
Net income (loss)	(237)	96	(710)	(206)
Less: Net income attributable to non-controlling interests	10	12	34	35
Net income (loss) attributable to Navistar International Corporation	$(247)	$84	$(744)	$(241)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(237)	$80	$(704)	$(202)
Income (loss) from discontinued operations, net of tax	(10)	4	(40)	(39)
Net income (loss)	$(247)	$84	$(744)	$(241)

Earnings (loss) per share:
Basic:
Continuing operations	$(2.94)	$1.16	$(8.76)	$(2.92)
Discontinued operations	(0.12)	0.06	(0.49)	(0.57)
	$(3.06)	$1.22	$(9.25)	$(3.49)

Diluted:
Continuing operations	$(2.94)	$1.16	$(8.76)	$(2.92)
Discontinued operations	(0.12)	0.06	(0.49)	(0.57)
	$(3.06)	$1.22	$(9.25)	$(3.49)

Weighted average shares outstanding:
Basic	80.6	68.7	80.4	69.1
Diluted	80.6	68.9	80.4	69.1

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Net income (loss) attributable to Navistar International Corporation	$(247)	$84	$(744)	$(241)
Other comprehensive income (loss):
Foreign currency translation adjustment	(91)	(61)	(71)	(139)
Defined benefit plans (net of tax of $(1), $13, $(2), and $36 respectively)	39	23	117	63
Total other comprehensive income (loss)	(52)	(38)	46	(76)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(299)	$46	$(698)	$(317)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions, except per share data)	July 31, 2013	October 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$425	$1,087
Restricted cash and cash equivalents	78	—
Marketable securities	708	466
Trade and other receivables, net	777	749
Finance receivables, net	1,590	1,663
Inventories	1,336	1,537
Deferred taxes, net	77	74
Other current assets	273	261
Total current assets	5,264	5,837
Restricted cash	92	161
Trade and other receivables, net	30	94
Finance receivables, net	381	486
Investments in non-consolidated affiliates	80	62
Property and equipment (net of accumulated depreciation and amortization of $2,393 and $2,228)	1,714	1,660
Goodwill	255	280
Intangible assets (net of accumulated amortization of $91 and $78)	143	171
Deferred taxes, net	172	189
Other noncurrent assets	110	162
Total assets	$8,241	$9,102
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$820	$1,205
Accounts payable	1,546	1,686
Other current liabilities	1,569	1,462
Total current liabilities	3,935	4,353
Long-term debt	3,904	3,566
Postretirement benefits liabilities	3,285	3,405
Deferred taxes, net	38	42
Other noncurrent liabilities	1,012	996
Total liabilities	12,174	12,362
Redeemable equity securities	4	5
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 and 86.0 shares issued, respectively; and $0.10 par value per share and 220 shares authorized, at both dates)	9	9
Additional paid in capital	2,459	2,440
Accumulated deficit	(3,909)	(3,165)
Accumulated other comprehensive loss	(2,279)	(2,325)
Common stock held in treasury, at cost (6.4 and 6.8 shares, respectively)	(255)	(272)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,972)	(3,310)
Stockholders’ equity attributable to non-controlling interests	35	45
Total stockholders’ deficit	(3,937)	(3,265)
Total liabilities and stockholders’ deficit	$8,241	$9,102

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2013	2012
Cash flows from operating activities
Net loss	$(710)	$(206)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	225	209
Depreciation of equipment leased to others	105	37
Deferred taxes, including change in valuation allowance	19	(405)
Impairment of property and equipment and intangible assets	25	38
Gain on sales of investments and businesses, net	(13)	—
Amortization of debt issuance costs and discount	43	31
Stock-based compensation	19	16
Provision for doubtful accounts, net of recoveries	16	—
Equity in loss of non-consolidated affiliates, net of dividends	5	27
Write-off of debt issuance cost and discount	6	8
Other non-cash operating activities	(60)	5
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	354	586
Net cash provided by operating activities	34	346
Cash flows from investing activities
Purchases of marketable securities	(1,070)	(672)
Sales or maturities of marketable securities	828	1,230
Net change in restricted cash and cash equivalents	(9)	48
Capital expenditures	(136)	(250)
Purchases of equipment leased to others	(351)	(49)
Proceeds from sales of property and equipment	22	12
Investments in non-consolidated affiliates	(25)	(18)
Business acquisitions, net of cash received	—	(12)
Proceeds from sales of affiliates	50	1
Acquisition of intangibles	—	(14)
Net cash provided by (used in) investing activities	(691)	276
Cash flows from financing activities
Proceeds from issuance of securitized debt	279	1,155
Principal payments on securitized debt	(501)	(1,532)
Proceeds from issuance of non-securitized debt	390	717
Principal payments on non-securitized debt	(438)	(582)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	87	(195)
Principal payments under financing arrangements and capital lease obligations	(55)	(30)
Debt issuance costs	(16)	(20)
Proceeds from financed lease obligations	276	—
Issuance of common stock	14	—
Purchase of treasury stock	—	(75)
Proceeds from exercise of stock options	9	2
Dividends paid by subsidiaries to non-controlling interest	(35)	(44)
Other financing activities	4	(3)
Net cash provided by (used in) financing activities	14	(607)
Effect of exchange rate changes on cash and cash equivalents	(19)	(7)
Increase (decrease) in cash and cash equivalents	(662)	8
Cash and cash equivalents at beginning of the period	1,087	539
Cash and cash equivalents at end of the period	$425	$547

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(744)			34	(710)
Total other comprehensive income					46			46
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			14					14
Stock ownership programs			(9)			17		8
Cash dividends paid to non-controlling interest							(35)	(35)
Issuance of common stock, net of issuance costs and fees			14					14
Deconsolidation of a non-controlling interest							(9)	(9)
Other			(1)					(1)
Balance as of July 31, 2013	$3	$9	$2,459	$(3,909)	$(2,279)	$(255)	$35	$(3,937)

Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(241)			35	(206)
Total other comprehensive loss					(76)			(76)
Stock-based compensation			14					14
Stock ownership programs			(10)			11		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(44)	(44)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
Other		1				(1)		—
Balance as of July 31, 2012	$3	$8	$2,274	$(396)	$(2,020)	$(276)	$44	$(363)

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
Out-Of-Period Adjustments
Included in the results of operations for the nine months ended July 31, 2013 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for certain sales transactions. In March 2010, we entered into an operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The determination was made that certain sales that were ultimately financed by GE did not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property. As a result, the transactions should have been accounted for as borrowings, resulting in the proceeds from the transfer being recorded as an obligation and amortized to revenue over the term of the financing. In addition, the financed equipment should have been accounted for as operating leases with the equipment transferred from inventory to equipment leased to others and depreciated over the term of the financing.
Correcting the errors, which were not material to any of the prior periods, resulted in an $8 million increase to Net income (loss) in our Consolidated Statements of Operations for the nine months ended July 31, 2013. The impact of the correction on our results for the nine months ended July 31, 2013 related to prior periods includes: (i) an $113 million net decrease to both Sales of manufactured products, net and Costs of products sold, which Costs of products sold also included $37 million of additional depreciation expense, and (ii) an $8 million increase to Interest expense. In addition, in our Condensed Consolidated Statements of Cash Flows we recognized Purchases of equipment leased to others of $184 million and Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013. The impact of the corrections was not material to any of our Consolidated Balance Sheets.

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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $295 million and $246 million and liabilities of $166 million and $109 million as of July 31, 2013 and October 31, 2012, respectively, from BDP and BDT, including $61 million and $26 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion at both July 31, 2013 and October 31, 2012, and liabilities of $791 million and $914 million as of July 31, 2013 and October 31, 2012, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $283 million and $359 million and related liabilities of $58 million and $157 million as of July 31, 2013 and October 31, 2012, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
We have a goodwill balance of $255 million as of July 31, 2013.  During the third quarter of 2013, a Brazilian reporting unit with goodwill of $140 million, experienced declines in profitability and the loss of a high volume customer. As a result of these factors as well as slower than expected growth in the Brazilian economy and a weakening of the Brazilian currency we performed an impairment analysis prior to our annual assessment test date of August 1st.  Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. The income approach was used in assessing impairment for the reporting unit and is based on discounted cash flows which are derived from internal forecasts and economic expectations. As a result of the goodwill impairment analysis, we determined that the goodwill was not impaired and that the fair value of the reporting unit exceeded its carrying amount by approximately 6%.
It is reasonably possible within the next twelve months we could recognize goodwill impairment charges for this reporting unit if we have further declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2013	2012
Balance at beginning of period	$1,118	$598
Costs accrued and revenues deferred	342	353
Divestitures	(3)	—
Currency translation adjustment	(3)	(4)
Adjustments to pre-existing warranties(A)(B)	252	259
Payments and revenues recognized	(484)	(324)
Balance at end of period	1,222	882
Less: Current portion	618	448
Noncurrent accrued product warranty and deferred warranty revenue	$604	$434
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

In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million, or $0.50 per diluted share. In the second quarter of 2013, we recorded adjustments for changes in estimates of $164 million, or $2.04 per diluted share. In the third quarter of 2013, we recorded adjustments for changes in estimates of $48 million, or $0.60 per diluted share. The impact of income taxes on the 2013 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
In the first quarter of 2012, adjustments for changes in estimates amounted to $123 million, $75 million net of tax or $1.07 per diluted share. In the second quarter of 2012, we recorded adjustments for changes in estimates of $104 million, $63 million net of tax or $0.92. The impact of income taxes on the 2012 adjustments reflect the Company's 2012 estimated annual effective tax rate as of July 31, 2012.

(B)
In the first quarter of 2013, we recognized $13 million of charges for adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the first quarter of 2013, we reached agreement for reimbursement from this supplier for this amount and other costs previously accrued. As a result of this agreement, we recognized a recovery of $27 million within Costs of products sold and recorded a receivable within Other current assets. In the second quarter of 2013, we recognized a warranty recovery of $13 million within Loss from discontinued operations, net of tax and recorded a receivable within Other current assets.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The amount of deferred revenue related to extended warranty programs was $421 million and $364 million at July 31, 2013 and October 31, 2012, respectively. Revenue recognized under our extended warranty programs was $23 million and $63 million for the three and nine months ended July 31, 2013, respectively, and $17 million and $48 million for the three and nine months ended July 31, 2012, respectively. In the second quarters of 2013 and 2012, the Truck segment recognized charges of $33 million and $24 million, respectively, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. The majority of these changes are included in the adjustments to pre-existing warranties.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of July 31, 2013, approximately 4,800, or 55%, of our hourly workers and approximately 400, or 6%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements. In addition, for the nine months ended July 31, 2013, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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
Discontinued Operations
In the first quarter of 2013, the Company completed the idling of the Workhorse Custom Chassis ("WCC") operations, and in the second quarter of 2013, we completed the divestiture of the WCC business for an immaterial amount. For the three and nine months ended July 31, 2013 and 2012, the operating results of the WCC operations, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
In the first quarter of 2013, certain operations of the Monaco recreational vehicle ("RV") business ("Monaco") were determined to be held-for-sale. For the three and nine months ended July 31, 2013 and 2012, the operating results of these certain operations of Monaco, which were previously included as part of the Truck segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. In May 2013, we divested substantially all of our interest in these operations of Monaco. The cash consideration from the divestiture was $19 million. As a result of the divestiture, we impaired certain assets and recognized a loss totaling $24 million. The loss was included in the Income (loss) from discontinued operations, net of tax.
WCC and Monaco were not material to the Company's Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and have not been reclassified in the respective financial statements.
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2013	2012	2013	2012
Sales and revenues, net	$3	$73	$73	$153

Loss before income taxes	$(10)	$(5)	$(40)	$(62)
Income tax benefit	—	9	—	23
Income (loss) from discontinued operations, net of tax	$(10)	$4	$(40)	$(39)

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
Other Divestitures
In 2006 and 2008, we formed two joint ventures with Mahindra & Mahindra Ltd. ("Mahindra") in India, which operated under the names of Mahindra Navistar Automotives Ltd. ("MNAL") and Mahindra-Navistar Engines Private Ltd. ("MNEPL") (collectively, the "Mahindra Joint Ventures"). In February 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Company recognized a gain of $26 million in the first nine months of 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.
3. Restructurings and Impairments
Restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In the three and nine months ended July 31, 2013, the Company recognized restructuring charges of $6 million and $14 million, respectively, compared to $4 million and $23 million in the three and nine months ended July 31, 2012.
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
We continue to evaluate options to improve the efficiency and performance of our operations. Our focus is on improving our core North American Manufacturing operations performance. We are evaluating opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of our Manufacturing operations and/or divesting of non-core businesses. We expect these actions will result in additional restructuring and other related charges during 2013, including but not limited to; (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and pension curtailments. These charges could be significant.
In the third quarter of 2013, the Company recorded asset impairment charges of $17 million, of which $13 million was recognized by the Truck segment and $4 million was recognized by the Engine segment. These charges are the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations.
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
Garland Facility closure
In the fourth quarter of 2012, the Company committed to plans for the closure of the Garland Facility, which resulted in our Truck segment recognizing restructuring charges of $4 million for personnel costs related to employee terminations and related benefits. Beginning in early 2013, the Company began transitioning production from the Garland Facility to other North America operations that produce similar models. In the second quarter of 2013, production at the Garland Facility ceased. During 2013, we recognized $22 million of charges related to the planned closure, primarily from accelerated depreciation of certain assets related to the facility. We anticipate recognizing approximately $10 million of other related charges in the remainder 2013. We expect the restructuring charges relating to employee separation benefits will be paid during 2013.
Alabama Facility Sublease
In January 2012, the Company began leasing the Cherokee Facility and purchased certain machinery and equipment within the facility. In the second quarter of 2013, we signed an agreement to sublease a portion of the Cherokee Facility. The term of the sublease agreement runs through the remaining term of our operating lease, which ends in 2021.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at July 31, 2013
Employee termination charges	$72	$3	$(54)	$(5)	$16
Employee relocation costs	—	3	(3)	—	—
Lease vacancy	17	6	(6)	2	19
Other	—	5	(4)	—	1
Restructuring liability	$89	$17	$(67)	$(3)	$36

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at July 31, 2012
Employee termination charges	$31	$2	$(8)	$(4)	$21
Employee relocation costs	—	6	(6)	—	—
Lease vacancy	—	19	(2)	1	18
Other	8	2	(7)	(1)	2
Restructuring liability	$39	$29	$(23)	$(4)	$41
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.4 billion and $2.6 billion as of July 31, 2013 and October 31, 2012, respectively. Included in total assets are finance receivables of $2.0 billion and $2.1 billion as of July 31, 2013 and October 31, 2012, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net, consist of the following:

(in millions)	July 31, 2013	October 31, 2012
Retail portfolio	$841	$1,048
Wholesale portfolio	1,154	1,128
Total finance receivables	1,995	2,176
Less: Allowance for doubtful accounts	24	27
Total finance receivables, net	1,971	2,149
Less: Current portion, net(A)	1,590	1,663
Noncurrent portion, net	$381	$486
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2013 and October 31, 2012, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We transfer eligible finance receivables into the retail owner trust or the wholesale note owner trust in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $972 million and $1.1 billion as of July 31, 2013 and October 31, 2012, respectively. Other finance receivables pledged to secure borrowings were $117 million and $164 million as of July 31, 2013 and October 31, 2012, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues, net:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2013	2012	2013	2012
Retail notes and finance leases revenue	$19	$24	$60	$76
Wholesale notes interest	21	22	60	67
Operating lease revenue	13	10	37	30
Retail and wholesale accounts interest	8	8	21	26
Gross finance revenues	61	64	178	199
Less: Intercompany revenues	(20)	(22)	(59)	(70)
Finance revenues	$41	$42	$119	$129
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2013				Three Months Ended July 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$2	$34	$58	$26	$2	$17	$45
Provision for doubtful accounts, net of recoveries	2	—	3	5	1	—	—	1
Charge-off of accounts(A)	(1)	—	—	(1)	(1)	—	(2)	(3)
Other(B)	(1)	—	(2)	(3)	—	—	—	—
Allowance for doubtful accounts, at end of period	$22	$2	$35	$59	$26	$2	$15	$43

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	Nine Months Ended July 31, 2013				Nine Months Ended July 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries	1	2	13	16	(1)	—	2	1
Charge-off of accounts(A)	(7)	—	—	(7)	(4)	—	(4)	(8)
Other(B)	1	—	(2)	(1)	—	—	—	—
Allowance for doubtful accounts, at end of period	$22	$2	$35	$59	$26	$2	$15	$43
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for both the three and nine months ended July 31, 2013 and $1 million and $4 million for the three and nine months ended July 31, 2012, respectively.

(B)	Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	July 31, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$12	$—	$12	$14	$—	$14
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	10	—	10	9	—	9
Finance receivables on non-accrual status	9	—	9	10	—	10
For the impaired finance receivables in the retail portfolio as of July 31, 2013 and 2012, the average balances of those receivables were $12 million and $13 million during the nine months ended July 31, 2013 and 2012, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$783	$1,151	$1,934	$965	$1,126	$2,091
30-90 days past due	49	1	50	72	1	73
Over 90 days past due	9	2	11	11	1	12
Total finance receivables	$841	$1,154	$1,995	$1,048	$1,128	$2,176
6. Inventories
The following table presents the components of Inventories:

(in millions)	July 31, 2013	October 31, 2012
Finished products	$764	$833
Work in process	92	136
Raw materials	480	568
Total inventories	$1,336	$1,537

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt

(in millions)	July 31, 2013	October 31, 2012
Manufacturing operations:
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $5 and $9, respectively	$693	$991
8.25% Senior Notes, due 2021, net of unamortized discount of $23 and $28, respectively	1,177	872
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $32 and $50, respectively	538	520
Debt of majority-owned dealerships	54	60
Financing arrangements and capital lease obligations	82	140
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	23	30
Financed lease obligations	213	—
Other	33	67
Total Manufacturing operations debt	3,038	2,905
Less: Current portion	116	172
Net long-term Manufacturing operations debt	$2,922	$2,733

(in millions)	July 31, 2013	October 31, 2012
Financial Services operations:
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$791	$994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	837	763
Commercial paper, at variable rates, matured in 2013	—	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	58	78
Total Financial Services operations debt	1,686	1,866
Less: Current portion	704	1,033
Net long-term Financial Services operations debt	$982	$833
Manufacturing Operations
Senior Secured Term Loan Credit Facility, as Amended
In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. The Term Loan Credit Facility required quarterly principal amortization payments of 0.25% of the aggregate principal amount, with the balance due at maturity.
In April 2013, the Term Loan Credit Facility was amended (the “Amended Term Loan Credit Facility”), to: (i) change the maturity date of all borrowings under the Term Loan Credit Facility to August 17, 2017, (ii) lower the interest on all borrowings under the Term Loan Credit Facility to a rate equal to a base rate plus a spread of 350 basis points, or a Eurodollar rate plus a spread of 450 basis points with a London Interbank Offered Rate (“LIBOR”) floor that was reduced to 125 basis points, (iii) provide additional operating flexibility, and (iv) remove certain pledged assets as collateral from the Term Loan Credit Facility.
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
From the March 2013 sale of additional Senior Notes, the Company received net proceeds of approximately $310 million, which included an offering premium of $4 million and accrued interest of $10 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded in Other noncurrent assets and will be amortized through Interest expense. Both the offering premium and the debt issuance costs will be accreted over the life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.5%. The proceeds from the March 2013 sale of additional Senior Notes were used to make the April 2013 Principal Repayment.
On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.75%, 101.375%, and 100%, respectively, of the principal amount of the Senior Notes redeemed.
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
The Company may also redeem the Senior Notes at its election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the applicable premium, plus accrued and unpaid interest, to the redemption date. The applicable premium is defined as the greater of: 1% of the principal amount and the excess, if any, of (i) the present value as of such date of redemption of (A) the redemption price of such Senior Note on November 1, 2014, plus (B) all required interest payments due on such Senior Note through November 1, 2014, computed using a discount rate equal to the Treasury Rate (as defined in the debt agreement), plus 50 basis points over (ii) the then-outstanding principal of such Senior Note.
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
Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of the modification to the maturity date of the Amended Term Loan Credit Facility, as described above. The Amended and Restated Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points. As of July 31, 2013, we had no borrowings under the Amended and Restated Asset-Based Credit Facility.
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
In December 2012, our Mexican Financial Services operation settled all of its outstanding commercial paper under a program that expired in February 2013. Effective August 2013, our Mexican Financial Services operation entered into a new two-year commercial paper program for up to P$1 billion (the equivalent of approximately US$79 million at July 31, 2013).

8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2013, we contributed $29 million and $86 million, respectively, and for the three and nine months ended July 31, 2012, we contributed $30 million and $112 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $80 million to our pension plans during the remainder of 2013.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the nine months ended July 31, 2013 and 2012, as well as anticipated contributions for the remainder of 2013, are not material.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, no amounts were collected and deposited into the Base Trust in the nine months ended July 31, 2013, compared to $3 million collected and deposited into the Base Trust in the nine months ended July 31, 2012. In the three months ended July 31, 2013 and 2012, no amounts were collected and deposited into the Base Trust.
Components of Net Periodic Benefit Expense
The following table presents the components of net postretirement benefits expense included in our Consolidated Statements of Operations:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost for benefits earned during the period	$5	$5	$1	$1	$15	$13	$5	$5
Interest on obligation	36	43	16	20	108	129	47	62
Amortization of cumulative loss	31	27	7	10	95	82	22	30
Amortization of prior service benefit	1	1	(1)	(2)	1	1	(3)	(4)
Contractual termination benefits	—	—	—	—	—	—	—	(3)
Premiums on pension insurance	—	—	—	—	1	1	—	—
Expected return on assets	(48)	(49)	(8)	(8)	(142)	(145)	(25)	(26)
Net postretirement benefits expense	$25	$27	$15	$21	$78	$81	$46	$64

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $23 million in the three and nine months ended July 31, 2013, respectively, and $8 million and $32 million for the three and nine months ended July 31, 2012, respectively.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees pursuant to a certain Retiree Supplemental Benefit Program under the 1993 Settlement Agreement (“Supplemental Benefit Program”), is not part of the Company's consolidated financial statements. The assets of the Supplemental Trust arise from three sources: (i) the Company's 1993 contribution to the Supplemental Trust of 25.5 million shares of our Class B common stock, which were subsequently sold by the Supplemental Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company pursuant to a certain Supplemental Benefit Trust Profit Sharing Plan (“Supplemental Benefit Profit Sharing Plan”), and (iii) net investment gains on the Supplemental Trust's assets, if any.
The Company's contingent profit sharing obligations under the Supplemental Benefits Profit Sharing Plan will continue until certain funding targets defined by the 1993 Settlement Agreement are met ("Profit Sharing Cessation"). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Supplemental Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Supplemental Trust as necessary to make up for investment and/or actuarial losses. We have recorded no profit sharing accruals based on our estimate of 2013 results. For more information, see Note 12, Commitments and Contingencies, for a discussion of pending litigation regarding the Supplemental Benefit Profit Sharing Plan.
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. U.S. results in 2013, as well as certain foreign results in both 2013 and 2012, are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. Our effective tax rate in the third quarter and first nine months of 2013 differed from the U.S. statutory rate due to the geographical mix of the jurisdictions recognizing earnings or losses, and the impact from uncertain tax positions. Our effective tax rate for the third quarter of 2012 differed from the U.S. statutory rate due to $173 million of income tax benefit resulting from a third quarter change in the estimated 2012 annual effective tax rate. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2013, the amount of liability for uncertain tax positions was $90 million. If the unrecognized tax benefits are recognized, $84 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three and nine months ended July 31, 2013, the total interest and penalties related to our uncertain tax positions were $2 million and $8 million respectively, reflecting the ongoing resolution of audits in various jurisdictions.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	July 31, 2013				October 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$619	$—	$—	$619	$420	$—	$—	$420
Other	89	—	—	89	46	—	—	46
Derivative financial instruments:
Foreign currency contracts	—	3	—	3	—	—	—	—
Interest rate caps	—	2	—	2	—	—	—	—
Total assets	$708	$5	$—	$713	$466	$—	$—	$466
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$2	$—	$2	$—	$4	$—	$4
Foreign currency contracts	—	—	—	—	—	—	—	—
Guarantees	—	—	7	7	—	—	7	7
Total liabilities	$—	$2	$7	$9	$—	$4	$7	$11
The following tables present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,
	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at May 1	$(7)	$—	$(7)	$—
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	—	—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at July 31	$(7)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—

	Nine Months Ended July 31,
	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(7)	$—	$(6)	$(2)
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	—	(1)
Transfers out of Level 3	—	—	—	2
Issuances	—	—	(1)	—
Settlements	—	—	—	1
Balance at July 31	$(7)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
_________________________

(A)	For commodity contracts, losses are included in Cost of products sold.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents these financial instruments measured at fair value on a nonrecurring basis:

(in millions)	July 31, 2013	October 31, 2012
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$12	$14
Specific loss reserve	10	9
Fair value	$2	$5
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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. Our Loan Agreement underlying the 6.5% Tax Exempt Bonds is traded, but is illiquid, and as a result, is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	July 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$437	$437	$433
Notes receivable	—	—	16	16	15
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	676	676	693
8.25% Senior Notes, due 2021	1,252	—	—	1,252	1,177
3.0% Senior Subordinated Convertible Notes, due 2014(A)	580	—	—	580	538
Debt of majority-owned dealerships	—	—	54	54	54
Financing arrangements	—	—	49	49	78
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	237	—	237	225
Promissory Note	—	—	22	22	23
Financed lease obligations	—	—	213	213	213
Other	—	—	32	32	33
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	792	792	791
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	813	813	837
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	57	57	58

	October 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$613	$613	$618
Notes receivable	—	—	27	27	27
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	1,047	1,047	991
8.25% Senior Notes, due 2021	899	—	—	899	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	514	—	—	514	520
Debt of majority-owned dealerships	—	—	60	60	60
Financing arrangements	—	—	102	102	136
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	29	29	30
Other	—	—	67	67	67
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	994	994	994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	734	734	763
Commercial paper, at variable rates, matured in 2013	31	—	—	31	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	79	79	78
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended July 31, 2013 and 2012. None of our derivatives qualified for hedge accounting treatment during the three months ended July 31, 2013 or 2012.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at July 31, 2013 and $1 million was provided as collateral at October 31, 2012. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At July 31, 2013 and October 31, 2012, our exposure to the credit risk of others was $5 million and zero, respectively.
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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	July 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$2
Foreign currency contracts	Other current assets	3	Other current liabilities	—
Interest rate caps	Other noncurrent assets	2	Other noncurrent liabilities	—
Total fair value		$5		$2

	October 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	2
Total fair value		$—		$5

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Amount of Loss (Gain) Recognized
		Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)		2013	2012	2013	2012
Cross currency swaps	Other expense (income), net	$1	$—	$1	$1
Foreign currency contracts	Other expense (income), net	4	(2)	6	(5)
Commodity forward contracts	Costs of products sold	1	(5)	(1)	(7)
Total loss (gain)		$6	$(7)	$6	$(11)
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
The following table presents the outstanding foreign currency contracts as of July 31, 2013 and October 31, 2012:

(in millions)	Currency	Notional Amount		Maturity
As of July 31, 2013
Option collar contracts	EUR		€8	July 2013 - October 2013
Forward exchange contract	CAD	C$	50	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
As of October 31, 2012
Option collar contracts	EUR		€25	October 2012 - April 2013
Commodity Forward Contracts
During 2013 and 2012, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of July 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $4 million and outstanding steel contracts with aggregate notional values of $25 million. The commodity forward contracts have maturity dates ranging from July 2013 to December 2013. As of October 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $61 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, including interest-rate swaps, interest rate caps, and cross currency swaps. Interest-rate swaps involve the exchange of floating rate for fixed rate interest payments based on the contractual notional amounts in a single currency. As of July 31, 2013 and October 31, 2012, there were no interest rate swaps outstanding. Cross currency swaps involve the exchange of notional amounts and interest payments in different currencies. As of July 31, 2013 and October 31, 2012, the notional amount of our outstanding cross currency swaps was $30 million and $39 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings.
In May 2013, our Mexican Financial Services operation issued $79 million of variable-rate asset-backed securities with a maturity date of May 2018. To protect against the potential of rising interest rates, the terms require the purchase of interest rate caps with a notional amount of $79 million, all of which were outstanding as of July 31, 2013.

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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.4 billion and $1.2 billion of outstanding finance receivables as of July 31, 2013 and October 31, 2012, respectively, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.9 billion and $1.6 billion as of July 31, 2013 and October 31, 2012, respectively. Related to certain third-party equipment financings by GE and for which we have accounted for as borrowings, we have recognized equipment leased to others of $185 million and financed lease obligations of $213 million included in our Consolidated Balance Sheets as of July 31, 2013. For more information, see Note 1, Summary of Significant Accounting Policies.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. At July 31, 2013, the amount of available stand-by letters of credit and surety bonds was $61 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At July 31, 2013, we have $41 million of unused credit commitments outstanding under this program.
In addition, as of July 31, 2013, we have entered into various purchase commitments of $210 million and contracts that have cancellation fees of $53 million with various expiration dates through 2019.
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
Three sites formerly owned by us: (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $23 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2013. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
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
Retiree Health Care Litigation
In April 2010, the UAW and others ("Plaintiffs") filed a "Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement" (the "Shy Motion") in the U.S. District Court for the Southern District of Ohio (the "Court") relating to the 1993 Settlement Agreement. The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the "Part D Change"). The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-age 65 retirees ("Plan 2 Retirees") supplemental to the coverage provided by Medicare. Plan 2 Retirees paid the premiums for Medicare Part D drug coverage under the Part D Change. Plaintiffs claimed that the Part D Change violated the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.

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
In September 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also required the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. In October 2011, the Company filed a notice of appeal with the Appellate Court concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order, and in December 2012, the Appellate Court denied the Company's appeal, affirming the February 2011 and September 2011 Orders.
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the “Committee”), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint in the U.S. District Court for the Southern District of Ohio (the “Profit Sharing Complaint”). In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at July 31, 2013), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Kruse vs. Ford
We have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") regarding an alleged patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. The judge assigned to the Kruse Case stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminated the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents (U.S. Patent 6,058,904 and U.S. Patent 5,265,562), and ruled that these were in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third-party requests based upon substantial new questions of patentability. In July 2012, the U.S. Patent Office issued a Notice of Intent to allow all the claims in the two remaining Kruse patents, hence ending the second round of re-examination. Both patents expired on July 27, 2012. However, Kruse could still sue for any infringement prior to that date. On July 25, 2012, Kruse voluntarily dismissed with prejudice all claims against Ford Motor Company, and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Ford voluntarily dismissed with prejudice all counter claims against Kruse. On July 30, 2012, the court dismissed the case based upon the stipulated order. Ford never requested Navistar to take the defense of this case or to bear any costs.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of International Indústria de Motores da America do Sul Ltda. ("IIAA"), our Brazilian engine manufacturing subsidiary, which was formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013 and the Court of Appeals is now reviewing the expert’s complementary report and the parties' comments to that report. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$11 million at July 31, 2013). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions.
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
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty (the "Deloitte Case"). The matters giving rise to the allegations contained in the complaint arose from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company was seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to re-plead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement. As a result of this settlement, in the three months ended January 31, 2013, the Company received cash proceeds of $35 million, which was recorded as a gain to Other expense (income), net, in the Company's Consolidated Statements of Operations.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee (the "Trustee") as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and Westbrook filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. Westbrook did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. Westbrook also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the court denied. The court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the Final Judgment and the Motion for Reconsideration as to Navistar Defense only. Westbrook filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's Motion to Dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement (“Notice”) from the California Air Resources Board (“CARB”). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. In June 2013, the Company made a settlement offer to CARB and remains in discussions with CARB regarding this matter.
Based on our assessment of the facts underlying the Notice from CARB, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our Advanced Exhaust Gas Recirculation ("EGR") technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, motions to establish lead counsel status for the putative class were filed and an order was entered transferring and consolidating all cases before one judge and setting a briefing schedule to establish lead counsel status. In July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel, ordered the lead plaintiff to file a consolidated amended complaint by September 30, 2013 and ordered the defendants to move to dismiss or answer that complaint by November 29, 2013.
In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. Pursuant to a court order in May 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. Pursuant to a court order in August 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford Motor Company in the United States District Court for the Northern District of Illinois. The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L Power Stroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct. For relief, Darne seeks compensatory dollar damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel. Darne also asks the Court to award punitive damages and restitution/disgorgement.
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
Meeting U.S. Federal and State 2010 Emissions Standards Requirements
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet the EPA and CARB on-highway heavy duty diesel ("HDD") emission standards that have reduced the allowable levels of nitrogen oxide ("NOx") to the current limit of 0.20g NOx and include the required on-board diagnostics ("OBD"). The regulations requiring OBD began the initial phase-in during 2010 for truck engines and have been part of our product plans.
We attempted to meet these emissions standards using EGR until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with Selective Catalytic Reduction ("SCR") after-treatment systems.
Since 2010, certain of our HDD engine families have met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. In June 2012, the United States Circuit Court for the District of Columbia (the "D.C. Circuit Court") ruled that the EPA did not follow the required rulemaking processes and issued an order vacating the Interim Final Rule. The Company, as an intervenor in that action, asked for a rehearing, and in August 2012, the D.C. Circuit Court denied that request. The D.C. Circuit Court's ruling became final on August 24, 2012. Following that decision, some of our competitors filed a lawsuit asking the D.C. Circuit Court to invalidate the emission certificates issued to us under the Interim Final Rule. The D.C. Circuit Court has not yet ruled on this matter, and we cannot assure you that the D.C. Circuit Court will rule in our favor.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines in September 2012. The EPA has not approved the Final Rule as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2015. After approval of the Final Rule, the maximum NCP per heavy HDD engine was $3,775 for the remainder of 2012, and for 2013, it was adjusted to $4,287. Some of our competitors have challenged the Final Rule in the D.C. Circuit Court and have also filed a lawsuit asking the D.C. Circuit Court to invalidate the model year 2013 emission certificates issued to us under the Final Rule. The D.C. Circuit Court has not yet ruled on these matters, and we cannot assure you the court will rule in our favor.
In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, we are offering the Cummins 15L as a part of our North American on-highway truck line-up. We phased in the Cummins 15L engine in December 2012. In September 2013, we announced the offering of the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Initial production of DuraStar® and CE Series school buses, with the Cummins ISB, is scheduled to begin during our first quarter of 2014.
In April 2013, we received EPA certification for certain of our high-volume 13L SCR engines, and we have finished phasing in all other 13L SCR engines. We do not expect to take any orders for heavy HDD engines with NCPs in 2014. Also in April 2013, we received OBD certification for all current applications. As a result, we did not experience any production gaps related to OBD certification.
CARB, and the corresponding agencies of nine other states that have adopted California's emission standards, do not allow engine certification using NCPs. Therefore, we were selling engines and trucks in these ten states (the "10 CARB States") using the NOx emission credits previously described. In February 2013, our remaining emission credits for heavy HDD engines were consumed or allocated to received orders. We did not experience any production gaps in the 10 CARB States for our 13L EGR engines.
In the three and nine months ended July 31, 2013, the Engine segment recorded charges totaling $7 million and $29 million, respectively, for NCPs for certain engine sales that did not otherwise comply with emissions standards, compared to charges totaling $10 million and $20 million in the three and nine months ended July 31, 2012.
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

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At July 31, 2013, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
Potential Future Changes to Reporting Segments
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using an ROIC decision framework to examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations.
We continue our ongoing efforts of realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe these realignments, among other things, will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs. In the near future, we expect to complete these and any other changes to our organizational and reporting structures that will reflect how our new Chief Operating Decision Maker ("CODM") will assess the performance of our operating segments and make decisions about resource allocations.

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
The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2013
External sales and revenues, net	$1,909	$439	$472	$41	$—	$2,861
Intersegment sales and revenues	15	284	19	20	(338)	—
Total sales and revenues, net	$1,924	$723	$491	$61	$(338)	$2,861

Income (loss) from continuing operations attributable to NIC, net of tax	$(58)	$(86)	$76	$23	$(192)	$(237)
Income tax expense	—	—	—	—	(16)	(16)
Segment profit (loss)	$(58)	$(86)	$76	$23	$(176)	$(221)

Depreciation and amortization(B)	$40	$30	$3	$10	$5	$88
Interest expense	—	—	—	17	59	76
Equity in income of non-consolidated affiliates	—	3	—	—	—	3
Capital expenditures(B)(C)	16	8	1	—	4	29

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2012
External sales and revenues, net	$2,250	$441	$513	$42	$—	$3,246
Intersegment sales and revenues	13	399	29	22	(463)	—
Total sales and revenues, net	$2,263	$840	$542	$64	$(463)	$3,246

Income (loss) from continuing operations attributable to NIC, net of tax	$(26)	$(47)	$73	$22	$58	$80
Income tax benefit	—	—	—	—	188	188
Segment profit (loss)	$(26)	$(47)	$73	$22	$(130)	$(108)

Depreciation and amortization(B)	$41	$28	$2	$9	$6	$86
Interest expense	—	—	—	20	39	59
Equity in income (loss) of non-consolidated affiliates	(12)	1	1	—	—	(10)
Capital expenditures(B)(C)	21	39	6	1	7	74

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2013
External sales and revenues, net	$5,080	$1,309	$1,516	$119	$—	$8,024
Intersegment sales and revenues	41	898	57	59	(1,055)	—
Total sales and revenues, net	$5,121	$2,207	$1,573	$178	$(1,055)	$8,024

Income (loss) from continuing operations attributable to NIC, net of tax	$(225)	$(251)	$253	$64	$(545)	$(704)
Income tax expense	—	—	—	—	(53)	(53)
Segment profit (loss)	$(225)	$(251)	$253	$64	$(492)	$(651)

Depreciation and amortization(B)	$174	$102	$8	$29	$17	$330
Interest expense	—	—	—	52	188	240
Equity in income of non-consolidated affiliates	—	2	4	—	—	6
Capital expenditures(B)(C)	47	77	2	1	9	136

(in millions)	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2012
External sales and revenues, net	$6,677	$1,301	$1,409	$129	$—	$9,516
Intersegment sales and revenues	26	1,292	98	70	(1,486)	—
Total sales and revenues, net	$6,703	$2,593	$1,507	$199	$(1,486)	$9,516

Income (loss) from continuing operations attributable to NIC, net of tax	$(98)	$(275)	$164	$75	$(68)	$(202)
Income tax benefit	—	—	—	—	387	387
Segment profit (loss)	$(98)	$(275)	$164	$75	$(455)	$(589)

Depreciation and amortization(B)	$111	$87	$8	$25	$15	$246
Interest expense	—	—	—	67	115	182
Equity in income (loss) of non-consolidated affiliates	(27)	2	4	—	—	(21)
Capital expenditures(B)(C)	53	116	18	2	61	250

(in millions)	Truck(B)	Engine	Parts	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2013	$2,052	$1,581	$657	$2,444	$1,507	$8,241
October 31, 2012	$2,118	$1,777	$707	$2,563	$1,937	$9,102
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $47 million and $140 million for the three and nine months ended July 31, 2013, respectively, and $53 million and $168 million for three and nine months ended July 31, 2012, respectively.

(B)	The segment assets as of October 31, 2012 includes amounts related to discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures.

(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

14. Stockholders' Deficit
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. In July 2013, the Rights Plan was amended to increase the level of beneficial ownership of the Company’s common stock to 20% of outstanding common stock of the Company and to exclude persons who beneficially owned 20% of outstanding common stock at the time of announcement of entry into the Rights Plan. Pursuant to the Rights Plan, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles the holder to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquires beneficial ownership of 20% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable, and upon payment of the exercise price of $140.00, the holder of the right will receive that number of shares of common stock of the Company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 20% or more of the Company's common stock. Additionally, the July 2013 amendment extended the expiration date of the Rights Plan to June 18, 2015.
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
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

15. Loss Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted loss per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2013	2012	2013	2012
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(237)	$80	$(704)	$(202)
Income (loss) from discontinued operations, net of tax	(10)	4	(40)	(39)
Net income (loss)	$(247)	$84	$(744)	$(241)

Denominator:
Weighted average shares outstanding:
Basic	80.6	68.7	80.4	69.1
Effect of dilutive securities	—	0.2	—	—
Diluted	80.6	68.9	80.4	69.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(2.94)	$1.16	$(8.76)	$(2.92)
Discontinued operations	(0.12)	0.06	(0.49)	(0.57)
Net income (loss)	$(3.06)	$1.22	$(9.25)	$(3.49)
Diluted:
Continuing operations	$(2.94)	$1.16	$(8.76)	$(2.92)
Discontinued operations	(0.12)	0.06	(0.49)	(0.57)
Net income (loss)	$(3.06)	$1.22	$(9.25)	$(3.49)
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
For the three and nine months ended July 31, 2013 and the nine months ended July 31, 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the three and nine months ended July 31, 2013 and the nine months ended July 31, 2012, the aggregate shares not included were 29.5 million, 28.9 million, and 28.0 million, respectively.
For the three months ended July 31, 2012, 26.3 million shares were not included in the computation of diluted earnings per share, since they were anti-dilutive, as our average stock price during the period was less than the strike price.
In both the three and nine months ended July 31, 2013 and 2012, the aggregate shares not included from the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants and 11.3 million shares related to the Convertible Notes.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2013 and October 31, 2012, and condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss), and condensed consolidating statements of cash flows, all for the three months ended July 31, 2013 and 2012. Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The 2012 condensed consolidating statements of operations have been restated to reflect this change.
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

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,690	$2,300	$(1,129)	$2,861
Costs of products sold	—	1,669	1,996	(1,118)	2,547
Restructuring charges	—	1	5	—	6
Asset impairment charges	—	14	3	—	17
All other operating expenses (income)	28	295	203	(21)	505
Total costs and expenses	28	1,979	2,207	(1,139)	3,075
Equity in income (loss) of affiliates	(219)	13	3	206	3
Income (loss) before income taxes	(247)	(276)	96	216	(211)
Income tax expense	—	(2)	(14)	—	(16)
Earnings (loss) from continuing operations	(247)	(278)	82	216	(227)
Loss from discontinued operations, net of tax	—	—	(10)	—	(10)
Net income (loss)	(247)	(278)	72	216	(237)
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(247)	$(278)	$62	$216	$(247)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(247)	$(278)	$62	$216	$(247)
Other comprehensive income (loss):
Foreign currency translation adjustment	(91)	—	(91)	91	(91)
Defined benefit plans (net of tax of $1, $0, $1, $-1, and $1 respectively)	39	35	4	(39)	39
Total other comprehensive income (loss)	(52)	35	(87)	52	(52)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(299)	$(243)	$(25)	$268	$(299)

Condensed Consolidating Statement of Operations
For the Nine Months Ended July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,792	$6,851	$(3,619)	$8,024
Costs of products sold	—	4,886	5,892	(3,582)	7,196
Restructuring charges	—	5	9	—	14
Asset impairment charges	—	14	3	—	17
All other operating expenses (income)	1	875	520	24	1,420
Total costs and expenses	1	5,780	6,424	(3,558)	8,647
Equity in income (loss) of affiliates	(743)	117	2	630	6
Income (loss) before income taxes	(744)	(871)	429	569	(617)
Income tax expense	—	(14)	(39)	—	(53)
Earnings (loss) from continuing operations	(744)	(885)	390	569	(670)
Loss from discontinued operations, net of tax	—	—	(40)	—	(40)
Net income (loss)	(744)	(885)	350	569	(710)
Less: Net income attributable to non-controlling interests	—	—	34	—	34
Net income (loss) attributable to Navistar International Corporation	$(744)	$(885)	$316	$569	$(744)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(744)	$(885)	$316	$569	$(744)
Other comprehensive income (loss):
Foreign currency translation adjustment	(71)	—	(71)	71	(71)
Defined benefit plans (net of tax of $2, $0, $2, $-2, and $2 respectively)	117	105	12	(117)	117
Total other comprehensive income (loss)	46	105	(59)	(46)	46
Total comprehensive income (loss) attributable to Navistar International Corporation	$(698)	$(780)	$257	$523	$(698)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$149	$46	$230	$—	$425
Marketable securities	461	—	247	—	708
Restricted cash	24	6	140	—	170
Finance and other receivables, net	9	160	2,620	(11)	2,778
Inventories	—	673	689	(26)	1,336
Investments in non-consolidated affiliates	(6,242)	6,569	70	(317)	80
Property and equipment, net	—	913	804	(3)	1,714
Goodwill	—	66	189	—	255
Deferred taxes, net	9	6	233	1	249
Other	37	168	322	(1)	526
Total assets	$(5,553)	$8,607	$5,544	$(357)	$8,241
Liabilities and stockholders’ equity (deficit)
Debt	$1,941	$1,004	$1,780	$(1)	$4,724
Postretirement benefits liabilities	—	3,034	343	—	3,377
Amounts due to (from) affiliates	(6,619)	10,623	(4,076)	72	—
Other liabilities	3,093	507	549	(76)	4,073
Total liabilities	(1,585)	15,168	(1,404)	(5)	12,174
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interests	—	—	35	—	35
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,972)	(6,561)	6,913	(352)	(3,972)
Total liabilities and stockholders’ equity (deficit)	$(5,553)	$8,607	$5,544	$(357)	$8,241

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended July 31, 2013			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(771)	$(639)	$382	$1,062	$34
Cash flows from investment activities
Net change in restricted cash and cash equivalents	(1)	2	(10)	—	(9)
Net purchases of marketable securities	(147)	—	(95)	—	(242)
Capital expenditures and purchase of equipment leased to others	—	(347)	(140)	—	(487)
Other investing activities	—	10	37	—	47
Net cash used in investment activities	(148)	(335)	(208)	—	(691)
Cash flows from financing activities
Net borrowings (repayments) of debt	340	688	(220)	(1,062)	(254)
Other financing activities	26	277	(35)	—	268
Net cash provided by (used in) financing activities	366	965	(255)	(1,062)	14
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Decrease in cash and cash equivalents	(553)	(9)	(100)	—	(662)
Cash and cash equivalents at beginning of the period	702	55	330	—	1,087
Cash and cash equivalents at end of the period	$149	$46	$230	$—	$425

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$2,007	$2,868	$(1,629)	$3,246
Costs of products sold	—	1,951	2,478	(1,629)	2,800
Restructuring charges	—	3	1	—	4
Asset impairment charges	—	—	—	—	—
All other operating expenses (income)	18	329	205	(24)	528
Total costs and expenses	18	2,283	2,684	(1,653)	3,332
Equity in income (loss) of affiliates	(30)	16	(11)	15	(10)
Income (loss) before income taxes	(48)	(260)	173	39	(96)
Income tax benefit (expense)	132	229	(195)	22	188
Earnings (loss) from continuing operations	84	(31)	(22)	61	92
Income from discontinued operations, net of tax	—	—	4	—	4
Net income (loss)	84	(31)	(18)	61	96
Less: Net income attributable to non-controlling interests	—	—	12	—	12
Net income (loss) attributable to Navistar International Corporation	$84	$(31)	$(30)	$61	$84

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended July 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$84	$(31)	$(30)	$61	$84
Other comprehensive income (loss):
Foreign currency translation adjustment	(61)	—	(60)	60	(61)
Defined benefit plans (net of tax of $(13), $(10), $(3), $13, and $(13) respectively)	23	21	1	(22)	23
Total other comprehensive income (loss)	(38)	21	(59)	38	(38)
Total comprehensive income (loss) attributable to Navistar International Corporation	$46	$(10)	$(89)	$99	$46

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended July 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Sales and revenues, net	$—	$6,141	$8,623	$(5,248)	$9,516
Costs of products sold	—	6,151	7,409	(5,210)	8,350
Restructuring charges	—	22	1	—	23
Asset impairment charges	—	—	10	—	10
All other operating expenses (income)	57	1,020	664	(75)	1,666
Total costs and expenses	57	7,193	8,084	(5,285)	10,049
Equity in income (loss) of affiliates	(326)	382	(24)	(53)	(21)
Income (loss) before income taxes	(383)	(670)	515	(16)	(554)
Income tax benefit (expense)	142	243	(23)	25	387
Earnings (loss) from continuing operations	(241)	(427)	492	9	(167)
Loss from discontinued operations, net of tax	—	—	(39)	—	(39)
Net income (loss)	(241)	(427)	453	9	(206)
Less: Net income attributable to non-controlling interests	—	—	35	—	35
Net income (loss) attributable to Navistar International Corporation	$(241)	$(427)	$418	$9	$(241)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended July 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(241)	$(427)	$418	$9	$(241)
Other comprehensive income (loss):
Foreign currency translation adjustment	(139)	—	(138)	138	(139)
Defined benefit plans (net of tax of $(36), $(33), $(4), $37, and $(36) respectively)	63	57	6	(63)	63
Total other comprehensive income (loss)	(76)	57	(132)	75	(76)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(317)	$(370)	$286	$84	$(317)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$702	$55	$330	$—	$1,087
Marketable securities	314	—	152	—	466
Restricted cash	24	8	129	—	161
Finance and other receivables, net	5	128	2,859	—	2,992
Inventories	—	691	885	(39)	1,537
Investments in non-consolidated affiliates	(5,616)	6,454	54	(830)	62
Property and equipment, net	—	790	874	(4)	1,660
Goodwill	—	—	280	—	280
Deferred taxes, net	9	11	243	—	263
Other	83	177	335	(1)	594
Total assets	$(4,479)	$8,314	$6,141	$(874)	$9,102
Liabilities and stockholders’ equity (deficit)
Debt	$1,617	$1,162	$1,997	$(5)	$4,771
Postretirement benefits liabilities	—	3,144	367	—	3,511
Amounts due to (from) affiliates	(5,863)	9,522	(3,743)	84	—
Other liabilities	3,072	337	748	(77)	4,080
Total liabilities	(1,174)	14,165	(631)	2	12,362
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interest	—	—	45	—	45
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,310)	(5,851)	6,727	(876)	(3,310)
Total liabilities and stockholders’ equity (deficit)	$(4,479)	$8,314	$6,141	$(874)	$9,102

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended July 31, 2012			Non-Guarantor Subsidiaries
(in millions)	NIC	Navistar, Inc.		Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(330)	$(362)	$458	$580	$346
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	3	45	—	48
Net purchases in marketable securities	383	—	175	—	558
Capital expenditures and purchase of equipment leased to others	—	(173)	(126)	—	(299)
Other investing activities	—	(117)	86	—	(31)
Net cash provided by (used in) investment activities	383	(287)	180	—	276
Cash flows from financing activities
Net borrowings (repayments) of debt	(47)	691	(643)	(488)	(487)
Other financing activities	20	—	(48)	(92)	(120)
Net cash provided by (used in) financing activities	(27)	691	(691)	(580)	(607)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Increase (decrease) in cash and cash equivalents	26	42	(60)	—	8
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$252	$55	$240	$—	$547

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 4 through 8 trucks and buses, and began an initiative to realign the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a new Return-on-Invested-Capital ("ROIC") methodology to assist with the evaluation of our portfolio of assets to validate their strategic and financial fit. We are using the ROIC decision framework to re-examine our individual businesses. This effort is ongoing, and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. Additionally, we continue our ongoing efforts of realigning our management structure around the functional expertise needed to execute our core North American strategy. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs.
We experienced significant strategic and operational challenges in 2012, but have taken actions that we believe will improve our performance in 2013 and beyond. We continue to evaluate additional opportunities to enhance value. We announced changes to our engine strategy, signed supply agreements with Cummins Inc. ("Cummins"), and reinforced our cash position during this transition period. We are making steady progress in our six guiding principles of quality, cost, sense of urgency, great products, customer satisfaction, and people. The entire organization remains aligned to address our major priorities in 2013: significantly improving the quality of our products, meeting every one of our critical truck and engine launch dates, delivering on our cost reduction targets while maximizing our cash flows, building sales momentum to improve our market share, and increasing our organization capabilities and efficiencies.
During our fiscal 2013, we have made significant strides towards what we believe will contribute to our long-term, strategic, and profitability goals. These actions included:

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

•
In September 2013, we announced the offering of the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses. Initial production of DuraStar® and CE Series school buses, with the Cummins ISB, is scheduled to begin during our first quarter of 2014.

We continue to make progress on our ROIC efforts. We completed the divestitures of our interests in the Mahindra Joint Ventures in February 2013, the WCC business in March 2013, and substantially all of our interest in certain operations of the Monaco RV business in May 2013. We also entered into an agreement to sublease a portion of our Cherokee Facility.

2013 Financial Summary
In the third quarter and first nine months of 2013, our consolidated net sales and revenues were $2.9 billion and $8.0 billion, respectively, which is a decrease of 12% and 16% compared to the respective prior year periods. These decreases were primarily driven by lower net sales in our Truck segment, partially offset by higher volumes in our South American engine business. The Truck segment sales decrease was primarily due to decreased volumes in our "traditional" market and lower military sales. The Engine segment sales decrease was primarily due to lower intercompany sales in the U.S., partially offset by higher sales in South America. The Parts segment sales decreased in the third quarter of 2013, reflecting lower military sales, and increased in the first nine months of 2013, primarily due to higher military sales that were recognized during the first half of 2013.
In the third quarter and first nine months of 2013, we incurred losses from continuing operations before income taxes of $211 million and $617 million, respectively, compared to losses of $96 million and $554 million in the respective prior year periods. The comparative results were impacted by declines in our consolidated net sales and revenues, partially offset by lower Selling, general and administrative ("SG&A") expenses and Engineering and product development costs. During this time of being impacted by reduced volumes, we have successfully reduced our SG&A expenses by 4% and 14%, respectively, and our Engineering and product development costs by 27% and 23%, respectively. The SG&A expense reduction reflects the realization of savings from our 2012 cost-reduction initiatives, while the Engineering and product development costs reduction reflects savings from project rationalization of certain engineering programs and other savings efforts.
In the first nine months of 2013, we recorded a gain of $26 million related to the February 2013 sale of the Company's interests in the Mahindra Joint Ventures. In the third quarter and first nine months of 2012, the Company incurred losses related to the Mahindra Joint Ventures of $14 million and $32 million, respectively. Additionally in the first nine months of 2013, we recorded a gain of $35 million from a legal settlement. Offsetting these factors was an increase in interest expense of $17 million and $58 million in the third quarter and first nine months of 2013, respectively, which is primarily due to the increase in our average outstanding debt balances, as well as asset impairment charges of $17 million, primarily related to the discontinuation of the development of a certain engineering program.
In the third quarter and first nine months of 2013, we recognized income tax expense of $16 million and $53 million, respectively, compared to income tax benefits of $188 million and $387 million in the respective prior year periods. With the increase in our U.S. deferred tax valuation allowance in the fourth quarter of 2012, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate for 2013, limiting the U.S. tax to certain current state income taxes, federal refundable credits, and other discrete items. In the third quarter of 2012, we recognized an income tax benefit of $173 million that was the result of a change in our estimated 2012 annual effective tax rate due to updates to the amounts and jurisdictional mix of our 2012 forecasted results. Additionally in the second quarter of 2012, we recognized an income tax benefit of $181 million from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
After income taxes, the Company incurred a loss from continuing operations attributable to Navistar International Corporation in the third quarter and first nine months of 2013 of $237 million, or $2.94 per diluted share, and $704 million, or $8.76 per diluted share, respectively, compared to income of $80 million, or $1.16 per diluted share, and a loss of $202 million, or $2.92 per diluted share, in the respective prior year periods. In the third quarter and first nine months of 2013, the weighted average shares outstanding used to calculate the per share amounts increased by 11.7 million and 11.3 million shares, respectively, due to the October 2012 issuance of our common stock in a public offering.
We ended the third quarter of 2013 with $1.13 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.24 billion as of April 30, 2013. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and modified the maturity date to August 17, 2017. We also utilized proceeds from the issuance of $300 million of additional Senior Notes to make a principal repayment of $300 million against our Term Loan Credit Facility.
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

The three and nine months ended July 31, 2013 as compared to the three and nine months ended July 31, 2012

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except per share data and % change)	2013	2012	Change		2013	2012	Change
Sales and revenues, net	$2,861	$3,246	$(385)	(12)%	$8,024	$9,516	$(1,492)	(16)%
Costs of products sold	2,547	2,800	(253)	(9)%	7,196	8,350	(1,154)	(14)%
Restructuring charges	6	4	2	50%	14	23	(9)	(39)%
Asset impairment charges	17	—	17	N.M.	17	10	7	70%
Selling, general and administrative expenses	308	322	(14)	(4)%	905	1,049	(144)	(14)%
Engineering and product development costs	99	135	(36)	(27)%	310	402	(92)	(23)%
Interest expense	76	59	17	29%	240	182	58	32%
Other expense (income), net	22	12	10	83%	(35)	33	(68)	N.M.
Total costs and expenses	3,075	3,332	(257)	(8)%	8,647	10,049	(1,402)	(14)%
Equity in income (loss) of non-consolidated affiliates	3	(10)	13	N.M.	6	(21)	27	N.M.
Loss from continuing operations before income taxes	(211)	(96)	(115)	120%	(617)	(554)	(63)	11%
Income tax benefit (expense)	(16)	188	(204)	N.M.	(53)	387	(440)	N.M.
Income (loss) from continuing operations	(227)	92	(319)	N.M.	(670)	(167)	(503)	301%
Less: Net income attributable to non-controlling interests	10	12	(2)	(17)%	34	35	(1)	(3)%
Income (loss) from continuing operations(A)	(237)	80	(317)	N.M.	(704)	(202)	(502)	249%
Income (loss) from discontinued operations, net of tax	(10)	4	(14)	N.M.	(40)	(39)	(1)	3%
Net loss(A)	$(247)	$84	$(331)	N.M.	$(744)	$(241)	$(503)	209%

Diluted income (loss) per share:(A)
Continuing operations	$(2.94)	$1.16	$(4.10)	N.M.	$(8.76)	$(2.92)	$(5.84)	200%
Discontinued operations	(0.12)	0.06	(0.18)	N.M.	(0.49)	(0.57)	0.08	(14)%
	$(3.06)	$1.22	$(4.28)	N.M.	$(9.25)	$(3.49)	$(5.76)	165%
Diluted weighted average shares outstanding	80.6	68.9	11.7	17%	80.4	69.1	11.3	16%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region based on the location of the end customer. The following tables present Sales and revenues, net by segment for our geographic regions of U.S. and Canada, and Rest of World ("ROW"):

(in millions, except % change)	Total				U.S. and Canada				ROW
	Three Months Ended July 31,			% Change	Three Months Ended July 31,			% Change	Three Months Ended July 31,			% Change
	2013	2012	Change		2013	2012	Change		2013	2012	Change
Truck	$1,924	$2,263	$(339)	(15)%	$1,621	$1,895	$(274)	(14)%	$303	$368	$(65)	(18)%
Engine	723	840	(117)	(14)%	391	533	(142)	(27)%	332	307	25	8%
Parts	491	542	(51)	(9)%	430	481	(51)	(11)%	61	61	—	—%
Financial Services	61	64	(3)	(5)%	40	48	(8)	(17)%	21	16	5	31%
Corporate and Eliminations	(338)	(463)	125	(27)%	(332)	(458)	126	(28)%	(6)	(5)	(1)	20%
Total	$2,861	$3,246	$(385)	(12)%	$2,150	$2,499	$(349)	(14)%	$711	$747	$(36)	(5)%

(in millions, except % change)	Total				U.S. and Canada				ROW
	Nine Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
	2013	2012	Change		2013	2012	Change		2013	2012	Change
Truck	$5,121	$6,703	$(1,582)	(24)%	$4,323	$5,657	$(1,334)	(24)%	$798	$1,046	$(248)	(24)%
Engine	2,207	2,593	(386)	(15)%	1,263	1,687	(424)	(25)%	944	906	38	4%
Parts	1,573	1,507	66	4%	1,403	1,341	62	5%	170	166	4	2%
Financial Services	178	199	(21)	(11)%	120	152	(32)	(21)%	58	47	11	23%
Corporate and Eliminations	(1,055)	(1,486)	431	(29)%	(1,040)	(1,470)	430	(29)%	(15)	(16)	1	(6)%
Total	$8,024	$9,516	$(1,492)	(16)%	$6,069	$7,367	$(1,298)	(18)%	$1,955	$2,149	$(194)	(9)%
In the third quarter and the first nine months of 2013, the Truck segment net sales decreased $339 million and $1,582 million, or 15% and 24%, respectively, compared to the prior year periods, primarily due to decreased volumes in our "traditional" market and lower military sales.
The Engine segment net sales decreased $117 million and $386 million, or 14% and 15%, respectively, primarily due to lower intercompany sales in the U.S., partially offset by higher volumes in South America.
The Parts segment net sales decreased $51 million, or 9%, in the third quarter of 2013, primarily due to lower military sales. In the first nine months of 2013, the Parts segment net sales increased $66 million, or 4%, primarily due to higher military sales, which were recognized during the first half of 2013.
In the third quarter and the first nine months of 2013, the Financial Services segment net revenues decreased $3 million and $21 million, or 5% and 11%, respectively, primarily driven by the continued decline in the average finance receivable balances which is reflective of the GE Operating Agreement.
Costs of products sold
The Cost of products sold decrease of $253 million and $1,154 million in the third quarter and the first nine months of 2013, respectively, reflects the impact of the decreases in net sales in our Truck and Engine segments.
Restructuring charges
In the first nine months of 2013, we incurred restructuring charges of $14 million, which was comprised of a variety of open restructuring-related activities. In the first nine months of 2012, we incurred restructuring charges of $23 million, primarily due to a net charge of $16 million for the lease vacancy for the relocation of our world headquarters. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
In the third quarter of 2013, we recorded asset impairment charges of $17 million, of which $13 million was recognized by the Truck segment and $4 million was recognized by the Engine segment. These charges are the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations.
In the second quarter of 2012, we recorded asset impairment charges of $10 million, recognized in the Parts segment, related to the Company's decision to idle the WCC business. This action resulted in the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $14 million and $144 million in the third quarter and the first nine months of 2013, respectively, reflects the impact of our 2012 cost-reduction initiatives, partially offset by higher employee incentive compensation expense. In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and the elimination of certain executive-level positions, we have realized year-over-year savings as compared to the prior-year period. For more information concerning our 2012 cost-reduction initiatives, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

Engineering and product development costs
The Engineering and product development costs decrease of $36 million and $92 million in the third quarter and the first nine months of 2013, respectively, reflect lower costs in both the Engine and Truck segments, primarily due to project rationalization of certain engineering programs and other savings from our 2012 cost-reduction initiatives. These decreases were partially offset by costs in North America, primarily for integration of the Cummins SCR after-treatment systems with our MaxxForce 13L engine and the Cummins 15L engine and after-treatment system into certain truck models.
Interest expense
In the third quarter and the first nine months of 2013, the interest expense increase of $17 million and $58 million, respectively, was primarily due to the increase in our average outstanding debt balances. In August 2012, we borrowed $1 billion under our Term Loan Credit Facility. Then in the second quarter of 2013, we amended our Term Loan Credit Facility and utilized proceeds from the issuance of $300 million of additional Senior Notes to make a principal repayment of $300 million against our Term Loan Credit Facility. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.
This impact was partially offset by the reduction in debt utilized in financing of retail finance receivables balances. The decline is reflective of the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations.
Also contributing to the increase in interest expense is the recognition of interest expense related to certain third-party equipment financings by GE, which we have accounted for as borrowings. In the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which included $8 million of interest expense related to periods prior to 2013. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Other expense (income), net
We recognized other net expense of $22 million and other net income of $35 million in the third quarter and the first nine months of 2013, respectively, compared to other net expense of $12 million and $33 million in the respective prior year periods.
In the third quarter of 2013, the other net expense was primarily due to the Company being unfavorably impacted by the fluctuations of foreign exchange rates, particularly in the Engine segment due to the weakening of the Brazilian Real against the U.S. Dollar.
The first nine months of 2013 included gains of $35 million related to our legal settlement with Deloitte and Touche LLP and $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, partially offset by $13 million of charges related to the $300 million principal repayment of a portion of the Term Loan Credit Facility, which primarily consisted of the write-off of related discount and debt issuance costs and a prepayment premium fee, and the impact of the fluctuations of foreign exchange rates related to the Brazilian Real, as described above. For more information concerning: (i) the sale of the Mahindra Joint Ventures, see Note 2, Discontinued Operations and Other Divestitures, (ii) the $300 million principal repayment, see Note 7, Debt, and (iii) the legal settlement, see Note 12, Commitments and Contingencies, all to the accompanying consolidated financial statements.
In the third quarter and first nine months of 2012, the Company was unfavorably impacted by the fluctuations of foreign exchange rates, primarily due to the weakening of the Brazilian Real against the U.S. Dollar. Also contributing to the expense in the first nine months of 2012 were costs related to the early redemption of a portion of our Senior Notes, which included charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs.
Equity in income (loss) of non-consolidated affiliates
We recognized net income from our equity interest in non-consolidated affiliates of $3 million and $6 million in the third quarter and the first nine months of 2013, respectively, compared to net losses of $10 million and $21 million in the respective prior year periods. The losses recognized in the prior periods were primarily attributable to our Mahindra Joint Ventures, which we sold in the second quarter of 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In the third quarter and the first nine months of 2013, we recognized income tax expense of $16 million and $53 million, respectively, compared to an income tax benefit of $188 million and $387 million in the respective prior year periods. In the third quarter and the first nine months of 2013, as a result of our deferred tax valuation allowances on our U.S. deferred tax assets, the ordinary loss and related tax benefit on U.S. operations was excluded from the effective tax rate, and our U.S. tax was limited to certain current state income taxes, federal refundable credits, and other discrete items.

The income tax benefit recognized in the third quarter of 2012 included $173 million of income tax benefit resulting from a third quarter change in the estimated 2012 annual effective tax rate. The change was a result of updates to the amounts and jurisdictional mix of our 2012 forecasted results. In the third quarter and the first nine months of 2012, the ordinary loss and related tax benefit for U.S. operations were included in the effective tax rate. In the first nine months of 2012, the income tax benefit includes a benefit of $181 million, which resulted from the second quarter release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
We had $1.1 billion of U.S. net operating losses and $214 million of tax credit carryforwards as of October 31, 2012. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For additional information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in 2013 and 2012 relates to Ford Motor Company's non-controlling interest in our BDP subsidiary.
Income (loss) from discontinued operations, net of tax
In the third quarter and the first nine months of 2013, we incurred a loss from discontinued operations of $10 million and $40 million, respectively, compared to income of $4 million and a loss of $39 million in the respective prior year periods. The losses from discontinued operations were from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC and in May 2013, we divested substantially all of our interest in these certain operations of Monaco.
In addition to the operating losses from the divested businesses, the loss incurred in the first nine months of 2013 included charges of $24 million, related to the divestiture of Monaco, partially offset by WCC recognizing a warranty recovery of $13 million from a supplier that was related to a product recall. The loss incurred in the first nine months of 2012 included a charge of $28 million for the impairment of certain intangible assets, which resulted from our decision to idle WCC, partially offset by a gain of $6 million due to the sale of the Monaco motor coach plant in Coburg, Oregon. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
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

Truck Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Truck segment sales - U.S. and Canada	$1,621	$1,895	$(274)	(14)%	$4,323	$5,657	$(1,334)	(24)%
Truck segment sales - ROW	303	368	(65)	(18)%	798	1,046	(248)	(24)%
Total Truck segment sales, net	$1,924	$2,263	$(339)	(15)%	$5,121	$6,703	$(1,582)	(24)%
Truck segment loss	$(58)	$(26)	$(32)	123%	$(225)	$(98)	$(127)	130%
Segment sales
In the third quarter and the first nine months of 2013, the Truck segment net sales decrease of $339 million and $1,582 million, or 15% and 24%, respectively, was primarily due to lower sales across all truck classes in our "traditional" market, reflecting reduced sales volumes as we transition our engine strategy, as well as the impact of lower industry volumes. Additionally, our military sales were lower reflecting lower chargeouts and service revenue.
Chargeouts from our "traditional" market were down 21% and 27%, respectively, primarily driven by lower chargeouts of our Class 6 and 7 medium trucks and Class 8 severe service trucks, as well as Class 8 heavy trucks in the first nine months of 2013.
Also in the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, relating to certain third-party equipment financings by GE that we have accounted for as borrowings. Correcting the errors resulted in a decrease of $113 million to net sales related to periods prior to 2013. For more information, see Note 1, Summary of Significant Accounting Policies to the accompanying consolidated financial statements.
Segment loss
In the third quarter and the first nine months of 2013, the increase in the Truck segment loss of $32 million and $127 million, respectively, reflects the impact of the transition in our engine emission strategy and the impact on fixed cost absorption as a result of the lower sales volumes, partially offset by lower SG&A expenses and Engineering and product development costs. We continue to meet our scheduled product launches and experienced no production gaps during our transition to our new engine emission strategy in 2013; however, we have experienced lower volumes and associated margins in our "traditional" market. To a lesser extent, we have also experienced some pressure on pricing.
Additionally in the third quarter of 2013, the Truck segment incurred asset impairment charges of $13 million, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations and not performing to our expectations. Also in the first nine months of 2013, the Truck segment recognized charges of $23 million for accelerated depreciation of certain assets, primarily related to the planned closure of our Garland Facility. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Partially offsetting these factors were decreases in the third quarter and the first nine months of 2013 in SG&A expenses and Engineering and product development costs. The lower SG&A expenses reflect the impact of our 2012 cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as lower costs relating to engineering integration, partially offset by costs to integrate the Cummins SCR after-treatment systems with our MaxxForce 13L engine and the Cummins 15L engine with the SCR after-treatment system into certain truck models.
In February 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra, which resulted in the Truck segment recording a gain of $15 million in the first nine months of 2013. In the third quarter and first nine months of 2012, the Truck segment incurred losses of $13 million and $28 million, respectively, related to MNAL. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.

Engine Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Engine segment sales - U.S. and Canada	$391	$533	$(142)	(27)%	$1,263	$1,687	$(424)	(25)%
Engine segment sales - ROW	332	307	25	8%	944	906	38	4%
Total Engine segment sales, net	$723	$840	$(117)	(14)%	$2,207	$2,593	$(386)	(15)%
Engine segment loss	$(86)	$(47)	$(39)	83%	$(251)	$(275)	$24	(9)%
Segment sales
In the third quarter and the first nine months of 2013, the Engine segment net sales decrease of $117 million and $386 million, or 14% and 15%, respectively, was primarily due to lower intercompany sales in the U.S., partially offset by higher net sales in ROW. The increases in ROW net sales reflect higher volumes from our South America operations, partially offset by the unfavorable impact of fluctuations of foreign exchange rates.
Segment loss
In the third quarter of 2013, the Engine segment loss increased by $39 million compared to the prior year quarter, which reflects the impact of lower intercompany sales in the U.S., higher adjustments to pre-existing warranties, and the unfavorable impact of fluctuations of foreign exchange rates to the results from our South American operations, partially offset by lower Engineering and product development costs and higher volumes from our South American operations. The Engine segment recognized charges for adjustments to pre-existing warranties of $41 million, compared to $29 million in the respective prior year period. The charges for adjustments to pre-existing warranties were primarily related to certain 2010 emission standard engines. The decrease in Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other cost-reduction initiatives in both the U.S. and in South America.
For the first nine months of 2013, the Engine segment reduced the loss by $24 million, primarily due to lower adjustments to pre-existing warranties, lower Engineering and product development costs, as described above, and improvements from our South American operations, partially offset by the impact of lower intercompany sales in the U.S. The Engine segment recognized charges for adjustments to pre-existing warranties of $177 million, compared to $221 million in the respective prior year period. These charges, which were primarily related to certain 2010 emission standard engines, also included costs related to certain field campaigns we initiated to address issues in products sold, partially offset by the recognition of a warranty recovery of $27 million, which occurred in the first quarter of 2013. Our South American business improvement reflects the impact of increased volumes and lower Engineering and product development costs, partially offset by the unfavorable impact of fluctuations of foreign exchange rates.
In the third quarter and the first nine months of 2013, the Engine segment recorded charges of $7 million and $29 million, respectively, for NCPs, primarily for certain 13L engines sales, compared to charges of $10 million and $20 million in the respective prior year periods. The third quarter decrease, compared to the prior year quarter, in charges for NCPs reflects higher volumes of our engines with the Cummins SCR after-treatment system, as well as truck sales with the Cummins 15L engines. Additionally in the first nine months of 2013, the Engine segment incurred charges of $16 million for accelerated depreciation of certain assets, primarily related to the discontinuation of our MaxxForce15L engine, and recognized a gain of $11 million related to the sale of the Company's interest in MNEPL to Mahindra.

Parts Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Parts segment sales - U.S. and Canada	$430	$481	$(51)	(11)%	$1,403	$1,341	$62	5%
Parts segment sales - ROW	61	61	—	—%	170	166	4	2%
Total Parts segment sales, net	$491	$542	$(51)	(9)%	$1,573	$1,507	$66	4%
Parts segment profit	$76	$73	$3	4%	$253	$164	$89	54%
Segment sales
In the third quarter of 2013, the Parts segment net sales decrease of $51 million, or 9%, was primarily due to lower military sales.
In the first nine months of 2013, the Parts segment net sales increase of $66 million, or 4%, was primarily due to higher military sales. The increase in military sales, which was recognized during the first half of 2013, was primarily related to upgrade kits, as well as the impact of the definitization of pricing on certain contracts.
Segment profit
In the third quarter of 2013, the Parts segment profit was comparable to the prior year quarter, reflecting lower SG&A expenses due to the impact of our 2012 cost-reduction initiatives, offset by the impact of lower military sales.
In the first nine months of 2013, the increase in Parts segment profit of $89 million was primarily driven by margin improvements in our commercial markets, the increase in military sales that includes the impact of product mix and the definitization of pricing on certain contracts, and lower SG&A expenses.
The second quarter of 2012 included a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Financial Services Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2013	2012	Change		2013	2012	Change
Financial Services segment revenues - U.S. and Canada(A)	$40	$48	$(8)	(17)%	$120	$152	$(32)	(21)%
Financial Services segment revenues - ROW	21	16	5	31%	58	47	11	23%
Total Financial Services segment revenues, net	$61	$64	$(3)	(5)%	$178	$199	$(21)	(11)%
Financial Services segment profit	$23	$22	$1	5%	$64	$75	$(11)	(15)%
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
In the third quarter and the first nine months of 2013, the Financial Services segment net revenues decrease of $3 million and $21 million, or 5% and 11%, respectively, was primarily driven by the continued decline in the average finance receivable balances. The decline in the average retail finance receivable balance is reflective of the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations, partially offset by increases in retail loan originations in Mexico. Revenues from wholesale notes also declined, primarily due to lower average dealer inventory levels resulting from lower truck sales, particularly in the U.S.
Segment profit
In the third quarter of 2013, the Financial Services segment profit was comparable to the prior year quarter.
In the first nine months of 2013, the decrease in Financial Services segment profit of $11 million was primarily driven by the lower net interest margin that reflects the decline in the average finance receivables balances, partially offset by lower employee-related expenses in the U.S. that resulted from our 2012 cost-reduction initiatives. Additionally, the Financial Services segment incurred restructuring charges related to the relocation of certain operations to our world headquarters.

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

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	4,000	4,600	(600)	(13)%	12,800	12,500	300	2%
Class 6 and 7 medium trucks	16,300	16,200	100	1%	47,500	52,100	(4,600)	(9)%
Class 8 heavy trucks	41,700	48,600	(6,900)	(14)%	120,500	144,500	(24,000)	(17)%
Class 8 severe service trucks(B)	12,200	11,700	500	4%	33,700	32,300	1,400	4%
Total "traditional" markets	74,200	81,100	(6,900)	(9)%	214,500	241,400	(26,900)	(11)%
Combined class 8 trucks	53,900	60,300	(6,400)	(11)%	154,200	176,800	(22,600)	(13)%
Navistar "traditional" retail deliveries	12,600	18,300	(5,700)	(31)%	37,700	54,500	(16,800)	(31)%
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

	Three Months Ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012
Class 6 and 7 medium trucks	24%	26%	25%	34%	36%

Class 8 heavy trucks	12%	12%	11%	13%	15%
Class 8 severe service trucks(A)	18%	22%	26%	30%	30%
Combined class 8 trucks	14%	15%	14%	17%	18%
_________________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

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

The following table summarizes our approximate net orders for "traditional" units:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,400	2,500	(100)	(4)%	7,000	7,800	(800)	(10)%
Class 6 and 7 medium trucks	2,500	4,000	(1,500)	(38)%	9,600	15,700	(6,100)	(39)%
Class 8 heavy trucks	7,700	5,000	2,700	54%	17,900	18,700	(800)	(4)%
Class 8 severe service trucks(B)	2,600	3,100	(500)	(16)%	7,000	10,100	(3,100)	(31)%
Total "traditional" markets	15,200	14,600	600	4%	41,500	52,300	(10,800)	(21)%
Combined class 8 trucks	10,300	8,100	2,200	27%	24,900	28,800	(3,900)	(14)%
_________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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
The following table summarizes our approximate backlog for "traditional" units:

	As of July 31,			% Change
(in units)	2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	1,800	1,600	200	13%
Class 6 and 7 medium trucks	1,700	4,400	(2,700)	(61)%
Class 8 heavy trucks	8,700	7,100	1,600	23%
Class 8 severe service trucks(B)	2,400	3,100	(700)	(23)%
Total "traditional" markets	14,600	16,200	(1,600)	(10)%
Combined class 8 trucks	11,100	10,200	900	9%
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

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

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2013	2012	Change		2013	2012	Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,600	2,900	(300)	(10)%	7,100	7,200	(100)	(1)%
Class 6 and 7 medium trucks	3,400	5,800	(2,400)	(41)%	12,000	17,200	(5,200)	(30)%
Class 8 heavy trucks	5,900	6,300	(400)	(6)%	15,000	21,500	(6,500)	(30)%
Class 8 severe service trucks(B)	2,800	3,600	(800)	(22)%	7,300	10,500	(3,200)	(30)%
Total "traditional" markets	14,700	18,600	(3,900)	(21)%	41,400	56,400	(15,000)	(27)%
Non "traditional" military(C)	100	500	(400)	(80)%	700	1,100	(400)	(36)%
"Expansion" markets(D)	8,000	7,600	400	5%	20,500	22,100	(1,600)	(7)%
Total worldwide units(E)	22,800	26,700	(3,900)	(15)%	62,600	79,600	(17,000)	(21)%
Combined class 8 trucks	8,700	9,900	(1,200)	(12)%	22,300	32,000	(9,700)	(30)%
Combined military(F)	100	500	(400)	(80)%	800	1,900	(1,100)	(58)%
_____________________________

(A)	U.S. and Canada School buses include buses classified as B, C and D.

(B)
Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement, and the chargeouts for the first quarter of 2012 were adjusted by 200 units to reflect the inclusion of these CAT-branded units.

(C)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(D)
Includes chargeouts related to Blue Diamond Truck ("BDT") of 2,800 units and 1,600 units during the three months ended July 31, 2013 and 2012, respectively and 6,700 units and 4,800 units during the nine months ended July 31, 2013 and 2012, respectively.

(E)
Excludes chargeouts related to: (i) RV towables of 300 units and 800 units during the three months ended July 31, 2013 and 2012, respectively, and 2,000 units and 2,200 units during the nine months ended July 31, 2013 and 2012, respectively, and (ii) units, previously included in "Expansion" markets that were restated as a result of Monaco and WCC being classified as discontinued operations, of 400 units during the three months ended July 31, 2012 and 400 units and 800 units during the nine months ended July 31, 2013 and 2012, respectively.

(F)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2013	2012	Change		2013	2012	Change
OEM sales-South America	31,000	28,600	2,400	8%	87,400	78,000	9,400	12%
Intercompany sales	14,900	20,600	(5,700)	(28)%	46,500	65,600	(19,100)	(29)%
Other OEM sales	2,600	3,000	(400)	(13)%	6,800	7,200	(400)	(6)%
Total sales	48,500	52,200	(3,700)	(7)%	140,700	150,800	(10,100)	(7)%

Liquidity and Capital Resources

(in millions)	July 31, 2013	October 31, 2012	July 31, 2012
Consolidated cash and cash equivalents	$425	$1,087	$547
Consolidated marketable securities	708	466	159
Consolidated cash, cash equivalents and marketable securities at end of the period	$1,133	$1,553	$706
Cash Requirements
We generate cash flow from the sale of trucks, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, current and forecasted cash flow from our Manufacturing operations, Financial Services operations, and financing capacity will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on our outstanding receivables portfolios as well as funds available from various funding sources will permit our Financial Services operations to meet the financing requirements of our dealers.
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar, Inc.'s existing Asset-Based Credit Facility and Navistar, Inc. entered into an Amended and Restated Asset-Based Credit Facility with a commitment amount of up to $175 million. The Term Loan Credit Facility is intended to: (i) support the adoption of an after-treatment solution to accelerate delivery of our next generation clean engine solution, (ii) support the market transition plan for Class 8 engine sales, and (iii) improve our financial flexibility. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and extended the maturity date to August 17, 2017. We also utilized proceeds from the March 2013 issuance of $300 million of additional 8.25% Senior Notes due 2021 to make a principal repayment of $300 million against our Term Loan Credit Facility. For additional information, see Note 7, Debt, to the accompanying consolidated financial statements.
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
Consolidated cash, cash equivalents and marketable securities was $1.1 billion at July 31, 2013, which includes $61 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Nine Months Ended July 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(248)	$282	$34
Net cash used in investing activities	(585)	(106)	(691)
Net cash provided by (used in) financing activities	208	(194)	14
Effect of exchange rate changes on cash and cash equivalents	(21)	2	(19)
Increase (decrease) in cash and cash equivalents	(646)	(16)	(662)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$413	$12	$425

	Nine Months Ended July 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(292)	$638	$346
Net cash provided by (used in) investing activities	278	(2)	276
Net cash provided by (used in) financing activities	23	(630)	(607)
Effect of exchange rate changes on cash and cash equivalents	(9)	2	(7)
Decrease in cash and cash equivalents	—	8	8
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$488	$59	$547
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the nine months ended July 31, 2013 and 2012 was $248 million and $292 million, respectively. The net decrease in cash used in the first nine months of 2013, versus the comparable period in 2012, was primarily attributable to net improvements in the change in inventory and accounts payable, partially offset by a higher loss and a negative impact from the change in accounts receivable and other non-current liabilities.
Cash paid for interest, net of amounts capitalized, was $165 million and $99 million for the nine months ended July 31, 2013 and 2012, respectively.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities for the nine months ended July 31, 2013 was $585 million, compared to cash provided of $278 million in the same period of 2012. The net increase in cash used in the first nine months of 2013 was primarily attributable to higher purchases and lower sales of marketable securities. These items were partially offset by lower capital expenditures and the receipt of proceeds from the sale of our interests in various non-consolidated affiliates.
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
Manufacturing Cash Flow from Financing Activities
Cash provided by financing activities for the nine months ended July 31, 2013 was $208 million, compared to $23 million of cash used in the same period of 2012. The net improvement in cash flow from financing activities was primarily attributable to share repurchases in 2012 that were not repeated in 2013, partially offset by the purchase of certain manufacturing equipment that was leased from a third-party and lower borrowings under the Amended and Restated Asset-Based Credit Facility. In addition, as described above, certain out-of-period adjustments for the correction of prior-period errors, which included recognizing Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013, contributed to the increase in cash provided by financing activities.

Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the nine months ended July 31, 2013 and 2012 was $282 million and $638 million, respectively. The net decrease in cash provided by operating activities for 2013, versus the comparable period in 2012 was primarily due to the lower margin by which retail notes and accounts liquidations exceeded originations, as well as lower income.
Cash paid for interest, net of amounts capitalized, was $41 million and $59 million for nine months ended July 31, 2013 and 2012, respectively. The decrease for 2013 compared to 2012 is a result of lower average debt balances as funding requirements have declined and average interest rates have been lower.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities for the nine months ended July 31, 2013 was $106 million, compared to $2 million for the same period in 2012. The increase in cash used in investing activities is primarily due to increased investments in marketable securities and equipment under operating leases during 2013. In addition, an increase in restricted cash for the repayment of investor notes maturing in October 2013 was partially offset by the lower restricted cash requirements on lower retail securitization balances. In 2012, cash used in investing activities was largely offset by the reduction in restricted cash resulting from lower retail securitization balances.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the nine months ended July 31, 2013 and 2012 was $194 million and $630 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The decrease is primarily due to the lower margin by which periodic payments on our funding facilities exceeded new funding requirements for retail notes and accounts.
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
For the three and nine months ended July 31, 2013, we contributed $29 million and $86 million, respectively, and for the three and nine months ended July 31, 2012, we contributed $30 million and $112 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $80 million during the remainder of 2013. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2014 through 2016, the Company will be required to contribute at least $200 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 8, Postretirement Benefits, to the accompanying consolidated financial statements.

Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and The National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and/or greenhouse gas regulations. In February 2013, Canada issued greenhouse gas emissions regulations, which are substantially aligned with U.S. greenhouse gas regulations. We expect that heavy duty vehicle and engine fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2012. During the nine months ended July 31, 2013, there were no significant changes in our application of our critical accounting policies.
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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2012. During the nine months ended July 31, 2013, there have been no significant changes in our exposure to market risk.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our quarterly financial statements for the period ended July 31, 2013, the Company discovered errors in prior periods in 2011 and 2012 related to the timing of revenue recognition arising from certain contracts with the U.S. Government. The Company believes that the errors do not affect periods in 2013 and are not material to the financial statements in any prior periods.
The Company is in the process of reviewing this matter, including the adequacy and sufficiency of internal control over financial reporting as they relate to this matter.

PART II—Other Information

Item 1.     Legal Proceedings
During the nine months ended July 31, 2013, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012, except: (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended January 31, 2013; (ii) those disclosed in Part II, Item I of our Quarterly Report on Form 10-Q for the period ended April 30, 2013; and (iii) those disclosed below:
Kruse vs. Ford
On July 25, 2012, Kruse voluntarily dismissed with prejudice all claims against Ford Motor Company, and Ford voluntarily dismissed with prejudice all counter claims against Kruse. On July 30, 2012, the court dismissed the case based upon the stipulated order. Ford never requested Navistar to take the defense of this case or to bear any costs.
Shareholder Litigation
In July 2013, the Court in the 10b-5 Cases appointed a lead plaintiff and lead plaintiff's counsel, ordered the lead plaintiff to file a consolidated amended complaint by September 30, 2013 and ordered the defendants to move to dismiss or answer that complaint by November 29, 2013.
Pursuant to a court order in May 2013, the derivative complaint filed by James Gould in March 2013 in the United States District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. Pursuant to a court order in August 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
Lis Franco de Toledo, et. al. vs Syntex do Brasil and IIAA
In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$11 million at July 31, 2013). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions.
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the “Committee”), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint in the U.S. District Court for the Southern District of Ohio (the “Profit Sharing Complaint”). In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford Motor Company ("Ford") in the United States District Court for the Northern District of Illinois. The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L Power Stroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct.  For relief, Darne seeks compensatory damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel.  Darne also asks the Court to award punitive damages and restitution/disgorgement.
CARB Notice of Violation
In June 2013 the Company made a settlement offer to CARB and remains in discussions with CARB regarding this matter.
For further information regarding these and other legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

Item 1A.	Risk Factors
During the nine months ended July 31, 2013, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. The Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock. During the three months ended July 31, 2013, one director elected to defer all or a portion of his annual retainer fees in shares, and was credited with an aggregate of 1,079.525 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $27.79. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) for transactions not involving a public offering and based on the director's financial sophistication and knowledge of the Company.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended July 31, 2013.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:		Page

(4)	Instruments Defining Rights of Security Holders, including Indentures	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
(99.1)	Additional Financial Information (Unaudited)	E-7
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Senior Vice President and Controller
(Principal Accounting Officer)
September 4, 2013