Form 10-K
period 2013-10-31
NAVISTAR INTERNATIONAL CORP
filed 2013-12-20
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2013, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.8 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, 10% or greater stockholders, and pension and 401(k) plans of the registrant have been deemed to be affiliates.
As of November 30, 2013, the number of shares outstanding of the registrant’s common stock was 81,176,313, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2014 annual meeting of stockholders to be held on March 10, 2014 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2013 FORM 10-K

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	27

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	146
Item 9A.	Controls and Procedures	146
Item 9B.	Other Information	147

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	148
Item 11.	Executive Compensation	148
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	148
Item 13.	Certain Relationships and Related Transactions, and Director Independence	148
Item 14.	Principal Accountant Fees and Services	148

PART IV
Item 15.	Exhibits and Financial Statement Schedules	149
	Signatures	150

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	anticipated sales, volume, demand, and markets for our products;

•	anticipated performance and benefits of our products and technologies, including our advanced clean engine solutions;

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

•
our expectations to achieve the objectives of our "Drive-to-Deliver" turnaround plan, including: (i) leading vehicle uptime, (ii) creating a lean enterprise, (iii) generating future financial growth, and (iv) improving market share profitably;

•	anticipated results from our Return-on-Invested-Capital ("ROIC") methodology and the benchmarking study to create a pathway to achieve profitability;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford Motor Company ("Ford") expected in February 2015;

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our enterprise-wide reduction-in-force, and other actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2013, 2012, and 2011 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
Overview
We are an international manufacturer of International® brand commercial and military trucks, MaxxForce® brand diesel engines, IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. We also provide retail, wholesale, and lease financing services for our trucks and parts.
Our Products and Services
Our principal products and services include:

•
Trucks—We manufacture and distribute Class 4 through 8 trucks and buses in the common carrier, private carrier, government, leasing, construction, energy/petroleum, military vehicle, and student and commercial transportation markets under the International and IC brands.

•
Parts—We support our International brand commercial and military trucks, IC brand buses, MaxxForce engines, as well as our other product lines, by distributing proprietary products together with a wide-selection of other standard truck, trailer, and engine service parts.

•
Engines—We design and manufacture diesel engines across the 50 through 550 horsepower range under the MaxxForce and MWM brand names. In North America, our engines are primarily used in our International branded trucks and military vehicles and IC branded buses. In Brazil, in addition to the MWM brand, we also produce mid-range diesel engines primarily under contract manufacturing arrangements for sale to original equipment manufacturers ("OEMs") in South America. We also manufacture diesel engines for the pickup truck, van, and sport-utility vehicle ("SUV") markets.

•	Financial Services—We provide retail, wholesale, and lease financing of products sold by the North America Truck and North America Parts segments, as well as their dealers, within the U.S. and Mexico.
Our Guiding Principles
Our goal is to be the commercial vehicle leader in our primary traditional markets of North American Class 6 through 8 trucks and buses. We believe the following six guiding principles will be the key to achieving our goal:

•	Customer satisfaction—We strive to provide the highest level of customer satisfaction in the industry through improving the uptime of our products while reducing the lifetime costs of operation.

•	Great products—We seek to leverage our knowledge of customer requirements to deliver products and services that meet our customers’ evolving needs.

•
Quality—We are driven to be the market leader in quality, and have implemented quality improvement actions across our enterprise, targeting all stages of the product life cycle, from design, validation, and testing to manufacturing and through to customer service.

•
Reduced cost—We are focused and committed to becoming a lean enterprise through eliminating non-value added activities and reducing our overall cost structure to improve profitability at all stages of the industry cycle.

•
People—We facilitate organizational integration through our "One Navistar" initiative, in order to maximize the potential of our workforce and unite our efforts around common goals, resulting in a high performance organization.

•	Urgency—We act with a sense of urgency across our entire organization. The "Navistar way" is embodied by our efforts to become a faster, more efficient, and more focused organization.

Our Strategy
Our Business
Our core business is the North American truck and parts markets, where we participate primarily in the Class 6 through 8 vehicle market segments (our "Traditional" markets). Historically, we had success in the truck and bus markets due to the integration of our engines in these vehicles. In 2009, we expanded our engine offering to include certain heavy-duty big-bore engines under the MaxxForce brand. We believed that vertically integrating our engines and trucks in certain markets would be the best method to differentiate our products, create value, and provide an expanded stream of revenue for service parts over the life cycle of the vehicle.
Emissions regulation is a key element of our industry. A fundamental component of our prior strategy was to leverage Advanced Exhaust Gas Recirculation ("EGR"), which we believed to have certain advantages, as part of a proprietary engine technology path. We previously believed that our proprietary engine technology would eliminate the need for additional after-treatment components on our vehicles, including urea-based Selective Catalytic Reduction ("SCR"). However, in July 2012, we announced a change to our engine emissions strategy. We aggressively pursued the technology path followed by others in the industry by adding SCR components to our engines and our vehicles, and as a result, in 2013, we received Environmental Protection Agency ("EPA") certification of certain of our MaxxForce engines that incorporate an SCR after-treatment system.
In addition to modifying our technology path related to emissions standards, we decided to discontinue the development of certain engines without scale, in favor of a more cost-effective method of purchasing certain engines from an engine OEM supplier. During 2013, we began offering trucks with these engines. Our primary focus is to execute the refresh of our product portfolio that incorporates our new engine strategy and improvements to the quality of our products. We redeployed a substantial portion of our resources to focus on this effort and our primary market of North America. We believe that: (i) offering our trucks with the option of being powered by either our MaxxForce engine or a 3rd party engine will allow us to increase our customer-base; and (ii) our products will demonstrate superior performance as measured by uptime, fuel economy, and lowest cost of ownership. All together, we believe this strategy will ultimately translate into successfully recapturing market share in North America.
We implemented a Return-on-Invested-Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing or are non-strategic. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing, and may lead to additional divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. We also initiated a benchmarking study to create a pathway to achieve profitability at all points of the industry cycle by identifying actions to lower our material and manufacturing costs, resulting in significant cost savings. We believe that actions identified by our ROIC evaluation initiative and benchmarking study will translate into a more efficient company with a lower cost structure, ultimately leading to increased profitability.
We have taken several actions that we believe will improve our performance and continue to evaluate additional opportunities to enhance value. Following our six guiding principles, the entire organization remains aligned around our "Drive-to-Deliver" turnaround plan, which is outlined below under Our 2013 Accomplishments and Our Expectations Going Forward.
Our 2013 Accomplishments
Following our Drive-to-Deliver plan, we made substantial progress during 2013 on our top priorities:

I.
Improve quality—We moved with urgency to address quality issues in our existing product portfolio, as well as implemented new quality controls and testing systems. For example, during 2013, we logged nearly four million test miles on the International® ProStar® trucks powered by our Certified MaxxForce 13L engine (defined below).

II.
Hit our launches—We achieved several milestones, which included achieving EPA certification using an existing SCR technology, getting to market products that incorporate existing SCR technology while expanding our engine options, and revamping our heavy-duty truck portfolio. Specific examples include:

•	We met our first major engine strategy milestone with the launch of certain Class 8 truck models featuring the Cummins ISX15 engine, which includes their after-treatment system, in December 2012.

•
In April, we met another major engine strategy milestone with the receipt of EPA certification of our MaxxForce 13L Big-Bore engines incorporating the Cummins SCR after-treatment system (the "Certified MaxxForce 13L engine"). Later in that same month, we began shipping our International® ProStar® trucks powered by our Certified MaxxForce 13L engine. Also in April, we received on-board diagnostics ("OBD") certification for all current applications.

III.
Deliver on our 2013 plan—We demonstrated discipline with regards to the cash of our Manufacturing operations, where we met our guidance each quarter of 2013. We made tough decisions to reduce operating costs and made significant progress on our benchmarking study and ROIC evaluation initiative. We changed our leadership, which resulted in blending our internal expertise with an outside perspective.

•
In 2012, we implemented a number of cost-reduction actions to control spending across the Company, including reductions in discretionary spending and employee headcount reductions. As a result, our operating costs, which include selling, general and administrative ("SG&A") expenses and engineering and product development costs, decreased by $330 million in 2013, compared to the prior year. Also throughout 2013, we initiated various additional cost-reduction actions that were identified by our benchmarking study. Specifically in September, we leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force, which we expect will contribute an estimated $50 million to $60 million of annual savings beginning in 2014.

•
The ROIC evaluation initiative drove our decisions to divest: (i) our interests in Mahindra Navistar Automotives Ltd. and Mahindra-Navistar Engines Private Ltd. (collectively, the "Mahindra Joint Ventures") in February, (ii) the Workhorse Custom Chassis ("WCC") business in March, (iii) substantially all of our interest in certain operations of the Monaco RV business in May, and (iv) the Bison Coach trailer manufacturing business ("Bison Coach") in October. We also entered into an agreement to sublease a portion of our manufacturing facility in Cherokee, Alabama. Additionally, we began rationalizing certain engineering and product development programs, due in part to changes in our engine strategy and renewed focus on our core business of the North American truck and bus markets.

•
In connection with our renewed focus on the North America market, we have realigned our leadership and management structure around functional expertise. We believe this realignment will result in better execution of our strategies by facilitating faster decision making, driving greater accountability and transparency, creating better alignment towards common objectives, and reducing our operating costs. As a result of the progress we have made with this realignment, we determined our reporting segments changed in the fourth quarter of 2013.

IV.
Build sales momentum—In our Traditional markets, we have seen a strong response to our new truck offerings. As of October 31, 2013, our backlog of unfilled truck orders in our Traditional markets increased by 26% compared to October 31, 2012. We have seen an increase in our order share in the second half of 2013 compared to the first half of the year. We believe this momentum will continue to be fueled by offering the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses. Initial production of DuraStar® and CE Series school buses, incorporating the Cummins ISB, is expected to begin during our first quarter of 2014.

Our Expectations Going Forward
We believe we are well-positioned to build upon our 2013 accomplishments and take them to the next level:

I.
Lead in vehicle uptime—Quality remains at the forefront of our customer-focused approach. We believe our quality will continue to improve and our trucks will be market leaders in uptime and fuel economy with the lowest cost of ownership. Going forward, we believe we are building the best trucks in our Company's history.

II.
Lean enterprise—We are utilizing a customer-focused redesign of our trucks to find new ways to reduce costs and add value for our customers. We are eliminating waste and driving functional excellence to achieve continuous improvement. We expect these steps will build customer satisfaction, lower our break-even point, and drive profitability at all points in the cycle.

III.
Financial growth—We expect the increases seen in our orders and backlogs in our Traditional markets will translate to increased volumes and market share in the future. Due to our focus on reducing costs through manufacturing optimization, eliminating waste, and addressing the opportunities identified by benchmarking studies, we expect to lower manufacturing costs, increase capacity utilization and productivity, and achieve a lower cost structure. We also expect to continue to enhance our liquidity and profitability. As a result of these actions, we expect to improve our financial performance and achieve our long-term financial goals.

IV.
Profitable improvements in market share—We expect the sales momentum that began in late 2013 to continue with new and improved products, volume growth, and effective pricing. We intend to move steadily closer towards having a full-product portfolio with the SCR after-treatment technology. We expect to continue our product differentiation with enhanced features and options that will benefit our customers and help drive profitable market share improvements.

Our Operating Segments
In 2013, we continued our ongoing efforts to realign our management structure around the functional expertise needed to execute our core North American strategy. We believe these realignments, among other things, will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs. In the fourth quarter of 2013, we completed certain changes to our organizational and reporting structures that reflect how our Chief Executive Officer, is who our Chief Operating Decision Maker, assesses the performance of our operating segments and makes decisions about resource allocations.
As a result, we have determined our reporting segments consist of: North America Truck, North America Parts, Global Operations (collectively referred to as "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively referred to as "Financial Services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment, as well as information relating to customer concentration, can be found in Note 16, Segment Reporting, to the accompanying consolidated financial statements. Prior to the fourth quarter of 2013, our reporting segments consisted of: Truck, Engine, Parts, and Financial Services.
North America Truck Segment
Our North America Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC brands, along with production of engines under the MaxxForce brand name, in the North America markets that include sales in the U.S., Canada, and Mexico. Our North America Truck segment also produces concrete mixers under the Continental Mixers brand and refuse truck bodies under the E-Z Pack brand. The engines produced in North America are primarily used in our trucks and buses. Our strategy is to deliver the highest quality commercial trucks, buses, and military vehicles. The North America Truck segment is our largest operating segment based on total external sales and revenues.
We compete primarily in our Traditional markets. The North America Truck segment's manufacturing operations in the U.S. and Mexico consist principally of assembling components manufactured by our suppliers, as well as designing, engineering, and producing certain sheet metal components, including truck cabs, and MaxxForce engines. In 2013, we began offering the Cummins ISX15 engine, as well as the Cummins SCR after-treatment system on certain applications of our MaxxForce branded engines. In 2014, we expect to begin offering the Cummins ISB engine in certain truck and bus applications. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines into the military vehicle. We also sell International and CAT branded trucks through our alliance with Caterpillar Inc. ("Caterpillar").
Through Blue Diamond Truck Co. LLC ("BDT"), our joint venture with Ford, we manufacture certain Ford and Navistar medium-duty trucks. In December 2011, Ford notified the Company of its intention to dissolve BDT, effective December 2014. However, in September 2013, Ford and the Company agreed to extend the BDT joint venture through February 2015.
The North America Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks, and include Pure Power Technologies Metalcastings ("PPT"), which consists of: (i) a components business focused on air and fuel systems, and (ii) foundry operations that manufacture engine components, mainly cylinder blocks, heads, and other engine components. The operations at the engine manufacturing facilities consist principally of the assembly of components manufactured by PPT and our suppliers, as well as machining operations relating to steel and grey-iron components, and certain higher technology components necessary for our engine operations.
We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 797 outlets in the U.S. and Canada and 80 outlets in Mexico, as of October 31, 2013. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. As of October 31, 2013, we operated three Dealcors. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
The markets in which the North America Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has also impacted, and will continue to impact, trucking operations as well as the efficiency and specifications of trucking equipment.
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include PACCAR Inc. ("PACCAR"), which sells vehicles under the Kenworth and Peterbilt nameplates in North America, and Ford. Competing foreign-controlled domestic manufacturers include Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include BAE Systems, Force Protection, Inc., General Dynamics Land Systems, and Oshkosh Truck. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz. In the Mexican diesel engine market, our Classes 4 through 8 trucks with our MaxxForce 4.8L, 7L, DT, and 9L engines, face competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford.
North America Parts Segment
Our North America Parts segment supports our brands of International commercial and military trucks, IC buses, MaxxForce engines, as well as our other product lines, by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America through the dealer network that supports our trucks and engines. The North America Parts segment is our second largest operating segment based on total external sales and revenues.
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers in North America or through direct shipment from our suppliers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
Also included in the North America Parts segment is our Blue Diamond Parts ("BDP") joint venture with Ford, which manages the sourcing, merchandising, and distribution of certain service parts for North American Ford vehicles.
The North America Parts business competes on many dimensions including customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks, which are common across OEM truck manufacturers ("All-Make parts"). The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets. We sell a wide-range of proprietary parts, however, we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
Global Operations Segment
Our Global Operations segment includes businesses that derive their revenue from outside our core North America markets and primarily consists of the operations of our wholly-owned subsidiary, International Indústria de Motores da América do Sul Ltda. ("IIAA") (formerly MWM International Industria De Motores Da America Do Sul Ltda. ("MWM")) in Brazil and our truck and parts export businesses under the International and IC brands. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under the MWM brand to OEMs for the assembly of their engines, particularly in South America. Additionally as part of its MWM operations, the Global Operations segment has engine manufacturing operations in Argentina. We continue to develop our Expansion markets, which include international export and other truck and bus markets. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in certain markets through our distribution and service network of retail outlets, which was comprised of 304 international locations, as of October 31, 2013. We distribute service parts internationally through our dealer network, as well as through direct shipments.
From time to time, we enter into collaborative strategic relationships that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. The Global Operations segment has engaged in various strategic joint ventures to further our reach to global markets, which include our joint venture in China with Anhui Jianghuai Automobile Co ("JAC"). In August 2012, the Company and JAC received formal approval from the Chinese government to move forward with their commercial engine joint venture. The joint venture will focus on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to Navistar's Euro IV and Euro V emission standard technologies. In May 2013, the engine joint venture with JAC was capitalized and became operational. The joint venture also sets the stage for global export opportunities of JAC's light-, medium- and heavy-duty commercial trucks. The joint venture related to truck opportunities is subject to finalization of certain ancillary agreements among the parties and governmental approval.

In Brazil, IIAA engine competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain ("FPT") in the light and medium markets; Mercedes Benz, Cummins, Scania, MAN, Volvo, and FPT in the heavy market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Global N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and Deere & Company in the agricultural market; and Scania and Cummins in the stationary market. In our primary truck and parts export markets of South America, we compete with many truck manufacturers, including PACCAR, Freightliner, and Mack.
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the North America Truck and Parts segments and their dealers within the U.S. and Mexico. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. We also finance wholesale and retail accounts receivable, of which substantially all revenues earned are received from financing the sales of our trucks and parts. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. This segment provided wholesale financing for 85% and 88% of our new truck inventory sold by us to our dealers and distributors in the U.S. in 2013 and 2012, respectively.
The Financial Services segment manages the relationship with Navistar Capital (an alliance with GE Capital) which provides retail financing to our customers in the U.S. GE Capital has provided financing to support the sale of our products in Canada for over 20 years. This segment is also facilitating financing relationships in other countries to align with the Company's global operations.
In March 2010, we entered into an Operating Agreement, which is subject to early termination provisions, with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses, and under limited circumstances NFC retains the rights to originate retail customer financing.
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
A portion of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. In addition, our U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract.
Engineering and Product Development
Our engineering and product development programs are focused on product improvements, innovations, and cost-reductions, and these related costs are incurred by our North America Truck and Global Operations segments. Recently as part of our ROIC initiative, we began rationalizing certain engineering and product development programs based on changes in our engine strategy and renewed focus on our core business of the North American truck and bus markets. For example, we are focused on: (i) further developing our International brand commercial trucks and military trucks, (ii) modifying our trucks to accommodate our MaxxForce engines with the Cummins' SCR after-treatment system, and (iii) integrating the Cummins ISB and ISX15 engines. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet emissions regulatory requirements and to provide engine solutions to support a global marketplace. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development expenditures were $406 million in 2013 compared to $532 million in 2012 and $520 million in 2011.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.

The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2013 and 2012:

	Units	Value
As of October 31:		(in billions)
2013	24,000	$1.8
2012	25,000	1.8
The decrease in the backlog of unfilled truck orders was primarily due to declines in our global export markets, partially offset by an increase in our Traditional markets, particularly Class 8 heavy trucks. The backlog of unfilled truck orders for our Traditional markets were 22,500 units as of October 31, 2013, an increase of 4,700 units, or 26%, as compared to 17,800 units as of October 31, 2012.
Production of our October 31, 2013 backlog is expected to be substantially completed during 2014. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.
Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2013, we leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. Also in 2013, we sold the WCC, Bison Coach, and Monaco RV businesses. In August 2012, the Company announced the offering to the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the VSP, we also used attrition and an involuntary reduction-in-force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate certain positions. Approximately 1,300 employees were impacted by these actions, of which 1,200 employees exited by October 31, 2012 and the remaining exited in 2013. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2013	2012	2011
Employees worldwide:
Total active employees	14,800	16,900	19,000
Total inactive employees(A)	1,700	1,600	1,800
Total employees worldwide	16,500	18,500	20,800
Total active union employees:
Total UAW	2,300	1,700	2,000
Total other unions	2,800	2,500	3,900
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 500 employees, 600 employees, and 1,000 employees as of October 31, 2013, 2012, and 2011, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant related to the expiration of the CAW contract on June 30, 2009. In 2011, the Company committed to close this facility due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

Our current master collective bargaining agreement with the UAW will expire in October 2014. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.
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
The Company’s costs for trucks and parts sold consist primarily of material costs which are influenced by commodities prices such as steel, precious metals, resins, and petroleum products. We continue to look for opportunities to mitigate the effects of market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often volatile global marketplace. Generally, the impact of commodity costs fluctuation in the global market will be reflected in our financial results on a delayed basis, depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.
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
In 2010, the initial phase-in of OBD requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the EPA. In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country.
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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for greenhouse gas emissions and fuel economy on September 15, 2011. These begin to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. The next phase of federal greenhouse gas emission and fuel economy regulations, anticipated for 2020, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or greenhouse gas emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and greenhouse gas emission regulations. California is also in the initial stages of considering greenhouse gas emission rules for heavy duty vehicles. We expect that heavy duty vehicle and engine fuel economy and greenhouse gas emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2013.

Name	Age	Position with the Company

Troy A. Clarke	58	President and Chief Executive Officer and Director
Walter G. Borst	52	Executive Vice President and Chief Financial Officer
Jack Allen	56	Executive Vice President and Chief Operating Officer
Eric Tech	50	Senior Vice President, Strategy and Planning, & President, Global and Specialty Business
Steven K. Covey	62	Senior Vice President, Chief Ethics Officer and General Counsel
James M. Moran	48	Senior Vice President and Treasurer
Richard C. Tarapchak	48	Senior Vice President and Corporate Controller
Curt A. Kramer	45	Corporate Secretary
Gregory W. Elliott	52	Senior Vice President, Human Resources and Administration
Troy A. Clarke has served as President and Chief Executive Officer of NIC and as a member of our board of directors since April 2013. Mr. Clarke served as President and Chief Operating Officer of NIC from August 2012 to April 2013. Prior to this position, Mr. Clarke served at Navistar, Inc. as President of the Truck and Engine Group from June to August 2012, as President of Asia-Pacific Operations of Navistar, Inc. from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of Navistar, Inc. from 2010 to 2011. Prior to joining Navistar, Inc., Mr. Clarke held various positions at General Motors Company ("GM"), including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Clarke has served on the board of directors of Fuel Systems Solutions, Inc. since December 2011.
Walter G. Borst was appointed Executive Vice President and Chief Financial Officer of NIC on June 18, 2013. Prior to joining NIC, Mr. Borst served as Chairman, President and CEO of GM Asset Management and Vice President of GM since 2010. Prior to that, Mr. Borst served as Vice President and Treasurer of GM from 2009 to 2010 and as Treasurer of GM from 2003 to 2009. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Jack Allen has served as Executive Vice President and Chief Operating Officer since April 2013. Prior to holding this role, Mr. Allen held various positions with the Company, most recently as President of North American Trucks and Parts since June 2012, President of North American Trucks from 2008 to 2012, President of the Engine Group from 2004 to 2008, Vice President and General Manager of the Parts Group from 2002 to 2004 and Vice President and General Manager of the Blue Diamond Truck Company, a joint venture with Ford, from 2001 to 2002. Mr. Allen has served on the board of directors of The Valspar Corporation since December 2011.
Eric Tech has served as Senior Vice President, Strategy and Planning, and President, Global and Specialty Business, since June 2013. Prior to holding this role, he served as President, Global Truck and Engine of Navistar, Inc. from June 2012 to June 2013, President, Engine Group of Navistar, Inc. from July 2009 to June 2012, Vice President and General Manager, Engine from November 2008 to July 2009, Vice President and General Manager, Light, Medium and Heavy Truck from July 2008 to November 2008, Vice President and General Manager, Vee and Inline Business Unit from September 2007 to July 2008 and Vice President and General Manager, Vee Business Unit from May 2006 to September 2007. Prior to joining Navistar, Inc., Mr. Tech held various positions of increasing responsibility at the Ford Motor Company in engineering, quality, product planning, and vehicle and program management, most recently as Chief Engineer for Super Duty Truck Programs.
Steven K. Covey has served as Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey has also served as Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since 2008. Prior to holding these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000 and Associate General Counsel of Navistar, Inc. from 1992 to 2000.

James M. Moran has served as Senior Vice President and Treasurer of NIC since June 2013. Prior to this role, he served as Vice President and Treasurer of NIC from 2008 to June 2013. Mr. Moran has also served as Senior Vice President and Treasurer of Navistar, Inc. since June 2013 and Vice President and Treasurer of Navistar, Inc. from 2008 to June 2013. Mr. Moran has also served as Senior Vice President and Treasurer of NFC since April 2013 and Vice President and Treasurer of NFC from January 2013 to April 2013. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004, and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.
Richard C. Tarapchak has served as Senior Vice President and Corporate Controller (Principal Accounting Officer) of NIC since June 2013 and Vice President and Corporate Controller (Principal Accounting Officer) of NIC from March 2010 to June 2013. Prior to holding this position, Mr. Tarapchak served as Vice President-Strategic Initiatives of Navistar, Inc. from 2008 to March 2010. Mr. Tarapchak also served as Vice President and Chief Financial Officer of the Truck Group of Navistar, Inc. from 2005 to 2008, Director-Corporate Financial Analysis of Navistar, Inc. from 2003 to 2005 and Director, Finance and Operations of Navistar, Inc. from 2000 to 2003.
Curt A. Kramer has served as Corporate Secretary of NIC since 2007. Mr. Kramer has also served as Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to holding these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004, and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.
Gregory W. Elliott has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to holding this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc. from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

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
We may not realize sufficient acceptance of our product in the marketplace in order to achieve our goal of regaining market share.
A key element of our operating strategy is to renew our focus on our primary markets and regain market share following the transition from our EGR only engine technology to a SCR engine technology. Our success in regaining market share depends in part on our ability to achieve market acceptance of our existing and new products. The extent to which, and the rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to: price, safety, efficacy, reliability, conversion costs, competitive pressures, regulatory approvals, marketing and sales efforts, and general economic conditions affecting purchasing patterns. Any failure to regain market share could have an adverse effect on our business, liquidity, results of operations and financial condition.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position. In that regard, borrowings of an aggregate of $570 million represented by our 3.00% senior subordinated convertible notes due October 2014 (the "2014 Convertible Notes") are scheduled to mature on October 15, 2014 and, as a result, are reflected as a current liability in our consolidated balance sheet as of October 31, 2013. We believe that our cash on-hand, together with funds generated by our operations and potential borrowings under our credit facilities, will provide us with sufficient liquidity and capital resources to meet our working capital, debt service, capital expenditures and other operating needs for the foreseeable future. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2014, the successful implementation of our revised engine strategy, the continuing availability of trade credit from certain key suppliers, the ability to regain market share and the absence of material adverse developments in our competitive market position, business, access to the capital markets or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
Our substantial indebtedness could adversely affect our financial condition, cash flow, and operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt agreements could have important consequences for our operations. The size and terms of our senior secured, term loan credit facility (the "Amended Term Loan Credit Facility") limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

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
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our Amended Term Loan Credit Facility and our Amended and Restated Asset-Based Credit Facility, the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock (50 percent for our 2014 Convertible Notes and 4.50% senior subordinated convertible notes due October 2018 (the "2018 Convertible Notes")), (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our board of directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
Increased warranty costs may negatively impact our near term operating results.
Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions standards ("2010 Emission Engines"). Component complexity and other related factors associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced.
We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers. We also offer optional extended warranty contracts. Our warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue. We also utilize actuarial analysis in order to determine whether our accrual estimate falls within a reasonable range.  However, warranty claims inherently have a high amount of variability in timing and severity and can be influenced by many external factors.
Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims and refine our process for determining our warranty cost accruals, we have continued to experience higher warranty spend than expected, which contributed to significantly higher warranty charges for current and pre-existing warranties, including charges for extended service contracts, in 2012 and 2013. We recognized adjustments to pre-existing warranties of $404 million for both of the years ended October 31, 2013 and 2012 compared to adjustments of $79 million in the year ended October 31, 2011. The increase in the adjustments to pre-existing warranties in 2013 and 2012 related to the unanticipated increase in warranty spend, primarily for certain 2010 Emission Engines.
We may continue to experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for recalls and field campaigns to address identified issues. These charges could have an adverse effect on our financial condition, results of operations and cash flows. In fiscal 2013, to meet new emissions requirements, including but not limited to OBD, we launched several products that incorporate additional changes and added component complexity. These changes may result in additional future warranty expense that may have an adverse effect on our financial condition, results of operations and cash flows.
We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.

As described in "Item 9A. Controls and Procedures", we have concluded that our internal control over financial reporting was ineffective as of October 31, 2013 because a material weakness existed in our internal control over financial reporting related to the validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions and the presentation of income tax expense. If we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.
Past and potential further downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. In 2012 and 2013 the major debt-rating agencies downgraded our ratings, including a downgrade by Standard & Poor’s Ratings Services on October 7, 2013. Further, Standard & Poor’s Ratings Services currently has our rating outlook as developing. Any further downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel.
Our continued success depends, in part, on our ability to identify, attract, motivate, train and retain qualified personnel in key functions and geographic areas. In particular, we are dependent on our ability to identify, attract, motivate, train and retain qualified engineers with the requisite education, background and industry experience who can assist in the development, enhancement and introduction of new products and technology solutions. Further, we have significant operations in foreign countries, including Canada, Mexico and Brazil, and, to effectively manage our global operations, we will need to continue to be able to recruit, train, assimilate, motivate and retain qualified experienced employees around the world.
Failure to attract, train and retain qualified personnel could impair our ability to execute our business strategy and could have an adverse effect on our business prospects. In addition, our operations and our ability to execute our business strategy may be negatively impacted by the loss of certain personnel in connection with our reductions-in-force and other personnel departures that occurred throughout 2012 and 2013, if we have retained employees with insufficient experience, skills and knowledge base.
We could incur restructuring and impairment charges as we continue to evaluate our portfolio of assets and identify opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure.
We continue to evaluate our portfolio of assets in order to validate their strategic and financial fit. To allow us to increase our focus on our North American core business, we are evaluating product lines, businesses, and engineering programs that fall outside of our core business. We are using an ROIC methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing and/or non-strategic. For under-performing and non-strategic areas, we are evaluating whether to fix, divest, or close those areas. In addition, we are evaluating opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations.
We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment.
It is reasonably possible that within the next twelve months we could recognize goodwill impairment charges for certain reporting units if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment.

Any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.
We may not achieve all of the expected benefits from our cost saving initiatives.
We have implemented a number of cost saving initiatives, including the consolidation of our North American truck and engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending and employee headcount reductions. As a result, our operating costs, which include SG&A expenses and engineering and product development costs, decreased by $330 million in 2013, compared to the prior year. We expect that actions taken in the fourth quarter of 2013 will contribute an estimated additional $50 million to $60 million of annual savings beginning in 2014. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. This includes evaluating our portfolio of assets, which could include closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives, which include the estimated savings from the elimination of certain open positions. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project or we may not be able to sustain the savings. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.
We may discover defects in vehicles potentially resulting in delays in new model launches, recall campaigns, or increased warranty costs.
Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where two or more government-mandated standards may conflict. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, a significant increase in warranty claims or a recall, the costs of which could be substantial.
Additionally, if we experience failure in some of our emissions components and the emission component defect rates of our engines exceed a certain level set by the California Air Resources Board ("CARB") and the U.S. Environmental Protection Agency (the "EPA"), those engines may be subject to corrective actions by these agencies, which may include extending the warranties of those engines. This could increase exposure beyond the stated warranty period to the relevant regulatory useful life of the engine, and these actions could have an adverse effect on our financial condition, results of operations and cash flows.
Our Manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.
We obtain raw materials, parts and manufactured components from third-party suppliers. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our key third-party suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers are the sole source for a particular supply item (e.g., certain engines and the majority of parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
We have significant under-funded postretirement obligations.
On a U.S. generally accepted accounting principles ("GAAP") basis, the under-funded portion of our projected benefit obligation was $1.4 billion and $2.1 billion for pension benefits at October 31, 2013 and 2012, respectively, and $1.2 billion and $1.4 billion for postretirement healthcare benefits at October 31, 2013 and 2012, respectively. In calculating these amounts, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs. The failure to achieve the expected rates of return and growth rates, as well as reductions in interest rates, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows. In addition, the continued restructuring and rationalization of our business could increase our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including such timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently-enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 and the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") have reduced our funding requirements over the next five years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue to convert our proprietary engines to SCR, implement next-phase OBD requirements and manage emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on greenhouse gas emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and greenhouse gas emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially require EPA certification for vehicles and engines to greenhouse gas emissions standards in 2014 and are fully implemented in model year 2017. These standards will increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. In addition, other regulatory proposals under consideration or those that are proposed in the future, including those in the state of California, may adversely affect results of operations due to increased research, development, and warranty costs.
 A small number of our stockholders have significant influence over our business.
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our Board, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our board of directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each will have two representatives nominated for election at our 2014 annual meeting. In connection with these agreements, one director resigned, and our board of directors will remain at nine members until the 2014 annual meeting, when it will be increased to ten members.
As of October 31, 2013, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 13.3 million shares, or 16.5% of our outstanding common stock, (ii) the MHR Group held approximately 13.1 million shares, or 16.2% of our outstanding common stock, and (iii) the Icahn Group, the MHR Group, and two other stockholders, collectively held over 60% of our outstanding common stock.
As a result of the foregoing, these stockholders are able to exercise significant influence over the election of our board of directors as well as matters requiring stockholder approval. Further, this concentration of ownership may adversely affect the market price of our common stock.
We are involved in pending litigation and an SEC investigation, and an adverse resolution of such litigation or investigation may adversely affect our business, financial condition, results of operations and cash flows.
Litigation and government investigations can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal or investigative proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal or investigative proceedings could have an adverse effect on our business, financial condition, results of operations or cash flows.
We are currently involved in a number of pending litigation matters and in an SEC investigation. For additional information regarding certain lawsuits in which we are involved and regarding the SEC investigation, see Item 3, Legal Proceedings, and Note 15, Commitments and Contingencies, to our consolidated financial statements.

Provisions in our charter and by-laws, our stockholder rights plan and Delaware law could delay and discourage takeover attempts that stockholders may consider favorable.
Certain provisions of our certificate of incorporation and by-laws, and applicable provisions of Delaware corporate law, may make it more difficult for a third party to acquire control of us or change our board of directors and management, or may prevent such acquisition or change. These provisions include:

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
We have a stockholders rights plan, which may be triggered if any person or group becomes the beneficial owner of or announces an offer to acquire 20% or more of our common shares.
The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.
We must comply with numerous miscellaneous federal national security laws, procurement regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.
We must observe laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and impose added costs on our business. For example, the Federal Acquisition Regulations, Defense Federal Acquisition Regulation Supplement, foreign government procurement regulations and the industrial security regulations of the Department of Defense and related laws include provisions that:

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
We are subject to industrial security regulations of the U.S. Departments of State, Commerce and Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified or restricted information. Similarly, our international operations are subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts and could impair our ability to obtain new contracts.
A failure to comply with applicable laws, regulations, policies or procedures, including federal regulations regarding the procurement of goods and services and protection of classified information, could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could adversely affect our business.
Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.
We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the importation of components for our products. In addition, we are obligated to comply with a variety of federal, state and local regulations and procurement policies, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and Justice.
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
For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, International Traffic in Arms Regulations, Export Administration Regulations, the Foreign Military Sales program and trade sanctions against embargoed countries, and destinations administered by the Office of Foreign Assets Control, U.S. Department of the Treasury. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts.
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
Additionally, the failure to obtain applicable governmental licenses, clearances, or approvals could adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions.
Our international business is also highly sensitive to changes in foreign national priorities and government budgets. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.
Our operations are subject to environmental, health and safety laws and regulations that could result in liabilities to us.
Our operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water; the management and disposal of hazardous substances; the cleanup of contaminated sites; and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for property damage or personal injury as a result of violations of or liabilities under such laws and regulations. Contamination has been identified at and in the vicinity of some of our current and former properties for which we have established financial reserves. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. For example, along with the current operator, we are addressing contamination associated with our formerly owned solar turbine site in San Diego, California. While we believe that we have adequate accruals to cover the costs of the ongoing cleanup, we and other parties may be required to conduct additional investigations and remediation in the area, including with respect to any impacts identified in nearby bay sediments. As a result, we also could incur material costs in excess of current reserves at this or other sites as a result of additional cleanup obligations imposed or contamination identified in the future. In addition, as environmental, health, and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future.
Our business could be adversely affected by interruptions to our computer and IT systems.
Most of our business activities rely on the efficient and uninterrupted operation of our computer and information technology ("IT") systems and those of third parties with which we have contracted. Our computer and IT systems are vulnerable to damage or interruption from a variety of sources, as well as potential cybersecurity incidents. Any failure of these systems or cybersecurity incidents could have an adverse effect on our business, financial condition and results of operations.
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
We may not achieve all of the expected benefits from our acquisitions, joint ventures or strategic alliances.
Over the last several years, we have completed a number of acquisitions, joint ventures and strategic alliances as part of our business strategy. We cannot provide any assurances that these acquisitions, joint ventures or strategic alliances will generate all of the expected benefits. In addition, we cannot assure you that disputes will not arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures and strategic alliances could adversely impact our financial condition, results of operations and cash flows. In light of our recent operating results, we are currently evaluating opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, rationalization of certain of our acquisitions, joint ventures or strategic alliances.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have significant operations in foreign countries, primarily in Canada, Mexico and Brazil. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating a multinational company. These risks include, among others:

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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2013, approximately 5,600 of our hourly workers and approximately 400 of our salaried workers were represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2014. Any strikes, threats of strikes, arbitration or other resistance in connection with the negotiation of new labor agreements or otherwise could adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have an adverse effect on our financial condition, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our North America Truck segment operates thirteen manufacturing and assembly facilities, which contain in the aggregate approximately eleven million square-feet of floor space. Of these thirteen facilities, eight are owned and five are subject to leases. Six plants manufacture and assemble trucks, buses, and chassis, six plants are used to build engines, and one plant is involved with rail car manufacturing. A portion of the rail car manufacturing plant is subleased to a third-party, pursuant to a sublease agreement entered into in February 2013. Of the six plants that build engines, three manufacture diesel engines, one manufactures fuel injectors, one manufactures grey iron castings, and one manufactures ductile iron castings.
Our North America Parts segment has seven distribution centers in the U.S., two in Canada, and one in Mexico.
Our Global Operations segment owns and operates manufacturing plants in both Brazil and Argentina, which contain a total of 1.3 million square-feet of floor space for use by our South American engine subsidiaries.
Our Financial Services segment, the majority of whose activities are conducted at our headquarters in Lisle, Illinois, also leases an office in Mexico.
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; Madison Heights, Michigan; and Columbia, South Carolina. Additionally, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois.
Not included above are the Garland, Texas truck manufacturing plant and Indianapolis, Indiana engine plant, both of which have ceased production activities.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a motion to dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. The Company’s motion is currently pending before the Court. In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2013), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of IIAA, our Brazilian engine manufacturing subsidiary, which was formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$12 million at October 31, 2013). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals has not yet ruled on the special appeal.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis Franco de Toledo and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, to which MWM and Wyeth filed motions for clarification of certain issues, and in December 2012, the Sao Paulo court rejected both motions. In January 2013, Wyeth filed an appeal to the San Paulo court's December 2012 decision, and in April 2013, MWM filed an answer to the appeal. The appeal was rejected by the Court of Appeals on September 10, 2013. Wyeth filed a motion for clarification to the Court of Appeals. The motion was rejected by the Court of Appeals on November 5, 2013.
The parties are currently in settlement discussions in respect to these matters.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas (the "Court"). The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee (the "Trustee") as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the Trustee filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the Court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Trustee did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Trustee also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the Court denied. The Court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the final judgment and the motion for reconsideration as to Navistar Defense only. The Trustee filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's motion to dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit. The Fifth Circuit heard oral arguments on both appeals in November 2013 but has not yet issued a ruling on either appeal.

Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, we filed a motion to dismiss the consolidated amended complaint.
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
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford in the United States District Court for the Northern District of Illinois (the "Court"). The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L PowerStroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct. For relief, Darne seeks compensatory dollar damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel. Darne also asks the Court to award punitive damages and restitution/disgorgement. In November 2013, Darne filed an amended complaint, only as to Ford. On November 25, 2013, Darne voluntarily dismissed Navistar, Inc. from the case without prejudice. On November 26, 2013, the Court entered an order terminating the case as to Navistar, Inc..
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
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the California Air Resources Board ("CARB"). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. Beginning in June 2013, the Company has made settlement offers to CARB and remains in discussions regarding this matter.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2013 and 2012:

Year Ended October 31, 2013	High	Low	Year Ended October 31, 2012	High	Low
1st Quarter	$26.90	$18.78	1st Quarter	$45.44	$33.74
2nd Quarter	37.65	23.25	2nd Quarter	48.18	32.68
3rd Quarter	38.81	25.56	3rd Quarter	35.25	20.21
4th Quarter	39.79	31.88	4th Quarter(A)	26.48	18.17
_________________________

(A)
In October 2012, the Company issued 10.67 million shares of common stock at the public offering price of $18.75 per share. For additional information, see Note 17, Stockholders' Deficit, to the accompanying consolidated financial statements.

Number of Holders
As of November 30, 2013, there were approximately 8,450 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2013.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2013.

Stock Performance
The following graph compares the five-year comparison of the cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2008 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2013. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2008	2009	2010	2011	2012	2013
Navistar International Corporation	$100	$110	$160	$140	$62	$68
S&P 500 Index - Total Returns	100	110	128	138	159	204
S&P Construction, Farm Machinery, and Heavy Truck Index	100	138	219	241	157	172
The above graph uses peer group only performance (excludes the Company from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
In the fourth quarter of 2013 as a result of certain changes to our organizational and reporting structures, we determined our reporting segments consist of: North America Truck, North America Parts, Global Operations, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in "Our Operating Segments" in Item 1, Business, and in Note 16, Segment Reporting, to the accompanying consolidated financial statements.
Beginning in the first quarter of 2013, the Company began reporting the operating results of Workhorse Custom Chassis and certain operating results of the Monaco RV business as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The Selected Financial and Statistical Data from 2012 through 2009 have been recast to reflect this change.
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2013	2012(A)	2011(B)	2010	2009
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$10,775	$12,695	$13,641	$11,867	$11,474
Income (loss) from continuing operations before taxes	$(974)	$(1,111)	$435	$338	$441
Income tax benefit (expense)	171	(1,780)	1,417	(23)	(37)
Income (loss) from continuing operations	(803)	(2,891)	1,852	315	404
Loss from discontinued operations, net of tax	(41)	(71)	(74)	(48)	(59)
Net income (loss)	(844)	(2,962)	1,778	267	345
Less: Net income attributable to non-controlling interests	54	48	55	44	25
Net income (loss) attributable to Navistar International Corporation	$(898)	$(3,010)	$1,723	$223	$320
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(857)	$(2,939)	$1,797	$271	$379
Loss from discontinued operations, net of tax	(41)	(71)	(74)	(48)	(59)
Net income (loss)	$(898)	$(3,010)	$1,723	$223	$320
Basic earnings (loss) per share:
Continuing operations	$(10.66)	$(42.53)	$24.68	$3.78	$5.34
Discontinued operations	(0.51)	(1.03)	(1.02)	(0.67)	(0.83)
Net income (loss)	$(11.17)	$(43.56)	$23.66	$3.11	$4.51
Diluted earnings (loss) per share:
Continuing operations	$(10.66)	$(42.53)	$23.61	$3.70	$5.28
Discontinued operations	(0.51)	(1.03)	(0.97)	(0.65)	(0.82)
Net income (loss)	$(11.17)	$(43.56)	$22.64	$3.05	$4.46
Weighted average number of shares outstanding:
Basic	80.4	69.1	72.8	71.7	71.0
Diluted	80.4	69.1	76.1	73.2	71.8
BALANCE SHEET DATA
Total assets	$8,315	$9,102	$12,291	$9,730	$10,028
Long-term debt:(C)
Manufacturing operations	$2,561	$2,733	$1,881	$1,841	$1,670
Financial services operations	1,361	833	1,596	2,397	2,486
Total long-term debt	$3,922	$3,566	$3,477	$4,238	$4,156
Redeemable equity securities	$4	$5	$5	$8	$13

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
Executive Summary
Beginning in 2012, we renewed our focus on our primary, Traditional markets, which are North American Class 6 through 8 trucks and buses, and began an initiative to realign the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a Return-on-Invested-Capital ("ROIC") methodology combined with an assessment of the strategic fit with our core business, to identify areas that are under-performing or are non-strategic. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing, and may lead to additional divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. During 2013, we continued our ongoing efforts of realigning our management structure around the functional expertise needed to execute our core North American strategy. In the fourth quarter of 2013, we completed certain changes to our organizational and reporting structures. We believe this realignment will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs.
During the past couple of years, we experienced significant strategic and operational challenges, but have taken actions that we believe will improve our future performance. We continue to evaluate additional opportunities to enhance value. We announced changes to our engine strategy, signed supply agreements with Cummins, and reinforced our cash position during this transition period. We are making steady progress in our six guiding principles of customer satisfaction, great products, quality, reduced cost, people, and urgency. Following our six guiding principles, the entire organization remains aligned around our "Drive-to-Deliver" turnaround plan, which set the stage for our 2013 accomplishments and our expectations going forward.
Our 2013 Accomplishments
Following our Drive-to-Deliver plan, we made substantial progress during 2013 on our top priorities:

I.
Improve quality—We moved with urgency to address quality issues in our existing product portfolio, as well as implemented new quality controls and testing systems. For example, during 2013, we logged nearly four million test miles on the International® ProStar® trucks powered by our Certified MaxxForce 13L engine (defined below).

II.
Hit our launches—We achieved several milestones, which included achieving EPA certification using an existing SCR technology, getting to market products that incorporate existing SCR technology while expanding our engine options, and revamping our heavy-duty truck portfolio. Specific examples include:

•	We met our first major engine strategy milestone with the launch of certain Class 8 truck models featuring the Cummins ISX15 engine, which includes their after-treatment system, in December 2012.

•
In April, we met another major engine strategy milestone with the receipt of EPA certification of our MaxxForce 13L Big-Bore engines incorporating the Cummins SCR after-treatment system (the "Certified MaxxForce 13L engine"). Later in that same month, we began shipping our International® ProStar® trucks powered by our Certified MaxxForce 13L engine. Also in April, we received on-board diagnostics ("OBD") certification for all current applications.

III.
Deliver on our 2013 plan—We demonstrated discipline with regards to the cash of our Manufacturing operations, where we met our guidance each quarter of 2013. We made tough decisions to reduce operating costs and made significant progress on our benchmarking study and ROIC evaluation initiative. We changed our leadership, which resulted in blending our internal expertise with an outside perspective.

•
In 2012, we implemented a number of cost-reduction actions to control spending across the Company, including reductions in discretionary spending and employee headcount reductions. As a result, our operating costs, which include selling, general and administrative ("SG&A") expenses and engineering and product development costs, decreased by $330 million in 2013, compared to the prior year. Also throughout 2013, we initiated various additional cost-reduction actions that were identified by our benchmarking study. Specifically in September, we leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force, which we expect will contribute an estimated $50 million to $60 million of annual savings beginning in 2014.

•
The ROIC evaluation initiative drove our decisions to divest: (i) our interests in Mahindra Navistar Automotives Ltd. and Mahindra-Navistar Engines Private Ltd. (collectively, the "Mahindra Joint Ventures") in February, (ii) the Workhorse Custom Chassis ("WCC") business in March, (iii) substantially all of our interest in certain operations of the Monaco RV business in May, and (iv) the Bison Coach trailer manufacturing business ("Bison Coach") in October. We also entered into an agreement to sublease a portion of our manufacturing facility in Cherokee, Alabama. Additionally, we began rationalizing certain engineering and product development programs due in part to changes in our engine strategy and renewed focus on our core business of the North American truck and bus markets.

•
In connection with our renewed focus on the North America market, we have realigned our leadership and management structure around functional expertise. We believe this realignment will result in better execution of our strategies by facilitating faster decision making, driving greater accountability and transparency, creating better alignment towards common objectives, and reducing our operating costs. As a result of the progress we have made with this realignment, we determined our reporting segments changed in the fourth quarter of 2013.

IV.
Build sales momentum—In our Traditional markets, we have seen a strong response to our new truck offerings. As of October 31, 2013, our backlog of unfilled truck orders in our Traditional markets increased by 26% compared to October 31, 2012. We have seen an increase in our order share in the second half of 2013 compared to the first half of the year. We believe this momentum will continue to be fueled by offering the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses. Initial production of DuraStar® and CE Series school buses, incorporating the Cummins ISB, is expected to begin during our first quarter of 2014.

Our Expectations Going Forward
We believe we are well-positioned to build upon our 2013 accomplishments and take them to the next level:

I.
Lead in vehicle uptime—Quality remains at the forefront of our customer-focused approach. We believe our quality will continue to improve and our trucks will be market leaders in uptime and fuel economy with the lowest cost of ownership. Going forward, we believe we are building the best trucks in our Company's history.

II.
Lean enterprise—We are utilizing a customer-focused redesign of our trucks to find new ways to reduce costs and add value for our customers. We are eliminating waste and driving functional excellence to achieve continuous improvement. We expect these steps will build customer satisfaction, lower our break-even point, and drive profitability at all points in the cycle.

III.
Financial growth—We expect the increases seen in our orders and backlogs in our Traditional markets will translate to increased volumes and market share in the future. Due to our focus on reducing costs through manufacturing optimization, eliminating waste, and addressing the opportunities identified by benchmarking studies, we expect to lower manufacturing costs, increase capacity utilization and productivity, and achieve a lower cost structure. We also expect to continue to enhance our liquidity and profitability. As a result of these actions, we expect to improve our financial performance and achieve our long-term financial goals.

IV.
Profitable improvements in market share—We expect the sales momentum that began in late 2013 to continue with new and improved products, volume growth, and effective pricing. We intend to move steadily closer towards having a full-product portfolio with the SCR after-treatment technology. We expect to continue our product differentiation with enhanced features and options that will benefit our customers and help drive profitable market share improvements.

2013 Financial Summary
Continuing Operating Results
In 2013, we continued to experience significant under-performance in our operating results. Our consolidated net sales and revenues were $10.8 billion in 2013, which is a decrease of 15% compared to 2012. This decrease reflects lower net sales in our North America Truck segment and our Global Operations segment. The North America Truck segment sales decrease was primarily due to decreased volumes in our Traditional market, reflecting reduced sales volumes as we transition our engine strategy, and lower military sales. The Global Operations segment net sales decrease was primarily due to lower volumes of truck sales.
In 2013, we incurred a loss from continuing operations before income taxes of $974 million, compared to a loss of $1.1 billion in 2012. The improvements in our comparative results were primarily driven by lower SG&A expenses, engineering and product development costs, and restructuring charges. These decreases were partially offset by the impacts of the declines in our consolidated net sales and revenues and higher asset impairment charges. During this period of lower sales volumes, we have successfully reduced our SG&A expenses by 14% and our engineering and product development costs by 24%. The SG&A expense reduction reflects the realization of savings from our cost-reduction initiatives, while the reduction in engineering and product development costs reflects savings from project rationalization of certain engineering programs and other efforts. In the fourth quarter of 2013, our North America Truck segment recorded a non-cash charge of $77 million to reflect the impairment of goodwill in our North America truck reporting unit.
In 2013, we recorded a gain of $26 million related to the February 2013 sale of the Company's interests in the Mahindra Joint Ventures. In 2012, the Company incurred equity losses related to the Mahindra Joint Ventures of $34 million. Additionally in 2013, we recorded a gain of $35 million from a legal settlement. Offsetting these factors was an increase in interest expense of $62 million in 2013 which is primarily due to the increase in our outstanding debt.
In 2013, we recognized an income tax benefit from continuing operations of $171 million, compared to expense of $1.8 billion in 2012. In the fourth quarter of 2013, the Company recognized an income tax benefit of $220 million as a result of meeting the criteria necessary to apply the exception within the intraperiod tax allocation rules. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets, partially offset by income tax benefit of $189 million, which resulted from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
In 2013 after income taxes, the Company incurred a loss from continuing operations attributable to Navistar International Corporation of $857 million, or $10.66 per diluted share, compared to a loss of $2.9 billion, or $42.53 per diluted share, for 2012. In 2013, the weighted average shares outstanding used to calculate the per share amounts increased by 11.3 million, primarily due to the October 2012 issuance of our common stock in a public offering.
Liquidity
We ended the fourth quarter of 2013 with $1.59 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.55 billion as of October 31, 2012. In October 2013, we completed the private sale of $200 million of 4.5% senior subordinated convertible notes due October 2018 ("2018 Convertible Notes"). Also in October 2013, our Financial Services operations made an intercompany loan of $270 million to our Manufacturing operations, utilizing existing credit facilities. The Company expects to use the proceeds from the 2018 Convertible Notes for general corporate purposes, which, together with the intercompany loan, may include the repayment of the $570 million of 3.00% senior subordinated convertible notes due October 2014 ("2014 Convertible Notes").
During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and modified the maturity date to August 17, 2017. We also utilized proceeds from the issuance of $300 million of additional 8.25% Senior Notes, due 2021 (the "Senior Notes") to make a principal repayment of $300 million against our Term Loan Credit Facility.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations. Our focus is on improving our core North America Truck and Parts businesses. We are also continuing to evaluate opportunities to restructure our businesses and rationalize our Manufacturing operations in an effort to optimize our cost structure which could include, among other actions, additional rationalization of our Manufacturing operations and/or divesting of non-core businesses. These actions could result in additional restructuring and other related charges, including but not limited to, impairments, employee termination costs, and charges for pension and other postretirement contractual benefits and pension curtailments, that could be significant.
Certain trends have affected our results of operations for 2013 as compared to 2012 and 2011. In addition, we expect that the following key trends will impact our future results of operations:

•
Segment Realignment—In connection with our renewed focus on our primary markets, we have realigned our management and reporting structure around functional expertise. We believe this realignment will result in better execution of our strategies by facilitating faster decision making, driving greater accountability and transparency, creating better alignment towards common objectives and reducing our operating costs. With the completion of changes in the fourth quarter of 2013, our reporting segments changed to the following segments, which reflect how our new Chief Operating Decision Maker ("CODM") assesses the performance of our operating segments and makes decisions about resource allocations:

◦
North America Truck—This segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC brands, along with production of engines under the MaxxForce brand name, in the North America markets that include sales in the U.S., Canada, and Mexico. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

◦
North America Parts—This segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2013, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

◦
Global Operations—This segment includes businesses that derive their revenue from outside our core North America markets and primarily consists of the IIAA (formerly MWM) engine and truck operations in Brazil and our export truck and parts businesses. The IIAA engine operations produce diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America.

◦
Financial Services—This segment provides retail, wholesale, and lease financing of products sold by the North America Truck and North America Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

•
Engine Strategy and Emissions Standards Compliance—We believe that our new strategy of integrating our engines with the Cummins’ SCR after-treatment solution, coupled with offering the Cummins ISB and ISX engines, positions the Company for future success. We expect this strategy will help to address uncertainty around the continuation of product offerings, which had a detrimental impact on the Company's performance, including a deterioration of market share. The Company has incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway heavy-duty diesel ("HDD") emissions standards, including OBD requirements. These emissions standards have and will continue to result in significant increases in costs of our products.

•
Traditional Truck Market—The Traditional truck markets in which we compete are typically cyclical in nature and are strongly influenced by macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence. We anticipate the Traditional truck industry retail deliveries will be in the range of 300,000 units to 335,000 units for 2014. We expect benefits from further improvements in our Traditional volumes as the truck industry continues to recover from the historic lows experienced in the recent past. According to ACT Research, the average age of truck fleets still remains high. We anticipate higher sales in 2014, resulting from truck replacement as our customers refresh aging fleets. We also expect demand for trucks to increase as freight volumes and rates continue to improve as the U.S. economy recovers.

•
Worldwide Engine Unit Sales—Our worldwide engine unit sales were 185,400 units in 2013, 199,900 units in 2012, and 243,600 units in 2011. Our 2013 and 2012 worldwide engine unit sales were primarily to external customers in South America and our North America Truck segment. Principally in our South America operations, we also made certain other OEM sales for the contract manufacturing of engines for commercial, consumer, and specialty vehicle products. We expect our South American operations to continue to be a key contributor to the Global Operations segment and expect improvements from our OEM sales for commercial, consumer, and specialty vehicle products. In North America during 2013, we integrated the Cummins’ urea-based after-treatment systems with our MaxxForce engines. Also in May 2013, our engine joint venture with JAC was fully capitalized and became operational. We continued to make investments in engineering and product development for our proprietary engines for product innovations, cost-reductions, and fuel economy. Our markets are impacted by consumer demand for products that use our engines, as well as macro-economic factors such as oil prices and construction activity.

•
Military Sales—Our U.S. military sales were $541 million in 2013, compared to $1.0 billion in 2012 and $1.8 billion in 2011. The 2013 and 2012 military sales primarily consisted of upgrading Mine Resistant Ambush Protected ("MRAP") vehicles with our rolling chassis solution and retrofit kits. In comparison, our 2011 sales consisted of delivering, servicing, and maintaining MRAP vehicles, lower-cost militarized commercial trucks, and sales of parts and services. In 2014, we expect our U.S. military sales to continue to decline. Contributing to the decline are the budgetary constraints experienced by the U.S. government.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty costs than expected which has contributed to significantly higher warranty charges for current and pre-existing warranties, including charges for extended service contracts, in 2012. We recognized adjustments to pre-existing warranties of $404 million in both 2013 and 2012, compared to adjustments of $79 million in 2011. These adjustments to pre-existing warranties relate to the unanticipated increase in warranty expense, primarily for certain 2010 emission standard engines. We may continue to experience an increase in warranty costs as compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Operating Cost Saving Initiatives—We continue to evaluate opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have implemented a number of cost saving initiatives, including the consolidation of our North America Truck and Engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending and employee headcount reductions. As a result, our operating costs, which include SG&A expenses and engineering and product development costs, decreased by $330 million in 2013, compared to the prior year. In the fourth quarter of 2013, we leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force, which we expect will contribute an estimated additional $50 million to $60 million of annual savings beginning in 2014.

•
Core-Business Evaluation—We are focused on improving our core North America Truck and Parts businesses. In 2012, we implemented an ROIC methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing or are non-strategic. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing, and may lead to additional divestitures of businesses or discontinuing engineering programs that are outside of our core operations or are not performing to our expectations.

As a result of these evaluations, in 2013, we divested: our interests in the Mahindra Joint Ventures in February 2013, the WCC business in March 2013, substantially all of our interest in certain operations of the Monaco RV business in May 2013, and Bison Coach in October 2013. We also entered into an agreement to sublease a portion of our manufacturing facility in Cherokee, Alabama. Also in 2013, we completed the consolidation of our testing and validation activities into our Melrose Park, Illinois, facility, and we closed our Garland, Texas truck manufacturing plant. In 2012, we consolidated our executive management, certain business operations, and product development into our world headquarters site in Lisle, Illinois. In July 2011, we announced our intention to close our Chatham, Ontario truck manufacturing plant, our Union City, Indiana chassis plant, and our Monaco motor coach plant in Coburg, Oregon, which was subsequently sold in 2012. We continue to evaluate our options to optimize our operations. We expect to realize incremental benefits from these actions in the near future.

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

•
Impact of Government Regulation—As a manufacturer of trucks and engines, we continue to face significant governmental regulation of our products, especially in the areas of environmental and safety matters. We are also subject to various noise standards imposed by federal, state, and local regulations. Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. In 2010, the initial phase-in of OBD requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. In 2011, the EPA and NHTSA issued final rules setting greenhouse gas emissions and fuel economy standards for medium and heavy-duty engines and vehicles, which begin to apply in 2014 and are fully implemented in model year 2017. The next phase of federal greenhouse gas emission and fuel economy rules are currently under discussion and anticipated for the 2020 model year. California is also in the initial stages of considering greenhouse gas emission rules for heavy duty vehicles. The Company plans to comply with these rules through the use of our existing technologies combined with certain third-party components, as well as the implementation of emerging technologies as they become available. As a result, the Company expects to incur additional engineering and product development expenses to comply with these rules.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results. Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements. The Company's previously issued Consolidated Statements of Operations have been recast to reflect this change.
Results of Operations for the year ended October 31, 2013 as Compared to the year ended October 31, 2012

(in millions, except per share data and % change)	2013	2012	Change	% Change
Sales and revenues, net	$10,775	$12,695	$(1,920)	(15)%
Costs of products sold	9,761	11,401	(1,640)	(14)%
Restructuring charges	25	107	(82)	(77)%
Asset impairment charges	97	16	81	506%
Selling, general and administrative expenses	1,215	1,419	(204)	(14)%
Engineering and product development costs	406	532	(126)	(24)%
Interest expense	321	259	62	24%
Other expense (income), net	(65)	43	(108)	N.M.
Total costs and expenses	11,760	13,777	(2,017)	(15)%
Equity in income (loss) of non-consolidated affiliates	11	(29)	40	N.M.
Loss from continuing operations before income taxes	(974)	(1,111)	137	(12)%
Income tax benefit (expense)	171	(1,780)	1,951	(110)%
Loss from continuing operations	(803)	(2,891)	2,088	(72)%
Less: Net income attributable to non-controlling interests	54	48	6	13%
Loss from continuing operations(A)	(857)	(2,939)	2,082	(71)%
Loss from discontinued operations, net of tax	(41)	(71)	30	(42)%
Net loss(A)	$(898)	$(3,010)	$2,112	(70)%

Diluted loss per share:(A)
Continuing operations	$(10.66)	$(42.53)	$31.87	(75)%
Discontinued operations	(0.51)	(1.03)	0.52	(50)%
	$(11.17)	$(43.56)	$32.39	(74)%
Diluted weighted average shares outstanding	80.4	69.1	11.3	16%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

(in millions, except % change)	2013	2012	Change	% Change
North America Truck	$6,798	$8,388	$(1,590)	(19)%
North America Parts	2,615	2,621	(6)	—%
Global Operations	1,825	2,210	(385)	(17)%
Financial Services	233	259	(26)	(10)%
Corporate and Eliminations	(696)	(783)	87	(11)%
Total	$10,775	$12,695	$(1,920)	(15)%
The North America Truck segment net sales decrease of $1.6 billion, or 19%, compared to the prior year period, was primarily due to decreased truck volumes in our Traditional market, reflecting the impact of the transition of our engine strategy, the impact of lower industry volumes, and lower military sales.
The North America Parts segment net sales decrease of $6 million was primarily due to lower military sales, partially offset by pricing improvements in the commercial markets.

The Global Operations segment net sales decrease of $385 million, or 17%, was primarily due to lower volumes of truck sales, particularly in Colombia.
The Financial Services segment net revenues decrease of $26 million, or 10%, was primarily driven by the continued decline in the average finance receivable balances which is reflective of the GE Operating Agreement.
Costs of products sold
The Cost of products sold decrease of $1.6 billion, compared to the prior year, reflects the impact of lower net sales in our North America Truck and Global Operations segments.
Charges for adjustments to pre-existing warranties continued to be higher than those that we have historically experienced. In 2013 and 2012, we recognized charges for adjustments to pre-existing warranties of $404 million in both periods. These charges were primarily related to certain 2010 emission standard engines, which included charges related to extended warranty contracts on our MaxxForce Big-Bore engines, as well as costs related to certain field campaigns we initiated to address issues in products sold. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring charges
In 2013, we incurred restructuring charges of $25 million, which were primarily related to the actions we took in the fourth quarter of 2013 that included an enterprise-wide reduction-in-force. In 2012, we incurred restructuring charges of $107 million, primarily due to cost-reduction initiatives that included the Company's offering a voluntary separation program ("VSP") to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction-in-force in the U.S. and Brazil, as well as integration costs that included a lease vacancy charge relating to the relocation of our world headquarters. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
In 2013, we recorded asset impairment charges of $97 million, compared to $16 million in 2012. In 2013, the North America Truck segment recognized charges of: (i) a $77 million charge related to the impairment of goodwill in our North America truck reporting unit, and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. In 2012, the North America Parts segment recognized a charge of $10 million for the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business. For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $204 million reflects the impact of our cost-reduction initiatives, partially offset by higher employee incentive compensation expense. In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP. Along with the VSP, we used attrition and an involuntary reduction-in-force in the U.S. to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. These actions, as well as the elimination of certain executive-level positions, contributed to the decrease in SG&A expenses.
Also in the fourth quarter of 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. As a result, we expect to realize additional year-over-year savings in 2014. For more information concerning our cost-reduction initiatives, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $126 million reflects lower costs in the North America Truck and Global Operations segments, primarily due to project rationalization of certain engineering programs and other savings from our 2012 cost-reduction initiatives. These decreases were partially offset by higher costs in the North America Truck segment, primarily for integration of the Cummins SCR after-treatment systems with our MaxxForce 13L engine and other engine models.

Interest expense
The interest expense increase in 2013 of $62 million was primarily due to the increase in our outstanding debt balances, particularly under our Amended Term Loan Credit Facility. This impact was partially offset by the reduction in debt utilized in financing of retail finance receivables balances, which reflects the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations. For more information on our debt obligations, see Note 10, Debt, to the accompanying consolidated financial statements.
Also contributing to the increase was the recognition of interest expense related to certain third-party equipment financings by GE, which we have accounted for as borrowings. In the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which included $8 million of interest expense related to periods prior to 2013. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Other expense (income), net
We recognized other net income of $65 million in 2013 compared to other net expense of $43 million in 2012. In 2013, the net income included gains of: (i) $35 million related to our legal settlement with Deloitte and Touche LLP, (ii) $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, and (iii) $16 million related to the sale of Bison Coach, partially offset by: (i) $13 million of charges related to the $300 million principal repayment of a portion of the Term Loan Credit Facility, which primarily consisted of the write-off of related discount and debt issuance costs and a prepayment premium fee, and (ii) the unfavorable impact of fluctuations of foreign exchange rates, particularly in the Global Operations and North America Truck segments due to the weakening of the Brazilian Real and Canadian Dollar against the U.S. Dollar. For more information concerning: (i) the sale of the Mahindra Joint Ventures and Bison Coach, see Note 2, Discontinued Operations and Other Divestitures, (ii) the $300 million principal repayment, see Note 10, Debt, and (iii) the legal settlement, see Note 15, Commitments and Contingencies, all to the accompanying consolidated financial statements.
In 2012, the Company was also unfavorably impacted by the fluctuations of foreign exchange rates, primarily due to the weakening of the Brazilian Real against the U.S. Dollar. Additionally, the Company recognized costs related to the early redemption of a portion of our Senior Notes, which include charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.
Equity in income (loss) of non-consolidated affiliates
We recognized net income from our equity interest in non-consolidated affiliates of $11 million in 2013 compared to net losses of $29 million in 2012. The losses recognized in the prior period were primarily attributable to our Mahindra Joint Ventures, which we sold in the second quarter of 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Income tax expense (benefit)
In 2013, we recognized an income tax benefit from continuing operations of $171 million, compared to expense of $1.8 billion in 2012. In the fourth quarter of 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since we incurred a loss from continuing operations and income was recognized in both Total other comprehensive income (loss) and Additional paid in capital. As a result, the Company recorded income tax benefit of $220 million was recorded in Income tax benefit (expense) related to continuing operations, and an offsetting tax expense of $212 million and $8 million in Total other comprehensive income (loss) and Additional paid in capital, respectively. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets. This was partially offset by income tax benefit of $189 million, which resulted from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
We had $1.7 billion of U.S. federal net operating losses and $242 million of federal tax credit carryforwards as of October 31, 2013. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in 2013 and 2012 relates to Ford's non-controlling interest in our BDP subsidiary.

Loss from discontinued operations, net of tax
In 2013, we incurred a loss from discontinued operations of $41 million compared to $71 million in 2012, comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco.
In 2013 in addition to the operating losses from the divested businesses, the loss included charges totaling $24 million, related to the divestiture of Monaco, partially offset by WCC recognizing a warranty recovery of $13 million from a supplier that was related to a product recall. In 2012, the loss also included charges of $28 million for the impairment of certain intangible assets, which resulted from our decision to idle WCC, partially offset by a gain of $6 million due to the sale of the Monaco motor coach plant in Coburg, Oregon. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Segment Results of Continuing Operations for 2013 as Compared to 2012
We operate in four reporting segments: North America Truck, North America Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
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
We define segment profit (loss) as net income (loss) from continuing operations attributable to Navistar International Corporation excluding income tax benefit (expense). For additional information about segment profit, see Note 16, Segment Reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations.
North America Truck Segment

(in millions, except % change)	2013	2012	Change	% Change
North America Truck segment sales, net	$6,798	$8,388	$(1,590)	(19)%
North America Truck segment loss	(902)	(736)	(166)	23%
Segment sales
The North America Truck segment net sales decrease of $1.6 billion, or 19%, was primarily due to lower truck volumes across all truck classes in our Traditional market, reflecting reduced sales volumes as we transition our engine strategy, as well as the impact of lower industry volumes. We continued to meet or exceed our scheduled product launches and experienced no production gaps during our transition to our new engine emission strategy in 2013; however, we have experienced lower volumes and, to a lesser extent, some pressure on pricing. Additionally, our military sales were lower reflecting lower chargeouts and service revenue. Chargeouts from our Traditional market were down 21%, reflecting declines in our Class 6 and 7 medium trucks, Class 8 severe service trucks, as well as Class 8 heavy trucks, and to a lesser extent, School buses.
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
Segment loss
The North America Truck segment loss was comparable to the prior year, reflecting the impact of the transition in our engine emission strategy, which has resulted in lower margins and the under-absorption of fixed costs. Also contributing to the segment's loss were charges for adjustments to pre-existing warranties of $404 million and $400 million in 2013 and 2012, respectively. These charges were primarily related to certain 2010 emission standard engines, which included charges related to extended warranty contracts on our MaxxForce Big-Bore engines, as well as costs related to certain field campaigns we initiated to address issues in products sold, partially offset by the recognition of a warranty recovery of $27 million, which occurred in the first quarter of 2013.
Additionally, the segment incurred asset impairment charges of $96 million. The charges consisted of: (i) $77 million of charges related to the impairment of goodwill of our North America truck reporting units, and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
The North America Truck segment also recognized charges of $41 million for accelerated depreciation of certain assets, which were primarily related to the closure of our Garland, Texas truck manufacturing facility, and the discontinuation of certain engine programs, particularly the MaxxForce15L engine.
In 2013 and 2012, the segment recorded charges of $36 million and $34 million, respectively, for non-conformance penalties ("NCPs"), primarily for certain 13L engines sales. Going forward, we expect the charges for NCPs to decrease due to higher sales of trucks that include our engines with the Cummins SCR after-treatment system, as well as sales of trucks that incorporate the Cummins ISX 15L engine.
Offsetting these factors were declines in SG&A expenses and Engineering and product development costs, as well as lower restructuring charges. The lower SG&A expenses reflect the impact of our 2012 cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, partially offset by costs to: (i) integrate the Cummins SCR after-treatment systems with our MaxxForce 13L engine and other engine models, (ii) integrate the Cummins ISB into certain truck models, and (iii) rationalize content in our MaxxForce 13L engine.
Also in 2013, the segment recorded restructuring charges of $13 million, compared to $52 million in 2012. These charges were primarily related to cost-reduction initiatives in their respective years, including an enterprise-wide reduction-in-force that resulted in payments of severance and other related benefits. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
In October 2013, the Company sold the Bison Coach trailer manufacturing business, which resulted in the segment recording a gain of $16 million in 2013.
North America Parts Segment

(in millions, except % change)	2013	2012	Change	% Change
North America Parts segment sales, net	$2,615	$2,621	$(6)	—%
North America Parts segment profit	476	343	133	39%
Segment sales
The North America Parts segment net sales decrease of $6 million was primarily due to lower military sales, partially offset by pricing improvements in the commercial markets. The decrease in military sales reflects lower sustainment orders, partially offset by higher sales of upgrade kits and the impact of the definitization of pricing on certain contracts.
Segment profit
The increase in North America Parts segment profit of $133 million was primarily driven by margin improvements in our commercial markets and BDP operations, lower SG&A expenses due to the impact of our 2012 cost-reduction initiatives, and the impact the pricing definitization on certain military contracts.
Additionally, the segment incurred a charge of $10 million in the second quarter of 2012 for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. Also in 2012, the North America Parts segment recognized restructuring and other related charges of $7 million for cost-reduction actions. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Global Operations Segment

(in millions, except % change)	2013	2012	Change	% Change
Global Operations segment sales, net	$1,825	$2,210	$(385)	(17)%
Global Operations segment loss	(6)	(168)	162	(96)%
Segment sales
The Global Operations segment net sales decrease of $385 million, or 17%, was primarily due to lower volumes of truck sales, particularly in Colombia. In our South America engine operations, an increase in volumes and improvements in pricing were offset by the unfavorable impact of fluctuations of foreign exchange rates.
Segment loss
The results for the Global Operations segment improved by $162 million compared to the prior year. The improvement reflects: (i) the impact from the divestiture of our interests in the Mahindra Joint Ventures, (ii) margin improvements in our South American engine operations, (iii) lower Engineering and product development costs at our South American engine operations, due to the completion of the development of certain engines for the Euro V emissions standard and project rationalization of certain other engineering programs, and (iv) lower SG&A expense, which reflects the impact of our cost-reduction initiatives. These improvements were partially offset by lower export truck volumes to South America, particularly Colombia, and the unfavorable impact of fluctuations of foreign exchange rates from our South American operations.
In February 2013, the Company sold its interests in the Mahindra Joint Ventures to Mahindra, which resulted in the segment recording a gain of $26 million. In 2012, the segment incurred an equity loss of $34 million related to the Mahindra Joint Ventures. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Financial Services Segment

(in millions, except % change)	2013	2012	Change	% Change
Financial Services segment revenues, net	$233	$259	$(26)	(10)%
Financial Services segment profit	81	91	(10)	(11)%
Segment revenues
The Financial Services segment net revenues decrease of $26 million, or 10%, was primarily driven by the continued decline in the average finance receivable balance. The decline in the average retail finance receivable balance reflects the GE Operating Agreement, through which GE funds most of the new U.S. retail loan originations, partially offset by increases in retail loan originations in Mexico. The decline in the average wholesale finance receivable balance was primarily due to lower average dealer receivable levels. Partially offsetting these contributors to the decline in revenue was an increase in revenues from operating leases.
Segment profit
The decrease in Financial Services segment profit of $10 million was primarily driven by the lower net financial margin due to the decline in the average finance receivables balances, partially offset by lower employee-related expenses in the U.S. that resulted from our 2012 cost-reduction initiatives. Additionally, in 2013, the Financial Services segment incurred restructuring charges related to the relocation of certain operations to our world headquarters, as well as an increase in the provision for loan losses related to the increase in average finance receivable balances in Mexico.

Results of Operations for the year ended October 31, 2012 as Compared to the year ended October 31, 2011

(in millions, except per share data and % change)	2012		2011	Change	% Change
Sales and revenues, net	$12,695		$13,641	$(946)	(7)%
Costs of products sold	11,401		10,937	464	4%
Restructuring charges (benefit)	107		82	25	30%
Asset impairment charges	16		13	3	23%
Selling, general and administrative expenses	1,419		1,407	12	1%
Engineering and product development costs	532		520	12	2%
Interest expense	259		247	12	5%
Other income (expense), net	43		(71)	114	N.M.
Total costs and expenses	13,777		13,135	642	5%
Equity in loss of non-consolidated affiliates	(29)		(71)	42	(59)%
Income (loss) from continuing operations before income taxes	(1,111)		435	(1,546)	N.M.
Income tax benefit (expense)	(1,780)		1,417	(3,197)	N.M.
Income (loss) from continuing operations	(2,891)		1,852	(4,743)	N.M.
Less: Net income attributable to non-controlling interests	48		55	(7)	(13)%
Income (loss) from continuing operations	(2,939)	55	1,797	(4,736)	N.M.
Loss from discontinued operations, net of tax	(71)		(74)	3	(4)%
Net income (loss)(A)	$(3,010)	$55	$1,723	$(4,733)	N.M.
Diluted earnings (loss) per share:(A)
Continuing operations	$(42.53)		$23.61	$(66.14)	N.M.
Discontinued operations	(1.03)		(0.97)	(0.06)	6%
	$(43.56)		$22.64	$(66.20)	N.M.
Diluted weighted average shares outstanding	69.1		76.1	(7.0)	(9)%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation
Sales and revenues, net
Our sales and revenues, net, are generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

(in millions, except % change)	2012	2011	Change	% Change
North America Truck	$8,388	$9,163	$(775)	(8)%
North America Parts	2,621	2,740	(119)	(4)%
Global Operations	2,210	2,430	(220)	(9)%
Financial Services	259	291	(32)	(11)%
Corporate and Eliminations	(783)	(983)	200	(20)%
Total	$12,695	$13,641	$(946)	(7)%
North America Truck segment net sales decreased $775 million, or 8%, primarily due to decreases in military sales and Class 6 and 7 medium trucks in our Traditional markets, partially offset by the impact of product mix that included increases in sales of our Class 8 heavy and severe service trucks in our Traditional markets.
North America Parts segment net sales decreased by $119 million, or 4%, primarily due to lower military sales, partially offset by improvements in our commercial markets.
Global Operations segment net sales decreased by $220 million, or 9%, primarily due to lower sales volumes by our South America engine operations, reflecting a pre-buy of pre-Euro V emissions standard engines in the prior year and the impact of unfavorable movements in foreign currency exchange rates, and decreases in our truck exports. These were partially offset by the impact of the consolidation and growth of our NC2 Global, LLC ("NC2") truck and parts operations.

Financial Services segment net revenues decreased by $32 million, or 11%, primarily driven by the continued decline in the average retail finance receivable balance. The decline in the average retail finance receivable balance is reflective of a decrease in U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement.
Costs of products sold
Cost of products sold increased by $464 million, compared to the prior year period, reflecting an increase in the North America Truck segment, partially offset by decreases in the North America Parts segment that were largely reflective of their overall decrease in net sales. The increase in cost of products sold in the North America Truck segment was largely due to higher current and pre-existing warranty costs, partially offset by lower volumes. Component complexity and other related costs associated with meeting emissions standards has contributed to higher repair costs that exceeded those that we have historically experienced. Further contributing to the higher warranty expense and the associated increase in warranty costs per unit were shifts in product mix to higher cost engines. We recognized charges for adjustments to pre-existing warranties of $404 million in 2012, compared to $79 million the prior year. The increase in the adjustments relates to the unanticipated increases in warranty spend, primarily for certain 2010 emission engines. While we continued to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we continued to experience higher warranty spend than expected. Included in 2012 warranty expense, was $130 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $23 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Additionally, the increase in cost of products sold in the North America Truck segment reflects shifts in product mix and cost increases for materials largely due to higher costs for steel and rubber. Offsetting these factors were a decrease in military volumes and a shift in military product mix, as well as benefits from manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Restructuring charges
Restructuring charges were $107 million in 2012, compared to $82 million in 2011. The charges consisted of:

(in millions, except % change)	2012	2011	Change	% Change
Engineering integration costs	$23	$29	$(6)	(21)%
Restructuring of North American manufacturing operations	6	48	(42)	(88)%
Voluntary separation program and reduction-in-force	73	—	73	N.M.
Other	5	5	—	—%
Restructuring charges	$107	$82	$25	30%
The restructuring charges in 2012 were primarily related to cost-reduction initiatives that included the Company's offering of the VSP to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction in force in the U.S. and Brazil, as well as integration costs, which include a lease vacancy charge relating to the relocation of our world headquarters. The restructuring charges in 2011 were primarily related to the actions taken in 2011 at our Fort Wayne facility, Springfield Assembly Plant, Chatham heavy truck plant, WCC plant in Union City, Indiana, and Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon, all within our North America Truck segment. For more information on the programs described above, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
In 2012, we incurred asset impairment charges of $16 million, which included a charge of $10 million for the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business, recognized by the North America Parts segment. In 2011, we recognized impairments of property and equipment and intangible assets of $13 million, primarily in our North America Truck segment, relating to charges at our Chatham, Ontario plant, reflecting the impact of the closure of the facility. For more information on these impairments, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
SG&A expenses increased by $12 million in 2012, compared to the prior year periods. This increase in SG&A expenses reflected an increase in postretirement benefit expenses, as well as higher expenses related to the consolidation of the truck and engine engineering operations and the relocation of our world headquarters. The increase in postretirement benefit expenses was primarily due to reinstating the prescription drug benefit provided under the 1993 Settlement Agreement in accordance with a court ruling in September 2011. For more information, see Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements. Partially offsetting these increases was a decrease in employee incentive compensation expense, reflecting the losses incurred in 2012, and savings from cost-reduction initiatives.
In addition to the factors described above, the decrease in the North America Truck segment also reflected lower Dealcor expenses due to the sale of certain dealerships, partially offset by higher provisions for receivables losses and higher advertising and promotional expenses. The decrease in the Global Operations segment also reflected lower administrative expenses relating to cost-reduction initiatives, particularly in South America, partially offset by the consolidation of the NC2 operations.
In the fourth quarter of 2012, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP. Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction-in-force to eliminate positions. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
Engineering and product development costs increased by $12 million, compared to the prior year period, reflecting higher costs in the North America Truck segment and lower costs in the Global Operations segment. The increase in the North America Truck segment was primarily due to increased spending on projects to meet the OBD requirements, as well as product development expenses related to our low-cab-over-engine vehicle, integration of the Cummins 15L engine and Cummins SCR after-treatment systems into certain Traditional truck models, the development of certain natural gas applications, partially offset by a reduction in lower expenses for 0.2 NOx emissions technology due to our change in strategy and development of military-related trucks. The decrease in the Global Operations segment was primarily due to the impacts of project rationalization of certain engineering programs, partially offset by the consolidation of the NC2 operations.
Interest expense
Interest expense increased by $12 million compared to the prior year, which was primarily the result of the August 2012 borrowing of $1 billion under the Term Loan Credit Facility. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.
Other expense (income), net
Other expense (income), net, was an expense of $43 million in 2012, compared to income of $71 million in 2011. In 2012, the Company, particularly the Global Operations segment, was unfavorably impacted by the fluctuations of foreign exchange rates, primarily due to the weakening of the Brazilian Real against the U.S. Dollar, as compared to being favorably impacted in the prior year. Additionally, the Company recognized costs related to the early redemption of a portion of our Senior Notes, which included charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 10, Debt, to the accompanying consolidated financial statements. Also in 2011, other income, net included a $10 million benefit relating to the extinguishment of a financing liability for equipment within our North America Truck segment.
Equity in loss of non-consolidated affiliates
Equity in loss of non-consolidated affiliates decreased by $42 million, primarily due to our acquisition of Caterpillar's ownership interest in NC2 in September 2011. NC2 is now included in our consolidated results in the Global Operations segment. For more information, see Note 9, Investments in Non-consolidated Affiliates, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In 2012, we recognized income tax expense from continuing operations of $1.8 billion, compared to a benefit of $1.4 billion in 2011. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets. This was partially offset by income tax benefit of $189 million, which resulted from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
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
Loss from discontinued operations, net of tax
In 2012, we incurred a loss from discontinued operations of $71 million compared to a loss of $74 million in 2011. The losses from discontinued operations in both periods were from the WCC operations and certain operating results of the Monaco business.
In 2012 in addition to the operating losses from the divested businesses, the loss included $28 million of charges for impairment of certain intangible assets related to WCC. In 2011, the loss also reflects the Company's commitment to a restructuring plan of the WCC and Monaco operations and recognized $10 million of restructuring charges. Additionally, the Company recognized $51 million of impairments of intangible assets, primarily customer relationships and trade names, associated with the WCC asset group. For more information, see Note 2, Discontinued Operations and Note 3. Restructurings and Impairments, to the accompanying consolidated financial statements
Segment Results of Continuing Operations for 2012 as Compared to 2011
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). For additional information about segment profit, see Note 16, Segment Reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations.
North America Truck Segment

(in millions, except % change)	2012	2011	Change	% Change
North America Truck segment sales, net	$8,388	$9,163	$(775)	(8)%
North America Truck segment profit (loss)	(736)	344	(1,080)	N.M.
Segment sales
North America Truck segment net sales decreased $775 million, or 8%, primarily due to decreases in military sales and Class 6 and 7 medium trucks in our Traditional markets, partially offset by the impact of product mix that include increases in sales of our Class 8 heavy and severe service trucks in our Traditional markets. The decrease in military sales is reflective of our 2012 sales related to the upgrade of MRAP vehicles with our rolling chassis solution and retrofit kits, compared to our 2011 sales that included significant orders for MRAP vehicles. Chargeouts from our Traditional market were down 1%, primarily due to a 15% decrease in our Class 6 and 7 medium trucks, partially offset by a 13% increase in our Class 8 severe service trucks and a 5% increase in our Class 8 heavy trucks.
Segment profit (loss)
The North America Truck segment incurred a loss of $736 million in 2012, which was driven by a decrease in military sales, coupled with a shift in military product mix, the impacts of our engine emission strategy that leveraged EGR technologies, as well as increased warranty expenses. Component complexity and related costs associated with meeting the emissions standards has contributed to higher repair costs that have exceeded those that we have historically experienced. Further contributing to the increase in warranty expense and the associated warranty costs per unit has been shifts in product mix to higher-cost engines. The segment recognized significant charges for adjustments to pre-existing warranties of $400 million in 2012. The adjustments to pre-existing warranties were primarily related to unanticipated increases in warranty expense for certain 2010 emission engines. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty expenses than expected. Included in 2012 warranty expense, was $107 million of charges related to field campaigns we initiated to address issues in products sold. The charges were primarily recognized as adjustments to pre-existing warranties. Included in 2012 warranty expense, the segment recognized net charges of $66 million for losses on extended warranty contracts for our 2010 emissions standard MaxxForce Big-Bore engines, which was comprised of $19 million related to contracts sold in 2012 and $47 million recognized as adjustments to pre-existing warranties.

Also contributing to the loss were charges totaling $150 million in 2012 and $110 million in 2011 for: (i) the integration of our engineering operations, (ii) restructuring of our North American manufacturing operations, (iii) non-conformance penalties for certain 13L engine sales, and (iv) the impact of our fourth quarter of 2012 cost-reduction initiative. These charges consisted of:

(in millions, except % change)	2012	2011	Change	% Change
Engineering integration costs(A)	$42	$51	$(9)	(18)%
Voluntary separation program and reduction-in-force(A)	40	—	40	N.M.
Restructuring of North American manufacturing operations(A)	34	59	(25)	(42)%
Non-conformance penalties(B)	34	—	34	N.M.
Charges incurred by the North America Truck segment	$150	$110	$40	36%
_____________________________

(A)	For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

(B)	For more information, see Note 15. Commitments and Contingencies, to the accompanying consolidated financial statements.
Also impacting the comparative results were higher commodity costs, and increases in Engineering and product development costs. Throughout 2012, we experienced increases in the cost for commodities. The impact of commodity hedging in 2012 was immaterial, compared to recognizing a gain of $17 million in 2011.Engineering and product development costs were higher primarily due to product development of our low-cab-over-engine vehicle, integration of the Cummins 15L engine and Cummins SCR after-treatment systems into certain Traditional truck models, and the development of certain natural gas applications, partially offset by a reduction in expenses for the development of military-related trucks and lower expenses in 2012 for 0.2 NOx emissions technology due to our change in engine strategy.
Partially offsetting these factors were the realization of certain benefits from manufacturing cost efficiencies and lower SG&A expenses. The lower SG&A expenses reflect the impacts from cost-reduction initiatives, partially offset by higher provisions for receivables losses and higher advertising and promotional expenses. Additionally, the segment recognized an increased benefit of $45 million from the allocation of intercompany "access fees" to the North America Parts segment, which consists of certain Engineering and product development costs, depreciation expense, and SG&A expenses incurred by the North America Truck segment that are allocated based on a relative percentage of certain sales.
North America Parts Segment

(in millions, except % change)	2012	2011	Change	% Change
North America Parts segment sales, net	$2,621	$2,740	$(119)	(4)%
North America Parts segment profit	343	397	(54)	(14)%
Segment sales
North America Parts segment net sales decreased by $119 million, or 4%, primarily due to lower military sales, partially offset by improvements in our commercial markets. Also contributing to the decrease were lower sales from our BDP operations, which decreased 6%, largely due to reduced volumes.
Segment profit
North America Parts segment profit decreased $54 million, largely driven by a $45 million increase in the allocation of intercompany "access fees," which consists of certain Engineering and product development costs, depreciation expense, and SG&A expenses incurred by the North America Truck segment that are allocated based on a relative percentage of certain sales.
Additionally, the segment incurred a charge of $10 million in the second quarter of 2012 for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. Also in 2012, the North America Parts segment recognized restructuring and other related charges of $7 million for cost-reduction actions. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

Global Operations Segment

(in millions, except % change)	2012	2011	Change	% Change
Global Operations segment sales, net	$2,210	$2,430	$(220)	(9)%
Global Operations segment profit (loss)	(168)	72	(240)	N.M.
Segment sales
Global Operations segment net sales decreased by $220 million, or 9%, primarily due to lower sales volumes in our South America engine operations, reflecting a pre-buy of pre-Euro V emissions standard engines in the prior year and the impact of unfavorable movements in foreign currency exchange rates, and decreases in our truck exports. These were partially offset by the impact of the consolidation of our NC2 truck and parts operations.
Segment profit (loss)
The Global Operations segment incurred a loss of $168 million in 2012, predominantly due our South America and NC2 operations. In 2012, in addition to the decrease in volume related to the 2011 emissions pre-buy referenced above, a portion of our engine volumes transitioned to lower margin contract manufacturing. Also impacting the segment's comparative results were restructuring and related charges, as well as the impact of unfavorable movements in foreign currency exchange rates. In 2012, the segment recognized restructuring and related charges of $12 million for cost-reduction initiatives. For more information on restructuring and related cost-reduction actions, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements. Partially offsetting these factors was lower SG&A expenses and Engineering and product development costs, reflecting impacts from cost-reduction initiatives, and the impacts of project rationalization of certain engineering programs.
Financial Services Segment

(in millions, except % change)	2012	2011	Change	% Change
Financial Services segment revenues, net	$259	$291	$(32)	(11)%
Financial Services segment profit	91	129	(38)	(29)%
Segment revenues
Financial Services segment net revenues decreased by $32 million, or 11%, primarily driven by the continued decline in the average retail finance receivable balance and a reduction of intercompany financing fees. The decline in the average retail finance receivable balance is reflective of U.S. retail loan originations, which are now being funded primarily under the GE Operating Agreement. During 2012, the average finance receivable balance was $2.4 billion, compared to $3.1 billion during 2011.
Segment profit
The Financial Services segment profit decreased $38 million, predominantly driven by the lower net financial margin due to the decline in average retail finance receivables balance. Also contributing to the decrease in segment profit was higher SG&A expenses, primarily due to an increase in depreciation expense related to higher average investment in equipment under operating leases, and a higher net provision for loan losses.

Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units, chargeout units, and engine shipments. These tables present key metrics and trends that provide quantitative measures on the performance of the North America Truck and Global Operations segments.
We define our Traditional markets to include U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks. We classify militarized commercial vehicles sold to the U.S. and Canadian militaries as Class 8 severe service trucks within our Traditional markets.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Traditional truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

				2013 vs 2012		2012 vs 2011
(in units)	2013	2012	2011	Change	% Change	Change	% Change
Traditional Markets (U.S. and Canada)
School buses(A)	26,600	25,000	24,100	1,600	6%	900	4%
Class 6 and 7 medium trucks	64,000	64,400	59,200	(400)	(1)%	5,200	9%
Class 8 heavy trucks	162,700	187,000	139,700	(24,300)	(13)%	47,300	34%
Class 8 severe service trucks(B)	48,000	43,100	37,300	4,900	11%	5,800	16%
Total Traditional markets	301,300	319,500	260,300	(18,200)	(6)%	59,200	23%
Combined Class 8 trucks	210,700	230,100	177,000	(19,400)	(8)%	53,100	30%
Navistar Traditional retail deliveries(C)	55,500	71,600	69,000	(16,100)	(22)%	2,600	4%
_________________________

(A)
Beginning in the first quarter of 2013, the Company began using bus registration data from Polk to report U.S. and Canada School bus retail market deliveries. Additionally, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Traditional retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.

(C)	Periods presented have been recast to exclude militarized commercial units and units related to discontinued operations.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	2013	2012	2011
Traditional Markets (U.S. and Canada)
School buses(A)	37%	41%	45%
Class 6 and 7 medium trucks(B)	24%	32%	38%
Class 8 heavy trucks	12%	15%	17%
Class 8 severe service trucks(C)	22%	29%	31%
Total Traditional markets	18%	22%	27%
Combined Class 8 trucks	15%	18%	20%
_________________________

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Retail delivery market share for 2012 and 2011 were updated to reflect the impact of excluding units related to discontinued operations.

(C)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement. Also, periods presented have been recast to exclude militarized commercial units.

Truck Orders, net
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher future chargeouts (discussed below). The following table summarizes our approximate net orders for Traditional units:

				2013 vs. 2012		2012 vs. 2011
(in units)	2013	2012	2011	Change	% Change	Change	% Change
Traditional Markets (U.S. and Canada)
School buses(A)	10,200	11,300	8,800	(1,100)	(10)%	2,500	28%
Class 6 and 7 medium trucks(B)	15,300	18,300	24,300	(3,000)	(16)%	(6,000)	(25)%
Class 8 heavy trucks	24,500	22,500	29,600	2,000	9%	(7,100)	(24)%
Class 8 severe service trucks(C)	9,000	12,400	11,600	(3,400)	(27)%	800	7%
Total Traditional markets	59,000	64,500	74,300	(5,500)	(9)%	(9,800)	(13)%
Combined Class 8 trucks	33,500	34,900	41,200	(1,400)	(4)%	(6,300)	(15)%
_________________________

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Orders for 2012 and 2011 were recast to exclude units related to discontinued operations.

(C)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement. Also, periods presented have been recast to exclude militarized commercial units.
Truck Backlogs
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unbuilt orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our approximate backlog for Traditional units:

				2013 vs. 2012		2012 vs. 2011
(in units)	2013	2012	2011	Change	% Change	Change	% Change
Traditional Markets (U.S. and Canada)
School buses(A)	3,000	2,500	1,100	500	20%	1,400	127%
Class 6 and 7 medium trucks(B)	7,400	6,300	7,700	1,100	17%	(1,400)	(18)%
Class 8 heavy trucks	9,600	5,700	9,300	3,900	68%	(3,600)	(39)%
Class 8 severe service trucks(C)	2,500	3,300	3,700	(800)	(24)%	(400)	(11)%
Total Traditional markets	22,500	17,800	21,800	4,700	26%	(4,000)	(18)%
Combined Class 8 trucks	12,100	9,000	13,000	3,100	34%	(4,000)	(31)%
_____________________________

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Backlogs for 2012 and 2011 were recast to exclude units related to discontinued operations.

(C)
Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement, and the backlogs for 2012 and 2011 were adjusted to reflect the inclusion of these CAT-branded units. Also, periods presented have been recast to exclude militarized commercial units.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

				2013 vs. 2012		2012 vs. 2011
(in units)	2013	2012	2011	Change	% Change	Change	% Change
Traditional Markets (U.S. and Canada)
School buses(A)	9,500	9,700	9,500	(200)	(2)%	200	2%
Class 6 and 7 medium trucks(B)	14,700	19,900	23,400	(5,200)	(26)%	(3,500)	(15)%
Class 8 heavy trucks	21,100	27,100	25,700	(6,000)	(22)%	1,400	5%
Class 8 severe service trucks(C)	9,800	12,900	11,400	(3,100)	(24)%	1,500	13%
Total Traditional markets	55,100	69,600	70,000	(14,500)	(21)%	(400)	(1)%
Military vehicles(D)	800	2,400	3,700	(1,600)	(67)%	(1,300)	(35)%
Expansion markets(E)	28,500	29,300	28,600	(800)	(3)%	700	2%
Total worldwide units(F)	84,400	101,300	102,300	(16,900)	(17)%	(1,000)	(1)%
Combined Class 8 trucks	30,900	40,000	37,100	(9,100)	(23)%	2,900	8%
_____________________________

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Chargeouts for 2012 and 2011 were recast to exclude units related to discontinued operations.

(C)
Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement, and the chargeouts for the first quarter of 2012 were adjusted by 200 units to reflect the inclusion of these CAT-branded units. Also, periods presented have been recast to exclude militarized commercial units.

(D)	All periods presented have been recast to include all militarized units.

(E)	Includes chargeouts related to Blue Diamond Truck ("BDT") of 9,900 units, 6,600 units, and 6,700 units during 2013, 2012, and 2011, respectively.

(F)
Excludes chargeouts related to: (i) RV towables of 2,200 units, 3,000 units, and 2,800 units during 2013, 2012, and 2011, respectively, and (ii) units related to Monaco and WCC as a result of being classified as discontinued operations of 400 units, 3,700 units, and 6,100 units during 2013, 2012, and 2011, respectively.

Engine Shipments

				2013 vs 2012		2012 vs 2011
(in units)	2013	2012	2011	Change	% Change	Change	% Change
OEM sales-South America(A)	116,200	106,700	138,600	9,500	9%	(31,900)	(23)%
Intercompany sales	59,900	83,100	88,800	(23,200)	(28)%	(5,700)	(6)%
Other OEM sales	9,300	10,100	16,200	(800)	(8)%	(6,100)	(38)%
Total sales	185,400	199,900	243,600	(14,500)	(7)%	(43,700)	(18)%
_____________________________

(A)	Includes shipments related to Ford of 1,600 units, 6,300 units, and 27,000 units during 2013, 2012, and 2011, respectively.

Liquidity and Capital Resources

	As of October 31,
(in millions)	2013	2012	2011
Consolidated cash and cash equivalents	$755	$1,087	$539
Consolidated marketable securities	830	466	718
Consolidated cash, cash equivalents and marketable securities	$1,585	$1,553	$1,257
Cash Requirements
We generate cash flow from the sale of trucks, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, and (ii) current and forecasted cash flow from our Manufacturing operations, Financial Services operations, and financing capacities, will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and financial obligations during the next twelve months. We also believe that collections on our outstanding receivables portfolios, as well as funds available from various funding sources, will permit our Financial Services operations to meet the financing requirements of our dealers.
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
In October 2013, we completed the private sale of $200 million of 2018 Convertible Notes, from which the Company received proceeds of $196 million, net of issuance costs and issuance discount. Also in October 2013, our Financial Services operations made an intercompany loan of $270 million to our Manufacturing operations, utilizing existing credit facilities (the "Intercompany Loan"). The Company expects to use the proceeds from the 2018 Convertible Notes for general corporate purpose, which, together with the Intercompany Loan, may include the repayment of the $570 million of 2014 Convertible Notes. For additional information, see Note 10, Debt, to the accompanying consolidated financial statements.
In October 2012, the Company completed a public offering of NIC common stock and received proceeds of $192 million, net of underwriting discounts, commissions, and offering expenses. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of an over-allotment option, through which the Company received additional net proceeds of $14 million in the first quarter of 2013.
Consolidated cash, cash equivalents and marketable securities was $1.59 billion at October 31, 2013, which includes $56 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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

Cash Flow Overview

	Year Ended October 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(238)	$338	$100
Net cash used in investing activities	(753)	(57)	(810)
Net cash provided by (used in) financing activities	677	(284)	393
Effect of exchange rate changes on cash and cash equivalents	(18)	3	(15)
Decrease in cash and cash equivalents	(332)	—	(332)
Cash and cash equivalents at beginning of the year	1,059	28	1,087
Cash and cash equivalents at end of the year	$727	$28	$755

	Year Ended October 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(298)	$908	$610
Net cash provided by (used in) investing activities	(110)	108	(2)
Net cash provided by (used in) financing activities	977	(1,040)	(63)
Effect of exchange rate changes on cash and cash equivalents	2	1	3
Increase (decrease) in cash and cash equivalents	571	(23)	548
Cash and cash equivalents at beginning of the year	488	51	539
Cash and cash equivalents at end of the year	$1,059	$28	$1,087

	Year Ended October 31, 2011
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$680	$200	$880
Net cash used in investing activities	(617)	(206)	(823)
Net cash provided by (used in) financing activities	(106)	6	(100)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	(3)
Decrease in cash and cash equivalents	(46)	—	(46)
Cash and cash equivalents at beginning of the year	534	51	585
Cash and cash equivalents at end of the year	$488	$51	$539
_____________________
Manufacturing operations cash flows and Financial Services operations cash flows are not in accordance with, or an alternative for, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our North America Truck segment, Global Operations segment, North America Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our U.S. GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $238 million and $298 million in 2013 and 2012, respectively, and cash provided of $680 million in 2011. The improvement in cash flow from operating activities in 2013 compared to 2012 was primarily attributable to a lower pre-tax loss, a net improvement in the change in inventory and a smaller reduction in accounts payable, partially offset by a lower decrease in accounts receivable and a lower increase in other non-current liabilities.
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
Cash paid during the year for interest, net of amounts capitalized, was $182 million, $119 million, and $115 million in 2013, 2012, and 2011, respectively. The increase in 2013 compared to 2012, resulted primarily from the increase in our outstanding debt balances, particularly under our Amended Term Loan Credit Facility.
The Company received net cash refunds of $6 million for income taxes in 2013, compared to net cash payments of $51 million and $9 million in 2012 and 2011, respectively. The net cash refund in 2013 was primarily due to cash received related to the settlement of a tax audit and certain amended tax returns, partially offset by the income tax payments with respect to the taxable income of certain of our foreign subsidiaries. The payments in 2012 and 2011 are related to the payments resulting from taxable income of certain of our foreign subsidiaries, as well as in 2011, the cash paid was partially offset by domestic federal refunds received.
The Company paid $252 million, $281 million, and $193 million for 2013, 2012, and 2011 respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries. The increase in cash paid by the Company in 2012 compared to 2011 was due to an increase in required funding and an increase in payments of other post-employment benefits.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities was $753 million, $110 million, and $617 million in 2013, 2012, and 2011, respectively. The net increase in cash used in 2013 compared to 2012 was primarily attributable to higher purchases and lower sales of marketable securities. These items were partially offset by lower capital expenditures and the receipt of proceeds from the sale of our interests in various non-consolidated affiliates.
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
Manufacturing Cash Flow from Financing Activities
Cash provided by financing activities was $677 million and $977 million in 2013 and 2012, respectively, and cash used in financing activities was $106 million in 2011. The net reduction in cash provided by financing activities in 2013 compared to 2012 was primarily attributable to lower net issuances of long-term debt and lower issuances of common stock partially offset by share repurchases in 2012 that were not repeated in 2013 and the Intercompany Loan from our Financial Services operations to our Manufacturing operations. In addition, as described above, certain out-of-period adjustments for the correction of prior-period errors, which included recognizing Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013, contributed to the increase in cash provided by financing activities.
The increase in cash provided by financing activities in 2012 as compared to cash used in 2011 was mainly attributable to the borrowing under the Term Loan Credit Facility and the proceeds from our public offering of common stock in October 2012.

Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities in 2013, 2012, and 2011, was $338 million, $908 million, and $200 million, respectively. The net decrease in cash provided by operating activities for 2013, compared to 2012 was primarily due to the lower margin by which retail notes and accounts liquidations exceeded originations, as well as lower income.
The net increase in cash provided by operating activities for 2012 compared to 2011 was due to the higher margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations. This increase was partially offset by lower income and reduced intercompany payables to our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $55 million, $76 million, and $93 million in 2013, 2012, and 2011, respectively. The decrease for 2013 compared to 2012 and 2011 is a result of declining average debt balances as funding requirements have declined, and lower average interest rates.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $57 million in 2013, compared to cash provided of $108 million in 2012 and cash used of $206 million in 2011. The increase in cash used in investing activities is primarily due to increased investments in marketable securities and equipment under operating leases during 2013. In addition, restricted cash declined by a lower margin in 2013 compared to 2012 as retail securitization balances have declined.
Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2012 and 2011. In 2012, the reduction in restricted cash resulted from the January 2012 maturity and repayment of $250 million of investor notes that were originally issued in February 2010, net of principal accumulation, compared to an increase in restricted cash in 2011 related to the retail securitization transaction.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities was $284 million in 2013, compared to cash used of $1.0 billion in 2012 and cash provided of $6 million in 2011. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The decrease in cash used in 2013 compared to 2012 is primarily due to the lower margin by which periodic payments on our funding facilities exceeded new funding requirements for retail notes and accounts. Borrowings made by the Financial Services operations and used to provide the Intercompany Loan to the Manufacturing operations are presented above in Manufacturing Cash Flow from Financing Activities.
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
Funding of Financial Services
The Financial Services segment has traditionally relied upon sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2013, our funding consisted of asset-backed securitization debt of $778 million, bank borrowings and revolving credit facilities of $1.0 billion, commercial paper of $21 million, and borrowings of $49 million secured by operating and finance leases.
We use a number of Special Purpose Entities ("SPEs") to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Asset Sales Corporation ("NFASC") finance retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada ("NFM"), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance to our dealers and retail customers in Mexico.

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2013:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized		Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$950	Eligible wholesale notes	$570		2015
NFC	Credit agreement	810	Finance receivables and general corporate purposes	600	(A)	2016
NFM	Bank lines and commercial paper	528	General corporate purposes	439		2013-2019
______________________

(A)	Includes $50 million borrowed by NFM under the sub-revolver.
As of October 31, 2013, the aggregate amount available to fund finance receivables under the above facilities was $679 million.
Navistar Financial Securities Corporation
In October 2013, NFSC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $224 million of investor notes that matured in October 2013.
In February 2013, NFSC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million. In September 2013, the maturity date of the VFN facility was extended to September 2014.
Navistar Financial Corporation
In December 2011, the NFC bank credit facility was refinanced with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, including a sub-revolver of up to $200 million for NIC's Mexican finance subsidiaries. The facility is subject to customary operational and financial covenants. Remaining quarterly principal payments on the term portion will be $4 million for the next quarter, $9 million for the following 11 quarters, with the remaining principal balance due upon maturity.
Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada
In August 2013, NFM began a new commercial paper program for up to P$1 billion (the equivalent of approximately US$78 million at October 31, 2013).
Other Funding Facilities
In June 2013, borrowings secured by eligible retail accounts of TRAC, our consolidated SPE, were fully repaid upon the maturity of TRAC's $125 million funding facility.
In May 2013, NFM completed the sale of P$1 billion (the equivalent of approximately US $78 million at October 31, 2013) of five-year notes secured by retail finance receivables. In November 2013, NFM expanded this facility by an additional P$800 million (the equivalent of US $62 million at October 31, 2013).
During 2012, NFRRC issued secured notes totaling $873 million. In 2011, NFRRC issued secured notes totaling $120 million. NFRRC did not issue securities during 2013.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2013 and 2012.
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
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain annual capital expenditures of approximately $150 million, exclusive of capital expenditures for equipment leased to others. See Note 10, Debt, to the accompanying consolidated financial statements.
Pension and Other Postretirement Benefits
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2013, we have met all legal funding requirements. We contributed $165 million and $157 million to our pension plans in 2013 and 2012, respectively.
In 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law, which provides, among other things, the ability to reduce and defer required pension contributions that otherwise would have been required under the Pension Protection Act of 2006 ("PPA"). In July 2012, the Moving Ahead for Progress in the 21st Century ("MAP-21") Act was signed into law, impacting the minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. In 2014, we expect to contribute $180 million to meet the minimum required contributions for all plans. We currently expect that from 2015 through 2017, the Company will be required to contribute at least $174 million per year to the plans, depending on asset performance and discount rates.
Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with the 1993 Settlement Agreement between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $3 million and $19 million in 2013 and 2012, respectively. We expect to contribute $2 million to our other post-employment benefit plans during 2014.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2013.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis decreased by $657 million during 2013 primarily due to an increase in the discount rate used to determine the present value of the projected benefit obligations. Our actual return on assets during 2013 was approximately 11.1% for the U.S. pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 4.1% at October 31, 2013, compared to 3.2% at October 31, 2012.
In February 2012, the postretirement pension plans (the "Plans") entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge is expected to provide protection against certain equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge position was restructured in March 2013 by monetizing gains generated by the swaption strategy and using the proceeds to increase the equity protection level to reflect the increase in equity values since the inception of the hedge in February 2012. The result was that we were able to maintain the equity protection and swaption collar strategies and receive more attractive equity downside protection with no impact on collateral requirements.

The under-funded status of our health and life insurance benefits decreased by $202 million primarily due to an increase in the discount rate.
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
Sales of Receivables
Our Financial Services operations typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. Effective November 1, 2010, none of our securitization or conduit arrangements qualified for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2013:

	Payments Due by Year Ending October 31,
(in millions)	Total	2014	2015-2016	2017-2018	2019+
Type of contractual obligation:
Long-term debt obligations	$5,085	$1,164	$895	$1,526	$1,500
Interest on long-term debt(A)	1,536	233	392	289	622
Financing arrangements and capital lease obligations(B)	77	25	12	14	26
Operating lease obligations(C)	347	72	108	72	95
Purchase obligations(D)	421	406	13	2	—
Total	$7,466	$1,900	$1,420	$1,903	$2,243
______________________

(A)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2013 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

(B)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $18 million of interest obligations. For more information, see Note 7, Property and Equipment, Net, to the accompanying consolidated financial statements.

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
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carry forwards, the preceding table excludes uncertain tax positions of $88 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.

In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $180 million in 2014 to meet the minimum required contributions for all Plans. We currently expect that from 2015 through 2017, the Company will be required to contribute at least $174 million to the Plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 11, Postretirement Benefits, to the accompanying consolidated financial statements.
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
As of October 31, 2013 and 2012, we had deferred tax asset valuation allowances of $2.8 billion and $2.7 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $6 million, benefit of $11 million, and expense of $2 million for the years ended October 31, 2013, 2012, and 2011 respectively.
As of October 31, 2013 and 2012, the amount of liability for uncertain tax positions was $88 million and $90 million, respectively. If these unrecognized tax benefits are recognized, all but $6 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rule.
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

Two sites formerly owned by us: (i) Solar Turbines in San Diego, California, and (ii) the Canton Plant in Canton, Illinois; were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for greenhouse gas emissions and fuel economy on September 15, 2011. These begin to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. The next phase of federal greenhouse gas emission and fuel economy regulations, anticipated for 2020, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or greenhouse gas emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and greenhouse gas emission regulations. California is also in the initial stages of considering greenhouse gas emission rules for heavy duty vehicles. We expect that heavy duty vehicle and engine fuel economy and greenhouse gas emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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

	October 31, 2013		2014 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(370)	$(162)	$(3)	$(3)
Decrease of 1.0%	408	193	(1)	3
Expected return on assets:
Increase of 1.0%	NA	NA	(25)	(4)
Decrease of 1.0%	NA	NA	25	4
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans.

Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based on actual loss experience and customer payment history, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten percent to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2013, would increase from $23 million to $24 million or decrease to $21 million.
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
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2013 and 2012 aggregating $2.8 billion and $2.7 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $61 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to Additional paid-in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rule.
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
Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that the carrying amount is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
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
In the fourth quarter of 2013, we completed certain changes to our organizational and reporting structures that reflect how our new CODM assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we determined our reporting segments consist of: North America Truck, North America Parts, Global Operations, and Financial Services. This change resulted in a change in certain of our reporting units and a review of the recoverability of our goodwill in the North America truck reporting unit. The income approach, which was based on discounted cash flows was used in the impairment analysis for the reporting unit. As a result of the goodwill impairment analysis, the Company recorded a non-cash impairment charge of $77 million.
During 2013, a Brazilian reporting unit with goodwill of $146 million experienced declines in forecasted results and cashflow. As a result of these factors as well as slower than expected growth in the Brazilian economy and a weakening of the Brazilian currency, we performed an impairment analysis in the third and fourth quarters. The income approach which is based on discounted cash flows which are derived from internal forecasts and economic expectations was used in the impairment analysis of the reporting unit. As a result of the goodwill impairment analysis, we determined that the goodwill was not impaired and that the fair value of the reporting unit exceeded its carrying amount by less than 10%.
As of October 31, 2013 we have $184 million of goodwill. It is reasonably possible that within the next twelve months, we could recognize goodwill impairment charges for certain reporting units if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
Indefinite-Lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. As of October 31, 2013, we have a balance of indefinite-lived intangible assets of $46 million. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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
We estimate the expected ultimate losses for claims and, consequently, the related reserve in our Consolidated Balance Sheets. The actual settlement values of outstanding claims in the aggregate may differ from these estimates due to many circumstances, including but not limited to: (i) the discovery and evolution of information related to individual claims, (ii) changes in the legal and regulatory environment, (iii) product development trends, and (iv) changes in the frequency and/or severity of claims relative to historical experience.
The reserve for product liability was $42 million as of October 31, 2013 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $4 million.
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
As of October 31, 2013, we have accrued $21 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
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
We estimate the expected ultimate losses for claims and, consequently, the related reserve in our Consolidated Balance Sheets. The estimates related to asbestos claims are subject to uncertainty. Such uncertainty includes some reliance on industry data to project the future frequency of claims received by us, the long latency period associated with asbestos exposures and the types of diseases that will ultimately manifest, and unexpected future inflationary trends. Historically, actual damages paid out to individual claimants have not been material. Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
Product Warranty
We generally offer one to five-year warranty coverage for our truck, bus, and engine products, as well as our service parts. Terms and conditions vary by product, customer, and country. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Our warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. Warranty claims are influenced by numerous factors, including new product introductions, technological developments, the competitive environment, the design and manufacturing process, and the complexity and related costs of component parts. We estimate our warranty accrual for our engines and trucks based on engine types and model years. Our warranty accruals take into account the projected ultimate cost-per-unit ("CPU") utilizing historical claims information. The CPU represents the total cash projected to be spent for warranty claims for a particular model year during the warranty period, divided by the number of units sold. The projection of the ultimate CPU is affected by component failure rates, repair costs, and the timing of failures in the product life cycle. Warranty claims inherently have a high amount of variability in timing and severity and can be influenced by external factors. Our warranty estimation process takes into consideration numerous variables that contribute to the precision of the estimate, but also add to the complexity of the model. Including numerous variables also reduces the sensitivity of the model to any one variable. We perform periodic reviews of warranty spend data to allow for timely consideration of the effects on warranty accruals. We also utilize actuarial analysis in order to determine whether our accrual estimate falls within a reasonable range.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. Throughout 2013 and 2012, engine warranty claims experience was worse than historic experience and expectations. As a result of the warranty spend during 2013 and evaluation of warranty data subsequent to year end, we recognized additional charges for adjustments to pre-existing warranties of $404 million. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2013 warranty expense, was $88 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $130 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue. In the fourth quarter of 2013, as a result of increases in warranty claims for our MaxxForce Big-Bore engine, including claims experience within the extended warranty contract periods, the Company recognized additional charges of $132 million. Total charges recognized for losses on extended warranty contracts in 2013 were $161 million, which includes $127 million related pre-existing warranties. In 2012 by comparison, we recognized total charges of $66 million. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements. In addition, for the year ended October 31, 2013, the Company has not adopted any new accounted guidance that has had a material impact on our consolidated financial statements.

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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2013 and 2012, the net fair value of our liabilities with exposure to interest rate risk was $5.0 billion and $4.7 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2013 and 2012, the fair value of these liabilities would increase by $145 million and $90 million, respectively. At October 31, 2013 and 2012, the net fair value of our assets with exposure to interest rate risk was $2.0 billion and $2.2 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2013 and 2012, the fair value of these assets would decrease by $12 million and $15 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2013 and 2012, we purchased approximately $395 million and $482 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred an additional $39 million and $48 million, respectively, of costs. Commodity price risk associated with our derivative position at October 31, 2013 and 2012 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2013 and 2012, the net fair value of our liabilities with exposure to foreign currency risk was $362 million and $254 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $36 million and $25 million at October 31, 2013 and 2012, respectively. At October 31, 2013 and 2012, the net fair value of our assets with exposure to foreign currency risk was $316 million and $215 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $32 million and $21 million at October 31, 2013 and 2012, respectively.
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

Report of Independent Registered Public Accounting Firm
To: The Board of Directors and Stockholders of Navistar International Corporation:
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2013 and 2012, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders' Equity (Deficit), and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2013. We also have audited Navistar International Corporation's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company's October 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to: 1) controls over the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, and 2) controls over the presentation of income tax expense between different categories of income have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
December 20, 2013

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2013	2012	2011
Sales and revenues
Sales of manufactured products, net	$10,617	$12,527	$13,441
Finance revenues	158	168	200
Sales and revenues, net	10,775	12,695	13,641
Costs and expenses
Costs of products sold	9,761	11,401	10,937
Restructuring charges	25	107	82
Asset impairment charges	97	16	13
Selling, general and administrative expenses	1,215	1,419	1,407
Engineering and product development costs	406	532	520
Interest expense	321	259	247
Other expense (income), net	(65)	43	(71)
Total costs and expenses	11,760	13,777	13,135
Equity in income (loss) of non-consolidated affiliates	11	(29)	(71)
Income (loss) from continuing operations before income taxes	(974)	(1,111)	435
Income tax benefit (expense)	171	(1,780)	1,417
Income (loss) from continuing operations	(803)	(2,891)	1,852
Loss from discontinued operations, net of tax	(41)	(71)	(74)
Net income (loss)	(844)	(2,962)	1,778
Less: Net income attributable to non-controlling interests	54	48	55
Net income (loss) attributable to Navistar International Corporation	$(898)	$(3,010)	$1,723

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(857)	$(2,939)	$1,797
Loss from discontinued operations, net of tax	(41)	(71)	(74)
Net income (loss)	$(898)	$(3,010)	$1,723

Earnings (loss) per share:
Basic:
Continuing operations	$(10.66)	$(42.53)	$24.68
Discontinued operations	(0.51)	(1.03)	(1.02)
	$(11.17)	$(43.56)	$23.66

Diluted:
Continuing operations	$(10.66)	$(42.53)	$23.61
Discontinued operations	(0.51)	(1.03)	(0.97)
	$(11.17)	$(43.56)	$22.64

Weighted average shares outstanding:
Basic	80.4	69.1	72.8
Diluted	80.4	69.1	76.1

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in millions)	For the Years Ended October 31,
	2013	2012	2011
Net income (loss) attributable to Navistar International Corporation	$(898)	$(3,010)	$1,723
Other comprehensive income (loss):
Foreign currency translation adjustment	(51)	(125)	(19)
Defined benefit plans, net of tax benefit (expense) of $(233), $14, and $430, respectively	552	(256)	(729)
Total other comprehensive income (loss)	501	(381)	(748)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(397)	$(3,391)	$975

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$755	$1,087
Marketable securities	830	466
Trade and other receivables, net	737	749
Finance receivables, net	1,597	1,663
Inventories	1,210	1,537
Deferred taxes, net	72	74
Other current assets	258	261
Total current assets	5,459	5,837
Restricted cash	91	161
Trade and other receivables, net	29	94
Finance receivables, net	338	486
Investments in non-consolidated affiliates	77	62
Property and equipment, net	1,741	1,660
Goodwill	184	280
Intangible assets, net	138	171
Deferred taxes, net	159	189
Other noncurrent assets	99	162
Total assets	$8,315	$9,102
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,163	$1,205
Accounts payable	1,502	1,686
Other current liabilities	1,596	1,462
Total current liabilities	4,261	4,353
Long-term debt	3,922	3,566
Postretirement benefits liabilities	2,564	3,405
Deferred taxes, net	33	42
Other noncurrent liabilities	1,136	996
Total liabilities	11,916	12,362
Redeemable equity securities	4	5
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 and 86.0 shares issued, respectively; and $0.10 par value per share and 220 shares authorized, at both dates)	9	9
Additional paid in capital	2,477	2,440
Accumulated deficit	(4,063)	(3,165)
Accumulated other comprehensive loss	(1,824)	(2,325)
Common stock held in treasury, at cost (6.3 and 6.8 shares, respectively)	(251)	(272)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,649)	(3,310)
Stockholders’ equity attributable to non-controlling interests	44	45
Total stockholders’ deficit	(3,605)	(3,265)
Total liabilities and stockholders’ deficit	$8,315	$9,102

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(844)	$(2,962)	$1,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	282	277	290
Depreciation of equipment leased to others	135	46	38
Deferred taxes, including change in valuation allowance	(226)	1,778	(1,513)
Asset impairment charges	105	44	75
Gain on sales of investments and businesses, net	(29)	—	—
Amortization of debt issuance costs and discount	57	46	44
Stock-based compensation	24	19	36
Provision for doubtful accounts, net of recoveries	20	14	(6)
Equity in loss of non-consolidated affiliates, net of dividends	2	36	75
Write-off of debt issuance cost and discount	6	13	—
Other non-cash operating activities	(70)	7	(15)
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Trade and other receivables	68	454	(212)
Finance receivables	187	741	8
Inventories	264	76	(129)
Accounts payable	(121)	(399)	247
Other assets and liabilities	240	420	164
Net cash provided by operating activities	100	610	880
Cash flows from investing activities
Purchases of marketable securities	(1,779)	(1,209)	(1,562)
Sales or maturities of marketable securities	1,415	1,461	1,430
Net change in restricted cash and cash equivalents	70	165	(147)
Capital expenditures	(167)	(309)	(429)
Purchases of equipment leased to others	(432)	(61)	(71)
Proceeds from sales of property and equipment	25	18	32
Investments in non-consolidated affiliates	(24)	(42)	(65)
Business acquisitions, net of cash received	—	(12)	12
Proceeds from sales of affiliates	82	1	3
Acquisition of intangibles	—	(14)	(26)
Net cash used in investing activities	(810)	(2)	(823)
Cash flows from financing activities
Proceeds from issuance of securitized debt	529	1,313	599
Principal payments on securitized debt	(773)	(1,976)	(708)
Proceeds from issuance of non-securitized debt	641	1,517	214
Principal payments on non-securitized debt	(475)	(616)	(107)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	274	(269)	137
Principal payments under financing arrangements and capital lease obligations	(60)	(35)	(86)
Debt issuance costs	(20)	(57)	(11)
Proceeds from financed lease obligations	294	—	—
Issuance of common stock	14	192	—
Purchase of treasury stock	—	(75)	(125)
Proceeds from exercise of stock options	12	2	40
Dividends paid by subsidiaries to non-controlling interest	(47)	(56)	(53)
Other financing activities	4	(3)	—
Net cash provided by (used in) financing activities	393	(63)	(100)
Effect of exchange rate changes on cash and cash equivalents	(15)	3	(3)
Increase (decrease) in cash and cash equivalents	(332)	548	(46)
Cash and cash equivalents at beginning of the year	1,087	539	585
Cash and cash equivalents at end of the year	$755	$1,087	$539

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2010	$4	$7	$2,206	$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				1,723			55	1,778
Total other comprehensive loss					(748)			(748)
Transfer from redeemable equity securities upon exercise or expiration of stock options			3					3
Stock-based compensation			27					27
Stock ownership programs			(8)			38		30
Stock repurchase programs						(105)		(105)
Forward contract for accelerated stock repurchase program			(20)					(20)
Cash dividends paid to non-controlling interest							(53)	(53)
Impact to additional paid-in capital related to change in valuation allowance			45					45
Other	(1)						(1)	(2)
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(3,010)			48	(2,962)
Total other comprehensive loss					(381)			(381)
Stock-based compensation			18					18
Stock ownership programs			(14)			15		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(56)	(56)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
October 2012 issuance of common stock, net of issuance cost and fees		1	191					192
Impact to additional paid-in capital related to change in valuation allowance			(26)					(26)
Other		1	1			(1)		1
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(898)			54	(844)
Total other comprehensive income					501			501
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			18					18
Stock ownership programs			(10)			21		11
Cash dividends paid to non-controlling interest							(47)	(47)
Issuance of common stock, net of issuance costs and fees			14					14
Deconsolidation of non-controlling interests							(9)	(9)
Equity component of convertible debt instruments			14					14
Other			(1)				1	—
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: North America Truck, North America Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 16, Segment Reporting.
Our fiscal year ends on October 31. As such, all references to 2013, 2012, and 2011 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
Certain reclassifications were made to prior periods' amounts to conform to the 2013 presentation, which includes the presentation of certain former businesses as discontinued operations, as well as our new segment presentation. For more information, see Note 2, Discontinued Operations and Other Divestitures, and Note 16, Segment Reporting, respectively.
Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2013 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for certain sales transactions. In March 2010, we entered into an operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE"). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The determination was made that certain sales that were ultimately financed by GE did not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property. As a result, the transactions should have been accounted for as borrowings, resulting in the proceeds from the transfer being recorded as an obligation and amortized to revenue over the term of the financing. In addition, the financed equipment should have been accounted for as operating leases with the equipment transferred from inventory to equipment leased to others and depreciated over the term of the financing.
Correcting the errors, which were not material to any of the prior periods, resulted in an $8 million increase to Net income (loss) in our Consolidated Statements of Operations for the year ended October 31, 2013. The impact of the correction on our results for the year ended October 31, 2013 related to prior periods includes: (i) a $113 million net decrease to both Sales of manufactured products, net and Costs of products sold, which also included $37 million of additional depreciation expense, and (ii) an $8 million increase to Interest expense. In addition, in our Consolidated Statements of Cash Flows we recognized Purchases of equipment leased to others of $184 million and Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013. The impact of the corrections was not material to any of our Consolidated Balance Sheets.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $323 million and $246 million and liabilities of $188 million and $109 million as of October 31, 2013 and October 31, 2012, respectively, from BDP and BDT, including $56 million and $26 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $989 million and $1.1 billion as of October 31, 2013 and October 31, 2012, respectively, and liabilities of $778 million and $914 million as of October 31, 2013 and October 31, 2012, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $61 million and $359 million and related liabilities of $49 million and $157 million as of October 31, 2013 and October 31, 2012, respectively, all of which are involved in other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
We also have an interest in other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs are not material to our financial condition, results of operations, or cash flows.
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in loss (income) of non-consolidated affiliates includes our share of the net income (loss) of these entities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment charges, and litigation-related accruals. Actual results could differ from our estimates.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of October 31, 2013, approximately 5,600, or 64%, of our hourly workers and approximately 400, or 6%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the UAW will expire in October 2014. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Revenue Recognition
Our Manufacturing operations recognize revenue when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists, (ii) the price is fixed or determinable, (iii) collectability is reasonably assured, and (iv) delivery of product has occurred or services have been rendered. Sales are generally recognized when risk of ownership passes.
Sales to fleet customers and governmental entities are recognized in accordance with the terms of each contract. Revenue on certain customer requested bill and hold arrangements is not recognized until after the customer is notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) is ready for delivery based upon the established delivery terms and risk of loss has transferred.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Financial Services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude it is probable the customer will not be able to make full payment after reviewing the customer's financial performance, payment ability, capital-raising potential, management style, economic situation, and other factors. The accrual of interest on such loans is discontinued when the loan becomes 90 days or more past due. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2013, 2012, and 2011, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other expenses(income), net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.
Trade and Finance Receivables
Trade Receivables
Trade accounts receivable and trade notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers ("OEMs"), and commercial customers in the normal course of business.
Finance Receivables
Finance receivables consist of the following:

•	Retail notes—Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, trailers, and related equipment.

•	Finance leases—Finance leases consist of direct financing leases to commercial customers for acquisition of new and used trucks, trailers, and related equipment.

•	Wholesale notes—Wholesale notes primarily consist of variable rate loans to our dealers for the purchase of new and used trucks, trailers, and related equipment.

•	Retail accounts—Retail accounts consist of short-term accounts receivable that finance the sale of products to commercial customers.

•
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
We also act as servicer of transferred receivables. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables that are used by the trustee to distribute monthly interest and principal payments to investors. While servicing the receivables, we apply the same servicing policies and procedures that are applied to our owned receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Impaired receivables are specifically identified and segregated from the remaining portfolio. The expected loss on impaired receivables is fully reserved in a separate calculation as a specific reserve based on the unique ability of the customer to pay. The historical loss experience and portfolio quality trends of the retail portfolio segment compared to the wholesale portfolio segment are inherently different. A specific reserve on impaired retail receivables is recorded if the estimated fair value of the underlying collateral, net of selling costs, is less than the principal balance of the receivable. We calculate a general reserve on the remaining loan portfolio by applying loss ratios which are determined using actual loss experience and customer payment history, in conjunction with current economic and portfolio quality trends. In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio.
To establish a specific reserve for impaired wholesale receivables, we consider the same factors discussed above but also consider the financial strength of the dealer and key management, the timeliness of payments, the number and location of satellite locations, the number of dealers of competitor manufacturers in the market area, the type of equipment normally financed, and the seasonality of the business.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Gains or losses on disposition of property and equipment are recognized in Other expenses (income), net.
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
Included in Equipment leased to others are trucks that we produced or acquired to lease to customers as well as equipment that is financed by GE that does not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property, all of which are accounted for as operating leases. In the Consolidated Statement of Cash Flows the related expenditures are reflected as the Purchase of equipment leased to others in the investing section.
Goodwill and Other Intangible Assets
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
Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying amount, we use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount rates, market comparables, control premiums and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.
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
The ranges for the amortization periods are generally as follows:

Years
Customer base and relationships	3 - 15
Trademarks	20
Other	3 - 18

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Debt Issuance Costs
We amortize debt issuance costs, discounts and premiums over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the debt.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $73 million, $78 million, and $71 million for the years ended October 31, 2013, 2012, and 2011, respectively.
Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other expenses (income), net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.
Warranty
We generally offer one to five-year warranty coverage for our truck, bus, and engine products, as well as our service parts. Terms and conditions vary by product, customer, and country. We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers.
Our warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. Warranty claims are influenced by numerous factors, including new product introductions, technological developments, the competitive environment, the design and manufacturing process, and the complexity and related costs of component parts. We estimate our warranty accrual for our engines and trucks based on engine types and model years. Our warranty accruals take into account the projected ultimate cost-per-unit ("CPU") utilizing historical claims information. The CPU represents the total cash projected to be spent for warranty claims for a particular model year during the warranty period, divided by the number of units sold. The projection of the ultimate CPU is affected by component failure rates, repair costs, and the timing of failures in the product life cycle. Warranty claims inherently have a high amount of variability in timing and severity and can be influenced by external factors. Our warranty estimation process takes into consideration numerous variables that contribute to the precision of the estimate, but also add to the complexity of the model. Including numerous variables also reduces the sensitivity of the model to any one variable. We perform periodic reviews of warranty spend data to allow for

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

timely consideration of the effects on warranty accruals. We also utilize actuarial analysis in order to determine whether our accrual estimate falls within a reasonable range.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. Throughout 2013, engine warranty claims experience began to normalize, but was still worse than historic experience and expectations. As a result of the warranty spend during 2013 and evaluation of warranty data subsequent to year end, we recognized additional charges for adjustments to pre-existing warranties that were significant. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2013 warranty expense, were $88 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $130 million in the prior year. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

(in millions)	2013	2012	2011
Balance at November 1	$1,118	$598	$506
Costs accrued and revenues deferred(A)	469	575	407
Acquisitions	—	—	5
Divestitures	(3)	—	—
Currency translation adjustment	(2)	(4)	—
Adjustments to pre-existing warranties(B)(C)	404	404	79
Payments and revenues recognized	(637)	(455)	(399)
Balance at October 31	1,349	1,118	598
Less: Current portion	601	551	263
Noncurrent accrued product warranty and deferred warranty revenue	$748	$567	$335
_________________________

(A)
The warranty estimation for engines sold in 2012 includes a factor for improvements to the design and manufacturing process that was based on historical experience. In the fourth quarter of 2012 we identified a deviation from historic experience and we recorded an adjustment for a change in estimate to increase the costs accrued for warranty of $28 million, or $0.41 per diluted share for products sold in the first three quarters of 2012.

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

In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million, or $0.50 per diluted share. In the second quarter of 2013, we recorded adjustments for changes in estimates of $164 million, or $2.04 per diluted share. In the third quarter of 2013, we recorded adjustments for changes in estimates of $48 million, or $0.60 per diluted share. In the fourth quarter of 2013, we recorded adjustments for changes in estimates of $152 million, or $1.89 per diluted share. The impact of income taxes on the 2013 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets
In the first quarter of 2012, we recorded adjustments for changes in estimates of $123 million, or $1.76 per diluted share. In the second quarter of 2012, we recorded adjustments for changes in estimates of $104 million, or $1.51 per diluted share. In the fourth quarter of 2012, we recorded adjustments for changes in estimates of $149 million, or $2.16 per diluted share.
In the second quarter of 2011, we recorded adjustments for changes in estimates of $27 million, or $0.34 per diluted share. In the third quarter of 2011, we recorded adjustments for changes in estimates of $30 million, or $0.39 per diluted share.

(C)
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
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $420 million, $364 million, and $257 million at October 31, 2013, 2012, and 2011, respectively. Revenue recognized under our extended warranty programs was $87 million, $63 million, and $53 million in the years ended October 31, 2013, 2012, and 2011, respectively.
In 2013 we recognized net charges of $161 million related to extended warranty contracts on our MaxxForce Big-Bore engines, which includes $127 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
In 2012 we recognized net charges of $66 million for losses on extended warranty contracts for our 2010 emissions standard MaxxForce Big-Bore engines. The net charges included $19 million related to contracts sold in 2012 and $47 million recognized as adjustments to pre-existing warranties.
Stock-based Compensation
We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which is further described in Note 19, Stock-Based Compensation Plans. Shares are issued upon option exercise from Common stock held in treasury.

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
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of $23 million and $25 million in 2013 and 2012, respectively, and gains of $4 million in 2011, which were recorded in Other expense (income), net.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rule.
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
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements. In addition, for the year ended October 31, 2013, the Company has not adopted any new accounted guidance that has had a material impact on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Discontinued Operations
In the first quarter of 2013, the Company completed the idling of the Workhorse Custom Chassis ("WCC") operations, and in the second quarter of 2013, we completed the divestiture of the WCC business for an immaterial amount. For the years ended October 31, 2013 and 2012, the operating results of the WCC operations are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
In the first quarter of 2013, certain operations of the Monaco recreational vehicle ("RV") business ("Monaco") were determined to be held-for-sale. In May 2013, we divested substantially all of our interest in these operations of Monaco. For the years ended October 31, 2013 and 2012, the operating results of these operations of Monaco are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The cash consideration from the divestiture was $19 million. As a result of the divestiture, we impaired certain assets and recognized a loss totaling $24 million. The loss was included in the Loss from discontinued operations, net of tax.
WCC and Monaco were not material to the Company's Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows and have not been reclassified in the respective financial statements.
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

(in millions)	2013	2012	2011
Sales and revenues, net	$73	$253	$317

Loss before income taxes	$(41)	$(71)	$(115)
Income tax benefit	—	—	41
Loss from discontinued operations, net of tax	$(41)	$(71)	$(74)
We generally use a centralized approach to cash management, financing of our Manufacturing operations, and general corporate related functions, and, accordingly, do not allocate debt, interest expense, or corporate overhead to our discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity.
Other Divestitures
Mahindra Joint Ventures
In 2006 and 2008, we formed two joint ventures with Mahindra & Mahindra Ltd. ("Mahindra") in India, which operated under the names of Mahindra Navistar Automotives Ltd. ("MNAL") and Mahindra-Navistar Engines Private Ltd. ("MNEPL") (collectively, the "Mahindra Joint Ventures"). In February 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Global Operations segment recognized a gain of $26 million in 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.
Bison Coach
In October 2013, the Company sold the Bison Coach trailer manufacturing business ("Bison Coach") for $16 million in cash, subject to post-closing adjustments. As a result of the divestiture, the North America Truck segment recognized a gain of $16 million in 2013.
Bison Coach was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.
Dealer operations
We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our North America Truck segment. We did not acquire any dealerships in 2013, 2012, or 2011.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We sold two, two, and four of our Dealcors during the years ended October 31, 2013, 2012, and 2011, respectively. Also in 2013, we discontinued consolidating the financial statements of another Dealcor due to the settlement of a financial commitment. The gains or losses associated with the sales of these Dealcors were not material.
3. Restructurings and Impairments
Restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
The following table reconciles our restructuring charges in our Consolidated Statements of Operations:

(in millions)	2013	2012	2011
Restructuring charges related to continuing operations	$25	$107	$82
Restructuring charges related to discontinued operations	—	1	10
Total restructuring charges	$25	$108	$92
The 2013 charges primarily consisted of $11 million related to the actions we took in the fourth quarter of 2013 that included an enterprise-wide reduction-in-force. The 2012 charges primarily consist of $73 million related to cost-reduction initiatives and $23 million related to the consolidation of our North American truck and engine engineering operations, as well as the relocation of our world headquarters ("Engineering Integration"). The 2011 charges primarily consisted of $58 million related to charges for the restructuring and rationalization of our North American manufacturing operations and $29 million related to Engineering Integration.
The following table reconciles our impairment charges in our Consolidated Statements of Operations:

(in millions)	2013	2012	2011
Goodwill impairment charge(A)	$81	$—	$—
Other asset impairment charges related to continuing operations	20	16	13
Other asset impairment charges related to discontinued operations	4	28	51
Total asset impairment charges	$105	$44	$64
_________________________

(A)	For more information, see Note 8, Goodwill and Other Intangible Assets, Net, and includes $4 million related to discontinued operations.
The 2013 other asset impairment charges primarily consisted of $19 million for the impairment of assets that resulted from the discontinuation of certain engineering programs. The 2012 charges primarily consisted of $38 million for the impairment of certain intangible assets as a result of the Company's decision to discontinue accepting orders for its WCC business and take certain actions to idle the business. The 2011 charges primarily consisted of $51 million of charges for impairments of intangible assets associated with the WCC asset group.
Cost-Reductions and Other Strategic Initiatives
In the fourth quarter of 2012, we announced actions to control spending across the Company with targeted reductions of certain costs. In addition to the expected integration synergies resulting from the Engineering Integration, we are focusing on continued reductions in discretionary spending, including but not limited to reductions from efficiencies, and prioritizing or eliminating certain programs or projects.
We are focused on improving our core North America Truck and Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using Return on Invested Capital ("ROIC"), combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to; (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and pension curtailments. These charges could be significant.
In 2013, the North America Truck segment recognized asset impairment charges of $19 million, which were the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations.
Voluntary separation program and reduction-in-force actions
In the fourth quarter of 2012, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the VSP, we used attrition and an involuntary reduction-in-force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions and charges related to the elimination of certain executive positions, the Company recognized restructuring charges of $73 million in the fourth quarter of 2012. The restructuring charges consisted of $66 million in personnel costs for employee termination and related benefits and $7 million of charges for pension and other postretirement contractual termination benefits.
In the fourth quarter of 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $11 million in personnel costs for employee termination and related benefits, of which a portion was paid in 2013. The Company expects the remaining restructuring charges will be paid throughout 2014.
Engineering Integration
In 2011, the Company committed to a plan and finalized the purchase of the property and buildings to consolidate its truck and engine engineering operations, as well as the relocation of our world headquarters. The Company is utilizing proceeds from an October 2010 loan agreement (the "Loan Agreement") related to tax exempt bonds (the "Tax Exempt Bonds") to finance the relocation of the Company’s world headquarters and engineering center, the expansion of an existing warehouse facility, and the development of certain industrial facilities to assist with the consolidation of certain operations.
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at the Fort Wayne facility. As a result of the restructuring activities, the North America Truck segment recognized restructuring charges of $5 million during the year ended October 31, 2012, and $29 million during the year ended October 31, 2011. Of these amounts, the restructuring charges consist of $12 million in personnel costs for employee termination and related benefits, $4 million of charges for pension and other postretirement contractual termination benefits, and $18 million of employee relocation costs.
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
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
The Company continues to evaluate opportunities to restructure and rationalize its Manufacturing operations in an effort to optimize our cost structure. In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations, including the closure of its Chatham, Ontario heavy truck plant and actions related to WCC and Monaco (collectively "Custom Products"). In the fourth quarter of 2012, the Company committed to plans for the closure of its Garland, Texas truck manufacturing operations (the "Garland Facility"). In the second quarter of 2013, the Company reached an agreement to sublease a portion of its manufacturing facility in Cherokee, Alabama (the "Cherokee Facility").
Chatham restructuring activities and impairment of property and equipment
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. As a result of the restructuring activities, the North America Truck segment recognized $50 million of restructuring charges since these actions were commenced, substantially all of which were recognized during the third quarter of 2011. These restructuring charges consist of $8 million in personnel costs for employee termination and related benefits, $34 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Potential additional charges in future periods could range from $20 million to $70 million, primarily related to pension and postretirement costs and termination benefits, which are subject to employee negotiation and acceptance rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Also in the third quarter of 2011, the North America Truck segment recognized $8 million of charges for impairments of property and equipment at our Chatham facility. The closure of the facility permanently eliminated future operating cash flows associated with that property and equipment and its carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of certain assets within the asset group. The impairment charges reflect the impact of the restructuring activities and closure of the Chatham facility.
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
As a result of these restructuring activities relating to Custom Products, the Company recognized $11 million of restructuring charges, substantially all of which were recognized in 2011 in the Loss from discontinued operations, net of tax. These restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $2 million of charges due to a curtailment of other postretirement employee benefit plan and postretirement contractual termination benefits and $2 million of other costs.
Also in the third quarter of 2011, the Company recognized $51 million of charges for impairments of intangible assets, primarily customer relationships and trade names, associated with the WCC asset group, in the Loss from discontinued operations, net of tax. The asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined to not be fully recoverable. We utilized the income and market approaches to determine the fair value of the asset group. The impairment charges for the asset group reflected market deterioration and reduction in demand below previously anticipated levels.
In the second quarter of 2012, as a result of the decision to idle the WCC operations, the WCC asset group was reviewed for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Company recognized asset impairment charges of $28 million in the Loss from discontinued operations, net of tax. In addition, the North America Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
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
Garland Facility closure
In the fourth quarter of 2012, the Company committed to plans for the closure of the Garland Facility, which resulted in our North America Truck segment recognizing restructuring charges of $4 million for personnel costs related to employee terminations and related benefits. Beginning in early 2013, the Company began transitioning production from the Garland Facility to other North America operations that produce similar models. In the second quarter of 2013, production at the Garland Facility ceased. During 2013, we recognized $22 million of charges related to the planned closure, primarily from accelerated depreciation of certain assets related to the facility.
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
Notes to Consolidated Financial Statements—(Continued)

Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at October 31, 2013
Employee termination charges	$72	$12	$(64)	$(5)	$15
Employee relocation costs	—	3	(3)	—	—
Lease vacancy	17	6	(9)	4	18
Other	—	5	(4)	—	1
Restructuring liability	$89	$26	$(80)	$(1)	$34

(in millions)	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at October 31, 2012
Employee termination charges	$31	$73	$(30)	$(2)	$72
Employee relocation costs	—	8	(8)	—	—
Lease vacancy	—	19	(4)	2	17
Other	8	11	(16)	(3)	—
Restructuring liability	$39	$111	$(58)	$(3)	$89
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.4 billion and $2.6 billion as of October 31, 2013 and October 31, 2012, respectively. Included in total assets are finance receivables of $1.9 billion and $2.1 billion as of October 31, 2013 and October 31, 2012, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net, consist of the following:

(in millions)	2013	2012
Retail portfolio	$751	$1,048
Wholesale portfolio	1,207	1,128
Total finance receivables	1,958	2,176
Less: Allowance for doubtful accounts	23	27
Total finance receivables, net	1,935	2,149
Less: Current portion, net(A)	1,597	1,663
Noncurrent portion,net	$338	$486
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of October 31, 2013, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2014	$434	$1,207	$1,641
2015	169	—	169
2016	112	—	112
2017	55	—	55
2018	26	—	26
Thereafter	15	—	15
Gross finance receivables	811	1,207	2,018
Unearned finance income	60	—	60
Total finance receivables	$751	$1,207	$1,958
Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2013 and October 31, 2012, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into the retail owner trust or the wholesale note owner trust in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $948 million and $1.1 billion as of October 31, 2013 and October 31, 2012, respectively. Other finance receivables pledged to secure borrowings were $4 million and $164 million as of October 31, 2013 and October 31, 2012, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

(in millions)	2013	2012	2011
Retail notes and finance leases revenue	$78	$98	$137
Wholesale notes interest	77	87	93
Operating lease revenue	51	40	32
Retail and wholesale accounts interest	27	34	27
Securitization Income	—	—	2
Gross finance revenues	233	259	291
Less: Intercompany revenues	75	91	91
Finance revenues	$158	$168	$200

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries(A)	4	2	14	20
Charge-off of accounts(B)	(10)	—	(1)	(11)
Allowance for doubtful accounts, at end of period	$21	$2	$37	$60

	October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries(A)	3	(2)	13	14
Charge-off of accounts(B)	(7)	—	(6)	(13)
Allowance for doubtful accounts, at end of period	$27	$—	$24	$51

	October 31, 2011
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries(A)	(5)	—	(1)	(6)
Charge-off of accounts(B)	(22)	—	(18)	(40)
Allowance for doubtful accounts, at end of period	$31	$2	$17	$50
_________________________

(A)	Amounts include currency translation.

(B)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $2 million, $6 million, and $20 million in 2013, 2012, and 2011, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	October 31, 2013			October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$15	$—	$15	$14	$—	$14
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	6	—	6	9	—	9
Finance receivables on non-accrual status	10	—	10	10	—	10
For the impaired finance receivables in the retail portfolio as of October 31, 2013 and 2012, the average balances of those receivables were $13 million and $16 million during the year ended October 31, 2013 and 2012, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$699	$1,204	$1,903
30-90 days past due	44	2	46
Over 90 days past due	8	1	9
Total finance receivables	$751	$1,207	$1,958
6. Inventories
The following table presents the components of Inventories:

(in millions)	2013	2012
Finished products	$692	$833
Work in process	58	136
Raw materials	460	568
Total inventories	$1,210	$1,537
7. Property and Equipment, Net
As of October 31, Property and equipment, net included the following:

(in millions)	2013	2012
Land(A)	$75	$79
Buildings(A)	575	520
Leasehold improvements	80	81
Machinery and equipment	2,494	2,504
Furniture, fixtures, and equipment	239	244
Equipment leased to others	663	301
Construction in progress(A)	55	159
Total property and equipment, at cost	4,181	3,888
Less: Accumulated depreciation and amortization	2,440	2,228
Property and equipment, net	$1,741	$1,660
_______________

(A)
We consolidated our executive management, certain business operations, and product development into a 1.2 million square foot, world headquarters site in Lisle, Illinois, which we completed in the first quarter of fiscal 2012, and we completed the consolidation of our testing and validation center in our Melrose Park facility in 2013.

Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.
As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

(in millions)	2013	2012
Equipment leased to others	$663	$301
Less: Accumulated depreciation	191	94
Equipment leased to others, net	$472	$207

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$92	$156
Less: Accumulated depreciation and amortization	31	86
Assets under financing arrangements and capital lease obligations, net	$61	$70

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the years ended October 31, 2013, 2012, and 2011, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

(in millions)	2013	2012	2011
Depreciation expense	$260	$248	$260
Depreciation of equipment leased to others	135	46	38
Amortization expense	—	4	1
Interest capitalized	5	9	18
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2013, 2012, and 2011 respectively, commitments for capital expenditures were $11 million, $48 million, and $44 million respectively. At October 31, 2013, 2012, and 2011, liabilities related to capital expenditures that are included in accounts payable were $2 million, $29 million, and $22 million, respectively.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2024. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2013, 2012, and 2011 was $74 million, $63 million, and $54 million, respectively. Rental income from subleases was $7 million for the year ended October 31, 2013 and $4 million for the years ended October 31, 2012 and 2011.
Future minimum lease payments at October 31, 2013, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2014	$30	$72	$102
2015	9	61	70
2016	9	47	56
2017	9	39	48
2018	9	33	42
Thereafter	29	95	124
	95	$347	$442
Less: Interest portion	18
Total	$77
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

8. Goodwill and Other Intangible Assets, Net
For reporting units with goodwill, we perform goodwill impairment tests on an annual basis on August 1st, or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of our impairment analysis for these reporting units, we performed a qualitative assessment or we determined the fair value of the reporting unit based on estimates of its future cash flows.
Changes in the carrying amount of goodwill for each operating segment are as follows:

(in millions)	North America Truck	North America Parts	Global Operations	Total
As of October 31, 2010	$82	$38	$204	$324
Currency translation	—	—	2	2
Adjustments(A)	—	—	(7)	(7)
As of October 31, 2011	$82	$38	$199	$319
Currency translation	—	—	(33)	(33)
Adjustments(A)	—	—	(6)	(6)
As of October 31, 2012	$82	$38	$160	$280
Impairments	(81)	—	—	(81)
Currency translation	—	—	(12)	(12)
Adjustments(A)	(1)	—	(2)	(3)
As of October 31, 2013	$—	$38	$146	$184
_________________________

(A)
Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the IIAA balance sheet immediately after its acquisition in 2005.

In the fourth quarter of 2013, our North America Truck segment recorded a non-cash charge of $77 million to reflect impairment of goodwill. As a result of certain changes in our organizational and reporting structures, we reviewed the recoverability of our goodwill in the North America truck reporting unit. The income approach, which was based on discounted cash flows was used in the impairment analysis for the reporting unit. The impairment charges were included in Asset impairment charges. In the second quarter of 2013, our North America Truck segment recorded a non-cash charge of $4 million to reflect impairment of goodwill related to the divestiture of Monaco. The impairment charges were included in the Income (loss) from discontinued operations, net of tax.
During 2013, a Brazilian reporting unit with goodwill of $146 million experienced declines in forecasted results and cashflow. As a result of these factors as well as slower than expected growth in the Brazilian economy and a weakening of the Brazilian currency, we performed an impairment analysis in the third and fourth quarters. The income approach, which is based on discounted cash flows which are derived from internal forecasts and economic expectations, was used in the impairment analysis of the reporting unit. As a result of the goodwill impairment analysis, we determined that the goodwill was not impaired and that the fair value of the reporting unit exceeded its carrying amount by less than 10%.
Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

(in millions)	2013	2012
Dealer franchise rights	$1	$5
Trademarks	45	50
Intangible assets not subject to amortization	$46	$55
We had an agreement with a third-party engine manufacturer under which we acquired the rights to certain intellectual property utilized in the production of our MaxxForce 11L and 13L engines for €30 million. During the year ended October 31, 2012, we made the final payment of €9 million (the equivalent of US$12 million at October 31, 2012) to acquire the intellectual property.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information regarding our intangible assets that are subject to amortization at October 31, 2013 and 2012 is as follows:

	As of October 31, 2013
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$88	$101	$189
Accumulated amortization	(55)	(42)	(97)
Net of amortization	$33	$59	$92

	As of October 31, 2012
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$93	$101	$194
Accumulated amortization	(47)	(31)	(78)
Net of amortization	$46	$70	$116
For the year ended October 31, 2012, we recognized $41 million of charges for impairment of intangible assets of which $23 million related to customer base and relationships and $18 million related to trademarks, patents and other. Of this amount, $28 million was recognized in the Loss from discontinued operations, net of tax and $10 million was recognized by the North America Parts segment. For the year ended October 31, 2011, the Company recorded $51 million of charges for impairment of intangible assets, all of which was recognized in the Loss from discontinued operations, net of tax. Of this amount, $26 million of was related to customer base and relationships and $25 million was related to trademarks, patents and other. See Note 3, Restructurings and impairments, for further discussion.
We recorded amortization expense for our finite-lived intangible assets of $22 million, $25 million, and $29 million for the years ended October 31, 2013, 2012, and 2011, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2014	$21
2015	16
2016	15
2017	14
2018	9
Thereafter	17
9. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made new and incremental investments in these non-consolidated affiliates of $25 million and $39 million during 2013 and 2012, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2013	2012
Assets:
Current assets	$254	$271
Noncurrent assets	50	199
Total assets	$304	$470
Liabilities and equity:
Current liabilities	$111	$195
Noncurrent liabilities	8	91
Total liabilities	119	286
Partners' capital and stockholders' equity:
NIC	77	55
Third parties	108	129
Total partners' capital and stockholders' equity	185	184
Total liabilities and equity	$304	$470
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2013	2012	2011(A)
Net sales	$448	$704	$938
Costs, expenses, and income tax expense	412	726	1,069
Net income (loss)	$36	$(22)	$(131)
___________________

(A)	Includes amounts for NC2 (defined below) through September 29, 2011.
We recorded sales to certain of these affiliates totaling $63 million, $25 million, and $107 million in 2013, 2012, and 2011, respectively. We also purchased $245 million, $370 million, and $426 million of products and services from certain of these affiliates in 2013, 2012, and 2011, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2013	2012
Receivables due from affiliates	$23	$32
Payables due to affiliates	32	29
As of October 31, 2013 and 2012, our share of net unfunded losses in non-consolidated affiliates totaled $77 million and $68 million, respectively.
In February 2013, the Company sold its interests in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Global Operations segment recognized a gain of $26 million in 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.
In September 2009, NC2 Global LLC ("NC2") was established as a joint venture with Caterpillar to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. In September 2011, we restructured our relationship with Caterpillar resulting in the termination of the joint venture agreement and the Company subsequently acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. The effects of accounting for this acquisition were not material. Prior to the termination of our NC2 joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in non-consolidated affiliates. Equity in loss of non-consolidated affiliates included a loss of $39 million related to NC2 for the year ended October 31, 2011. We have consolidated the operating results of NC2 within our North America Truck segment since September 30, 2011.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Presented below is summarized financial information representing 100% of NC2, which was considered a significant non-consolidated affiliate in 2011, prior to increasing the equity interest in September 2011.

(in millions)	Eleven Months Ended September 29, 2011
Net revenue	$235
Net expenses	318
Loss before tax expense	(83)
Net loss	(83)
10. Debt

(in millions)	2013	2012
Manufacturing operations:
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $4 and $9, respectively	$693	$991
8.25% Senior Notes, due 2021, net of unamortized discount of $22 and $28, respectively	1,178	872
3.00% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $26 and $50, respectively	544	520
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $23	177	—
Debt of majority-owned dealerships	48	60
Financing arrangements and capital lease obligations	77	140
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	20	30
Financed lease obligations	218	—
Other	39	67
Total Manufacturing operations debt	3,219	2,905
Less: Current portion	658	172
Net long-term Manufacturing operations debt	$2,561	$2,733

(in millions)	2013	2012
Financial Services operations:
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$778	$994
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	1,018	763
Commercial paper, at variable rates, matured in 2015	21	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	49	78
Total Financial Services operations debt	1,866	1,866
Less: Current portion	505	1,033
Net long-term Financial Services operations debt	$1,361	$833
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
The Term Loan Credit Facility is secured by a first priority security interest in certain assets of NIC, Navistar, Inc., and fifteen of its direct and indirect subsidiaries, and contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. Generally, if an event of default occurs and is not cured within any specified grace period, the administrative agent, at the request of (or with the consent of) the lenders holding not less than a majority in principal amount of the outstanding term loans, may declare the term loan to

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

be due and payable immediately
In April 2013, the Term Loan Credit Facility was amended (the "Amended Term Loan Credit Facility"), to: (i) change the maturity date of all borrowings under the Term Loan Credit Facility to August 17, 2017, (ii) lower the interest on all borrowings under the Term Loan Credit Facility to a rate equal to a base rate plus a spread of 350 basis points, or a Eurodollar rate plus a spread of 450 basis points with a London Interbank Offered Rate ("LIBOR") floor that was reduced to 125 basis points, (iii) provide additional operating flexibility, and (iv) remove certain pledged assets as collateral from the Term Loan Credit Facility.
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
3.00% Senior Subordinated Convertible Notes
In October 2009, we also completed the sale of $570 million aggregate principal amount of 3.00% senior subordinated convertible notes ("2014 Convertible Notes"), including over-allotment options. Interest is payable on April 15 and October 15 of each year until the maturity date of October 15, 2014. The Company received net proceeds of approximately $553 million, net of $17 million of underwriter fees. The debt issue costs are recorded in Other current assets and are being amortized to Interest expense over the life of the 2014 Convertible Notes. The 2014 Convertible Notes are senior subordinated unsecured obligations of the Company.
Holders may convert the 2014 Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the 2014 Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the 2014 Convertible Notes indenture. The conversion rate will initially be 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
The 2014 Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of common stock. If the Company elects to settle in cash or a combination of cash and shares, the amounts due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading-day observation period. If a holder converts its 2014 Convertible Notes on or after April 15, 2014, and the Company elects physical settlement as described above, the holder will not receive the shares of common stock into which the 2014 Convertible Notes are convertible until after the expiration of the observation period described above, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the 2014 Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the 2014 Convertible Notes at a price equal to 100% of the principal amount of the 2014 Convertible Notes being repurchased plus any accrued and unpaid interest.
When the above described circumstances occur and the 2014 Convertible Notes are eligible for conversion prior to April 15, 2014 at the option of the Holders, we reclassify: (i) the portion of the 2014 Convertible Notes attributable to the conversion feature, which have not yet been accreted to its face value, from Additional paid in capital to Convertible debt, and (ii) the carrying value of the 2014 Convertible Notes from Long-term debt to Notes payable and current maturities of long-term debt on our Consolidated Balance Sheets as of that period end. In addition, in cases where holders decide to convert prior to the maturity date, the Company immediately writes off the proportionate amount of remaining debt issue costs. If in subsequent periods these circumstances do not occur and the 2014 Convertible Notes are not eligible for early conversion, the portion of the 2014 Convertible Notes attributable to the conversion feature are reclassified to Long-term debt and Additional paid in capital, respectively, on our Consolidated Balance Sheet. As the determination of whether the Holders may convert the 2014 Convertible Notes early is performed on a quarterly basis, the 2014 Convertible Notes may or may not meet the contingent conversion thresholds and therefore may be reclassified in future periods. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended April 30, 2011, the contingent conversion threshold on the 2014 Convertible Notes was exceeded. As a result, the 2014 Convertible Notes were convertible at the option of any holder that provided a valid conversion notice prior to July 31, 2011. We received conversion notices from holders of an immaterial amount of the 2014 Convertible Notes during the conversion period. Based upon the closing price of our common stock for the prescribed measurement periods during subsequent periods, the contingent conversion thresholds on the 2014 Convertible Notes were not exceeded.
In connection with the sale of the 2014 Convertible Notes, the Company purchased call options for $125 million. The call options cover 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options are intended to minimize share dilution associated with the 2014 Convertible Notes. In addition, in connection with the sale of the 2014 Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the conversion notices received prior to July 31, 2011, an immaterial number of call options were exercised by the Company to match the number of shares covered by the conversion notices received. The number of warrants outstanding remains unchanged as none were exercised.
4.50% Senior Subordinated Convertible Notes
In October 2013, we completed the private sale of $200 million of 4.50% senior subordinated convertible notes due October 2018 ("2018 Convertible Notes"). The Company received proceeds of $196 million, net of $3 million of issuance costs and a $1 million issuance discount. Interest is payable on April 15 and October 15 of each year until the maturity date. The 2018 Convertible Notes are senior subordinated unsecured obligations of the Company.
In accounting for the issuance, the 2018 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2018 Convertible Notes. We estimated the fair value of the liability component at $177 million. The equity component of $22 million, net of discount, is recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in most of the $3 million of debt issue costs being recorded in Other noncurrent assets and the remainder being recorded as a reduction in Additional paid in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2018 Convertible Notes.
The Company has the option to redeem the 2018 Convertible Notes for cash, in whole or in part, on any business day on or after October 15, 2016 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending within 10 trading days immediately prior to the date of the redemption notice ("Optional Redemption"). The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders may convert the 2018 Convertible Notes into common stock of the Company at any time on or after April 15, 2018. Holders may also convert the 2018 Convertible Notes at their option prior to April 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after October 31, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if the Company exercises its Optional Redemption, as described above, after October 15, 2016, holders of the 2018 Convertible Notes will have the right to convert their 2018 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date, or; (iv) upon the occurrence of specified corporate events, as more fully described in the 2018 Convertible Notes indenture. The conversion rate will initially be 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes (equivalent to an initial conversion price of approximately $58.40 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
The 2018 Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of common stock (plus cash in lieu of fractional shares), cash ("Cash Settlement"), or any combination of cash and shares of common stock ("Combination Settlement"). If the Company elects a Cash Settlement or a Combination Settlement, the amounts due will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading-day observation period. If a holder converts its 2018 Convertible Notes on or after April 15, 2018, and the Company elects physical settlement, the holder will not receive the shares of common stock into which the 2018 Convertible Notes are convertible until after the expiration of the observation period, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the 2018 Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the 2018 Convertible Notes at a price equal to 100% of the principal amount of the 2018 Convertible Notes being repurchased plus any accrued and unpaid interest.
Debt of Majority-owned Dealerships
Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4.9% to 6.8% and maturities that extend to 2017.
Financing Arrangements and Capital Lease Obligations
Included in our financing arrangements and capital lease obligations are financing arrangements of $24 million and $79 million as of October 31, 2013 and 2012, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. The remaining arrangement outstanding at October 31, 2013 had an outstanding balance of $24 million and matures in May of 2014. In addition, the amount of financing arrangements and capital lease obligations includes $2 million and $4 million of capital leases for real estate and equipment as of October 31, 2013 and 2012, respectively.
In January 2012, the Company began leasing an existing manufacturing facility in Cherokee, Alabama and purchased certain machinery and equipment within that facility. In relation to the machinery and equipment, the Company entered into a $40 million promissory note with the lessor. This amount is payable in monthly installments over a ten-year term, in conjunction

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

with the lease of the facility. The Company recorded the machinery and equipment, and the associated liability, at the relative fair value of $58 million.
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company's headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.5% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company reports the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2013, reimbursement was received for $221 million of the $225 million under the Tax Exempt Bonds.
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
Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of the modification to the maturity date of the Amended Term Loan Credit Facility, as described above. The Amended and Restated Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points. As of October 31, 2013, we had no borrowings under the Amended and Restated Asset-Based Credit Facility.
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
In February 2013, NFC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million. In September 2013, the maturity date of the VFN facility was extended to September 2014.
In May 2013, our Mexican financial services affiliate, Navistar Financial, S.A. de C.V., SOFOM, E.N.R., completed the sale of P$1 billion (the equivalent of approximately US $78 million at October 31, 2013) of five-year notes secured by retail finance receivables. In November 2013, this facility was expanded by an additional P$800 million (the equivalent of US $62 million at October 31, 2013).
In June 2013, borrowings secured by eligible retail accounts of TRAC, our consolidated SPE, were fully repaid upon the maturity of TRAC's $125 million funding facility.
In October 2013, NFC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $224 million of investor notes that matured in October 2013.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt was $989 million and $1.3 billion as of October 31, 2013 and 2012, respectively. See Note 4, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.
Bank Revolvers and Commercial Paper
In December 2011, NFC refinanced its 2009 bank credit facility with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, of which our Mexican finance subsidiary may borrow up to $200 million. The facility is subject to customary operational and financial covenants. Remaining quarterly principal payments on the term portion are $4 million for the next quarter, $9 million for the following eleven quarters, with the remaining principal balance due upon maturity.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2013, borrowings outstanding under these arrangements, including commercial paper, were $489 million, of which 36% is denominated in dollars and 64% in pesos. As of October 31, 2012, borrowings outstanding under these arrangements, including commercial paper, were $414 million, of which 20% is denominated in dollars and 80% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
In August 2012, our Mexican financial services affiliate signed an agreement for a five-year, $95 million funding facility, which will be used primarily to support trade receivables for the sale of our trucks and buses manufactured in Mexico and exported to Colombian dealers.
In December 2012, our Mexican financial services affiliate settled all of its outstanding commercial paper under a program that expired in February 2013. Effective August 2013, our Mexican Financial Services operation entered into a new two-year commercial paper program for up to P$1 billion (the equivalent of approximately US$78 million at October 31, 2013).
Borrowings Secured by Operating and Finance Leases
NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under Financial Services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Leasing Services Corporation ("NLSC"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. All secured borrowings issued by NLC were fully repaid as of October 31, 2013. The balance of the secured borrowings issued by NLC as of October 31, 2012, was $4 million.
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $49 million and $74 million as of October 31, 2013 and 2012, respectively. The carrying amount of assets used as collateral was $61 million and $86 million as of October 31, 2013 and 2012, respectively. ITLC does not have any unsecured debt.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2013, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2014	$685	$505	$1,190
2015	81	630	711
2016	108	88	196
2017	745	547	1,292
2018	222	25	247
Thereafter	1,453	71	1,524
Total debt	3,294	1,866	5,160
Less: Unamortized discount	75	—	75
Net debt	$3,219	$1,866	$5,085
Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Amended Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2014 Convertible Notes and 2018 Convertible Notes (together, the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which the Company would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of the Company's assets. As of October 31, 2013, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the years ended October 31, 2013, 2012, and 2011, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2013, we were in compliance with those covenants.

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
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2013	2012	2013	2012
Change in benefit obligations
Benefit obligations at beginning of year	$4,492	$4,171	$1,866	$2,000
Amendments	3	—	—	—
Service cost	20	17	7	7
Interest on obligations	143	169	62	83
Actuarial loss (gain)	(334)	462	(142)	(72)
Curtailments	(33)	4	—	—
Contractual termination benefits	—	2	—	(3)
Retrospective payments due to retirees	—	—	—	(2)
Currency translation	(15)	(5)	—	—
Plan participants' contributions	—	—	28	20
Subsidy receipts	—	—	41	20
Benefits paid	(333)	(328)	(188)	(187)
Benefit obligations at end of year	$3,943	$4,492	$1,674	$1,866
Change in plan assets
Fair value of plan assets at beginning of year	$2,411	$2,392	$437	$463
Actual return on plan assets	284	186	66	27
Currency translation	(22)	(9)	—	—
Employer contributions	165	157	3	19
Benefits paid	(319)	(315)	(59)	(72)
Fair value of plan assets at end of year	$2,519	$2,411	$447	$437
Funded status at year end	$(1,424)	$(2,081)	$(1,227)	$(1,429)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2013	2012	2013	2012
Amounts recognized in our Consolidated Balance Sheets consist of:
Current liability	$(14)	$(14)	$(73)	$(92)
Noncurrent liability	(1,410)	(2,067)	(1,154)	(1,337)
Net liability recognized	$(1,424)	$(2,081)	$(1,227)	$(1,429)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$1,947	$2,529	$354	$558
Net prior service cost (benefit)	1	3	(10)	(13)
Net amount recognized	$1,948	$2,532	$344	$545
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.9 billion and $4.4 billion at October 31, 2013 and 2012, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Equity (Deficit) at October 31, 2013 is net of $539 million of deferred taxes related to the Company's postretirement benefit plans.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

(in millions)	2013	2012
Projected benefit obligations	$3,943	$4,492
Accumulated benefit obligations	3,933	4,431
Fair value of plan assets	2,519	2,411
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2013, we have met all regulatory funding requirements. In 2013, we contributed $165 million to our pension plans to meet regulatory funding requirements. In July 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. As a result of the MAP-21 Act, we lowered our funding expectations. We expect to contribute $180 million to our pension plans during 2014.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the OPEB plans' annual service cost. In 2013, we contributed $3 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2014.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $14 million and $13 million in 2013 and 2012, respectively, are included within the amount of "Benefits paid" in the "Change in benefit obligation" section above, but are not included in the "Change in plan assets" section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under "Change in benefit obligation" and "Change in plan assets" of $60 million and $75 million for 2013 and 2012, respectively.
Components of Net Periodic Benefit Expense (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)
The components of our postretirement benefits expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

(in millions)	2013	2012	2011
Pension expense	$116	$122	$139
Health and life insurance expense	61	81	30
Total postretirement benefits expense	$177	$203	$169

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Equity (Deficit), for the years ended October 31 is comprised of the following:

	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2013	2012	2011	2013	2012	2011
Service cost for benefits earned during the period	$20	$17	17	$7	$7	$8
Interest on obligation	143	169	189	62	83	56
Amortization of cumulative loss	128	112	97	29	38	4
Amortization of prior service cost (benefit)	1	1	1	(4)	(5)	(29)
Curtailments	4	5	2	—	(3)	11
Contractual termination benefits	—	2	38	—	(2)	6
Retrospective payments to retirees	—	—	—	—	(2)	15
Premiums on pension insurance	9	8	6	—	—	—
Expected return on assets	(189)	(192)	(211)	(33)	(35)	(41)
Net postretirement benefits expense	$116	$122	$139	$61	$81	$30
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$(422)	$469	$374	$(175)	$(58)	$566
Amortization of cumulative loss	(128)	(112)	(97)	(29)	(38)	(4)
Prior service cost (benefit)	(1)	(1)	—	—	—	302
Amortization of prior service benefit (cost)	(1)	(1)	(1)	4	5	29
Curtailments	(33)	—	(13)	—	3	—
Currency translation	—	2	4	—	—	—
Total recognized in other comprehensive loss (income)	$(585)	$357	$267	$(200)	$(88)	$893
Total net postretirement benefits expense and other comprehensive loss (income)	$(469)	$479	$406	$(139)	$(7)	$923
In the fourth quarter of 2013, the Company made the decision to freeze all benefit accruals for the non-represented participants in the pension plans effective December 31, 2013. The plan freeze resulted in curtailment charges of $4 million and a reduction in the pension obligation of $33 million which was recognized as a component of Accumulated Other Comprehensive Income ("AOCI"). During 2012, the Company recognized a charge of $7 million due to plan curtailments and contractual termination charges related to the VSP and additional salaried employee terminations. See Note 3, Restructurings and Impairments, for more information on cost-reduction and restructuring activities.
As discussed in Note 3, Restructuring and Impairments, the Company committed to close its Chatham, Ontario plant. During 2011, the plant closure resulted in a pension curtailment gain of $8 million that was recognized as a component of AOCI and contractual termination charges of $35 million. The closure also resulted in an OPEB charge of $13 million during the third quarter of 2011 representing a plan curtailment and related contractual termination benefits.
The Company also incurred an OPEB charge of $2 million during 2011 due to an OPEB plan curtailment and contractual termination charges related to the closure of the WCC Union City plant.
During 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility, as discussed in Note 3, Restructurings and Impairments.
During 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. The Company enrolled Medicare eligible plan participants who did not opt out into a Medicare Part D Plan. The OPEB plan supplemented the coverage provided by the Medicare Part D Plan. As discussed in Note 15, Commitments and Contingencies, the UAW filed a motion (the "Shy Motion") contesting our ability to implement this administrative change. The Court ruled on the Shy Motion in the second quarter of 2011 sustaining the Plaintiffs' argument that the Company did not have the authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plaintiffs had been receiving under the 1993 Settlement Agreement. In the fourth quarter of 2011, the Court ordered relief for the Plaintiffs in the form of reimbursement of premiums and certain prescription drug expenses paid by participants since the plan change on July 1, 2010. The Company increased postretirement benefits expense by $15 million in connection with this order. Additionally, the Court ordered a reinstatement of the prior benefits that existed before the change on July 1, 2010 that resulted in a plan re-measurement at September 30, 2011. The impact of reinstating the prior benefits included the reversal of

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

the remaining prior service credit of $302 million associated with the July 2010 plan change which had been previously recorded in AOCI and an additional increase in accumulated postretirement benefit obligation ("APBO") of $200 million that was accounted for as an actuarial loss in AOCI. The effect of the re-measurement increased postretirement benefits expense by $9 million in the fourth quarter of 2011.
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
The Early Retiree Reinsurance Program ("ERRP") was created under the PPACA to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, no amounts were collected and deposited into the retiree benefit trust in 2013, compared to $3 million and $10 million in 2012 and 2011, respectively. The amounts collected in 2012 and 2011 were deposited into the retiree benefit trust and accounted for as part of the actual return on assets.
The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$(4)
Amortization of cumulative losses	94	16
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2013 and 2012 were:

	Pension Benefits		Health and Life Insurance Benefits
	2013	2012	2013	2012
Discount rate used to determine present value of benefit obligation at end of year	4.1%	3.2%	4.1%	3.4%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2013, 2012, and 2011 were:

	Pension Benefits			Health and Life Insurance Benefits
	2013	2012	2011	2013	2012	2011
Discount rate(A)	3.2%	4.1%	4.8%	3.4%	4.2%	4.6%
Expected long-term rate of return on plan assets	8.0%	8.3%	8.5%	8.0%	8.3%	8.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 38,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 90% of our other postretirement benefit obligation, is projected to be 8.25% in 2014 and was estimated as 9.20% for 2013. Our projections assume that the rate will decrease to 5% by the year 2018 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$8	$(8)
Effect on postretirement benefit obligation	182	(153)
Plan Assets
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 13, Fair Value Measurements, for a discussion of the fair value hierarchy.
The following describes the methods and significant assumptions used to estimate fair value of the investments:

•
Cash and short-term investments—Valued at cost plus earnings from investments for the period, which approximates fair market value due to the short-term duration. Cash equivalents are valued at net asset value as provided by the administrator of the fund.

•
U.S. Government and agency securities—Valued at the closing price reported on the active market on which the security is traded or valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor's and Telekurs.

•	Corporate debt securities—Valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor's and Telekurs.

•	Common and preferred stock—Valued at the closing price reported on the active market on which the security is traded.

•
Collective trusts, Partnerships/joint venture interests and Hedge funds—Valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

•
Derivatives -Valued monthly for the trustee using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor’s and Telekurs. Valued monthly by the trustee using various providers of derivatives pricing, most notably Numerix, Markit and Super Derivatives.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:
Pension Assets

	2013				2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$107	$—	$—	$107	$85	$—	$—	$85
Equity
U.S. Large Cap	207	—	—	207	463	—	—	463
U.S. Small-Mid Cap	350	—	—	350	271	—	—	271
Canadian	93	—	—	93	108	—	—	108
International	254	—	—	254	186	—	—	186
Emerging Markets	105	—	—	105	101	—	—	101
Equity derivative	—	—	(72)	(72)	—	—	4	4
Fixed Income
Corporate Bonds	—	494	—	494	—	136	—	136
Government Bonds	—	147	—	147	—	547	—	547
Asset Backed Securities	—	8	—	8	—	9	—	9
Mortgage Backed Securities	—	—	—	—	—	1	—	1
Fixed income derivative	—	—	(13)	(13)	—	—	19	19
Collective Trusts and Other
Common and Preferred Stock	—	583	—	583	—	244	—	244
Commodities	—	68	—	68	—	66	—	66
Hedge Funds	—	—	101	101	—	—	92	92
Private Equity	—	—	103	103	—	—	92	92
Exchange Traded Funds	6	—	—	6	—	—	—	—
Mutual Funds	32	—	—	32	36	—	—	36
Real Estate	—	—	1	1	—	—	1	1
Total(A)	$1,154	$1,300	$120	$2,574	$1,250	$1,003	$208	$2,461
______________________

(A)
For both October 31, 2013 and 2012, the totals exclude $8 million of receivables, which are included in the change in plan assets table. In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2013 and 2012, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the years ended October 31, 2013 and 2012:

(in millions)	Hedge Funds	Private Equity	Real Estate	Fixed Income Derivative	Equity Derivatives
Balance at November 1, 2011	$99	$75	$1	$—	$—
Unrealized gains (losses)	(1)	10	—	19	4
Realized gains	4	—	—	—	—
Purchases, issuances, and settlements	(10)	7	—	—	—
Balance at October 31, 2012	$92	$92	$1	$19	$4
Unrealized gains (losses)	8	18	—	(32)	(90)
Realized gains (losses)	1	—	—	4	10
Purchases, issuances, and settlements	—	(7)	—	(4)	4
Balance at October 31, 2013	$101	$103	$1	$(13)	$(72)
Other Postretirement Benefits

	2013				2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$32	$—	$—	$32	$31	$—	$—	$31
Equity
U.S. Large Cap	28	—	—	28	82	—	—	82
U.S. Small-Mid Cap	69	—	—	69	64	—	—	64
Emerging Markets	22	—	—	22	22	—	—	22
International	65	—	—	65	63	—	—	63
Fixed Income
Corporate Bonds	—	52	—	52	—	49	—	49
Government Bonds	—	43	—	43	—	66	—	66
Asset Backed Securities	—	4	—	4	—	4	—	4
Mortgage Backed Securities	—	—	—	—	—	—	—	—
Collective Trusts and Other
Common Stock	—	71	—	71	—	—	—	—
Commodities	—	13	—	13	—	13	—	13
Hedge Funds	—	—	21	21	—	—	19	19
Private Equity	—	—	26	26	—	—	23	23
Total(A)	$216	$183	$47	$446	$262	$132	$42	$436
___________________

(A)	For both October 31, 2013 and 2012, the totals exclude $1 million of receivables, which are included in the change in plan asset table.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the years ended October 31, 2013 and 2012:

(in millions)	Hedge Funds	Private Equity
Balance at November 1, 2011	$25	$19
Unrealized gains (losses)	(2)	2
Realized gains	2	—
Purchases, issuances, and settlements	(6)	2
Balance at October 31, 2012	$19	$23
Unrealized gains (losses)	2	5
Realized gains	—	—
Purchases, issuances, and settlements	—	(2)
Balance at October 31, 2013	$21	$26
The investment strategy of the postretirement pension plans (the "Plans") is based on sound investment practices that emphasize long-term investment fundamentals. The objective of the strategy is to maximize long-term returns consistent with prudent levels of risk. In establishing the investment strategy of the Plans, the following factors were taken into account: (i) the time horizon available for investment, (ii) the nature of the Plan's cash flows and liabilities, and (iii) other factors that affect the Plan's risk tolerance.
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
In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge will provide protection against large equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge positions were restructured in March 2013 by monetizing gains generated by the swaption strategy and using the proceeds to increase the equity protection level to reflect the increase in equity values since the inception of the hedge in February 2012.  The result was that we were able to maintain the equity protection and swaption collar strategies and receive more attractive equity downside protection with no impact on collateral requirements.
In line with the Plans' return objectives and risk parameters, target asset allocations, which were established following a 2009 asset liability study, are approximately 55% equity investments, 30% fixed income investments, 10% alternative investments (commodities, hedge funds and private equity), and 5% cash.
All assets are managed by external investment managers.  Each investment manager is expected to prudently manage the assets in a manner consistent with the investment objectives, guidelines, and constraints outlined in their Investment Management Agreements and the Investment Policy Statement. Managers are not permitted to invest outside of the asset class mandate (e.g., equity, fixed income, alternatives) or strategy for which they are appointed. In July 2013, a portion of the equity portfolio was allocated to index funds.  The areas indexed were the large cap growth and large cap value strategies. Approximately 15% of the Plans' assets were indexed.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2014 through 2018 and the five years ending October 31, 2023 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2014	$321	$126
2015	313	135
2016	305	128
2017	297	120
2018	289	115
2019 through 2023	1,326	532
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $27 million, $41 million, and $33 million in 2013, 2012, and 2011 respectively.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees pursuant to a certain Retiree Supplemental Benefit Program under the 1993 Settlement Agreement ("Supplemental Benefit Program"), is not part of the Company's consolidated financial statements. The assets of the Supplemental Trust arise from three sources: (i) the Company's 1993 contribution to the Supplemental Trust of 25.5 million shares of our Class B common stock, which were subsequently sold by the Supplemental Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company pursuant to a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Profit Sharing Plan"), and (iii) net investment gains on the Supplemental Trust's assets, if any.
The Company's contingent profit sharing obligations under the Supplemental Benefits Profit Sharing Plan will continue until certain funding targets defined by the 1993 Settlement Agreement are met ("Profit Sharing Cessation"). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Supplemental Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Supplemental Trust as necessary to make up for investment and/or actuarial losses. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information, see Note 15, Commitments and Contingencies, for a discussion of pending litigation regarding the Supplemental Benefit Profit Sharing Plan.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes
The domestic and foreign components of Income (loss) from continuing operations before income taxes consist of the following for the years ended October 31:

(in millions)	2013	2012	2011
Domestic	$(1,045)	$(893)	$362
Foreign	71	(218)	73
Income (loss) from continuing operations before income taxes	$(974)	$(1,111)	$435
The components of Income tax benefit (expense) related to continuing operations consist of the following for the years ended October 31:

(in millions)	2013	2012	2011
Current:
Federal	$4	$(2)	$(3)
State and local	(10)	(11)	1
Foreign	(58)	4	(47)
Total current benefit (expense)	(64)	(9)	(49)
Deferred:
Federal	219	(1,841)	1,380
State and local	2	(137)	108
Foreign	14	207	(22)
Total deferred benefit (expense)	235	(1,771)	1,466
Total income tax benefit (expense)	$171	$(1,780)	$1,417
A reconciliation of statutory federal income tax benefit (expense) to recorded Income tax benefit (expense) related to continuing operations is as follows for the years ended October 31:

(in millions)	2013	2012	2011
Federal income tax benefit (expense) at the statutory rate of 35%	$341	$389	$(155)
State income taxes, net of federal benefit	(4)	(6)	(4)
Credits and incentives	—	10	27
Adjustments to valuation allowances	(350)	(2,207)	1,499
Foreign operations	(8)	(17)	(19)
Adjustments to uncertain tax positions	(16)	11	42
Tax expense related to equity components	220	—	—
Non-controlling interest adjustment	19	17	19
Other	(31)	23	8
Recorded income tax benefit (expense)	$171	$(1,780)	$1,417
During the year ended October 31, 2013, we recognized income tax benefit of $171 million, primarily due to recognizing an income tax benefit of $220 million due to the intraperiod tax allocation rules.
During the year ended October 31, 2012, we recognized income tax expense of $2.0 billion for the increase in the valuation allowance on our U.S. deferred tax assets partially offset by a benefit of $189 million from the release of a significant portion of our valuation allowance on our Canadian deferred tax assets.
During the year ended October 31, 2011, we recognized an income tax benefit of $1.5 billion from the release of valuation allowances on our U.S. deferred tax assets, an income tax benefit of $42 million from the resolution of tax audits in various jurisdictions and higher credits due to the reinstatement of research and development credits retroactive to January 1, 2010. In 2012, our effective tax rate differed from the U.S. statutory rate primarily due to the impact of the increase in the allowance on our U.S. deferred tax assets partially offset by the impact of the release of valuation allowances on our Canadian deferred tax assets. In 2011, our effective tax rate differed from the U.S. statutory rate primarily due to the release of valuation allowances on our U.S. deferred tax assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Undistributed earnings of foreign subsidiaries were $482 million at October 31, 2013. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The components of the deferred tax asset (liability) at October 31 are as follows:

(in millions)	2013	2012
Deferred tax assets attributable to:
Employee benefits liabilities	$1,107	$1,419
Net operating loss ("NOL") carry forwards	840	583
Product liability and warranty accruals	546	457
Research and development	26	49
Tax credit carry forwards	259	218
Other	271	285
Gross deferred tax assets	3,049	3,011
Less: Valuation allowances	2,773	2,664
Net deferred tax assets	$276	$347
Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(72)	$(77)
Other	(5)	(54)
Total deferred tax liabilities	$(77)	$(131)
At October 31, 2013, deferred tax assets attributable to NOL carry forwards include $546 million attributable to U.S. federal NOL carry forwards, $117 million attributable to state NOL carry forwards, and $177 million attributable to foreign NOL carry forwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2014 to 2033. Approximately one half of our foreign net operating losses will expire, beginning in 2028, while the balance has no expiration date.
There are $61 million of NOL carry forwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2014 to 2033. Alternative minimum tax credits can be carried forward indefinitely.
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
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In the fourth quarter of 2012 our evaluation resulted in the determination that a significant additional valuation allowance on our U.S. deferred tax assets was required, due in part to our current domestic performance, which include continued fourth quarter deterioration and cumulative losses as of October 31, 2012, risks associated with our strategy for meeting 2010 Environmental Protection Agency ("EPA") emissions standards, and significant fourth quarter warranty charges. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets. For additional discussion on risks associated with our strategy for meeting 2010 EPA emissions standards see section Meeting U.S. Federal and State 2010 Emissions Standards Requirements of Note 15, Commitments and Contingencies.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The total deferred tax asset valuation allowances were $2.8 billion and $2.7 billion at October 31, 2013 and 2012, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2013 and 2012, the amount of liability for uncertain tax positions was $88 million and $90 million, respectively. The liability at October 31, 2013 of $88 million can be reduced by $35 million for offsetting tax benefits associated with the correlative effects of various issues. If the unrecognized tax benefits are recognized, all but $6 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions during the year ended October 31, 2013 are summarized as follows:

(in millions)	2013
Liability for uncertain tax positions at November 1	$90
Increase as a result of positions taken in prior periods	12
Decrease as a result of positions taken in the current period	(10)
Settlements	(3)
Lapse of statute of limitations	(1)
Liability for uncertain tax positions at October 31	$88
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $6 million, benefit of $11 million, and expense of $2 million for the years ended October 31, 2013, 2012, and 2011 respectively.
The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. An exception to that incremental approach is applied when there is a loss from continuing operations and income in another category of earnings (for example, extraordinary items, discontinued operations, other comprehensive income, additional paid in capital, etc.). In that situation, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. In the fourth quarter of 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since we incurred a loss from continuing operations and income was recognized in both Total other comprehensive income (loss) and Additional paid in capital. As a result, the Company recorded income tax benefit of $220 million in Income tax benefit (expense) related to continuing operations, and an offsetting tax expense of $212 million and $8 million in Total other comprehensive income (loss) and Additional paid in capital, respectively. The total income tax provision did not change, and continues to be impacted by the full valuation allowance on our U.S. deferred tax assets. During 2012 and 2011, the Company allocated the tax provision consistent with the intraperiod tax allocation rules, but did not meet the criteria necessary to apply the exception.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We have open tax years back to 2001 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next 12 months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
Subsequent to October 31, 2013, we reached a tax settlement with the state of Alabama. As a result of this settlement, we will record a decrease to uncertain tax positions of approximately $8 million during the first quarter of 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a recurring basis:

	October 31, 2013				October 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$396	$—	$—	$396	$420	$—	$—	$420
Other	434	—	—	434	46	—	—	46
Derivative financial instruments:
Foreign currency contracts	—	4	—	4	—	—	—	—
Interest rate caps	—	1	—	1	—	—	—	—
Total assets	$830	$5	$—	$835	$466	$—	$—	$466
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$—	$—	$—	$—	$4	$—	$4
Guarantees	—	—	6	6	—	—	7	7
Total liabilities	$—	$—	$6	$6	$—	$4	$7	$11
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2013		2012
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(7)	$—	$(6)	$(2)
Transfers out of Level 3	—	—	—	2
Issuances	—	—	(1)	—
Settlements	1	—	—	—
Balance at October 31	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2013	October 31, 2012
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$15	$14
Specific loss reserve	(6)	(9)
Fair value	$9	$5
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

For the purpose of impairment evaluation during the year ended October 31, 2013, the Company measured the fair values of certain long-lived assets, including goodwill and intangible assets. In the fourth quarter of 2013, the Company recorded a non-cash impairment charge for the entire North America truck reporting unit's goodwill balance of $77 million. The impairment charges were included in Asset impairment charges. We utilized the income approach to determine the fair value of these Level 3 assets. In the second quarter of 2013, our North America Truck segment recorded a non-cash charge of $4 million to reflect impairment of goodwill related to the divestiture of Monaco. The impairment charges were included in the Income (loss) from discontinued operations, net of tax. For more information see Note 8, Goodwill and Other Intangible Assets, net.
During the year ended October 31, 2013, certain impaired property and equipment and intangible assets with a carrying amount of $25 million were written down to their fair value of $5 million resulting in an impairment charge of $20 million, which was included in Asset impairment charges. We utilized the market and cost approach to determine the fair value of these Level 3 assets.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$390	$390	$390
Notes receivable	—	—	13	13	14
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	720	720	693
8.25% Senior Notes, due 2021	1,274	—	—	1,274	1,178
3.0% Senior Subordinated Convertible Notes, due 2014(A)	586	—	—	586	544
4.50% Senior Subordinated Convertible Notes, due 2018	—	—	203	203	177
Debt of majority-owned dealerships	—	—	48	48	48
Financing arrangements	—	—	44	44	73
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	229	—	229	225
Promissory Note	—	—	20	20	20
Financed lease obligations	—	—	218	218	218
Other	—	—	36	36	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	775	775	778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	990	990	1,018
Commercial paper, at variable rates, due serially through 2015	21	—	—	21	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	49	49	49

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2012
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$613	$613	$618
Notes receivable	—	—	27	27	27
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2014	—	—	1,047	1,047	991
8.25% Senior Notes, due 2021	899	—	—	899	872
3.0% Senior Subordinated Convertible Notes, due 2014(A)	514	—	—	514	520
Debt of majority-owned dealerships	—	—	60	60	60
Financing arrangements	—	—	102	102	136
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	29	29	30
Other	—	—	67	67	67
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	994	994	994
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2019	—	—	734	734	763
Commercial paper, at variable rates, due serially through 2013	31	—	—	31	31
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	79	79	78
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

14. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In 2009 in connection with the sale of our 2014 Convertible Notes, we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the 2014 Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2013, 2012, and 2011. None of our derivatives qualified for hedge accounting treatment during the years ended October 31, 2013, 2012, and 2011.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at October 31, 2013 and $1 million was provided as collateral at October 31, 2012. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At October 31, 2013 and October 31, 2012, our exposure to the credit risk of others was $5 million and zero, respectively.
Our Financial Services operations may use interest rate swaps or interest rate caps from time to time to manage exposure to fluctuations in interest rates by limiting the amount of fixed rate finance receivables that are funded with variable rate debt. The

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	As of October 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$4	Other current liabilities	$—
Interest rate cap	Other noncurrent assets	1	Other noncurrent liabilities	—
Total fair value		$5		$—

	As of October 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	$—	Other current liabilities	$3
Commodity contracts	Other noncurrent assets	—	Other noncurrent liabilities	2
Total fair value		$—		$5

The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Amount of Loss (Gain) Recognized
(in millions)		2013	2012	2011
Cross currency swaps	Other expense (income), net	$—	$(1)	$8
Foreign currency contracts	Other expense (income), net	(4)	4	(4)
Commodity forward contracts	Costs of products sold	2	8	(14)
Total loss (gain)		$(2)	$11	$(10)
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
The following table presents the outstanding foreign currency contracts as of October 31, 2013 and 2012:

(in millions)	Currency	Notional Amount		Maturity
As of October 31, 2013
Option collar contracts	EUR		€2	October 2013
Forward exchange contract	CAD	C$	90	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
As of October 31, 2012
Option collar contracts	EUR		€25	October 2012 - April 2013
Commodity Forward Contracts
During 2013 and 2012, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of October 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $2 million and outstanding steel contracts with aggregate notional values of $11 million. The commodity forward contracts have maturity dates ranging from October 2013 to December 2013. As of October 31, 2012, we had

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

outstanding diesel fuel contracts with aggregate notional values of $3 million and outstanding steel contracts with aggregate notional values of $61 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of October 31, 2013 and October 31, 2012, the notional amount of our outstanding cross currency swaps was $45 million and $39 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings.
In May 2013, our Mexican Financial Services operation issued $78 million of variable-rate asset-backed securities with a maturity date of May 2018. To protect against the potential of rising interest rates, the terms required the purchase of an interest rate cap with a notional amount of $78 million.
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement we reimburse GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated because receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.4 billion and $1.2 billion of outstanding finance receivables as of October 31, 2013 and October 31, 2012, respectively, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $2.0 billion and $1.6 billion as of October 31, 2013 and October 31, 2012, respectively. Related to certain third-party equipment financings by GE and for which we have accounted for as borrowings, we have recognized equipment leased to others of $197 million and financed lease obligations of $219 million included in our Consolidated Balance Sheets as of October 31, 2013. For more information, see Note 1, Summary of Significant Accounting Policies.
Historically, our losses, representing the entire loss amount, on similar finance receivables, measured as a percentage of the average balance of the related finance receivable, ranged from 0.3% to 2.1%. While under limited circumstances NFC retains the right to originate retail customer financing, we expect retail finance receivables and retail finance revenues will continue to decline as our retail portfolio pays down. Based on our historic experience of losses on similar finance receivables and the nature of the loss sharing arrangement, we do not believe our share of losses related to balances currently outstanding will be material.
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
We also have issued limited residual value guarantees in connection with various leases. The amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2013, the amount of stand-by letters of credit and surety bonds was $115 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

receivables and absorb the credit risk related to these customers. As of October 31, 2013, we have $7 million of unused credit commitments outstanding under this program.
In addition, as of October 31, 2013, we have entered into various purchase commitments of $370 million and contracts that have cancellation fees of $51 million with various expiration dates through 2019.
In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.
The terms of the Ford/Navistar Settlement Agreement of January 9, 2009 (as defined and described below) require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under this settlement agreement would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined. For more information, see Kruse vs. Ford, below.
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
Two sites formerly owned by us: (i) Solar Turbines in San Diego, California, and (ii) the Canton Plant in Canton, Illinois; were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2013. The majority of these accrued liabilities are expected to be paid subsequent to 2014.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a motion to dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. The Company’s motion is currently pending before the Court.  In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2013), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of IIAA, our Brazilian engine manufacturing subsidiary, which was formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$12 million at October 31, 2013). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals has not yet ruled on the special appeal.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis Franco de Toledo and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The parties were notified of the decision in October 2012, to which MWM and Wyeth filed motions for clarification of certain issues, and in December 2012, the Sao Paulo court rejected both motions. In January 2013, Wyeth filed an appeal to the San Paulo court's December 2012 decision, and in April 2013, MWM filed an answer to the appeal. The appeal was rejected by the Court of Appeals on September 10, 2013. Wyeth filed a motion for clarification to the Court of Appeals. The motion was rejected by the Court of Appeals on November 5, 2013.
The parties are currently in settlement discussions in respect to these matters.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty (the "Deloitte Case"). The matters giving rise to the allegations contained in the complaint arose from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company was seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to re-plead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement. As a result of this settlement in 2013, the Company received cash proceeds of $35 million, which was recorded as a gain to Other expense (income), net, in the Company's Consolidated Statements of Operations.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas (the "Court"). The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee (the "Trustee") as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the Trustee filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the Court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Trustee did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Trustee also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the Court denied. The Court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the final judgment and the motion for reconsideration as to Navistar Defense only. The Trustee filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

December 2012, Navistar Defense's motion to dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit.  The Fifth Circuit heard oral arguments on both appeals in November 2013 but has not yet issued a ruling on either appeal.
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
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the California Air Resources Board ("CARB"). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. Beginning in June 2013, the Company has made settlement offers to CARB and remains in discussions regarding this matter.
Based on our assessment of the facts underlying the Notice from CARB, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, we filed a motion to dismiss the consolidated amended complaint.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.
6.4 Liter Diesel Engine Litigation
Plaintiff Steve Darne ("Darne") filed a putative class action lawsuit in May 2013 against Navistar, Inc. and Ford in the United States District Court for the Northern District of Illinois (the "Court"). The complaint seeks to certify a class of United States owners and lessees of Ford vehicles powered by the 6.4L PowerStroke ® engine (and in the alternative purports to certify a class of Illinois owners and lessees) that Navistar, Inc. previously supplied to Ford. Darne alleges that Ford vehicles equipped with a 6.4L engine had numerous design and manufacturing defects and that Navistar, Inc. and Ford knew of such engine problems but failed to disclose them to consumers. Darne asserts claims against Navistar, Inc. based on theories of negligence, deceptive trade practices, consumer fraud, unjust enrichment, and intentional conduct. For relief, Darne seeks compensatory dollar damages sufficient to remedy the alleged defects, compensate the proposed class members for alleged incurred damages, and compensate plaintiff's counsel. Darne also asks the Court to award punitive damages and restitution/disgorgement. In November 2013, Darne filed an amended complaint, only as to Ford. On November 25, 2013, Darne voluntarily dismissed Navistar, Inc. from the case without prejudice. On November 26, 2013, the Court entered an order terminating the case as to Navistar, Inc.
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
Since 2010, certain of our HDD engine families have met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. In June 2012, the United States Circuit Court for the District of Columbia (the "D.C. Circuit Court") ruled that the EPA did not follow the required rulemaking processes and issued an order vacating the Interim Final Rule. The Company, as an intervenor in that action, asked for a rehearing, and in August 2012, the D.C. Circuit Court denied that request. The D.C. Circuit Court's ruling became final on August 24, 2012. Following that decision, some of our competitors filed a lawsuit asking the D.C. Circuit Court to invalidate the emission certificates issued to us under the Interim Final Rule. On October 18, 2013, the D.C. Circuit Court dismissed our competitors' lawsuit seeking to invalidate the emission certificates issued to us under the Interim Final Rule.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA approved the Final Rule for heavy HDD engines in September 2012. The EPA has not approved the Final Rule as to medium HDD engines, for which the Company has emissions credits expected to last into calendar year 2015. After approval of the Final Rule, the maximum NCP per heavy HDD engine was $3,775 for the remainder of 2012, and for 2013, it was adjusted to $4,287. Some of our competitors have challenged the Final Rule in the D.C. Circuit Court and have also filed a lawsuit asking the D.C. Circuit Court to invalidate the model year 2013 emission certificates issued to us under the Final Rule. The D.C. Circuit Court vacated the Final Rule on December 11, 2013. However, the Company did not plan to use the NCP rule to certify engines in model year 2014. The D.C Circuit Court has not yet ruled on the challenge of the 2013 Emissions certificate, and it cannot be assured that the D.C Circuit Court will rule in our favor.
In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, in December 2012 we began phasing in the Cummins 15L as a part of our North American on-highway truck line-up. In September 2013, we announced the offering of the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses. Initial production of DuraStar® and CE Series school buses, with the Cummins ISB, is scheduled to begin during our first quarter of 2014.
In April 2013, we received EPA emissions certification for certain of our high-volume 13L SCR engines. Also in April 2013, we received OBD certification for all current applications.
In the years ended October 31, 2013 and 2012, the North America Truck segment recorded charges totaling $36 million and $34 million, respectively, for NCPs for certain engine sales that did not otherwise comply with emissions standards.
As a result of the dismissal of the case noted above and not using the NCP rule to certify engines on a going forward basis, we do not believe this issue will have a material impact on our future consolidated financial condition, results of operation or cashflow.
16. Segment Reporting
Beginning in 2012, we renewed our focus on our primary markets, which are North American Class 6 through 8 trucks and buses, and realigned the Company around a more functionally-oriented structure in order to reduce overhead expenses and other costs. We implemented a ROIC methodology decision framework to assist with the evaluation of our portfolio of assets and individual businesses to validate their strategic and financial fit. This effort is ongoing and may lead to divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations.
In 2013, we continued our ongoing efforts to realign our management structure around the functional expertise needed to execute our core North American strategy. We believe these realignments, among other things, will result in better execution of our strategies, streamline the decision making process, create better alignment towards a common objective, and reduce our operating costs. In the fourth quarter of 2013, we completed certain changes to our organizational and reporting structures that reflect how our new Chief Operating Decision Maker ("CODM") assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we determined our reporting segments consist of: North America Truck, North America Parts, Global Operations, and Financial Services.
The following is a description of our four reporting segments:

•
Our North America Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, along with production of engines under the MaxxForce brand name, in the North America markets that include sales in the U.S., Canada, and Mexico. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our North America Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2013, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

•
Our Global Operations segment includes businesses that derive their revenue from outside our core North America markets and primarily consists of the IIAA (formerly MWM) engine and truck operations in Brazil and our export truck and parts businesses. The IIAA engine operations produce diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the North America Truck and North America Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

•	The costs of profit sharing and annual incentive compensation for the Manufacturing operations are included in corporate expenses.

•	Interest expense and interest income for the Manufacturing operations are reported in corporate expenses.

•
The Financial Services segment provides financing services to our Manufacturing operations, as well as finances certain sales to our dealers in North America, which include an interest-free period that varies in length, that are subsidized by our North America Truck and North America Parts segments. Certain retail sales financed by the Financial Services segment, primarily NFC, require the Manufacturing operations, primarily the North America Truck segment, to share a portion of any credit losses.

•
We allocate "access fees" to the North America Parts segment from the North America Truck segment for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the North America Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•
In 2011, as a result of higher costs of borrowings, the Financial Services segment charged the Manufacturing operations certain fees and interest rates for its funding services. Effective with the third quarter of 2011, with improvements in its cost of borrowings, the Financial Services segment reduced some of these fees and interest rates through an amendment to the Company's master intercompany agreement. Effective with the fourth quarter of 2011, the Company's master intercompany agreement was again amended to provide for the Financial Services segment to reimburse the Manufacturing operations for fees and financing revenue when the Financial Services segment exceeds a minimum interest coverage ratio. As a result of the amendment, in the fourth quarter of 2011 the Financial Services segment reimbursed the Manufacturing operations $11 million of financing fees and revenues. Effective with the first quarter of 2012, the Company's master intercompany agreement was again amended to eliminate these intercompany fees.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.
Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of Monaco as discontinued operations in the Company's Consolidated statements of operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The selected financial information has been restated to reflect this change, as well as the change in our reporting segments.
The following tables present selected financial information for our reporting segments:

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2013
External sales and revenues, net	$6,312	$2,558	$1,747	$158	$—	$10,775
Intersegment sales and revenues	486	57	78	75	(696)	—
Total sales and revenues, net	$6,798	$2,615	$1,825	$233	$(696)	$10,775
Income (loss) from continuing operations attributable to NIC, net of tax	$(902)	$476	$(6)	$81	$(506)	$(857)
Income tax benefit	—	—	—	—	171	171
Segment profit (loss)	$(902)	$476	$(6)	$81	$(677)	$(1,028)
Depreciation and amortization	$305	$17	$32	$40	$23	$417
Interest expense	—	—	—	70	251	321
Equity in income (loss) of non-consolidated affiliates	10	6	(5)	—	—	11
Capital expenditures(B)	142	2	9	2	12	167

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2012
External sales and revenues, net	$7,946	$2,497	$2,084	$168	$—	$12,695
Intersegment sales and revenues	442	124	126	91	(783)	—
Total sales and revenues, net	$8,388	$2,621	$2,210	$259	$(783)	$12,695
Income (loss) from continuing operations attributable to NIC, net of tax	$(736)	$343	$(168)	$91	$(2,469)	$(2,939)
Income tax expense	—	—	—	—	(1,780)	(1,780)
Segment profit (loss)	$(736)	$343	$(168)	$91	$(689)	$(1,159)
Depreciation and amortization	$216	$16	$36	$33	$22	$323
Interest expense	—	—	—	88	171	259
Equity in income (loss) of non-consolidated affiliates	(1)	5	(33)	—	—	(29)
Capital expenditures(B)	173	21	50	3	62	309

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2011
External sales and revenues, net	$8,591	$2,562	$2,288	$200	$—	$13,641
Intersegment sales and revenues	572	178	142	91	(983)	—
Total sales and revenues, net	$9,163	$2,740	$2,430	$291	$(983)	$13,641
Income from continuing operations attributable to NIC, net of tax	$344	$397	$72	$129	$855	$1,797
Income tax benefit	—	—	—	—	1,417	1,417
Segment profit (loss)	$344	$397	$72	$129	$(562)	$380
Depreciation and amortization	$230	$16	$34	$28	$20	$328
Interest expense	—	—	—	109	138	247
Equity in income (loss) of non-consolidated affiliates	—	5	(76)	—	—	(71)
Capital expenditures(B)	171	19	84	2	153	429

(in millions)	North America Truck(C)	North America Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2013	$2,250	$716	$1,162	$2,355	$1,832	$8,315
October 31, 2012	2,481	782	1,333	2,563	1,943	9,102
October 31, 2011	2,828	804	1,657	3,580	3,422	12,291
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $181 million, $254 million, and $285 million for 2013, 2012, and 2011, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(C)	The segment assets as of October 31, 2012 includes amounts related to discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures.
Sales of vehicles and service parts to the U.S. government were 13% of consolidated sales and revenues for the year ended October 31, 2011. No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2013 and 2012. Sales of vehicles and service parts to the U.S. government are reported in our North America Truck and North America Parts segments, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Sales and revenues to external customers classified by significant products and services for the years ended October 31, 2013, 2012, and 2011 were as follows:

(in millions)	2013	2012	2011
Sales and revenues:
Trucks	$6,738	$8,705	$9,312
Parts	2,906	2,886	2,901
Engines	973	936	1,228
Financial Services	158	168	200
Information concerning principal geographic areas for the years ended October 31, 2013, 2012, and 2011 were as follows:

(in millions)	2013	2012	2011
Sales and revenues:
United States	$7,122	$8,822	$9,329
Canada	791	949	1,071
Mexico	694	728	1,002
Brazil	1,121	1,066	1,190
Other	1,047	1,130	1,049

(in millions)	2013	2012
Long-lived assets:(A)
United States	$1,467	$1,519
Canada	26	28
Mexico	157	94
Brazil	376	445
Other	37	25
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.
17. Stockholders' Deficit
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. In July 2013, the Rights Plan was amended to increase the level of beneficial ownership of the Company’s common stock to less than 20% of outstanding common stock of the Company and to exclude persons who beneficially owned less than 20% of outstanding common stock at the time of announcement of entry into the Rights Plan. Pursuant to the Rights Plan, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles the holder to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquires beneficial ownership of 20% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable, and upon payment of the exercise price of $140.00, the holder of the right will receive that number of shares of common stock of the Company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 20% or more of the Company's common stock. Additionally, the July 2013 amendment extended the expiration date of the Rights Plan to June 18, 2015.
Preferred and Preference Stocks
NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. In June 2012, the Company filed (i) a Certificate of Elimination to its Restated Certificate of Incorporation, eliminating the series of 110,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, that had been authorized in 2007, but unissued, in connection with a prior stockholder rights plan and (ii) a Certificate of Designation to its Restated Certificate of Incorporation creating a series of 220,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, authorized in connection with the adoption of the

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Rights Plan. The Junior Participating Preferred Stock, Series A authorized in June 2012 shall have the voting and such other rights, powers and preferences as provided for in the Certificate of Designation.
NIC has authorized 10 million shares of preference stock with a par value of $1.00 per share. Currently, Series B Nonconvertible Junior Preference Stock ("Series B") and Series D Convertible Junior Preference Stock ("Series D") are outstanding.
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2013 and 2012, there was one share of Series B Preference stock authorized and outstanding.
As of October 31, 2013 and 2012, there were 120,096 and 126,403 shares, respectively, of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.
Common Stock
At October 31, 2013, the Company's amount of authorized shares of Common Stock was 220 million, with a par value of $0.10 per share. At October 31, 2013 and 2012, the Company had 80.5 million shares and 79.3 million shares, respectively, of common stock outstanding, net of common stock held in treasury.
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
Additional Paid in Capital
In connection with the sale of the 2014 Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby the Company sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
In accounting for the issuance of the 2018 Convertible Notes, a debt component and an equity component were separated resulting in the debt component being recorded at its estimated fair value without consideration given to the conversion feature. We estimated the fair value of the liability component at $177 million. The resulting equity component of $22 million, net of $1 million of discount, was recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs were also allocated between the debt and equity components resulting in an immaterial amount being recorded as a reduction in Additional paid in capital.
For more information on our 2014 Convertible Notes and 2018 Convertible Notes, see Note 10, Debt, for further discussion.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of October 31:

(in millions)	2013	2012	2011
Defined benefit plans	$(1,749)	$(2,302)	$(2,045)
Foreign currency translation adjustments	(75)	(23)	101
Accumulated other comprehensive loss	$(1,824)	$(2,325)	$(1,944)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Certain debt instruments, including our Senior Notes indentures, our Loan Agreement with regard to the Tax Exempt Bonds, our Amended Term Loan Credit Facility, and our Amended and Restated Asset-Based Credit Facility, contain terms that include various financial covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
18. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted loss per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

(in millions, except per share data)	2013	2012	2011
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(857)	$(2,939)	$1,797
Loss from discontinued operations, net of tax	(41)	(71)	(74)
Net income (loss)	$(898)	$(3,010)	$1,723

Denominator:
Weighted average shares outstanding:
Basic	80.4	69.1	72.8
Effect of dilutive securities	—	—	3.3
Diluted	80.4	69.1	76.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(10.66)	$(42.53)	$24.68
Discontinued operations	(0.51)	(1.03)	(1.02)
Net income (loss)	$(11.17)	$(43.56)	$23.66
Diluted:
Continuing operations	$(10.66)	$(42.53)	$23.61
Discontinued operations	(0.51)	(1.03)	(0.97)
Net income (loss)	$(11.17)	$(43.56)	$22.64
The conversion rate on our 2014 Convertible Notes is 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

exercise price of $60.14 per share. The 2014 Convertible Notes and warrants are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively.
We also purchased call options in connection with the sale of the 2014 Convertible Notes, covering 11.3 million shares at an exercise price of $50.27 per share, which are intended to minimize share dilution associated with the 2014 Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the 2014 Convertible Notes for determining diluted earnings per share as they are anti-dilutive.
The conversion rate on our 2018 Convertible Notes is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $58.40.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the years ended October 31, 2013 and 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2013 and 2012, the aggregate shares not included were 29.9 million and 28.5 million, respectively, of which 11.3 million shares were related to the warrants and 11.3 million shares were related to the 2014 Convertible Notes, as well as for the year ended October 31, 2013, 0.9 million shares were related to the 2018 Convertible Notes.
For the year ended October 31, 2011, the aggregate shares not included in the computation of earnings per share, as they would have been anti-dilutive, were 0.9 million. Additionally, the computation of earnings per share for the year ended October 31, 2011 did not include any impact of the forward contract related to the ASR program as it would have been anti-dilutive.
19. Stock-based Compensation Plans
2013 Performance Incentive Plan
The 2013 Performance Incentive Plan ("2013 PIP") was approved by the Board of Directors and subsequently by the stockholders on February 19, 2013. The 2013 PIP provides for the grant of annual cash incentive awards to all employees (including the Company’s executive officers), and stock options, restricted stock or stock unit awards, stock appreciation rights and other stock-based awards to all employees (including the Company’s executive officers), any consultants of the Company and its subsidiaries, and all non-employee directors serving on the Company’s Board of Directors. The awards granted under the 2013 PIP are established by our Board of Directors or a committee thereof at the time of issuance.
The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, or under the Company’s 2004 Performance Incentive Plan, the Navistar 1994 Performance Incentive Plan, the Navistar 1998 Supplemental Stock Plan, or our 1998 Non-Employee Director Stock Option Plan (collectively, the "Existing Plans"), that is cancelled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2013, 997,887 shares remain available for issuance under the 2013 PIP.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units ("DSUs"), which vest immediately. There were 11,819 DSUs outstanding as of October 31, 2013. Premium share units ("PSUs") may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest annually, pro rata over three years. There were 76,698 PSUs outstanding as of October 31, 2013. Each vested DSU

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2013, PSUs and DSUs awarded under this program were issued under the 2013 PIP. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2013, 40,555 deferred shares were outstanding under the Deferred Fee Plan. The Deferred Fee Plan was amended and restated effective November 1, 2013 on a going forward basis.

In August 2012, we also granted 500,000 non-qualified stock options to Lewis B. Campbell upon his appointment as Executive Chairman and CEO of the Company. These stock options were awarded pursuant to NYSE inducement grant rules.
Stock Options
A stock option is the right to purchase a specified number of shares of common stock at a specified exercise price. Primarily, stock options are awarded with an exercise price equal to the fair market value of our common stock on the date of grant. The stock options granted prior to December 2009 generally have a ten-year contractual life. Starting with the December 2009 stock option grants, the Company granted awards with a seven-year contractual life. Stock Options are valued using the Black-Scholes option pricing model and vest over a three-year period.
The following table summarizes stock option activity for the years ended October 31:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	5,636	$37.89	4,500	$39.65	4,911	$33.81
Granted	926	31.64	1,289	31.69	1,069	60.32
Exercised	(451)	26.16	(71)	27.66	(1,440)	34.87
Forfeited/expired	(1,111)	37.24	(82)	44.66	(40)	47.06
Options outstanding, at end of year	5,000	37.94	5,636	37.89	4,500	39.65
Options exercisable, at end of year	3,468	38.22	3,672	36.96	3,064	36.07
The following table summarizes information about stock options outstanding at October 31, 2013:

	Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.81	1,727	4.2	$23.24	$18.4
$ 31.82 - $ 40.92	1,788	3.8	37.68	0.2
$ 40.93 - $ 69.91	1,485	2.2	52.24	—
The following table summarizes information about stock options exercisable at October 31, 2013:

	Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.81	1,122	3.8	$23.59	$14.1
$ 31.82 - $ 40.92	1,086	2.6	38.48	0.1
$ 40.93 - $ 69.91	1,260	1.9	51.02	—

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average grant date fair value of options granted during the years ended October 31, 2013, 2012, and 2011 was $14.01, $14.73, and $24.54, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2013, 2012, and 2011 was $4 million, $1 million, and $38 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. The following table summarizes the annual weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.8%	0.8%	2.0%
Dividend yield	—%	—%	—%
Expected volatility	54.7%	55.6%	45.9%
Expected life (in years)	5.1	4.8	4.8
The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company's history of not paying a dividend to any class of stock and future expectations. Expected volatility is based on a blend of our historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life in years for all grants as a group is then calculated for each year.
Restricted Stock
Restricted stock is common stock that is subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock is issued and valued based on the fair value of the common stock at grant date. Restricted stock generally vests over a three-year period. The following table summarizes restricted stock activity for the years ended October 31:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	41	$24.13	—	$—	10	$35.81
Granted	2	34.19	44	25.06	1	69.75
Vested	(2)	34.19	(3)	40.76	(10)	39.76
Forfeited	—	—		—	(1)	35.81
Nonvested, at end of year	41	24.13	41	24.13	—	—
The aggregate grant date fair value of restricted stock vested during the years ended October 31, 2013, 2012, and 2011 was $0.1 million, $0.1 million, and $0.4 million, respectively.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive shares of common stock ("share-settled RSUs") or cash ("cash-settled RSUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Share and cash-settled RSUs are valued based on the fair value of the common stock at grant date. There are 48,500 RSUs that can be settled either by cash or shares at the Company's discretion. The cash or share-settled RSUs have been classified as share-settled RSUs below. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settlement and vest over a three-year period.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes RSU activity for the years ended October 31:

	Share-Settled Restricted Stock Units
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	77	$45.93	162	$35.54	449	$45.42
Granted	316	28.13	6	42.19	42	53.72
Vested	(26)	35.84	(90)	27.22	(323)	51.33
Forfeited	(68)	39.13	(1)	33.97	(6)	48.35
Nonvested, at end of year	299	29.54	77	45.93	162	35.54

	Cash-Settled Restricted Stock Units
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	463	$43.20	393	$48.80	275	$35.81
Granted	3	27.24	285	37.10	225	59.25
Vested	(215)	42.71	(158)	46.18	(90)	35.81
Forfeited	(57)	42.46	(57)	43.58	(17)	46.53
Nonvested, at end of year	194	43.74	463	43.20	393	48.80
The aggregate grant date fair value of restricted stock units vested during the years ended October 31, 2013, 2012, and 2011 was $10 million, $10 million, and $20 million, respectively.
Cash-settled Performance-based Stock Units
Cash settled performance-based stock units represent the right to receive the cash value of one share of common stock provided that performance measures are achieved. A stock unit will be determined by comparing the Company's total shareholder return for a pre-determined period to the Company's percentile ranking when compared to its peer group. Cash-settled performance-based stock units are valued using a Monte Carlo simulation. Cash-settled performance-based stock units are classified as liabilities and are remeasured at each reporting date until settlement and vest over a three or five-year period, if performance measures are met. The following table summarizes cash-settled performance-based stock unit activity for the years ended October 31:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	314	$68.03	161	$84.75	—	$—
Granted	—	—	153	50.52	161	84.75
Vested	—	—	—	—	—	—
Forfeited	(142)	66.09	—	—	—	—
Nonvested, at end of year	172	69.64	314	68.03	161	84.75
The following table summarizes the annual assumptions used in the calculation of the fair value:

	2012	2011
Risk-free interest rate	0.8%	2.0%
Dividend yield	—%	—%
Expected volatility	52.3%	47.3%
The risk-free rate is based on the rate on zero-coupon governmental bonds with a term commensurate with the remaining performance period at grant date. A dividend yield assumption of 0% is used based on the Company's history of not paying

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

dividends to any class of stock and future expectations. Expected volatility is based on a blend of the implied volatility of traded call options in our stock and the historical volatility of our daily stock prices.
No cash-settled performance-based stock units were granted during the year ended October 31, 2013. No cash-settled performance shares vested during the years ended October 31, 2013, 2012, and 2011.
Performance-based Stock Options
Performance-based stock options represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market and performance conditions. Performance-based stock options with service and performance conditions are valued using the Black-Scholes option pricing model and vest over a three-year period. Performance -based stock options with service and market conditions are valued using a Monte Carlo simulation and vest over a three-year period. Performance-based stock options have a seven-year contractual life, if conditions are met.
The following table summarizes the performance-based stock options activity for the year ended October 31, 2013:

	Service and Performance		Service and Market
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding, at October 31, 2012	—	$—	—	$—
Granted	299	34.47	917	27.24
Exercised	—	—	—	—
Forfeited	—	—	(158)	27.24
Options outstanding, at October 31, 2013	299	34.47	759	27.24
Options exercisable, at October 31, 2013	—	—	—	—
The performance-based stock options subject to service and performance conditions have a weighted average grant date fair value per share of $14.01. We estimated the fair value of each performance-based stock option granted on the date of grant using a Black-Scholes option pricing model. The 0.70% risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company's history of not paying a dividend to any class of stock and future expectations. Expected volatility of 54.05% was based on a blend of our historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life for all grants as a group was calculated at 5.1 years.
The following table summarizes the assumptions used in the calculation of the fair value using a Monte Carlo simulation for the performance-based stock options with service and market conditions:

2013
Risk-free interest rate	0.90%
Dividend yield	—%
Expected volatility	55.39%
Expected life (in years)	5
Monte Carlo Simulation Fair Value	$12.41
Performance-based Stock Units
Performance-based stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of service and performance conditions. Performance-based stock units with service and performance conditions are valued based on the fair value of the common stock at grant date and vest over a three-year period, if conditions are met.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes performance-based stock units activity for the year ended October 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at October 31, 2012	—	$—
Granted	762	28.19
Vested	—	—
Forfeited	(110)	27.24
Nonvested at October 31, 2013	652	28.35
No performance-based stock units vested during the year ended October 31, 2013.
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2013, 2012, and 2011 was $24 million, $19 million and $36 million, respectively. The Company records share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period. Share-based compensation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2013, there was $49 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately 2.2 years.
The Company received cash of $12 million, $2 million, and $40 million during the years ended October 31, 2013, 2012, and 2011, respectively, related to stock awards exercised. The Company used cash of $5 million, $6 million and $5 million during the years ended October 31, 2013, 2012, and 2011, respectively, to settle cash-settled RSUs. The Company did not realize any tax benefit from stock awards exercised for 2013, 2012, or 2011.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

20. Supplemental Cash Flow Information
The following table provides additional information about the Company's Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012, and 2011:

(in millions)	2013	2012	2011
Equity in income of affiliated companies, net of dividends
Equity in loss (income) of non-consolidated affiliates	$(11)	$29	$71
Dividends from non-consolidated affiliates	13	7	4
Equity in loss of non-consolidated affiliates, net of dividends	$2	$36	$75
Other non-cash operating activities
Loss on sales of affiliates	$—	$3	$—
Gain on increased equity interest in subsidiary	—	—	(6)
Loss on sale of property and equipment	5	4	2
Gain on sale and impairment of repossessed collateral	—	—	(1)
Gain on settlement of financing arrangement	—	—	(10)
Income from operating leases	(75)	—	—
Other non-cash operating activities	$(70)	$7	$(15)
Changes in other assets and liabilities
Other current assets	$6	$1	$(28)
Other noncurrent assets	(46)	16	(32)
Other current liabilities	144	198	130
Postretirement benefits liabilities	(58)	(79)	9
Other noncurrent liabilities	190	292	94
Other, net	4	(8)	(9)
Changes in other assets and liabilities	$240	$420	$164
Cash paid during the year
Interest, net of amounts capitalized	$237	$195	$208
Income taxes, net of refunds	(6)	51	9
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$—	$58	$—
Transfers (to)/from inventories (from)/to property and equipment for leases to others	(10)	37	9
21. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2013, 2012, and 2011, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the years ended October 31, 2013, 2012, and 2011, and condensed consolidating statements of cash flows for the years ended October 31, 2013, 2012, and 2011. Beginning in the first quarter of 2013, the Company began reporting the operating results of WCC and certain operating results of the Monaco business as discontinued operations. For more information, see Note 2, Discontinued Operations and Other Divestitures. The 2012 and 2011 condensed consolidating statements of operations have been recast to reflect this change.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2013
Sales and revenues, net	$—	$6,426	$8,979	$(4,630)	$10,775
Costs of products sold	—	6,629	7,720	(4,588)	9,761
Restructuring charges	—	15	10	—	25
Asset impairment charges	—	81	16	—	97
All other operating expenses (income)	(208)	1,180	659	246	1,877
Total costs and expenses	(208)	7,905	8,405	(4,342)	11,760
Equity in income (loss) of affiliates	(1,108)	161	4	954	11
Income (loss) before income taxes	(900)	(1,318)	578	666	(974)
Income tax benefit (expense)	2	244	(75)	—	171
Earnings (loss) from continuing operations	(898)	(1,074)	503	666	(803)
Loss from discontinued operations, net of tax	—	—	(41)	—	(41)
Net income (loss)	(898)	(1,074)	462	666	(844)
Less: Net income attributable to non-controlling interests	—	—	54	—	54
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2013
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)
Other comprehensive income (loss):
Foreign currency translation adjustment	(51)	—	(51)	51	(51)
Defined benefit plans (net of tax of $(21), $5, $(26), $21, and $(21), respectively)	552	687	74	(761)	552
Total other comprehensive income (loss)	501	687	23	(710)	501
Total comprehensive income (loss) attributable to Navistar International Corporation	$(397)	$(387)	$431	$(44)	$(397)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of October 31, 2013
Assets
Cash and cash equivalents	$336	$72	$347	$—	$755
Marketable securities	581	1	248	—	830
Restricted cash	23	3	65	—	91
Finance and other receivables, net	3	148	2,561	(11)	2,701
Inventories	—	621	608	(19)	1,210
Investments in non-consolidated affiliates	(6,123)	6,600	73	(473)	77
Property and equipment, net	—	937	807	(3)	1,741
Goodwill	—	—	184	—	184
Deferred taxes, net	—	13	219	(1)	231
Other	36	156	304	(1)	495
Total assets	$(5,144)	$8,551	$5,416	$(508)	$8,315
Liabilities and stockholders’ equity (deficit)
Debt	$2,125	$1,002	$1,960	$(2)	$5,085
Postretirement benefits liabilities	—	2,407	245	—	2,652
Amounts due to (from) affiliates	(6,988)	10,846	(3,932)	74	—
Other liabilities	3,362	646	250	(79)	4,179
Total liabilities	(1,501)	14,901	(1,477)	(7)	11,916
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,647)	(6,350)	6,849	(501)	(3,649)
Total liabilities and stockholders’ equity (deficit)	$(5,144)	$8,551	$5,416	$(508)	$8,315

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2013
Net cash provided by (used in) operations	$(669)	$(355)	$401	$723	$100
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	5	65	—	70
Net sales of marketable securities	(267)	—	(97)	—	(364)
Capital expenditures and purchase of equipment leased to others	—	(422)	(177)	—	(599)
Other investing activities	—	87	(4)	—	83
Net cash used in investment activities	(267)	(330)	(213)	—	(810)
Cash flows from financing activities
Net borrowings (repayments) of debt	540	409	(40)	(793)	116
Other financing activities	30	293	(116)	70	277
Net cash provided by (used in) financing activities	570	702	(156)	(723)	393
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
Increase in cash and cash equivalents	(366)	17	17	—	(332)
Cash and cash equivalents at beginning of the year	702	55	330	—	1,087
Cash and cash equivalents at end of the year	$336	$72	$347	$—	$755

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2012
Sales and revenues, net	$—	$7,924	$11,413	$(6,642)	$12,695
Costs of products sold	—	8,188	9,798	(6,585)	11,401
Restructuring charges	—	86	21	—	107
Asset impairment charges	—	2	14	—	16
All other operating expenses (income)	(249)	1,297	968	237	2,253
Total costs and expenses	(249)	9,573	10,801	(6,348)	13,777
Equity in income (loss) of affiliates	(3,258)	536	(34)	2,727	(29)
Income (loss) before income taxes	(3,009)	(1,113)	578	2,433	(1,111)
Income tax benefit (expense)	(1)	(1,987)	209	(1)	(1,780)
Earnings (loss) from continuing operations	(3,010)	(3,100)	787	2,432	(2,891)
Loss from discontinued operations, net of tax	—	—	(71)	—	(71)
Net income (loss)	(3,010)	(3,100)	716	2,432	(2,962)
Less: Net income attributable to non-controlling interests	—	—	48	—	48
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2012
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	(125)	—	(125)	125	(125)
Defined benefit plans (net of tax of $14, $0, $14, $(14), and $14, respectively)	(256)	(225)	(31)	256	(256)
Total other comprehensive income (loss)	(381)	(225)	(156)	381	(381)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(3,391)	$(3,325)	$512	$2,813	$(3,391)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Balance Sheet as of October 31, 2012
Assets
Cash and cash equivalents	$702	$55	$330	$—	$1,087
Marketable securities	314	—	152	—	466
Restricted cash	24	8	129	—	161
Finance and other receivables, net	5	128	2,859	—	2,992
Inventories	—	691	885	(39)	1,537
Investments in non-consolidated affiliates	(5,616)	6,454	54	(830)	62
Property and equipment, net	—	790	874	(4)	1,660
Goodwill	—	—	280	—	280
Deferred taxes, net	9	11	243	—	263
Other	83	177	335	(1)	594
Total assets	$(4,479)	$8,314	$6,141	$(874)	$9,102
Liabilities and stockholders’ equity (deficit)
Debt	$1,617	$1,162	$1,997	$(5)	$4,771
Postretirement benefits liabilities	—	3,144	367	—	3,511
Amounts due to (from) affiliates	(5,863)	9,522	(3,743)	84	—
Other liabilities	3,072	337	748	(77)	4,080
Total liabilities	(1,174)	14,165	(631)	2	12,362
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	45	—	45
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,310)	(5,851)	6,727	(876)	(3,310)
Total liabilities and stockholders’ equity (deficit)	$(4,479)	$8,314	$6,141	$(874)	$9,102

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2012
Net cash provided by (used in) operations	$350	$(183)	$901	$(458)	$610
Cash flows from investment activities
Net change in restricted cash and cash equivalents	(4)	1	168	—	165
Net sales of marketable securities	115	—	137	—	252
Capital expenditures and purchase of equipment leased to others	—	(213)	(157)	—	(370)
Other investing activities	—	(157)	108	—	(49)
Net cash provided by (used in) investment activities	111	(369)	256	—	(2)
Cash flows from financing activities
Net borrowings (repayments) of debt	171	594	(1,245)	549	69
Other financing activities	(156)	—	115	(91)	(132)
Net cash provided by (used in) financing activities	15	594	(1,130)	458	(63)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Increase in cash and cash equivalents	476	42	30	—	548
Cash and cash equivalents at beginning of the year	226	13	300	—	539
Cash and cash equivalents at end of the year	$702	$55	$330	$—	$1,087

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2011
Sales and revenues, net	$—	$8,319	$12,885	$(7,563)	$13,641
Costs of products sold	—	7,775	10,649	(7,487)	10,937
Restructuring charges	—	33	49	—	82
Asset impairment charges	—	—	13	—	13
All other operating expenses (income)	79	1,263	856	(95)	2,103
Total costs and expenses	79	9,071	11,567	(7,582)	13,135
Equity in income (loss) of affiliates	1,759	462	(37)	(2,255)	(71)
Income (loss) before income taxes	1,680	(290)	1,281	(2,236)	435
Income tax benefit (expense)	43	1,937	(552)	(11)	1,417
Earnings (loss) from continuing operations	1,723	1,647	729	(2,247)	1,852
Loss from discontinued operations, net of tax	—	—	(74)	—	(74)
Net income (loss)	1,723	1,647	655	(2,247)	1,778
Less: Net income attributable to non-controlling interests	—	—	55	—	55
Net income (loss) attributable to Navistar International Corporation	$1,723	$1,647	$600	$(2,247)	$1,723

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2011
Net income (loss) attributable to Navistar International Corporation	$1,723	$1,647	$600	$(2,247)	$1,723
Other comprehensive income (loss):
Foreign currency translation adjustment	(19)	—	(11)	11	(19)
Defined benefit plans (net of tax of $430, $421, $9, $(430), and $430, respectively)	(729)	(725)	(4)	729	(729)
Total other comprehensive income (loss)	(748)	(725)	(15)	740	(748)
Total comprehensive income (loss) attributable to Navistar International Corporation	$975	$922	$585	$(1,507)	$975

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2011
Net cash provided by (used in) operations	$(44)	$(66)	$556	$434	$880
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	(147)	—	(147)
Net purchases of marketable securities	(55)	—	(77)	—	(132)
Capital expenditures and purchase of equipment leased to others	—	(264)	(236)	—	(500)
Other investing activities	—	(12)	(32)	—	(44)
Net cash used in investment activities	(55)	(276)	(492)	—	(823)
Cash flows from financing activities
Net borrowings (repayments) of debt	91	333	48	(434)	38
Other financing activities	(5)	—	(133)	—	(138)
Net cash provided by (used in) financing activities	86	333	(85)	(434)	(100)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	(13)	(9)	(24)	—	(46)
Cash and cash equivalents at beginning of the year	239	22	324	—	585
Cash and cash equivalents at end of the year	$226	$13	$300	$—	$539
22. Selected Quarterly Financial Data (Unaudited)
The following tables provides our Quarterly Condensed Consolidated Statements of Operations and Financial Data:

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2013	2012	2013	2012
Sales and revenues, net	$2,637	$3,009	$2,526	$3,261
Manufacturing gross margin(A)(B)	312	315	124	318
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax(C)	$(114)	$(144)	$(353)	$(138)
Loss from discontinued operations, net of tax	(9)	(9)	(21)	(34)
Net loss	$(123)	$(153)	$(374)	$(172)
Loss per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(1.42)	$(2.06)	$(4.39)	$(2.01)
Discontinued operations	(0.11)	(0.13)	(0.26)	(0.49)
	$(1.53)	$(2.19)	$(4.65)	$(2.50)
Diluted:
Continuing operations	$(1.42)	$(2.06)	$(4.39)	$(2.01)
Discontinued operations	(0.11)	(0.13)	(0.26)	(0.49)
	$(1.53)	$(2.19)	$(4.65)	$(2.50)
Market price range-common stock:
High	$26.90	$45.44	$37.65	$48.18
Low	18.78	33.74	23.25	32.68

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2013	2012	2013	2012
Sales and revenues, net	$2,861	$3,246	$2,751	$3,179
Manufacturing gross margin(A)(B)	273	404	147	89
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax(C)	$(237)	$80	$(153)	$(2,737)
Income (loss) from discontinued operations, net of tax	(10)	4	(1)	(32)
Net income (loss)	$(247)	$84	$(154)	$(2,769)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(2.94)	$1.16	$(1.90)	$(39.67)
Discontinued operations	(0.12)	0.06	(0.01)	(0.46)
	$(3.06)	$1.22	$(1.91)	$(40.13)
Diluted:
Continuing operations	$(2.94)	$1.16	$(1.90)	$(39.67)
Discontinued operations	(0.12)	0.06	(0.01)	(0.46)
	$(3.06)	$1.22	$(1.91)	$(40.13)
Market price range-common stock:
High	$38.81	$35.25	$39.79	$26.48
Low	25.56	20.21	31.88	18.17
_________________________

(A)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.

(B)
We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the fourth quarter of 2013 and 2012, we recorded adjustments for changes in estimates of $152 million and $149 million, respectively.

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

(C)
In the fourth quarter of 2012, we determined that an additional valuation allowance on our U.S. deferred tax assets was required, due in part to our current domestic performance, which include continued fourth quarter deterioration and cumulative losses as of October 31, 2012 which included fourth quarter warranty charges. As a result we recognized income tax expense of $2 billion for the increase in the valuation allowance. In the fourth quarter of 2012, we also recognized $233 million of income tax expense related to the reversal of income tax benefits recognized in the first, second, and third quarters of 2012.

In the fourth quarter of 2013, our North America Truck segment recorded a non-cash charge of $77 million to reflect impairment of goodwill as a result of changes in our organizational and reporting structures, which resulted in a change in certain of our reporting units. The impairment charges were included in Asset impairment charges.
Also in the fourth quarter of 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules. As a result, the Company recorded an income tax benefit of $220 million, which was recorded in Income tax benefit (expense) related to continuing operations.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of October 31, 2013, due to two material weaknesses in internal control over financial reporting described below. In light of these weaknesses in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal controls over financial reporting described above, the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
(b) Changes in Internal Control over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). As a result of that evaluation, management concluded that two material weaknesses exist as described below:

1)
Navistar does not have sufficient controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions. Although we did not experience any material misstatements in the amounts that we had previously reported in our financial statements, we believe that we have a material weakness in our internal controls over financial reporting such that a material misstatement in our financial statements could occur.

2)
Navistar did not maintain effective controls over the presentation of income tax expense between different categories of income. As a result, a material misstatement of income tax expense occurred in both the Consolidated Statements of Operations and Consolidated Statements of Other Comprehensive Income. Specifically, Navistar did not apply the exception within the intraperiod tax allocation rules under applicable accounting guidance which requires, in certain circumstances, an allocation of tax expense to Other Comprehensive Income and an offsetting tax benefit to Continuing Operations, with no net impact to the total tax benefit included in total comprehensive loss. The presentation error only affected the fourth quarter of fiscal 2013 and was identified and corrected in the same period prior to the filing of this report.

Because of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. Their report appears in this Annual Report on Form 10-K.
(d) Remediation Plans
The Company intends to take the following steps to remediate the above identified material weaknesses:

1)
Management intends to design, document, and test controls that are intended to validate the completeness and accuracy of the data used for warranty costs estimates and other significant accounting estimates and transactions.

2)
Management already has a control in place in which outside tax advisors review the tax provision each quarter. To further strengthen controls, management intends to enhance its quarterly discussions with our outside tax advisors to anticipate any business developments that could affect the determination or presentation of income tax expense.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2014 annual meeting of stockholders to be held March 10, 2014 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (loss) per Share (incorporated by reference from Note 18. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	131
(12)	Computation of Ratio of Earnings to Fixed Charges	E-16
(21)	Subsidiaries of the Registrant	E-17
(23.1)	Consent of Independent Registered Public Accounting Firm	E-18
(24)	Power of Attorney	E-19
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-20
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-21
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-22
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-23
(99.1)	Additional Financial Information (Unaudited)	E-24
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2013
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2013
Walter G. Borst

/s/ RICHARD C. TARAPCHAK	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 20, 2013
Richard Tarapchak

/s/ JOHN D. CORRENTI	Director	December 20, 2013
John D. Correnti

/s/ MICHAEL N. HAMMES	Director	December 20, 2013
Michael N. Hammes

/s/ VINCENT J. INTRIERI	Director	December 20, 2013
Vincent J. Intrieri

/s/ JAMES H. KEYES	Director	December 20, 2013
James H. Keyes

/s/ STANLEY A. MCCHRYSTAL	Director	December 20, 2013
Stanley A. McChrystal

/s/ SAMUEL J. MERKSAMER	Director	December 20, 2013
Samuel J. Merksamer

/s/ MARK H. RACHESKY	Director	December 20, 2013
Mark H. Rachesky

/s/ DENNIS D. WILLIAMS	Director	December 20, 2013
Dennis D. Williams