Form 10-Q
period 2014-01-31
NAVISTAR INTERNATIONAL CORP
filed 2014-03-05
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2014, the number of shares outstanding of the registrant’s common stock was 81,288,845, net of treasury shares.

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

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2013, which was filed on December 20, 2013, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2014	2013
Sales and revenues
Sales of manufactured products, net	$2,169	$2,598
Finance revenues	39	39
Sales and revenues, net	2,208	2,637
Costs and expenses
Costs of products sold	2,014	2,286
Restructuring charges	3	2
Asset impairment charges	18	—
Selling, general and administrative expenses	239	285
Engineering and product development costs	90	111
Interest expense	82	74
Other expense (income), net	14	(38)
Total costs and expenses	2,460	2,720
Equity in loss of non-consolidated affiliates	—	(1)
Loss from continuing operations before income taxes	(252)	(84)
Income tax benefit (expense)	12	(15)
Loss from continuing operations	(240)	(99)
Income (loss) from discontinued operations, net of tax	1	(9)
Net loss	(239)	(108)
Less: Net income attributable to non-controlling interests	9	15
Net loss attributable to Navistar International Corporation	$(248)	$(123)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(249)	$(114)
Income (loss) from discontinued operations, net of tax	1	(9)
Net loss	$(248)	$(123)

Earnings (loss) per share:
Basic:
Continuing operations	$(3.07)	$(1.42)
Discontinued operations	0.02	(0.11)
	$(3.05)	$(1.53)

Diluted:
Continuing operations	$(3.07)	$(1.42)
Discontinued operations	0.02	(0.11)
	$(3.05)	$(1.53)

Weighted average shares outstanding:
Basic	81.2	80.2
Diluted	81.2	80.2

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended January 31,
	2014	2013
Net loss attributable to Navistar International Corporation	$(248)	$(123)
Other comprehensive income (loss):
Foreign currency translation adjustment	(62)	17
Defined benefit plans, net of tax of $0 in both periods	25	38
Total other comprehensive income (loss)	(37)	55
Total comprehensive loss attributable to Navistar International Corporation	$(285)	$(68)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31,	October 31,
(in millions, except per share data)	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$549	$755
Marketable securities	630	830
Trade and other receivables, net	553	737
Finance receivables, net	1,461	1,597
Inventories	1,382	1,210
Deferred taxes, net	74	72
Other current assets	249	258
Total current assets	4,898	5,459
Restricted cash	115	91
Trade and other receivables, net	28	29
Finance receivables, net	303	338
Investments in non-consolidated affiliates	75	77
Property and equipment (net of accumulated depreciation and amortization of $2,465 and $2,440, respectively)	1,700	1,741
Goodwill	170	184
Intangible assets (net of accumulated amortization of $100 and $97, respectively)	112	138
Deferred taxes, net	155	159
Other noncurrent assets	98	99
Total assets	$7,654	$8,315
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,259	$1,163
Accounts payable	1,430	1,502
Other current liabilities	1,564	1,596
Total current liabilities	4,253	4,261
Long-term debt	3,605	3,922
Postretirement benefits liabilities	2,531	2,564
Deferred taxes, net	25	33
Other noncurrent liabilities	1,117	1,136
Total liabilities	11,531	11,916
Redeemable equity securities	2	4
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 shares issued, $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid in capital	2,478	2,477
Accumulated deficit	(4,311)	(4,063)
Accumulated other comprehensive loss	(1,861)	(1,824)
Common stock held in treasury, at cost (5.6 and 6.3 shares, respectively)	(230)	(251)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,912)	(3,649)
Stockholders’ equity attributable to non-controlling interests	33	44
Total stockholders’ deficit	(3,879)	(3,605)
Total liabilities and stockholders’ deficit	$7,654	$8,315

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2014	2013
Cash flows from operating activities
Net loss	$(239)	$(108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55	89
Depreciation of equipment leased to others	31	11
Deferred taxes, including change in valuation allowance	(18)	(9)
Asset impairment charges	18	—
Amortization of debt issuance costs and discount	14	16
Stock-based compensation	5	5
Provision for doubtful accounts, net of recoveries	2	1
Equity in loss of non-consolidated affiliates, net of dividends	2	3
Other non-cash operating activities	(9)	—
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	46	58
Net cash provided by (used in) operating activities	(93)	66
Cash flows from investing activities
Purchases of marketable securities	(378)	(482)
Sales or maturities of marketable securities	578	177
Net change in restricted cash and cash equivalents	(24)	59
Capital expenditures	(21)	(72)
Purchases of equipment leased to others	(49)	(32)
Proceeds from sales of property and equipment	10	3
Investments in non-consolidated affiliates	(2)	—
Net cash provided by (used in) investing activities	114	(347)
Cash flows from financing activities
Proceeds from issuance of securitized debt	82	—
Principal payments on securitized debt	(94)	(190)
Proceeds from issuance of non-securitized debt	47	25
Principal payments on non-securitized debt	(53)	(60)
Net decrease in notes and debt outstanding under revolving credit facilities	(197)	(32)
Principal payments under financing arrangements and capital lease obligations	(4)	(47)
Debt issuance costs	(3)	(1)
Proceeds from financed lease obligations	20	—
Issuance of common stock	—	14
Proceeds from exercise of stock options	16	1
Dividends paid by subsidiaries to non-controlling interest	(20)	(13)
Net cash used in financing activities	(206)	(303)
Effect of exchange rate changes on cash and cash equivalents	(21)	(6)
Decrease in cash and cash equivalents	(206)	(590)
Cash and cash equivalents at beginning of the period	755	1,087
Cash and cash equivalents at end of the period	$549	$497

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)				(248)			9	(239)
Total other comprehensive loss					(37)			(37)
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			4					4
Stock ownership programs			(5)			21		16
Cash dividends paid to non-controlling interest							(20)	(20)
Balance as of January 31, 2014	$3	$9	$2,478	$(4,311)	$(1,861)	$(230)	$33	$(3,879)

Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(123)			15	(108)
Total other comprehensive income					55			55
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			3					3
Stock ownership programs			(5)			5		—
Cash dividends paid to non-controlling interest							(13)	(13)
October 2012 issuance of common stock, net of issuance cost and fees			14					14
Other					1		(1)	—
Balance as of January 31, 2013	$3	$9	$2,453	$(3,288)	$(2,269)	$(267)	$46	$(3,313)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary.
Our fiscal year ends October 31. As such, all references to 2014 and 2013 contained within this Quarterly Report on Form 10-Q relate to our fiscal year, unless otherwise indicated.
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
Certain reclassifications were made to prior periods' amounts to conform to the 2014 presentation, which relates to the realignment of our reporting segments that became effective during the fourth quarter of 2013.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2013, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $201 million and $323 million and liabilities of $186 million and $188 million as of January 31, 2014 and October 31, 2013, respectively, from BDP and BDT, including $65 million and $56 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $946 million and $989 million as of January 31, 2014 and October 31, 2013, respectively, and liabilities of $752 million and $778 million as of January 31, 2014 and October 31, 2013, respectively, all of which are involved in securitizations that are treated as

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

asset-backed debt. In addition, our Consolidated Balance Sheets include assets of $73 million and $61 million and corresponding liabilities of $58 million and $49 million as of January 31, 2014 and October 31, 2013, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2014	2013
Balance at beginning of period	$1,349	$1,118
Costs accrued and revenues deferred	71	111
Currency translation adjustment	(2)	—
Adjustments to pre-existing warranties(A)(B)	52	40
Payments and revenues recognized	(132)	(161)
Balance at end of period	1,338	1,108
Less: Current portion	602	559
Noncurrent accrued product warranty and deferred warranty revenue	$736	$549
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

In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or $0.64 per diluted share. In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million or $0.50 per diluted share. The impact of income taxes on the 2014 and 2013 adjustments is not material due to our deferred tax valuation allowances on our U.S. deferred tax assets

(B)
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

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $427 million and $420 million at January 31, 2014 and October 31, 2013 respectively. Revenue recognized under our extended warranty programs was $27 million and $29 million in the three months ended January 31, 2014 and 2013, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of January 31, 2014, approximately 5,700, or 64%, of our hourly workers and approximately 400, or 6%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the UAW will expire in October 2014. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
We have a goodwill balance of $170 million as of January 31, 2014.  During the first quarter of 2014, a Brazilian reporting unit with goodwill of $132 million experienced declines in actual and forecasted results and cash flow. As a result of these factors as well as slower than expected growth in the Brazilian economy and a weakening of the Brazilian currency, we performed an impairment analysis in the first quarter. The income approach which is based on discounted cash flows which are derived from internal forecasts and economic expectations was used in the impairment analysis of the reporting unit. As a result of the goodwill impairment analysis, we determined that the goodwill was not impaired and that the fair value of the reporting unit exceeded its carrying amount by less than 10%.
It is reasonably possible that within the next twelve months, we could recognize goodwill or other impairment charges, which could be material, if among other things, we experience adverse changes in our business including declines in profitability due to changes in volume, market pricing, cost, or the business environment.
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements. In addition, for the three months ended January 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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
Discontinued Operations
In the first quarter of 2013, the Company completed the idling of the Workhorse Custom Chassis ("WCC") operations, and in the second quarter of 2013, we completed the divestiture of the WCC business for an immaterial amount. The operating results

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of the WCC operations are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.
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
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

	Three months ended January 31,
(in millions)	2014	2013
Sales and revenues, net	$—	$34

Income (loss) before income taxes	$1	$(9)
Income tax benefit (expense)	—	—
Income (loss) from discontinued operations, net of tax	$1	$(9)
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
3. Restructurings and Impairments
Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In the three months ended January 31, 2014 and 2013, the Company recognized Restructuring charges of $3 million and $2 million, respectively. In the three months ended January 31, 2014, the Company recognized Asset impairment charges of $18 million.
Cost-Reductions and Other Strategic Initiatives
From time to time, we announced actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including but not limited to reductions from efficiencies, and prioritizing or eliminating certain programs or projects.
We continue to focus on improving our core North America Truck and Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using ROIC, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to; (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and pension curtailments. These charges could be significant.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

As a result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations, the North America Truck segment recognized certain charges, which included (i) accelerated depreciation of certain assets of $13 million in the first quarter of 2013, which impacted Cost of products sold in the Company's Consolidated Statements of Operations, and (ii) asset impairments of $17 million in the third quarter of 2013.
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the North America Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $18 million that was recognized in Asset impairment charges in the Company's Consolidated Statements of Operations. For more information, see Note 10, Fair value measurements.
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
Warrenville, Illinois Lease Vacancy
In the second quarter of 2012, the Company vacated the premises of its former world headquarters in Warrenville, Illinois. The cash payments associated with the lease vacancy obligation are expected to be completed by the end of 2016.
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
Garland Facility closure
In the fourth quarter of 2012, the Company committed to plans for the closure of its Garland, Texas truck manufacturing operations (the "Garland Facility"). Beginning in early 2013, the Company began transitioning production from the Garland Facility to other North America operations that produce similar models. In the second quarter of 2013, production at the Garland Facility ceased. In the first and second quarters of 2013, we recognized charges of $12 million and $8 million, respectively, for the acceleration of depreciation of certain assets related to the facility that impacted Cost of products sold in the Company's Consolidated Statements of Operations.
Huntsville Facility
In February 2014, the Company announced plans to consolidate its mid-range engine manufacturing footprint and relocate mid-range engine production from its Huntsville, Alabama, facility ("Huntsville Facility") to its Melrose Park, Illinois facility ("Melrose Park Facility"). As a result, in the first quarter of 2014, the North America Truck segment recognized restructuring charges of $1 million for personnel costs related to employee terminations and $2 million for inventory reserves related to the idled production equipment at the Huntsville Facility that impacted Cost of products sold in the Company's Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at January 31, 2014
Employee termination charges	$15	$2	$(5)	$(1)	$11
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	—	(2)	—	16
Other	1	—	(1)	1	1
Restructuring liability	$34	$3	$(9)	$—	$28

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at January 31, 2013
Employee termination charges	$72	$—	$(27)	$(2)	$43
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	17	1	(2)	1	17
Other	—	1	—	—	1
Restructuring liability	$89	$3	$(30)	$(1)	$61
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.2 billion and $2.4 billion as of January 31, 2014 and October 31, 2013, respectively. Included in total assets are finance receivables of $1.8 billion and $1.9 billion as of January 31, 2014 and October 31, 2013, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net, consist of the following:

(in millions)	January 31, 2014	October 31, 2013
Retail portfolio	$739	$751
Wholesale portfolio	1,049	1,207
Total finance receivables	1,788	1,958
Less: Allowance for doubtful accounts	24	23
Total finance receivables, net	1,764	1,935
Less: Current portion, net(A)	1,461	1,597
Noncurrent portion, net	$303	$338
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2014 and October 31, 2013, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $871 million and $948 million as of January 31, 2014 and October 31, 2013, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $4 million as of both January 31, 2014 and October 31, 2013. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended January 31,
(in millions)	2014	2013
Retail notes and finance leases revenue	$17	$21
Wholesale notes interest	18	20
Operating lease revenue	14	12
Retail and wholesale accounts interest	6	6
Gross finance revenues	55	59
Less: Intercompany revenues	(16)	(20)
Finance revenues	$39	$39
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	4	—	2	6
Charge-off of accounts(A)	(2)	—	—	(2)
Other(B)	(1)	—	(3)	(4)
Allowance for doubtful accounts, at end of period	$22	$2	$36	$60

	Three Months Ended January 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries	(1)	2	—	1
Charge-off of accounts(A)	(3)	—	—	(3)
Allowance for doubtful accounts, at end of period	$23	$2	$24	$49
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for both the three months ended January 31, 2014 and 2013.

(B)	Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	January 31, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$14	$—	$14	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	5	—	5	6	—	6
Finance receivables on non-accrual status	13	—	13	10	—	10
For the impaired finance receivables in the retail portfolio as of January 31, 2014 and 2013, the average balances of those receivables were $14 million during both the three months ended January 31, 2014 and 2013.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$686	$1,044	$1,730	$699	$1,204	$1,903
30-90 days past due	40	4	44	44	2	46
Over 90 days past due	13	1	14	8	1	9
Total finance receivables	$739	$1,049	$1,788	$751	$1,207	$1,958
6. Inventories
The following table presents the components of Inventories:

(in millions)	January 31, 2014	October 31, 2013
Finished products	$775	$692
Work in process	101	58
Raw materials	506	460
Total inventories	$1,382	$1,210
7. Debt

(in millions)	January 31, 2014	October 31, 2013
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $4 for both periods	$693	$693
8.25% Senior Notes, due 2021, net of unamortized discount of $22 for both periods	1,178	1,178
3.00% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $19 and $26, respectively	551	544
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $22 and $23, respectively	178	177
Debt of majority-owned dealerships	46	48
Financing arrangements and capital lease obligations	70	77
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	18	20
Financed lease obligations	219	218
Other	34	39
Total Manufacturing operations debt	3,212	3,219
Less: Current portion	662	658
Net long-term Manufacturing operations debt	$2,550	$2,561

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	January 31, 2014	October 31, 2013
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$752	$778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	820	1,018
Commercial paper, at variable rates, program matures in 2015	22	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	58	49
Total Financial Services operations debt	1,652	1,866
Less: Current portion	597	505
Net long-term Financial Services operations debt	$1,055	$1,361
Financial Services Operations
In November 2013, Navistar Financial, S.A. de C.V., SOFOM, E.N.R, our Mexican financial services affiliate ("NFM")expanded its facility of five-year notes secured by retail finance receivables by selling an additional P$800 million (the equivalent of US $60 million at January 31, 2014).
In December 2013, International Truck Leasing Corporation, a special purpose, wholly-owned subsidiary of NFC, issued borrowings secured by operating and finance leases of $21 million.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2014 and 2013, we contributed $29 million and $27 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $169 million to our pension plans during the remainder of 2014.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2014 and 2013, as well as anticipated contributions for the remainder of 2014, are not material.
Components of Net Periodic Benefit Expense (Income)
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2014	2013	2014	2013
Service cost for benefits earned during the period	$4	$5	$1	$2
Interest on obligation	39	36	17	15
Amortization of cumulative loss	24	32	4	7
Amortization of prior service benefit	—	—	(1)	(1)
Expected return on assets	(48)	(47)	(8)	(8)
Net postretirement benefits expense	$19	$26	$13	$15
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $7 million in the three months ended January 31, 2014 and 2013, respectively.
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
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. For all periods presented, U.S. and certain foreign results are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2014, the amount of liability for uncertain tax positions was $64 million. If the unrecognized tax benefits are recognized, all but $6 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three months ended January 31, 2014 and 2013, total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $3 million and expense of $4 million, respectively.
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
In the three months ended January 31, 2014, we reached a tax settlement with the State of Alabama, which resulted in the recording of a decrease to our uncertain tax positions of $8 million. In the first quarter of 2013, we accrued $12 million related to this matter, but later reduced our accrual by $4 million in the fourth quarter of 2013 in anticipation of the settlement.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	January 31, 2014				October 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$281	$—	$—	$281	$396	$—	$—	$396
Other	349	—	—	349	434	—	—	434
Derivative financial instruments:
Foreign currency contracts	—	—	—	—	—	4	—	4
Interest rate caps	—	3	—	3	—	1	—	1
Total assets	$630	$3	$—	$633	$830	$5	$—	$835
Liabilities
Derivative financial instruments:
Foreign currency contracts	$—	$1	$—	$1	$—	$—	$—	$—
Guarantees	—	—	6	6	—	—	6	6
Total liabilities	$—	$1	$6	$7	$—	$—	$6	$6
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
	2014		2013
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(6)	$—	$(7)	$—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at January 31	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	January 31, 2014	October 31, 2013
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$14	$15
Specific loss reserve	(5)	(6)
Fair value	$9	$9
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

In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the North America Truck segment. As a result, certain amortizing intangible assets and long-lived assets with a carrying value of $18 million were determined to be fully impaired, resulting in an impairment charge of $18 million, which was included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the market approach to determine the fair values of these Level 2 assets.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2014
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$339	$339	$335
Notes receivable	—	—	12	12	70
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	723	723	693
8.25% Senior Notes, due 2021	1,264	—	—	1,264	1,178
3.0% Senior Subordinated Convertible Notes, due 2014(A)	577	—	—	577	551
4.50% Senior Subordinated Convertible Notes, due 2018	—	—	199	199	178
Debt of majority-owned dealerships	—	—	46	46	46
Financing arrangements	—	—	39	39	67
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	224	—	224	225
Promissory Note	—	—	18	18	18
Financed lease obligations	—	—	219	219	219
Other	—	—	31	31	34
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	746	746	752
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	798	798	820
Commercial paper, at variable rates, program matures in 2015	22	—	—	22	22
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	58	58	58

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$390	$390	$390
Notes receivable	—	—	13	13	14
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended due 2017	—	—	720	720	693
8.25% Senior Notes, due 2021	1,274	—	—	1,274	1,178
3.0% Senior Subordinated Convertible Notes, due 2014(A)	586	—	—	586	544
4.50% Senior Subordinated Convertible Notes, due 2018	—	—	203	203	177
Debt of majority-owned dealerships	—	—	48	48	48
Financing arrangements	—	—	44	44	73
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	229	—	229	225
Promissory Note	—	—	20	20	20
Financed Lease Obligations	—	—	218	218	218
Other	—	—	36	36	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	775	775	778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	990	990	1,018
Commercial paper, at variable rates, program matures in 2015	21	—	—	21	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	49	49	49
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

11. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In 2009, in connection with the sale of our 3.00% Senior Subordinated Convertible Notes, due 2014 (the "2014 Convertible Notes"), we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the 2014 Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital in the Company's Consolidated Balance Sheets, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2014 and 2013. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2014 and 2013.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at January 31, 2014 and at October 31, 2013. Collateral

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At January 31, 2014 and October 31, 2013, our exposure to the credit risk of others was $3 million and $5 million, respectively.
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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	January 31, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1
Interest rate caps	Other current assets	3	Other noncurrent liabilities	—
Total fair value		$3		$1

	October 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$4	Other current liabilities	$—
Interest rate caps	Other noncurrent assets	1	Other current liabilities	—
Total fair value		$5		$—
The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Three Months Ended January 31,
(in millions)		2014	2013
Cross currency swaps	Other expense (income), net	$1	$—
Interest rate caps	Interest expense	(1)	—
Foreign currency contracts	Other expense (income), net	—	1
Total loss		$—	$1
Foreign Currency Contracts
During 2014 and 2013, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian Dollars, Brazilian Reais and Euros. All contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the outstanding foreign currency contracts as of January 31, 2014 and October 31, 2013:

(in millions)	Currency	Notional Amount		Maturity
As of January 31, 2014
Forward exchange contract	EUR		€20	April 2014
As of October 31, 2013
Option collar contracts	EUR		€2	October 2013
Forward exchange contract	CAD	C$	90	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
Commodity Forward Contracts
During 2014 and 2013, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of January 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $6 million and outstanding steel contracts with aggregate notional values of $11 million. The commodity forward contracts have maturity dates ranging from May 31, 2014 to July 31, 2014. As of October 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $2 million and outstanding steel contracts with aggregate notional values of $11 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of January 31, 2014 and October 31, 2013, the notional amount of our outstanding cross currency swaps was $30 million and $45 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities. As of January 31, 2014 and October 31, 2013, the notional amount of our outstanding interest rate caps was $135 million and $78 million, respectively.
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement we generally reimburse GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated because receivables financed under the GE Operating Agreement are secured by the financed equipment. We do not carry the receivables financed under the GE Operating Agreement on our Consolidated Balance Sheets. There were $1.4 billion of outstanding finance receivables at both January 31, 2014 and October 31, 2013 financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $2.0 billion at both January 31, 2014 and October 31, 2013. Related to certain third-party equipment financings by GE and for which we have accounted for as borrowings, we have recognized equipment leased to others of $190 million and financed lease obligations of $219 million included in our Consolidated Balance Sheets for the period ended January 31, 2014.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2014, the amount of stand-by letters of credit and surety bonds was $203 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of January 31, 2014, we have $7 million of unused credit commitments outstanding under this program.
In addition, as of January 31, 2014, we have entered into various purchase commitments of $187 million and contracts that have cancellation fees of $49 million with various expiration dates through 2019.
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
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2014. The majority of these accrued liabilities are expected to be paid subsequent to 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at January 31, 2014), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$12 million at January 31, 2014). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals has not yet ruled on the special appeal.
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
The parties are currently in settlement discussions with respect to these matters.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to the EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met the EPA's 2010 emissions standards. Navistar, Inc. previously provided information to the EPA showing that the engines were in fact produced in 2009. The NOV contains the EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that the EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court.
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
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. The defendants filed Motions to Dismiss on December 17, 2013. The plaintiff filed an Omnibus Opposition to Defendants’ Motions to Dismiss, and a Motion to Strike on January 31, 2014. The defendants filed their opposition to the Motion to Strike on February 18, 2014 and filed a reply in support of their Motions to Dismiss on March 3, 2014.

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
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte"). In December 2012, the parties reached a settlement. As a result of this settlement in the first quarter of 2013, the Company received cash proceeds of $35 million, which were recorded as a gain to Other expense (income), net, in the Company's Consolidated Statements of Operations.
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
Non-Conformance Penalties
In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for heavy-duty diesel ("HDD") engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA promulgated the Final Rule for heavy HDD engines in September 2012. The Final Rule did not include NCPs for medium HDD engines. On December 11, 2013, the D.C. Circuit Court issued an opinion vacating the Final Rule. On February 10, 2014, the EPA filed a petition for panel rehearing asking the D.C. Circuit to reconsider that portion of its opinion vacating the Final Rule. The EPA's petition is currently pending. However, the Company did not plan to use the NCP rule to certify engines in model year 2014. A challenge to 2013 certificates under the Final Rule remains held in abeyance at the D.C. Circuit Court. In the three months ended January 31, 2014 and 2013, the North America Truck segment recorded charges totaling $2 million and $10 million, respectively, for NCPs for certain engine sales.

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

•
Our North America Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At January 31, 2014, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

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
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). The following tables present selected financial information for our reporting segments:

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2014
External sales and revenues, net	$1,277	$597	$295	$39	$—	$2,208
Intersegment sales and revenues	88	10	8	16	(122)	—
Total sales and revenues, net	$1,365	$607	$303	$55	$(122)	$2,208
Income (loss) from continuing operations attributable to NIC, net of tax	$(207)	$104	$(33)	$23	$(136)	$(249)
Income tax benefit	—	—	—	—	12	12
Segment profit (loss)	$(207)	$104	$(33)	$23	$(148)	$(261)
Depreciation and amortization	$58	$4	$8	$10	$6	$86
Interest expense	—	—	—	17	65	82
Equity in income (loss) of non-consolidated affiliates	1	1	(2)	—	—	—
Capital expenditures(B)	12	4	3	1	1	21

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2013
External sales and revenues, net	$1,538	$669	$391	$39	$—	$2,637
Intersegment sales and revenues	127	18	15	20	(180)	—
Total sales and revenues, net	$1,665	$687	$406	$59	$(180)	$2,637
Income (loss) from continuing operations attributable to NIC, net of tax	$(101)	$117	$(10)	$22	$(142)	$(114)
Income tax expense	—	—	—	—	(15)	(15)
Segment profit (loss)	$(101)	$117	$(10)	$22	$(127)	$(99)
Depreciation and amortization	$71	$4	$9	$9	$7	$100
Interest expense	—	—	—	18	56	74
Equity in income (loss) of non-consolidated affiliates	2	1	(4)	—	—	(1)
Capital expenditures(B)	65	1	3	—	3	72

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2014	$2,309	$701	$994	$2,243	$1,407	$7,654
October 31, 2013	2,250	716	1,162	2,355	1,832	8,315
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $40 million and $47 million for the three months ended January 31, 2014 and 2013, respectively.

(B)	Exclusive of purchases of equipment leased to others.
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
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from October 31, 2013 to January 31, 2014:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2013	$(75)	$(1,749)	$(1,824)
Other comprehensive loss before reclassifications	(62)	(1)	(63)
Amounts reclassified out of accumulated other comprehensive loss	—	26	26
Net current-period other comprehensive income (loss)	(62)	25	(37)
Balance as of January 31, 2014	$(137)	$(1,724)	$(1,861)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	Three months ended January 31, 2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	27
	Total before tax	26
	Tax benefit (expense)	—
	Net of tax	26

Total reclassifications for the period, net of tax		$26
15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three months ended January 31,
(in millions, except per share data)	2014	2013
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(249)	$(114)
Income (loss) from discontinued operations, net of tax	1	(9)
Net loss	$(248)	$(123)

Denominator:
Weighted average shares outstanding:
Basic	81.2	80.2
Effect of dilutive securities	—	—
Diluted	81.2	80.2

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(3.07)	$(1.42)
Discontinued operations	0.02	(0.11)
	$(3.05)	$(1.53)
Diluted:
Continuing operations	$(3.07)	$(1.42)
Discontinued operations	0.02	(0.11)
	$(3.05)	$(1.53)
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
The conversion rate on our 4.50% Senior Subordinated Convertible Notes, due 2018 (the "2018 Convertible Notes"), is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

approximately $58.40 per share of common stock. The 2018 Convertible Notes are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $58.40.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the three months ended January 31, 2014 and 2013, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the three months ended January 31, 2014 and 2013, the aggregate shares not included were 31 million and 28 million, respectively, of which 11.3 million shares were related to the warrants and 11.3 million shares were related to the 2014 Convertible Notes, as well as for the three months ended January 31, 2014, 3.4 million shares were related to the 2018 Convertible Notes.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of January 31, 2014 and 2013, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three months ended January 31, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended January 31, 2014 and 2013.
The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2021, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indenture for each of the 8.25% Senior Notes, due 2021, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,424	$1,729	$(945)	$2,208
Costs of products sold	—	1,425	1,531	(942)	2,014
Restructuring charges	—	2	1	—	3
Asset impairment charges	—	—	18	—	18
All other operating expenses (income)	36	241	159	(11)	425
Total costs and expenses	36	1,668	1,709	(953)	2,460
Equity in income (loss) of affiliates	(212)	(11)	(1)	224	—
Income (loss) before income taxes	(248)	(255)	19	232	(252)
Income tax benefit	—	7	5	—	12
Earnings (loss) from continuing operations	(248)	(248)	24	232	(240)
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(248)	(248)	25	232	(239)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(248)	$(248)	$16	$232	$(248)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(248)	$(248)	$16	$232	$(248)
Other comprehensive income (loss):
Foreign currency translation adjustment	(62)	—	(62)	62	(62)
Defined benefit plans (net of tax of $0 tax for all entities)	25	25	—	(25)	25
Total other comprehensive income (loss)	(37)	25	(62)	37	(37)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(285)	$(223)	$(46)	$269	$(285)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$177	$40	$332	$—	$549
Marketable securities	317	—	313	—	630
Restricted cash	18	4	93	—	115
Finance and other receivables, net	(1)	138	2,214	(6)	2,345
Inventories	—	773	621	(12)	1,382
Investments in non-consolidated affiliates	(6,375)	6,586	72	(208)	75
Property and equipment, net	—	906	790	4	1,700
Goodwill	—	—	170	—	170
Deferred taxes, net	1	13	215	—	229
Other	34	162	267	(4)	459
Total assets	$(5,829)	$8,622	$5,087	$(226)	$7,654
Liabilities and stockholders’ equity (deficit)
Debt	$2,133	$994	$1,741	$(4)	$4,864
Postretirement benefits liabilities	—	2,377	243	—	2,620
Amounts due to (from) affiliates	(7,396)	11,182	(3,871)	85	—
Other liabilities	3,344	632	147	(76)	4,047
Total liabilities	(1,919)	15,185	(1,740)	5	11,531
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	33	—	33
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,912)	(6,563)	6,794	(231)	(3,912)
Total liabilities and stockholders’ equity (deficit)	$(5,829)	$8,622	$5,087	$(226)	$7,654

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(446)	$(970)	$368	$955	$(93)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	6	(1)	(29)	—	(24)
Net sales of marketable securities	264	—	(64)	—	200
Capital expenditures and purchase of equipment leased to others	—	(18)	(52)	—	(70)
Other investing activities	—	1	7	—	8
Net cash provided by (used in) investment activities	270	(18)	(138)	—	114
Cash flows from financing activities
Net borrowings (repayments) of debt	1	936	(204)	(955)	(222)
Other financing activities	16	20	(20)	—	16
Net cash provided by (used in) financing activities	17	956	(224)	(955)	(206)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
Decrease in cash and cash equivalents	(159)	(32)	(15)	—	(206)
Cash and cash equivalents at beginning of the period	336	72	347	—	755
Cash and cash equivalents at end of the period	$177	$40	$332	$—	$549

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,609	$2,258	$(1,230)	$2,637
Costs of products sold	—	1,595	1,909	(1,218)	2,286
Restructuring charges	—	—	2	—	2
Asset impairment charges	—	—	—	—	—
All other operating expenses (income)	21	231	192	(12)	432
Total costs and expenses	21	1,826	2,103	(1,230)	2,720
Equity in income (loss) of affiliates	(102)	54	(2)	49	(1)
Income (loss) before income taxes	(123)	(163)	153	49	(84)
Income tax expense	—	(11)	(4)	—	(15)
Earnings (loss) from continuing operations	(123)	(174)	149	49	(99)
Loss from discontinued operations, net of tax	—	—	(9)	—	(9)
Net income (loss)	(123)	(174)	140	49	(108)
Less: Net income attributable to non-controlling interests	—	—	15	—	15
Net income (loss) attributable to Navistar International Corporation	$(123)	$(174)	$125	$49	$(123)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(123)	$(174)	$125	$49	$(123)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	—	17	(17)	17
Defined benefit plans (net of tax of no tax for all entities)	38	35	3	(38)	38
Total other comprehensive income (loss)	55	35	20	(55)	55
Total comprehensive income (loss) attributable to Navistar International Corporation	$(68)	$(139)	$145	$(6)	$(68)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$336	$72	$347	$—	$755
Marketable securities	581	1	248	—	830
Restricted cash	23	3	65	—	91
Finance and other receivables, net	3	148	2,561	(11)	2,701
Inventories	—	621	608	(19)	1,210
Investments in non-consolidated affiliates	(6,123)	6,600	73	(473)	77
Property and equipment, net	—	937	807	(3)	1,741
Goodwill	—	—	184	—	184
Deferred taxes, net	—	13	219	(1)	231
Other	36	156	304	(1)	495
Total assets	$(5,144)	$8,551	$5,416	$(508)	$8,315
Liabilities and stockholders’ equity (deficit)
Debt	$2,125	$1,002	$1,960	$(2)	$5,085
Postretirement benefits liabilities	—	2,407	245	—	2,652
Amounts due to (from) affiliates	(6,988)	10,846	(3,932)	74	—
Other liabilities	3,362	646	250	(79)	4,179
Total liabilities	(1,501)	14,901	(1,477)	(7)	11,916
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,647)	(6,350)	6,849	(501)	(3,649)
Total liabilities and stockholders’ equity (deficit)	$(5,144)	$8,551	$5,416	$(508)	$8,315

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(342)	$(531)	$297	$642	$66
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	(1)	60	—	59
Net sales of marketable securities	(242)	—	(63)	—	(305)
Capital expenditures and purchase of equipment leased to others	—	(62)	(42)	—	(104)
Other investing activities	—	—	3	—	3
Net cash used in investment activities	(242)	(63)	(42)	—	(347)
Cash flows from financing activities
Net borrowings (repayments) of debt	21	589	(273)	(642)	(305)
Other financing activities	15	—	(13)	—	2
Net cash provided by (used in) financing activities	36	589	(286)	(642)	(303)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Decrease in cash and cash equivalents	(548)	(5)	(37)	—	(590)
Cash and cash equivalents at beginning of the period	702	55	330	—	1,087
Cash and cash equivalents at end of the period	$154	$50	$293	$—	$497

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2013. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2013 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, MaxxForce® brand diesel engines, IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is the North American truck and parts markets, where we principally participate in the U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks (our "Traditional" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
We operate in four reporting segments: North America Truck, North America Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
First Quarter Summary
We continue to experience operational challenges, but we believe we are taking the necessary actions to improve our future performance. Also, we continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure.
We continue to execute our "Drive-to-Deliver" turnaround plan, which includes the continued review of our proprietary engine business. In this regard, in February 2014, we announced that we will consolidate our mid-range engine manufacturing footprint and relocate mid-range engine production from our Huntsville Facility to our Melrose Park Facility. In addition, we plan to incorporate the SCR after-treatment system with the MaxxForce 9- and 10-liter engines, but do not expect to do so in relation to the MaxxForce DT engine.
We met our first quarter product launch target with the launch of the International® DuraStar® vehicles with the Cummins ISB 6.7-liter engine in December 2013. In the first quarter of 2014, orders received in our Traditional markets were up 15% compared to the prior year quarter. Also in January 2014 at the American Truck Dealers Convention and Exposition in New Orleans, the International® ProStar® with Cummins ISX15 engine was named "2014 Heavy-Duty Commercial Truck of the Year" and the International® TerraStar® 4x4 was named "2014 Medium-Duty Commercial Truck of the Year."
Financial Summary
In the first quarter of 2014, our consolidated net sales and revenues were $2.2 billion, which was a decrease of 16% compared to the first quarter of 2013 and reflects lower net sales in all reporting segments. This decrease was primarily due to the impact of the transition of our engine strategy in our Traditional markets and lower military sales. The decrease in our military sales reflects lower chargeouts, upgrade kits, and service revenue, which resulted from lower demand for our military products as a result of U.S. government budgetary constraints.
The loss from continuing operations before income taxes was $252 million in the first quarter of 2014, compared to $84 million in the first quarter of 2013. The decline in our comparative results was primarily driven by the impacts of the declines in our consolidated net sales and revenues, partially offset by lower Selling, general and administrative ("SG&A") expenses and Engineering and product development costs. During this period of lower sales volumes, we have successfully reduced our SG&A expenses by 16% and our Engineering and product development costs by 19%. Partially offsetting these improvements in the first quarter of 2014 were: (i) asset impairment charges of $18 million, (ii) higher interest expense of $8 million, and (iii) unfavorable impact of fluctuations of foreign exchange rates of $21 million. Also contributing to the year-over-year change was a gain of $35 million from a legal settlement in the first quarter of 2013.
We recognized an Income tax benefit from continuing operations of $12 million in the first quarter of 2014, compared to expense of $15 million in the first quarter of 2013. After income taxes, the loss from continuing operations attributable to

Navistar International Corporation was $249 million, or $3.07 per diluted share, in the first quarter of 2014, compared to a loss of $114 million, or $1.42 per diluted share, in the first quarter of 2013.
We ended the first quarter of 2014 with $1.18 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.59 billion as of October 31, 2013. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to spending related to warranty claims, debt servicing payments, contributions to our benefit plan, and capital expenditures.
Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2014 as compared to the quarter ended January 31, 2013

	Three Months Ended January 31,			% Change
(in millions, except per share data and % change)	2014	2013	Change
Sales and revenues, net	$2,208	$2,637	$(429)	(16)%
Costs of products sold	2,014	2,286	(272)	(12)%
Restructuring charges	3	2	1	50%
Asset impairment charges	18	—	18	N.M.
Selling, general and administrative expenses	239	285	(46)	(16)%
Engineering and product development costs	90	111	(21)	(19)%
Interest expense	82	74	8	11%
Other expense (income), net	14	(38)	52	N.M.
Total costs and expenses	2,460	2,720	(260)	(10)%
Equity in income (loss) of non-consolidated affiliates	—	(1)	1	(100)%
Loss from continuing operations before income taxes	(252)	(84)	(168)	200%
Income tax benefit (expense)	12	(15)	27	N.M.
Loss from continuing operations	(240)	(99)	(141)	142%
Less: Net income attributable to non-controlling interests	9	15	(6)	(40)%
Loss from continuing operations(A)	(249)	(114)	(135)	118%
Income (loss) from discontinued operations, net of tax	1	(9)	10	N.M.
Net loss(A)	$(248)	$(123)	$(125)	102%

Diluted earnings (loss) per share:(A)
Continuing operations	$(3.07)	$(1.42)	$(1.65)	116%
Discontinued operations	0.02	(0.11)	0.13	(118)%
	$(3.05)	$(1.53)	$(1.52)	99%
Diluted weighted average shares outstanding	81.2	80.2	1.0	1%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended January 31,			% Change
(in millions, except % change)	2014	2013	Change
North America Truck	$1,365	$1,665	$(300)	(18)%
North America Parts	607	687	(80)	(12)%
Global Operations	303	406	(103)	(25)%
Financial Services	55	59	(4)	(7)%
Corporate and Eliminations	(122)	(180)	58	(32)%
Total	$2,208	$2,637	$(429)	(16)%

The North America Truck segment net sales decrease of $300 million, or 18%, compared to the prior year period, was primarily due to decreased truck sales volumes in our Traditional market, reflecting the impact of the transition of our engine strategy, and lower military sales, reflecting lower chargeouts and service revenue.
The North America Parts segment net sales decrease of $80 million, or 12%, was primarily due to lower military sales, reflecting lower sales of upgrade kits.
The Global Operations segment net sales decrease of $103 million, or 25%, was primarily due to lower engine volumes and the unfavorable impact of foreign currency in our South America engine operations, as well as lower chargeouts in our export truck sales.
The Financial Services segment net revenues decrease of $4 million, or 7%, was primarily driven by a decline in the average finance receivable balance, partially offset by higher revenues from operating leases.
Costs of products sold
Consistent with the declines in net sales and revenues, Cost of products sold decreased by $272 million compared to the prior year period. The impact on Costs of products sold from the lower net sales in our Manufacturing operations included lower chargeouts, partially offset by a shift in our Traditional market to a greater mix of higher cost units that incorporate the Cummins SCR after-treatment system.
Asset impairment charges
In the first quarter of 2014, the North America Truck segment recorded Asset impairment charges of $18 million, which were the result of a triggering event related to potential sales of assets that resulted from our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $46 million reflects the impact of our cost-reduction initiatives. Additionally, in the fourth quarter of 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $21 million is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives. These decreases were partially offset by costs to integrate the Cummins SCR after-treatment systems with certain engine models, as well as efforts to rationalize the content in our MaxxForce 13L engine.
Interest expense
The Interest expense increase of $8 million was primarily due to the increase in our average outstanding debt balances during the first quarter of 2014 compared to the first quarter of 2013. The change in our average outstanding debt balances was primarily the result of the issuance of additional 8.25% Senior Notes, due 2021, in March 2013 and the private sale of the 4.50% Senior Subordinated Convertible Notes, due 2018, in October 2013, partially offset by the principal payment of $300 million against the Senior Secured Term Loan Credit Facility in April 2013.
Other expense (income), net
We recognized Other net expense of $14 million in the first quarter of 2014 compared to Other net income of $38 million in 2013. In the first quarter of 2014, the Other net expense was primarily due to an unfavorable impact of $21 million due to fluctuations in foreign exchange rates, particularly in the Global Operations segment due to the weakening of the Brazilian Real against the U.S. Dollar, as well as in Corporate and Eliminations due to the weakening of the Canadian Dollar against the U.S. Dollar.
The Other net income in the first quarter of 2013 is largely due to a $35 million gain related to our legal settlement with Deloitte and Touche LLP. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In the first quarter of 2014, we recognized an Income tax benefit from continuing operations of $12 million, compared to expense of $15 million in 2013. While both periods reflect losses, the change in the geographical mix of earnings and losses and the impact of certain discrete items resulted in a benefit in the first quarter of 2014 compared to an expense in the first quarter of 2013. In both periods, the impact of income taxes on U.S. operations was limited to current state income taxes, federal refundable credits, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. and certain foreign deferred tax assets.
At October 31, 2013, we had $1.7 billion of U.S. federal net operating losses and $242 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carry forward periods of up to 20 years. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2014 and 2013 relates to Ford's non-controlling interest in our Blue Diamond Parts ("BDP") subsidiary.
Income (loss) from discontinued operations, net of tax
In the first quarter of 2014, we incurred income from discontinued operations of $1 million compared to a loss of $9 million in the first quarter of 2013, comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Segment Results of Continuing Operations
We define segment profit (loss) as net income (loss) from continuing operations attributable to Navistar International Corporation excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 13, Segment Reporting, to the accompanying consolidated financial statements.
North America Truck Segment

	Three months ended January 31,			% Change
(in millions, except % change)	2014	2013	Change
North America Truck segment sales, net	$1,365	$1,665	$(300)	(18)%
North America Truck segment loss	(207)	(101)	(106)	105%
Segment sales
The North America Truck segment net sales decrease of $300 million, or 18%, was primarily due to lower Traditional truck volumes and military sales. The decrease in our Traditional market truck sales volumes reflects the impact of transition of our engine strategy. The decrease in our military sales reflects lower chargeouts and service revenue, which resulted from lower demand for our military products as a result of U.S. government budgetary constraints. Chargeouts from our Traditional market were down 12%, reflecting declines in all truck classes, primarily Class 6 and 7 medium trucks and Class 8 severe service trucks.
Segment loss
The increase in the North America Truck segment loss was primarily driven by a $117 million decrease in gross margin as a result of the decrease in net sales, reflecting the impact of the transition in our engine emission strategy and the under-absorption of fixed costs. The decrease in margins was primarily due to a shift to a greater mix of higher cost units that incorporate the Cummins SCR after-treatment system.
Additionally, the segment incurred asset impairment charges of $18 million, which were the result of a triggering event related to potential sales of assets that resulted from our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. In the first quarter of 2013, the segment also recognized charges of $25 million for accelerated depreciation of certain assets, primarily related to the closure of our Garland, Texas truck manufacturing facility and the discontinuation of certain engine programs, particularly the MaxxForce15L engine. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

In the first quarter of 2014 and 2013, the segment recorded charges of $2 million and $10 million, respectively, for non-conformance penalties ("NCPs"), primarily for certain pre-engine model year 2014 13L engines sales. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
Offsetting these factors were declines in SG&A expenses and Engineering and product development costs. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, partially offset by costs to integrate the Cummins SCR after-treatment systems with certain engine models, as well as efforts to rationalize the content in our MaxxForce 13L engine.
North America Parts Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2014	2013	Change
North America Parts segment sales, net	$607	$687	$(80)	(12)%
North America Parts segment profit	104	117	(13)	(11)%
Segment sales
The North America Parts segment net sales decrease of $80 million, or 12%, was primarily due to lower military sales, reflecting lower sales of upgrade kits, and, to a lesser extent, lower sales from our BDP operations.
Segment profit
The decrease in North America Parts segment profit of $13 million was primarily driven by a $29 million decrease in gross margin as a result of the decrease in net sales, partially offset by lower SG&A expenses due to the impact of our cost-reduction initiatives. Additionally, the North America Parts segment was allocated lower intercompany "access fees," which consist of certain engineering and product development costs, depreciation expense, and SG&A from the North America Truck segment.
Global Operations Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2014	2013	Change
Global Operations segment sales, net	$303	$406	$(103)	(25)%
Global Operations segment loss	(33)	(10)	(23)	230%
Segment sales
The Global Operations segment net sales decrease of $103 million, or 25%, which included a decrease of $62 million in our South America engine operations, primarily due to lower volumes and the unfavorable impact of fluctuations in foreign exchange rates, and $53 million due to lower chargeouts in our export truck sales.
Segment loss
The increase in the Global Operations segment loss was primarily driven by a $21 million decrease in gross margin as a result of the decrease in net sales and the unfavorable impact of fluctuations in foreign exchange rates primarily from our South American engine operations.
Financial Services Segment

	Three Months Ended January 31,			% Change
(in millions, except % change)	2014	2013	Change
Financial Services segment revenues, net	$55	$59	$(4)	(7)%
Financial Services segment profit	23	22	1	5%
Segment revenues
The Financial Services segment net revenues decrease of $4 million, or 7%, was primarily driven by a decline in the average finance receivables balance, partially offset by higher revenues from operating leases. The decline in the average finance receivables balance reflects lower loan originations in the U.S., partially offset by higher loan originations in Mexico.

Segment profit
The Financial Services segment profit was comparable to the prior year quarter, reflecting higher interest income from intercompany loans, offset by the lower net financial margin due to the decline in the average finance receivables balance in the U.S., as well as an increase in the provision for loan losses related to the increase in average finance receivables balance in Mexico.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Traditional truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended January 31,
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	5,300	5,000	300	6%
Class 6 and 7 medium trucks	15,700	14,300	1,400	10%
Class 8 heavy trucks	42,600	41,300	1,300	3%
Class 8 severe service trucks	12,100	10,900	1,200	11%
Total Traditional markets	75,700	71,500	4,200	6%
Combined Class 8 trucks	54,700	52,200	2,500	5%
Navistar Traditional retail deliveries	12,100	12,800	(700)	(5)%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Traditional Markets (U.S. and Canada)
Class 6 and 7 medium trucks	17%	20%	24%	26%	25%
Class 8 heavy trucks	12%	14%	12%	12%	11%
Class 8 severe service trucks	19%	20%	18%	22%	26%
Combined Class 8 trucks	14%	16%	14%	15%	14%
Truck Orders, net
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher future chargeouts. The following table summarizes our approximate net orders for Traditional units:

	Three Months Ended January 31,
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	2,300	1,500	800	53%
Class 6 and 7 medium trucks	4,300	3,300	1,000	30%
Class 8 heavy trucks	5,600	5,800	(200)	(3)%
Class 8 severe service trucks	2,200	1,900	300	16%
Total Traditional markets	14,400	12,500	1,900	15%
Combined Class 8 trucks	7,800	7,700	100	1%
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

	January 31, 2014
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	3,300	1,700	1,600	94%
Class 6 and 7 medium trucks	5,600	3,100	2,500	81%
Class 8 heavy trucks	10,100	7,000	3,100	44%
Class 8 severe service trucks(A)	2,200	1,800	400	22%
Total Traditional markets	21,200	13,600	7,600	56%
Combined Class 8 trucks	12,300	8,800	3,500	40%
_____________________________

(A)	The units in the first quarter of 2013 have been recast to exclude militarized units.
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended January 31,
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	1,900	2,000	(100)	(5)%
Class 6 and 7 medium trucks	3,200	4,100	(900)	(22)%
Class 8 heavy trucks	4,500	4,600	(100)	(2)%
Class 8 severe service trucks	1,900	2,400	(500)	(21)%
Total Traditional markets	11,500	13,100	(1,600)	(12)%
Military vehicles(A)	—	300	(300)	(100)%
Expansion markets(B)	5,500	6,600	(1,100)	(17)%
Total worldwide units(C)	17,000	20,000	(3,000)	(15)%
Combined Class 8 trucks	6,400	7,000	(600)	(9)%
_____________________________

(A)	The units in the first quarter of 2013 have been recast to include all militarized units.

(B)	Includes chargeouts related to Blue Diamond Truck ("BDT") of 2,400 units and 2,300 units during the first quarter of 2014 and 2013, respectively.

(C)
In the first quarter of 2013, chargeouts excludes: (i) 400 RV towables units, which was related to the Bison Coach trailer business sold in October 2013, and (ii) 200 units related to Monaco and WCC, both of which have been classified as discontinued operations.

Engine Shipments

	Three Months Ended January 31,
(in units)	2014	2013	Change	% Change
OEM sales-South America	21,700	25,700	(4,000)	(16)%
Intercompany sales	9,500	16,400	(6,900)	(42)%
Other OEM sales	1,500	1,900	(400)	(21)%
Total sales	32,700	44,000	(11,300)	(26)%
Liquidity and Capital Resources

	As of
(in millions)	January 31, 2014	October 31, 2013	January 31, 2013
Consolidated cash and cash equivalents	$549	$755	$497
Consolidated marketable securities	630	830	771
Consolidated cash, cash equivalents and marketable securities	$1,179	$1,585	$1,268
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
Consolidated cash, cash equivalents and marketable securities was $1.18 billion at January 31, 2014, which includes $65 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Three months ended January 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(368)	$275	$(93)
Net cash provided by (used in) investing activities	169	(55)	114
Net cash used in financing activities	(3)	(203)	(206)
Effect of exchange rate changes on cash and cash equivalents	(22)	1	(21)
Increase (decrease) in cash and cash equivalents	(224)	18	(206)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$503	$46	$549

	Three months ended January 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(203)	$269	$66
Net cash provided by (used in) investing activities	(376)	29	(347)
Net cash used in financing activities	(37)	(266)	(303)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)	(6)
Increase (decrease) in cash and cash equivalents	(621)	31	(590)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$438	$59	$497
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $368 million and $203 million in the three months ended January 31, 2014 and 2013, respectively. The net increase in cash used in the first three months of 2014, versus the comparable period in 2013, was primarily attributable to lower income and changes in inventory, partially offset by changes in accounts receivable, accounts payable and other current liabilities.
Cash paid for interest, net of amounts capitalized, was $64 million and $56 million in the three months ended January 31, 2014 and 2013, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities was $169 million in the three months ended January 31, 2014, compared to cash used of $376 million in the same period of 2013. The net increase in cash provided in the first three months of 2014 was primarily attributable to lower purchases and higher sales of marketable securities, partially offset by lower capital expenditures.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities was $3 million and $37 million in the three months ended January 31, 2014 and 2013, respectively. The net improvement in cash used in financing activities was primarily attributable to lower principal payments under capital lease obligations and higher proceeds from the exercise of stock options by employees, partially offset by principal payments on long-term debt and lower proceeds from the issuance of long-term debt.

Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities was $275 million and $269 million in the three months ended January 31, 2014 and 2013, respectively. The net increase in cash provided by operating activities was primarily due to the higher margin by which wholesale notes liquidations exceeded originations, partially offset by a decline in liquidations from retail notes receivables.
Cash paid for interest, net of amounts capitalized, remained constant at $14 million in the three month period ended January 31, 2014 and 2013. A decrease in finance receivables funding requirements was largely offset by the funding of the Intercompany Loan, and average interest rates remained constant.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $55 million in the three months ended January 31, 2014, compared to cash provided of $29 million in the same period of 2013. Changes in restricted cash levels required under our secured borrowings were the primary uses and sources of cash from investing activities in 2014 and 2013. In 2014, additional restricted cash was used to secure new borrowings of our Mexican financial services operation. In 2013, restricted cash declined as U.S. retail securitization balances declined.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities was $203 million and $266 million in the three months ended January 31, 2014 and 2013, respectively. The decrease in cash used in financing activities is primarily due to the lower margin by which periodic payments on our funding facilities exceeded new funding requirements.
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
For the three months ended January 31, 2014 and 2013, we contributed $29 million and $27 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $169 million during the remainder of 2014. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2015 through 2017, the Company will be required to contribute at least $174 million per year to the plans, depending on asset performance and discount rates.
For more information, see Note 8, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and National Highway Traffic Safety Administration issued final rules for greenhouse gas emissions and fuel economy on September 15, 2011. These begin to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles have been certified early for the 2013 model year with the remaining vehicles and all engines required to be certified in 2014. The next phase of federal greenhouse gas emission and fuel economy regulations, anticipated for 2020, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or greenhouse gas emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and greenhouse gas emission regulations. California is also in the initial stages of considering greenhouse gas emission rules for heavy duty vehicles. We expect that heavy duty vehicle and engine fuel economy and greenhouse gas emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2013. During the three months ended January 31, 2014, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments.

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Goodwill

•	Indefinite-Lived Intangible Assets

•	Contingency Accruals
Recently Issued and Adopted Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements. In addition, for the three months ended January 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2013. During the three months ended January 31, 2014, there have been no significant changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, we concluded that our disclosure controls and procedures were not effective as of October 31, 2013 due to two material weaknesses in our internal control over financial reporting described below. Based on those material weaknesses, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2014, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal controls over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The two material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, that existed as of October 31, 2013 and continued to exist as of January 31, 2014, are as follows:

1)
We did not have sufficient controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions.

2)
We did not maintain effective controls over the presentation of income tax expense between different categories of income. Specifically, we did not apply the exception within the intra-period tax allocation rules under applicable accounting guidance which requires, in certain circumstances, an allocation of tax expense to Other Comprehensive Income and an offsetting tax benefit to Continuing Operations, with no net impact to the total tax benefit included in total comprehensive loss.

Management’s Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.
Our initiatives, summarized below, are intended to remediate our material weaknesses and to continue to enhance our internal control over financial reporting.

1)
We are designing, documenting, and testing controls that are intended to validate the completeness and accuracy of the data used for warranty costs estimates and other significant accounting estimates and transactions.

2)
We already have a control in place in which outside tax advisors review the tax provision each quarter. To further strengthen controls, we are enhancing the quarterly discussions with our outside tax advisors to review business developments that could affect the determination or presentation of income tax expense.

(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting, as described above. However, our remediation efforts were not complete as of January 31, 2014. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 3.     Legal Proceedings
During the three months ended January 31, 2014, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, except for those disclosed below:
Shareholder Litigation
In the "10b-5 Cases” (as defined under Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements, above), the defendants filed Motions to Dismiss on December 17, 2013. The plaintiff filed an Omnibus Opposition to Defendants’ Motions to Dismiss, and a Motion to Strike on January 31, 2014. The defendants filed an opposition to the Motion to Strike on February 18, 2014 and filed a reply in support of their Motions to Dismiss and on March 3, 2014.

Item 1A.	Risk Factors
During the three months ended January 31, 2014, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6. Exhibits

Exhibit:	Description	Page

(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 5, 2014