Form 10-Q
period 2014-04-30
NAVISTAR INTERNATIONAL CORP
filed 2014-06-05
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2014, the number of shares outstanding of the registrant’s common stock was 81,328,555, net of treasury shares.

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

•
our anticipated costs relating to the implementation of our emissions compliance strategy and other product modifications that may be required to meet other federal, state, and foreign regulatory requirements;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2014	2013	2014	2013
Sales and revenues
Sales of manufactured products, net	$2,708	$2,487	$4,877	$5,085
Finance revenues	38	39	77	78
Sales and revenues, net	2,746	2,526	4,954	5,163
Costs and expenses
Costs of products sold	2,468	2,363	4,482	4,649
Restructuring charges	8	6	11	8
Asset impairment charges	151	—	169	—
Selling, general and administrative expenses	237	312	476	597
Engineering and product development costs	83	100	173	211
Interest expense	74	90	156	164
Other expense (income), net	(8)	(19)	6	(57)
Total costs and expenses	3,013	2,852	5,473	5,572
Equity in income of non-consolidated affiliates	3	4	3	3
Loss from continuing operations before income taxes	(264)	(322)	(516)	(406)
Income tax expense	(23)	(22)	(11)	(37)
Loss from continuing operations	(287)	(344)	(527)	(443)
Income (loss) from discontinued operations, net of tax	1	(21)	2	(30)
Net loss	(286)	(365)	(525)	(473)
Less: Net income attributable to non-controlling interests	11	9	20	24
Net loss attributable to Navistar International Corporation	$(297)	$(374)	$(545)	$(497)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(298)	$(353)	$(547)	$(467)
Income (loss) from discontinued operations, net of tax	1	(21)	2	(30)
Net loss	$(297)	$(374)	$(545)	$(497)

Earnings (loss) per share:
Basic:
Continuing operations	$(3.66)	$(4.39)	$(6.73)	$(5.82)
Discontinued operations	0.01	(0.26)	0.03	(0.37)
	$(3.65)	$(4.65)	$(6.70)	$(6.19)

Diluted:
Continuing operations	$(3.66)	$(4.39)	$(6.73)	$(5.82)
Discontinued operations	0.01	(0.26)	0.03	(0.37)
	$(3.65)	$(4.65)	$(6.70)	$(6.19)

Weighted average shares outstanding:
Basic	81.4	80.4	81.3	80.3
Diluted	81.4	80.4	81.3	80.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net loss attributable to Navistar International Corporation	$(297)	$(374)	$(545)	$(497)
Other comprehensive income (loss):
Foreign currency translation adjustment	48	3	(14)	20
Defined benefit plans (net of tax of $0, $1, $(1), and $1 respectively)	25	40	50	78
Total other comprehensive income	73	43	36	98
Total comprehensive loss attributable to Navistar International Corporation	$(224)	$(331)	$(509)	$(399)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30,	October 31,
(in millions, except per share data)	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$594	$755
Marketable securities	534	830
Trade and other receivables, net	630	737
Finance receivables, net	1,713	1,597
Inventories	1,384	1,210
Deferred taxes, net	39	72
Other current assets	228	258
Total current assets	5,122	5,459
Restricted cash	112	91
Trade and other receivables, net	28	29
Finance receivables, net	311	338
Investments in non-consolidated affiliates	69	77
Property and equipment (net of accumulated depreciation and amortization of $2,494 and $2,440, respectively)	1,693	1,741
Goodwill	38	184
Intangible assets (net of accumulated amortization of $102 and $97, respectively)	104	138
Deferred taxes, net	153	159
Other noncurrent assets	97	99
Total assets	$7,727	$8,315
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$956	$1,163
Accounts payable	1,569	1,502
Other current liabilities	1,527	1,596
Total current liabilities	4,052	4,261
Long-term debt	4,144	3,922
Postretirement benefits liabilities	2,496	2,564
Deferred taxes, net	14	33
Other noncurrent liabilities	1,093	1,136
Total liabilities	11,799	11,916
Redeemable equity securities	2	4
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 shares issued, $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,502	2,477
Accumulated deficit	(4,608)	(4,063)
Accumulated other comprehensive loss	(1,788)	(1,824)
Common stock held in treasury, at cost (5.5 and 6.3 shares, respectively)	(226)	(251)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,108)	(3,649)
Stockholders’ equity attributable to non-controlling interests	34	44
Total stockholders’ deficit	(4,074)	(3,605)
Total liabilities and stockholders’ deficit	$7,727	$8,315

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2014	2013
Cash flows from operating activities
Net loss	$(525)	$(473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	164
Depreciation of equipment leased to others	63	78
Deferred taxes, including change in valuation allowance	(2)	20
Asset impairment charges	169	8
Gain on sales of investments and businesses, net	—	(13)
Amortization of debt issuance costs and discount	27	31
Stock-based compensation	12	14
Provision for doubtful accounts, net of recoveries	9	13
Equity in income of non-consolidated affiliates, net of dividends	7	8
Write-off of debt issuance cost and discount	1	6
Other non-cash operating activities	(15)	(54)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(194)	155
Net cash used in operating activities	(326)	(43)
Cash flows from investing activities
Purchases of marketable securities	(788)	(759)
Sales of marketable securities	902	358
Maturities of marketable securities	182	134
Net change in restricted cash and cash equivalents	(21)	44
Capital expenditures	(50)	(107)
Purchases of equipment leased to others	(108)	(295)
Proceeds from sales of property and equipment	20	19
Proceeds from sales of affiliates	5	30
Net cash provided by (used in) investing activities	142	(576)
Cash flows from financing activities
Proceeds from issuance of securitized debt	152	200
Principal payments on securitized debt	(81)	(402)
Proceeds from issuance of non-securitized debt	473	339
Principal payments on non-securitized debt	(509)	(374)
Net increase in notes and debt outstanding under revolving credit facilities	3	80
Principal payments under financing arrangements and capital lease obligations	(14)	(51)
Debt issuance costs	(13)	(14)
Proceeds from financed lease obligations	34	263
Issuance of common stock	—	14
Proceeds from exercise of stock options	18	8
Dividends paid by subsidiaries to non-controlling interest	(30)	(25)
Other financing activities	—	4
Net cash provided by financing activities	33	42
Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Decrease in cash and cash equivalents	(161)	(582)
Cash and cash equivalents at beginning of the period	755	1,087
Cash and cash equivalents at end of the period	$594	$505

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)				(545)			20	(525)
Total other comprehensive income					36			36
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			9					9
Stock ownership programs			(8)			25		17
Equity component of convertible debt instruments, net of tax expense of $16			27					27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3			(5)					(5)
Cash dividends paid to non-controlling interest							(30)	(30)
Balance as of April 30, 2014	$3	$9	$2,502	$(4,608)	$(1,788)	$(226)	$34	$(4,074)

Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(497)			24	(473)
Total other comprehensive income					98			98
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			9					9
Stock ownership programs			(9)			16		7
Cash dividends paid to non-controlling interest							(25)	(25)
Issuance of common stock, net of issuance cost and fees			14					14
Deconsolidation of a non-controlling interest							(9)	(9)
Other			1					1
Balance as of April 30, 2013	$3	$9	$2,456	$(3,662)	$(2,227)	$(256)	$35	$(3,642)

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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford. As a result, our Consolidated Balance Sheets include assets of $298 million and $323 million and liabilities of $225 million and $188 million as of April 30, 2014 and October 31, 2013, respectively, from BDP and BDT, including $79 million and $56 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion and $989 million as of April 30, 2014 and October 31, 2013, respectively, and liabilities of $844 million and $778 million as of April 30, 2014 and October 31, 2013, respectively, all of which are involved in securitizations that are treated as

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

asset-backed debt. In addition, our Consolidated Balance Sheets include assets of $66 million and $61 million and corresponding liabilities of $51 million and $49 million as of April 30, 2014 and October 31, 2013, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related trusts are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2014	2013
Balance at beginning of period	$1,349	$1,118
Costs accrued and revenues deferred	153	226
Currency translation adjustment	(1)	—
Adjustments to pre-existing warranties(A)(B)	94	204
Payments and revenues recognized	(272)	(327)
Balance at end of period	1,323	1,221
Less: Current portion	626	647
Noncurrent accrued product warranty and deferred warranty revenue	$697	$574
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

In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or $0.64 per diluted share. In the second quarter of 2014, we recorded adjustments for changes in estimates of $42 million, or $0.52 per diluted share. The impact of income taxes on the 2014 adjustments is not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
In the first quarter of 2013, we recorded adjustments for changes in estimates of $40 million or $0.50 per diluted share. In the second quarter of 2013, we recorded adjustments for changes in estimates of $164 million, or $2.04 per diluted share. The impact of income taxes on the 2013 adjustments is not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.

(B)
In the first quarter of 2013, we recognized $13 million of charges for adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the first quarter of 2013, we reached an agreement for reimbursement from this supplier for this amount and other costs previously accrued. As a result of this agreement, we recognized a recovery of $27 million within Costs of products sold and recorded a receivable within Other current assets. In the second quarter of 2013, we recognized a warranty recovery of $13 million within Loss from discontinued operations, net of tax and recorded a receivable within Other current assets.

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $437 million and $420 million at April 30, 2014 and October 31, 2013, respectively. Revenue recognized under our extended warranty programs was $33 million and $60 million in the three and six months ended April 30, 2014, respectively, and $11 million and $40 million for the three and six months ended April 30, 2013, respectively. In the second quarter of 2014 and 2013, the North America Truck segment recognized charges of $34 million and $33 million, respectively, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. The majority of these changes are included in the adjustments to pre-existing warranties.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of April 30, 2014, approximately 5,700, or 65%, of our hourly workers and approximately 300, or 4%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the UAW will expire in October 2014. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Goodwill and Indefinite-Lived Intangible Assets
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
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
During the second quarter of 2014, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with goodwill of $142 million and an indefinite-lived intangible asset, trademark, of $43 million. As a result, we performed an impairment analysis in the second quarter utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the Brazilian engine reporting unit, including goodwill, exceeded its fair value. As a result we compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. A decrease in the enterprise value of the reporting unit coupled with appreciation in the value of certain tangible assets, which are not recognized for accounting purposes, resulted in the determination that the entire $142 million of goodwill was impaired. In addition, we determined that the related trademark was impaired and recognized an impairment charge of $7 million. The non-cash impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. The Brazilian engine reporting unit is included in the Global Operations segment.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Adopted Accounting Standards
In the six months ended April 30, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2014	2013	2014	2013
Sales and revenues, net	$—	$36	$—	$70

Income (loss) before income taxes	$1	$(21)	$2	$(30)
Income tax benefit (expense)	—	—	—	—
Income (loss) from discontinued operations, net of tax	$1	$(21)	$2	$(30)
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(collectively, the "Mahindra Joint Ventures"). In February 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Global Operations segment recognized a gain of $26 million in 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.
E-Z Pack
In the second quarter of 2014, the Company sold the E-Z Pack business, which related to the production of truck refuse bodies. E-Z Pack was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.

3. Restructurings and Impairments
Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In the three and six months ended April 30, 2014, the Company recognized Restructuring charges of $8 million and $11 million, respectively, compared to $6 million and $8 million in the three and six months ended April 30, 2013.
In the three and six months ended April 30, 2014, the Company recognized Asset impairment charges of $151 million and $169 million, respectively. There were no asset impairment charges in the comparable periods of 2013.
The following table reconciles our impairment charges in our Consolidated Statements of Operations:

(in millions)	Three Months Ended April 30, 2014	Six Months Ended April 30, 2014
Goodwill impairment charge	$142	$142
Intangible asset impairment charge	7	7
Other asset impairment charges	2	20
Total asset impairment charges	$151	$169
In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill and indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademarks were impaired. For more information, see Note 1, Summary of Significant Accounting Policies.
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the North America Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $19 million that was recognized in the six months ended April 30, 2014 in Asset impairment charges in the Company's Consolidated Statements of Operations.
Cost-Reductions and Other Strategic Initiatives
From time to time, we announced actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including but not limited to reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
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
In the second quarter of 2014, the Company initiated new cost-reduction actions, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $8 million in personnel costs for employee termination and related benefits, the majority of which is expected to be paid during the remainder of 2014. The Company expects the remaining restructuring charges will be paid throughout 2015.
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
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. Potential additional charges in future periods could range from $20 million to $70 million, primarily related to pension and postretirement costs and termination benefits, which are subject to employee negotiation, acceptance rates and the resolution of disputes related thereto.
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
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at April 30, 2014
Employee termination charges	$15	$9	$(8)	$—	$16
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	1	(4)	—	15
Other	1	—	(2)	—	(1)
Restructuring liability	$34	$11	$(15)	$—	$30

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at April 30, 2013
Employee termination charges	$72	$1	$(44)	$(3)	$26
Employee relocation costs	—	2	(2)	—	—
Lease vacancy	17	2	(3)	2	18
Other	—	4	(3)	—	1
Restructuring liability	$89	$9	$(52)	$(1)	$45
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.5 billion and $2.4 billion as of April 30, 2014 and October 31, 2013, respectively. Included in total assets are finance receivables of $2.0 billion and $1.9 billion as of April 30, 2014 and October 31, 2013, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net, consist of the following:

(in millions)	April 30, 2014	October 31, 2013
Retail portfolio	$807	$751
Wholesale portfolio	1,241	1,207
Total finance receivables	2,048	1,958
Less: Allowance for doubtful accounts	24	23
Total finance receivables, net	2,024	1,935
Less: Current portion, net(A)	1,713	1,597
Noncurrent portion, net	$311	$338
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2014 and October 31, 2013, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $989 million and $948 million as of April 30, 2014 and October 31, 2013, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $2 million and $4 million as of April 30, 2014 and October 31, 2013, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2014	2013	2014	2013
Retail notes and finance leases revenue	$16	$20	$33	$41
Wholesale notes interest	19	19	37	39
Operating lease revenue	15	12	29	24
Retail and wholesale accounts interest	7	7	13	13
Gross finance revenues	57	58	112	117
Less: Intercompany revenues	(19)	(19)	(35)	(39)
Finance revenues	$38	$39	$77	$78
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2014				Three Months Ended April 30, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$2	$36	$60	$23	$2	$24	$49
Provision for doubtful accounts, net of recoveries	3	—	1	4	1	—	10	11
Charge-off of accounts(A)	(3)	—	(2)	(5)	(3)	—	—	(3)
Other(B)	—	—	3	3	1	—	—	1
Allowance for doubtful accounts, at end of period	$22	$2	$38	$62	$22	$2	$34	$58

	Six Months Ended April 30, 2014				Six Months Ended April 30, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries	7	—	3	10	(1)	2	10	11
Charge-off of accounts(A)	(5)	—	(2)	(7)	(6)	—	—	(6)
Other(B)	(1)	—	—	(1)	2	—	—	2
Allowance for doubtful accounts, at end of period	$22	$2	$38	$62	$22	$2	$34	$58
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for the three and six months ended April 30, 2014 as well as for the three and six months ended April 30, 2013.

(B)	Amounts include currency translation.

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
The following table presents information regarding impaired finance receivables:

	April 30, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$14	$—	$14	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	6	—	6	6	—	6
Finance receivables on non-accrual status	15	—	15	10	—	10
For the impaired finance receivables in the retail portfolio as of April 30, 2014 and 2013, the average balances of those receivables were $16 million and $13 million during the six months ended April 30, 2014 and 2013, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$724	$1,237	$1,961	$699	$1,204	$1,903
30-90 days past due	69	2	71	44	2	46
Over 90 days past due	14	2	16	8	1	9
Total finance receivables	$807	$1,241	$2,048	$751	$1,207	$1,958
6. Inventories
The following table presents the components of Inventories:

(in millions)	April 30, 2014	October 31, 2013
Finished products	$808	$692
Work in process	74	58
Raw materials	502	460
Total inventories	$1,384	$1,210

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt

(in millions)	April 30, 2014	October 31, 2013
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $4 for both periods	$694	$693
8.25% Senior Notes, due 2021, net of unamortized discount of $21 and $22, respectively	1,179	1,178
3.00% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $4 and $26, respectively	163	544
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $21 and $23, respectively	179	177
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $43	368	—
Debt of majority-owned dealerships	48	48
Financing arrangements and capital lease obligations	59	77
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	15	20
Financed lease obligations	205	218
Other	35	39
Total Manufacturing operations debt	3,170	3,219
Less: Current portion	267	658
Net long-term Manufacturing operations debt	$2,903	$2,561

(in millions)	April 30, 2014	October 31, 2013
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$844	$778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	1,005	1,018
Commercial paper, at variable rates, program matures in 2015	30	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	51	49
Total Financial Services operations debt	1,930	1,866
Less: Current portion	689	505
Net long-term Financial Services operations debt	$1,241	$1,361
Manufacturing Operations
4.75% Senior Subordinated Convertible Notes
During the second quarter of 2014, we completed the private sale of $411 million of 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes"), including a portion of the underwriter's over-allotment option. The Company received proceeds of $402 million, net of $9 million of issuance costs. Interest is payable on April 15 and October 15 of each year until the maturity date. The 2019 Convertible Notes are senior subordinated unsecured obligations of the Company.
In accounting for the issuance, the 2019 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2019 Convertible Notes. We estimated the fair value of the liability component at $367 million. The equity component of $44 million, is recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in $8 million of debt issue costs being recorded in Other noncurrent assets and $1 million recorded as a reduction in Additional paid in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2019 Convertible Notes.
The Company has the option to redeem the 2019 Convertible Notes for cash, in whole or in part, on any business day on or after April 20, 2017 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

ending within 10 trading days immediately prior to the date of the redemption notice ("Optional Redemption"). The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders may convert the 2019 Convertible Notes into common stock of the Company at any time on or after October 15, 2018. Holders may also convert the 2019 Convertible Notes at their option prior to October 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after April 30, 2014, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the 5 business day period after any 5 consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if the Company exercises its Optional Redemption, as described above, after October 15, 2018, holders of the 2019 Convertible Notes will have the right to convert their 2019 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date, or; (iv) upon the occurrence of specified corporate events, as more fully described in the 2019 Convertible Notes indenture. The conversion rate will initially be 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $54.07 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
The 2019 Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of common stock (plus cash in lieu of fractional shares), cash ("Cash Settlement"), or any combination of cash and shares of common stock ("Combination Settlement"). If the Company elects a Cash Settlement or a Combination Settlement, the amounts due will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading-day observation period. If a holder converts its 2019 Convertible Notes on or after October 15, 2018, and the Company elects physical settlement, the holder will not receive the shares of common stock into which the 2019 Convertible Notes are convertible until after the expiration of the observation period, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the 2019 Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the 2019 Convertible Notes at a price equal to 100% of the principal amount of the 2019 Convertible Notes being repurchased plus any accrued and unpaid interest.
3.00% Senior Subordinated Convertible Notes
In October 2009, we completed the sale of $570 million aggregate principal amount of 3.00% senior subordinated convertible notes ("2014 Convertible Notes"), including over-allotment options. The 2014 Convertible Notes are senior subordinated unsecured obligations of the Company.
In connection with the sale of the 2014 Convertible Notes, the Company purchased call options for $125 million. The call options cover 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options are intended to minimize share dilution associated with the 2014 Convertible Notes. In addition, in connection with the sale of the 2014 Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to sell in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock.
During the second quarter of 2014, the Company used proceeds from the issuance of the 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. The Company recorded a charge of $11 million related to the repurchase which was recognized in Other expense (income), net. In conjunction with the repurchases of the 2014 Convertible Notes, call options representing 8,026,456 shares expired or were unwound by the Company and warrants representing 6,523,319 shares were unwound by the Company.
Financial Services Operations

In March 2014, the maturity date of the $500 million variable funding notes was extended from September 2014 to March 2015.
In November 2013, Navistar Financial, S.A. de C.V., SOFOM, E.N.R, our Mexican financial services affiliate ("NFM"), expanded its facility of five-year notes secured by retail finance receivables by selling an additional P$800 million (the equivalent of approximately US$61 million at April 30, 2014).

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In December 2013, International Truck Leasing Corporation, a special purpose, wholly-owned subsidiary of NFC, issued borrowings secured by operating and finance leases of $21 million.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2014, we contributed $36 million and $65 million, respectively, and for the three and six months ended April 30, 2013 we contributed $30 million and $57 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $133 million to our pension plans during the remainder of 2014.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the six months ended April 30, 2014 and 2013, as well as anticipated contributions for the remainder of 2014, are not material.
Components of Net Periodic Benefit Expense (Income)
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost for benefits earned during the period	$2	$5	$1	$2	$6	$10	$2	$4
Interest on obligation	40	36	17	16	79	72	34	31
Amortization of cumulative loss	23	32	4	8	47	64	8	15
Amortization of prior service benefit	—	—	(1)	(1)	—	—	(2)	(2)
Premiums on pension insurance	—	1	—	—	—	1	—	—
Expected return on assets	(48)	(47)	(8)	(9)	(96)	(94)	(16)	(17)
Net postretirement benefits expense	$17	$27	$13	$16	$36	$53	$26	$31
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $15 million in the three and six months ended April 30, 2014, respectively, and $8 million and $15 million for the three and six months ended April 30, 2013, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. For all periods presented, U.S. and certain foreign results are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years. In the second quarter of 2014, in accordance with the intraperiod tax allocation rules, the Company recorded a net benefit of $13 million in Income tax expense related to continuing operations, and an offsetting reduction in Additional paid in capital, which resulted from the issuance and repurchase of convertible notes. For more information, see Note 7, Debt.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on our U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. During the second quarter of 2014, our evaluation of the realizability of our Brazilian deferred tax assets resulted in a determination that a valuation allowance was required, due to a deterioration of operating performance in Brazil and an increase in net operating loss carryforwards. As a result, we recorded a net income tax expense of $29 million related to establishment of the valuation allowance and tax impact from the impairment of certain intangible assets. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2014, the amount of liability for uncertain tax positions was $63 million. If the unrecognized tax benefits are recognized, all but $7 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and six months ended April 30, 2014, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $1 million and income tax benefit of $2 million, respectively.
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
Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government securities and commercial paper with an original maturity greater than 90 days. We use quoted prices from active markets to determine fair value.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	April 30, 2014				October 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$241	$—	$—	$241	$396	$—	$—	$396
Other	293	—	—	293	434	—	—	434
Derivative financial instruments:
Foreign currency contracts	—	—	—	—	—	4	—	4
Interest rate caps	—	2	—	2	—	1	—	1
Total assets	$534	$2	$—	$536	$830	$5	$—	$835
Liabilities
Derivative financial instruments:
Foreign currency contracts	$—	$—	$—	$—	$—	$—	$—	$—
Guarantees	—	—	6	6	—	—	6	6
Total liabilities	$—	$—	$6	$6	$—	$—	$6	$6

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,
	2014		2013
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at February 1	$(6)	$—	$(7)	$—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at April 30	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—

	Six Months Ended April 30,
	2014		2013
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(6)	$—	$(7)	$—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at April 30	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	April 30, 2014	October 31, 2013
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$14	$15
Specific loss reserve	(6)	(6)
Fair value	$8	$9
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

In the second quarter of 2014, for the purpose of impairment evaluation the Company measured the implied fair value of the Company's Brazilian engine reporting unit's goodwill and the fair value of an indefinite-lived intangible asset, trademark. The Company's Brazilian engine reporting unit's goodwill was determined to be fully impaired and resulted in a non-cash charge of $142 million. In addition, the related trademark, with a carrying value of $43 million was determined to be impaired and a non-cash charge of $7 million was recognized. The impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the income approach to determine the fair value of these Level 3 assets. For more information, see Note 1, Summary of Significant Accounting Policies.

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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. Our Tax Exempt Bonds are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2014
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$306	$306	$302
Notes receivable	—	—	10	10	69
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	701	701	694
8.25% Senior Notes, due 2021	1,277	—	—	1,277	1,179
3.00% Senior Subordinated Convertible Notes, due 2014(A)	169	—	—	169	163
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	203	203	179
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	434	434	368
Debt of majority-owned dealerships	—	—	48	48	48
Financing arrangements	—	—	29	29	56
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	227	—	227	225
Promissory Note	—	—	15	15	15
Financed lease obligations	—	—	205	205	205
Other	—	—	33	33	35
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	838	838	844
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	984	984	1,005
Commercial paper, at variable rates, program matures in 2015	30	—	—	30	30
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	51	51	51

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$390	$390	$390
Notes receivable	—	—	13	13	14
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	720	720	693
8.25% Senior Notes, due 2021	1,274	—	—	1,274	1,178
3.00% Senior Subordinated Convertible Notes, due 2014(A)	586	—	—	586	544
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	203	203	177
Debt of majority-owned dealerships	—	—	48	48	48
Financing arrangements	—	—	44	44	73
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	229	—	229	225
Promissory Note	—	—	20	20	20
Financed lease obligations	—	—	218	218	218
Other	—	—	36	36	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	775	775	778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	990	990	1,018
Commercial paper, at variable rates, program matures in 2015	21	—	—	21	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	49	49	49
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

11. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In 2009, in connection with the sale of our 2014 Convertible Notes, we purchased call options and we entered into separate warrant transactions. The call options are intended to minimize share dilution associated with the 2014 Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital in the Company's Consolidated Balance Sheets, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended April 30, 2014 and 2013. None of our derivatives qualified for hedge accounting treatment during the three months ended April 30, 2014 and 2013.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at April 30, 2014 and at October 31, 2013. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At April 30, 2014 and October 31, 2013, our exposure to the credit risk of others was $2 million and $5 million, respectively.
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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	April 30, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$2
Interest rate caps	Other current assets	2	Other noncurrent liabilities	—
Total fair value		$2		$2

	October 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$4	Other current liabilities	$—
Interest rate caps	Other noncurrent assets	1	Other current liabilities	—
Total fair value		$5		$—
The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)		2014	2013	2014	2013
Foreign currency contracts	Other expense (income), net	$1	$(1)	$1	$(2)
Interest rate caps	Interest expense	2	—	1	—
Cross currency swaps	Other expense (income), net	(1)	—	—	—
Commodity forward contracts	Costs of products sold	—	2	—	2
Total loss		$2	$1	$2	$—
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the outstanding foreign currency contracts as of April 30, 2014 and October 31, 2013:

(in millions)	Currency	Notional Amount		Maturity
As of April 30, 2014
Forward exchange contract	EUR		€16	July 2014
As of October 31, 2013
Option collar contracts	EUR		€2	October 2013
Forward exchange contract	CAD	C$	90	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
Commodity Forward Contracts
During 2014 and 2013, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of April 30, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $4 million and outstanding steel contracts with aggregate notional values of $19 million. The commodity forward contracts have maturity dates ranging from April 30, 2014 to March 31, 2015. As of October 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $2 million and outstanding steel contracts with aggregate notional values of $11 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of April 30, 2014 and October 31, 2013, the notional amount of our outstanding cross currency swaps was $22 million and $45 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities. As of April 30, 2014 and October 31, 2013, the notional amount of our outstanding interest rate caps was $137 million and $78 million, respectively.
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE Capital Corporation and GE Capital Commercial, Inc. (collectively, "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE up to a maximum of the first 9.5% of the credit loss on those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.4 billion of outstanding loan principal and operating lease payments receivable at April 30, 2014 and October 31, 2013, respectively, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related financed values of these outstanding contracts were $2.2 billion and $2.0 billion at April 30, 2014 and October 31, 2013, respectively. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $178 million and financed lease obligations of $205 million in our Consolidated Balance Sheets for the period ended April 30, 2014.
Historically, our losses, representing the entire loss amount, on similar contracts, measured as a percentage of the average balance of the related contracts, ranged from 0.3% to 2.1%. Under limited circumstances NFC retains the right to originate

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

retail customer financings. Based on our historic experience of losses on similar contracts and the nature of the loss sharing arrangement, we do not believe our share of losses related to balances currently outstanding will be material.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2014, the amount of stand-by letters of credit and surety bonds was $128 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of April 30, 2014, the total credit limit under this program was $11 million of which $7 million was unused.
In addition, as of April 30, 2014, we have entered into various purchase commitments of $187 million and contracts that have cancellation fees of $46 million with various expiration dates through 2019.
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
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2014. The majority of these accrued liabilities are expected to be paid subsequent to 2015.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit and the brief for the appeal is scheduled for completion in June 2014. The Company also filed a motion in Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at April 30, 2014), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at April 30, 2014). IIAA disputes the allegations in the notice and proposed Consent Agreement and intends to vigorously defend itself.
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$11 million at April 30, 2014). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals has not yet ruled on the special appeal.
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
In April 2014, the parties entered into a settlement agreement which provides as follows: Wyeth will pay a negotiated settlement amount to the Estate of Lis Franco de Toledo, as well as the contingency fees of their respective attorneys, and upon payment, the Estate of Lis Franco de Toledo and its attorneys will grant Wyeth and MWM a full release. This settlement agreement was submitted to the Superior Court of Appeals and the Court has approved and ratified the settlement agreement, but requested that the Estate of Lis Franco de Toledo to provide evidence that the credit has been duly listed among the assets of the estate and that the respective taxes have been paid. The estate has submitted evidence that the credit has been duly listed among the assets and requested the Superior Court of Appeals to pay the inheritance tax from the Wyeth settlement proceeds. The Superior Court of Appeals has not issued a decision on this request yet.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Northern District of Texas (the "Court"). The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee (the "Trustee") as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the Trustee filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the Court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Trustee did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Trustee also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the Court denied. The Court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the final judgment and the motion for reconsideration as to Navistar Defense only. The Trustee filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's motion to dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit. The Fifth Circuit heard oral arguments on both appeals in November 2013. On May 5, 2014, the Fifth Circuit affirmed the judgment of the Court dismissing the original relator, Westbrook, for lack of standing, and the judgment of the Court dismissing the amended complaint for failure to state a claim. On May 19, 2014, the Relator filed a petition for rehearing/review. Navistar Defense cannot submit a response unless requested to do so by the Fifth Circuit.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. The defendants filed Motions to Dismiss on December 17, 2013. The plaintiff filed an Omnibus Opposition to Defendants’ Motions to Dismiss, and a Motion to Strike on January 31, 2014. The defendants filed their opposition to the Motion to Strike on February 18, 2014 and filed a reply in support of their Motions to Dismiss on March 3, 2014. The Court has scheduled a hearing date on the Motions to Dismiss of July 23, 2014.
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
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. Pursuant to a court order in August 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

from the SEC in connection with their inquiry, and we continue our full cooperation with the SEC in this matter. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Non-Conformance Penalties
In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for heavy-duty diesel ("HDD") engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA promulgated the Final Rule for heavy HDD engines in September 2012. The Final Rule did not include NCPs for medium HDD engines. Certain of the Company's competitors challenged in the D.C. Circuit Court of Appeals both the Final Rule and the certificates issued under the Final Rule. On December 11, 2013, the D.C. Circuit Court issued an opinion vacating the Final Rule. On February 10, 2014, the EPA filed a petition for panel rehearing asking the D.C. Circuit to reconsider that portion of its opinion vacating the Final Rule. In April 2014, EPA withdrew its request for rehearing of the Final Rule decision. The Petitioners simultaneously moved to dismiss their appeals of the 2013 NCP certificates. We expect that these developments will effectively conclude these legal matters. To the extent we are required to pay additional NCPs related to prior period model years, we do not expect them to be material. In the three and six months ended April 30, 2014, the North America Truck segment recorded charges totaling less than $1 million and $2 million, respectively, for NCPs for certain engine sales, compared to charges totaling $12 million and $22 million in the three and six months ended April 30, 2013, respectively.
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

•
Our North America Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At April 30, 2014, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

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
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). The following tables present selected financial information for our reporting segments:

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2014
External sales and revenues, net	$1,680	$611	$417	$38	$—	$2,746
Intersegment sales and revenues	129	12	6	19	(166)	—
Total sales and revenues, net	$1,809	$623	$423	$57	$(166)	$2,746
Income (loss) from continuing operations attributable to NIC, net of tax	$(134)	$126	$(150)	$24	$(164)	$(298)
Income tax expense	—	—	—	—	(23)	(23)
Segment profit (loss)	$(134)	$126	$(150)	$24	$(141)	$(275)
Depreciation and amortization	$69	$4	$8	$11	$7	$99
Interest expense	—	—	—	17	57	74
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(B)	26	1	1	—	1	29

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2013
External sales and revenues, net	$1,395	$621	$471	$39	$—	$2,526
Intersegment sales and revenues	120	14	22	19	(175)	—
Total sales and revenues, net	$1,515	$635	$493	$58	$(175)	$2,526
Income (loss) from continuing operations attributable to NIC, net of tax	$(303)	$114	$32	$19	$(215)	$(353)
Income tax expense	—	—	—	—	(22)	(22)
Segment profit (loss)	$(303)	$114	$32	$19	$(193)	$(331)
Depreciation and amortization	$114	$4	$9	$10	$5	$142
Interest expense	—	—	—	17	73	90
Equity in income (loss) of non-consolidated affiliates	3	2	(1)	—	—	4
Capital expenditures(B)	28	—	4	1	2	35

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2014
External sales and revenues, net	$2,957	$1,208	$712	$77	$—	$4,954
Intersegment sales and revenues	217	22	14	35	(288)	—
Total sales and revenues, net	$3,174	$1,230	$726	$112	$(288)	$4,954
Income (loss) from continuing operations attributable to NIC, net of tax	$(341)	$230	$(183)	$47	$(300)	$(547)
Income tax expense	—	—	—	—	(11)	(11)
Segment profit (loss)	$(341)	$230	$(183)	$47	$(289)	$(536)
Depreciation and amortization	$127	$8	$16	$21	$13	$185
Interest expense	—	—	—	34	122	156
Equity in income (loss) of non-consolidated affiliates	2	2	(1)	—	—	3
Capital expenditures(B)	38	5	4	1	2	50

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2013
External sales and revenues, net	$2,933	$1,290	$862	$78	$—	$5,163
Intersegment sales and revenues	247	32	37	39	(355)	—
Total sales and revenues, net	$3,180	$1,322	$899	$117	$(355)	$5,163
Income (loss) from continuing operations attributable to NIC, net of tax	$(404)	$231	$22	$41	$(357)	$(467)
Income tax expense	—	—	—	—	(37)	(37)
Segment profit (loss)	$(404)	$231	$22	$41	$(320)	$(430)
Depreciation and amortization	$185	$8	$18	$19	$12	$242
Interest expense	—	—	—	35	129	164
Equity in income (loss) of non-consolidated affiliates	5	3	(5)	—	—	3
Capital expenditures(B)	93	1	7	1	5	107

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2014	$2,306	$671	$878	$2,494	$1,378	$7,727
October 31, 2013	2,250	716	1,162	2,355	1,832	8,315
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $42 million and $82 million for the three and six months ended April 30, 2014, respectively and $46 million and $93 million for the three and six months ended April 30, 2013, respectively.

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
Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated other comprehensive loss, net of tax, by component for the three and six months ended April 30, 2014:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of January 31, 2014	$(137)	$(1,724)	$(1,861)
Other comprehensive income (loss) before reclassifications	48	(1)	47
Amounts reclassified out of accumulated other comprehensive loss	—	26	26
Net current-period other comprehensive income	48	25	73
Balance as of April 30, 2014	$(89)	$(1,699)	$(1,788)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2013	$(75)	$(1,749)	$(1,824)
Other comprehensive loss before reclassifications	(14)	(2)	(16)
Amounts reclassified out of accumulated other comprehensive loss	—	52	52
Net current-period other comprehensive income (loss)	(14)	50	36
Balance as of April 30, 2014	$(89)	$(1,699)	$(1,788)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	Three Months Ended April 30, 2014	Six Months Ended April 30, 2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)	$(2)
Amortization of actuarial loss	Selling, general and administrative expenses	27	54
	Total before tax	26	52
	Tax benefit (expense)	—	—
	Net of tax	$26	$52

Total reclassifications for the period, net of tax		$26	$52

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2014	2013	2014	2013
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(298)	$(353)	$(547)	$(467)
Income (loss) from discontinued operations, net of tax	1	(21)	2	(30)
Net loss	$(297)	$(374)	$(545)	$(497)

Denominator:
Weighted average shares outstanding:
Basic	81.4	80.4	81.3	80.3
Effect of dilutive securities	—	—	—	—
Diluted	81.4	80.4	81.3	80.3

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(3.66)	$(4.39)	$(6.73)	$(5.82)
Discontinued operations	0.01	(0.26)	0.03	(0.37)
Net loss	$(3.65)	$(4.65)	$(6.70)	$(6.19)
Diluted:
Continuing operations	$(3.66)	$(4.39)	$(6.73)	$(5.82)
Discontinued operations	0.01	(0.26)	0.03	(0.37)
Net loss	$(3.65)	$(4.65)	$(6.70)	$(6.19)
The conversion rate on our 2014 Convertible Notes is 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, the Company unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes.
We also purchased call options in connection with the sale of the 2014 Convertible Notes, covering 11.3 million shares at an exercise price of $50.27 per share, which are intended to minimize share dilution associated with the 2014 Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the 2014 Convertible Notes for determining diluted earnings per share as they are anti-dilutive. During the second quarter of 2014, call options representing 8.0 million shares expired or were unwound by the Company.
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
The conversion rate on our 2019 Convertible Notes is 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $54.07.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the three and six months ended April 30, 2014 and 2013, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

price was less than their respective exercise prices. For the three and six months ended April 30, 2014 the aggregate shares not included were 24.0 million and 27.3 million, respectively. For the three and six months ended April 30, 2013, the aggregate shares not included were 30.0 million and 29.0 million, respectively.
For the three months ended April 30, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 4.8 million shares related to warrants, 3.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the six months ended April 30, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 8.1 million shares related to the warrants, 7.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 3.8 million shares related to the 2019 Convertible Notes.
For both the three and six months ended April 30, 2013, the aggregate shares not included in the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants and 11.3 million shares related to the 2014 Convertible Notes.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2014 and October 31, 2013, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and six months ended April 30, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended April 30, 2014 and 2013.
The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2021, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indenture for each of the 8.25% Senior Notes, due 2021, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,893	$2,061	$(1,208)	$2,746
Costs of products sold	—	1,797	1,862	(1,191)	2,468
Restructuring charges	—	8	—	—	8
Asset impairment charges	—	—	153	(2)	151
All other operating expenses (income)	41	273	89	(17)	386
Total costs and expenses	41	2,078	2,104	(1,210)	3,013
Equity in income (loss) of affiliates	(269)	(141)	2	411	3
Income (loss) before income taxes	(310)	(326)	(41)	413	(264)
Income tax benefit (expense)	13	(8)	(28)	—	(23)
Earnings (loss) from continuing operations	(297)	(334)	(69)	413	(287)
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(297)	(334)	(68)	413	(286)
Less: Net income attributable to non-controlling interests	—	—	11	—	11
Net income (loss) attributable to Navistar International Corporation	$(297)	$(334)	$(79)	$413	$(297)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(297)	$(334)	$(79)	$413	$(297)
Other comprehensive income (loss):
Foreign currency translation adjustment	48	—	48	(48)	48
Defined benefit plans (net of tax of $0 tax for all entities)	25	25	—	(25)	25
Total other comprehensive income (loss)	73	25	48	(73)	73
Total comprehensive income (loss) attributable to Navistar International Corporation	$(224)	$(309)	$(31)	$340	$(224)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,317	$3,790	$(2,153)	$4,954
Costs of products sold	—	3,222	3,393	(2,133)	4,482
Restructuring charges	—	10	1	—	11
Asset impairment charges	—	—	171	(2)	169
All other operating expenses (income)	77	514	248	(28)	811
Total costs and expenses	77	3,746	3,813	(2,163)	5,473
Equity in income (loss) of affiliates	(481)	(152)	1	635	3
Income (loss) before income taxes	(558)	(581)	(22)	645	(516)
Income tax benefit (expense)	13	(1)	(23)	—	(11)
Earnings (loss) from continuing operations	(545)	(582)	(45)	645	(527)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(545)	(582)	(43)	645	(525)
Less: Net income attributable to non-controlling interests	—	—	20	—	20
Net income (loss) attributable to Navistar International Corporation	$(545)	$(582)	$(63)	$645	$(545)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(545)	$(582)	$(63)	$645	$(545)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14)	—	(14)	14	(14)
Defined benefit plans (net of tax of $(1), $0, $(1), $1, and, $(1), respectively)	50	50	—	(50)	50
Total other comprehensive income (loss)	36	50	(14)	(36)	36
Total comprehensive income (loss) attributable to Navistar International Corporation	$(509)	$(532)	$(77)	$609	$(509)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$280	$44	$270	$—	$594
Marketable securities	193	—	341	—	534
Restricted cash	18	4	90	—	112
Finance and other receivables, net	3	136	2,553	(10)	2,682
Inventories	—	749	648	(13)	1,384
Investments in non-consolidated affiliates	(6,570)	6,433	66	140	69
Property and equipment, net	—	899	790	4	1,693
Goodwill	—	—	38	—	38
Deferred taxes, net	1	13	178	—	192
Other	38	156	237	(2)	429
Total assets	$(6,037)	$8,434	$5,211	$119	$7,727
Liabilities and stockholders’ equity (deficit)
Debt	$2,114	$967	$2,024	$(5)	$5,100
Postretirement benefits liabilities	—	2,340	234	—	2,574
Amounts due to (from) affiliates	(7,412)	11,392	(4,128)	148	—
Other liabilities	3,367	624	210	(76)	4,125
Total liabilities	(1,931)	15,323	(1,660)	67	11,799
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,108)	(6,889)	6,837	52	(4,108)
Total liabilities and stockholders’ equity (deficit)	$(6,037)	$8,434	$5,211	$119	$7,727

Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(458)	$(961)	$85	$1,008	$(326)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	5	(1)	(25)	—	(21)
Net sales of marketable securities	389	—	(93)	—	296
Capital expenditures and purchase of equipment leased to others	—	(67)	(91)	—	(158)
Other investing activities	—	8	17	—	25
Net cash provided by (used in) investment activities	394	(60)	(192)	—	142
Cash flows from financing activities
Net borrowings (repayments) of debt	(10)	959	68	(1,006)	11
Other financing activities	18	34	(30)	—	22
Net cash provided by (used in) financing activities	8	993	38	(1,006)	33
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	(2)	(10)
Decrease in cash and cash equivalents	(56)	(28)	(77)	—	(161)
Cash and cash equivalents at beginning of the period	336	72	347	—	755
Cash and cash equivalents at end of the period	$280	$44	$270	$—	$594

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,493	$2,293	$(1,260)	$2,526
Costs of products sold	—	1,622	1,987	(1,246)	2,363
Restructuring charges	—	4	2	—	6
All other operating expenses (income)	(48)	349	125	57	483
Total costs and expenses	(48)	1,975	2,114	(1,189)	2,852
Equity in income (loss) of affiliates	(422)	50	1	375	4
Income (loss) before income taxes	(374)	(432)	180	304	(322)
Income tax expense	—	(1)	(21)	—	(22)
Earnings (loss) from continuing operations	(374)	(433)	159	304	(344)
Loss from discontinued operations, net of tax	—	—	(21)	—	(21)
Net income (loss)	(374)	(433)	138	304	(365)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(374)	$(433)	$129	$304	$(374)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(374)	$(433)	$129	$304	$(374)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	—	2	(2)	3
Defined benefit plans (net of tax of $1, $0, $1, $(1), and, $1, respectively)	40	35	5	(40)	40
Total other comprehensive income (loss)	43	35	7	(42)	43
Total comprehensive income (loss) attributable to Navistar International Corporation	$(331)	$(398)	$136	$262	$(331)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,102	$4,551	$(2,490)	$5,163
Costs of products sold	—	3,217	3,896	(2,464)	4,649
Restructuring charges	—	4	4	—	8
All other operating expenses (income)	(27)	580	317	45	915
Total costs and expenses	(27)	3,801	4,217	(2,419)	5,572
Equity in income (loss) of affiliates	(524)	104	(1)	424	3
Income (loss) before income taxes	(497)	(595)	333	353	(406)
Income tax expense	—	(12)	(25)	—	(37)
Earnings (loss) from continuing operations	(497)	(607)	308	353	(443)
Loss from discontinued operations, net of tax	—	—	(30)	—	(30)
Net income (loss)	(497)	(607)	278	353	(473)
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Net income (loss) attributable to Navistar International Corporation	$(497)	$(607)	$254	$353	$(497)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(497)	$(607)	$254	$353	$(497)
Other comprehensive income (loss):
Foreign currency translation adjustment	20	—	20	(20)	20
Defined benefit plans (net of tax of $1, $0, $1, $(1), and, $1, respectively)	78	70	8	(78)	78
Total other comprehensive income (loss)	98	70	28	(98)	98
Total comprehensive income (loss) attributable to Navistar International Corporation	$(399)	$(537)	$282	$255	$(399)

Condensed Consolidating Balance Sheet as of October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$336	$72	$347	$—	$755
Marketable securities	581	1	248	—	830
Restricted cash	23	3	65	—	91
Finance and other receivables, net	3	148	2,561	(11)	2,701
Inventories	—	621	608	(19)	1,210
Investments in non-consolidated affiliates	(6,123)	6,600	73	(473)	77
Property and equipment, net	—	937	807	(3)	1,741
Goodwill	—	—	184	—	184
Deferred taxes, net	—	13	219	(1)	231
Other	36	156	304	(1)	495
Total assets	$(5,144)	$8,551	$5,416	$(508)	$8,315
Liabilities and stockholders’ equity (deficit)
Debt	$2,125	$1,002	$1,960	$(2)	$5,085
Postretirement benefits liabilities	—	2,407	245	—	2,652
Amounts due to (from) affiliates	(6,988)	10,846	(3,932)	74	—
Other liabilities	3,362	646	250	(79)	4,179
Total liabilities	(1,501)	14,901	(1,477)	(7)	11,916
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interest	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,647)	(6,350)	6,849	(501)	(3,649)
Total liabilities and stockholders’ equity (deficit)	$(5,144)	$8,551	$5,416	$(508)	$8,315

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
Second Quarter Summary
We continue to make progress on our "Drive-to-Deliver" turnaround plan. We believe we are taking the necessary actions to improve our future performance. Also, we continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. In the second quarter of 2014, the Company initiated new cost-reduction actions and sold the E-Z Pack business, which related to the production of truck refuse bodies.
The industry for our Traditional markets is improving. We now anticipate the truck industry retail deliveries for our Traditional markets to fall in the upper-end of our estimated 2014 range. In the second quarter of 2014, the truck industry retail deliveries for our Traditional markets were up 13%, compared to the prior year quarter. Our chargeouts of trucks in our Traditional markets were up 25%, reflecting a 49% increase in Class 8 Heavy trucks. In addition, in the second quarter of 2014, orders received for trucks in our Traditional markets were up 48% compared to the prior year quarter.
In Brazil, the economic downturn resulted in the continued decline in actual and forecasted results. As a result of testing for impairment of goodwill and certain long-lived assets in our South American operations, we concluded certain assets were impaired and recognized a non-cash charge of $149 million, primarily related to goodwill in the second quarter of 2014. In addition, we established a valuation allowance on our deferred tax assets related to our Brazilian operations, which impacted income tax expense by $29 million.
Also during the quarter, we completed the private sale of $411 million of senior subordinated convertible notes due in April 2019. We used the net proceeds from the issuance, as well as cash on-hand, to repurchase $404 million of the 2014 Convertible Notes, which mature in October 2014.
Financial Summary

•
Continuing Operating Results—In the second quarter of 2014, our consolidated net sales and revenues were $2.7 billion, up 9% compared to the prior year quarter. The 9% increase reflects higher sales in our North America Truck segment, partially offset by lower sales from our Global Operations and North America Parts segments. In the first half of 2014, our consolidated net sales and revenues were $5.0 billion, down 4% compared to the first half of 2013. The 4% decrease reflects lower sales from our Global Operations and North America Parts segments, and flat sales in our North America Truck segment.

The improvement by the North America Truck segment reflects improved Traditional truck volumes. The increase in our Traditional market truck sales volumes reflects the increase in volumes in the truck industry. These increases were partially offset by lower military sales, reflecting lower demand for our military products and services. Also contributing to the increase in comparative sales in the North America Truck segment were out-of-period adjustments recorded during the second quarter of 2013.

The loss from continuing operations before income taxes was $264 million and $516 million in the second quarter and first half of 2014, respectively, compared to losses of $322 million and $406 million in the second quarter and first half of 2013, respectively.
The improvement in our comparative results in the second quarter of 2014 was primarily driven by the lower charges for adjustments related to pre-existing warranties and structural costs (include Selling, general and administrative ("SG&A") expenses and Engineering and product development costs), partially offset by asset impairment charges. In the second quarter of 2014, the charges for adjustments to pre-existing warranties decreased by $122 million, compared to the prior year quarter. In addition, structural costs were lower by 22% reflecting the impact of our cost-reduction and other initiatives. Partially offsetting these improvements in the second quarter of 2014 was a non-cash charge of $149 million for the impairment of goodwill and the trademark of our South American engine operations. Also, we recorded gains of $28 million in the second quarter of 2013 related to the sale of the Company's interests in the Mahindra Joint Ventures and $35 million in the first half of 2013 from a legal settlement.
In the second quarter and first half of 2014, we recognized income tax expense from continuing operations of $23 million and $11 million, respectively, compared to expense of $22 million and $37 million in the second quarter and first half of 2013. The income tax expense in 2014 included an expense of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by a net benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes.
After income taxes, the loss from continuing operations attributable to Navistar International Corporation was $298 million and $547 million, or $3.66 and $6.73, per diluted share, respectively, in the second quarter and first half of 2014, compared to a loss of $353 million and $467 million, or $4.39 and $5.82 per diluted share, respectively, in the respective prior year periods.

•
Liquidity—We ended the second quarter of 2014 with $1.13 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.59 billion as of October 31, 2013. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to spending related to warranty claims, debt servicing payments, contributions to our benefit plan, and capital expenditures.

During the second quarter of 2014, the Company completed the private sale of $411 million of the 2019 Convertible Notes, including certain over-allotment options exercised. The Company used the net proceeds from the issuance of the 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and six months ended April 30, 2014 as compared to the three and six months ended April 30, 2013

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except per share data and % change)	2014	2013	Change		2014	2013	Change
Sales and revenues, net	$2,746	$2,526	$220	9%	$4,954	$5,163	$(209)	(4)%
Costs of products sold	2,468	2,363	105	4%	4,482	4,649	(167)	(4)%
Restructuring charges	8	6	2	33%	11	8	3	38%
Asset impairment charges	151	—	151	N.M.	169	—	169	N.M
Selling, general and administrative expenses	237	312	(75)	(24)%	476	597	(121)	(20)%
Engineering and product development costs	83	100	(17)	(17)%	173	211	(38)	(18)%
Interest expense	74	90	(16)	(18)%	156	164	(8)	(5)%
Other expense (income), net	(8)	(19)	11	(58)%	6	(57)	63	N.M.
Total costs and expenses	3,013	2,852	161	6%	5,473	5,572	(99)	(2)%
Equity in income of non-consolidated affiliates	3	4	(1)	(25)%	3	3	—	—%
Loss from continuing operations before income taxes	(264)	(322)	58	(18)%	(516)	(406)	(110)	27%
Income tax expense	(23)	(22)	(1)	5%	(11)	(37)	26	(70)%
Loss from continuing operations	(287)	(344)	57	(17)%	(527)	(443)	(84)	19%
Less: Net income attributable to non-controlling interests	11	9	2	22%	20	24	(4)	(17)%
Loss from continuing operations(A)	(298)	(353)	55	(16)%	(547)	(467)	(80)	17%
Income (loss) from discontinued operations, net of tax	1	(21)	22	N.M.	2	(30)	32	N.M.
Net loss(A)	$(297)	$(374)	$77	(21)%	$(545)	$(497)	$(48)	10%

Diluted earnings (loss) per share:(A)
Continuing operations	$(3.66)	$(4.39)	$0.73	(17)%	$(6.73)	$(5.82)	$(0.91)	16%
Discontinued operations	0.01	(0.26)	0.27	N.M.	0.03	(0.37)	0.40	N.M.
	$(3.65)	$(4.65)	$1.00	(22)%	$(6.70)	$(6.19)	$(0.51)	8%
Diluted weighted average shares outstanding	81.4	80.4	1.0	1%	81.3	80.3	1.0	1%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Truck	$1,809	$1,515	$294	19%	$3,174	$3,180	$(6)	—%
North America Parts	623	635	(12)	(2)%	1,230	1,322	(92)	(7)%
Global Operations	423	493	(70)	(14)%	726	899	(173)	(19)%
Financial Services	57	58	(1)	(2)%	112	117	(5)	(4)%
Corporate and Eliminations	(166)	(175)	9	(5)%	(288)	(355)	67	(19)%
Total	$2,746	$2,526	$220	9%	$4,954	$5,163	$(209)	(4)%

In the second quarter of 2014, the North America Truck segment net sales increase of $294 million, or 19%, was primarily due to improved Traditional truck volumes. In the first half of 2014, the North America Truck segment net sales were flat compared to the prior year period, reflecting higher truck sales volumes in our Traditional market, offset by lower military sales.
Also impacting the comparative results in sales in the North America Truck segment was an out-of-period adjustments identified and recorded during the second quarter of 2013. The adjustment was related to certain third-party equipment financings by GE, which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. In the second quarter and first half of 2013, the Company recorded certain out-of-period adjustments for the correction of prior period errors, which included a net decrease of $124 million and $113 million, respectively, to net sales related to prior periods.
In the second quarter and first half of 2014, the North America Parts segment net sales decrease of $12 million and $92 million, or 2% and 7%, respectively, was primarily due to lower military sales, partially offset by improvements in our commercial markets.
The Global Operations segment net sales decrease of $70 million and $173 million, or 14% and 19%, respectively, was primarily due to lower engine volumes due to the economic downturn in Brazil. Also impacting the change in segment revenue in the first half of 2014 was the unfavorable impact of fluctuations in foreign exchange rates, and lower chargeouts from our export truck sales.
The Financial Services segment net revenues were comparable to the prior year periods, primarily driven by a decline in the average finance receivables balance, offset by higher revenues from operating leases.
Costs of products sold
In the second quarter of 2014, cost of products sold increased by $105 million, reflecting the impact of higher net sales in the North America Truck segment, partially offset by lower net sales in the Global Operations segment. In addition, the North America Truck segment was impacted by certain out-of-period adjustments that lowered cost of products sold in the second quarter of 2013 and lower charges for adjustments related to pre-existing warranties, partially offset by a shift in our Traditional market to a greater mix of higher cost units that incorporate the SCR after-treatment system.
As described above, in the second quarter of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, the cost of products sold of the North America Truck segment decreased by $126 million and $113 million in the second quarter and first half of 2013, respectively.
In the second quarters of 2014 and 2013, the Company recognized charges for adjustments to pre-existing warranties of $42 million and $164 million, respectively, reflecting an unanticipated increase in warranty spend, primarily for certain 2010 emission standard engines, including charges related to certain field campaigns we initiated to address issues in products sold. Additionally in the second quarter of 2014 and 2013, the North America Truck segment recognized charges of $34 million and $33 million, respectively, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. In the first halves of 2014 and 2013, the Company recognized charges for adjustments to pre-existing warranties of $94 million and $204 million, respectively. Also in the first half of 2013, we recognized a warranty recovery of $27 million. The North America Truck segment recognized the majority of the charges for adjustments to pre-existing warranties. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring charges
In the second quarter of 2014, we incurred restructuring charges of $8 million related to cost reduction actions that included a reduction-in-force in the U.S. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $151 million and $169 million in the second quarter and first half of 2014, respectively. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

In addition, in the first half of 2014, the North America Truck segment recorded asset impairment charges of $19 million, which were the result of a triggering event relating to the determination that certain assets were held-for-sale, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $75 million and $121 million in the second quarter and first half of 2014, respectively, reflects the impact of our cost-reduction initiatives. In the fourth quarter of 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $17 million and $38 million in the second quarter and first half of 2014, respectively, is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.
Interest expense
In the second quarter and first half of 2014, the Interest expense decrease of $16 million and $8 million, respectively, was primarily due to the impact of certain out-of-period adjustments recorded in the second quarter of 2013, as well as the purchase of certain manufacturing equipment that was previously accounted for as a financing arrangement, related to a sale and leaseback transaction.
As described above, in the second quarter of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, interest expense increased by $11 million and $8 million in the second quarter and first half of 2013, respectively, related to prior periods.
Partially offsetting these decreases was the increase in our average outstanding debt balances during the first half of 2014 compared to the first half of 2013. The change in our average outstanding debt balances was primarily the result of the issuance of additional 8.25% Senior Notes, due 2021, in March 2013, the private sale of the 4.50% Senior Subordinated Convertible Notes, due 2018, in October 2013, the private sale of the 4.75% Senior Subordinated Convertible Notes, due 2019, in April 2014, partially offset by the principal payment of $300 million against the Senior Secured Term Loan Credit Facility in April 2013 and the repurchase of a portion of the 3.00% Senior Subordinated Convertible Notes, due 2014, in April 2014.
Other expense (income), net
We recognized Other net income of $8 million and expense of $6 million in the second quarter and first half of 2014, respectively, compared to Other net income of $19 million and $57 million in the respective prior year periods.
The income in the second quarter of 2014 consisted of a gain recognized due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and a net favorable impact from foreign exchange rates, offset by $11 million of charges related to the repurchase of a portion of the 3.00% Senior Subordinated Convertible Notes, due 2014, which primarily consisted of the write-off of related discount and debt issuance costs. Additionally, the expense in the first half of 2014 included a net unfavorable impact of $17 million due to fluctuations in foreign exchange rates, particularly in the Corporate and Eliminations due to the weakening of the Canadian Dollar against the U.S. Dollar, as well as in the Global Operations segment due to the weakening of the Brazilian Real against the U.S. Dollar.
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
Income tax expense
In the second quarter and first half of 2014, we recognized an income tax expense from continuing operations of $23 million and $11 million, respectively, compared to expense of $22 million and $37 million in the respective prior year periods. In the second quarter of 2014, the income tax expense included: (i) an expense of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, (ii) a net benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes, (iii) a change in the geographical mix of earnings and losses, and (iv) certain discrete items. In both periods, the impact of income taxes on U.S.

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
Income (loss) from discontinued operations, net of tax
In the second quarter and first half of 2014, we incurred income from discontinued operations of $1 million and $2 million, respectively, compared to a loss of $21 million and $30 million in the respective prior year periods. The income from discontinued operations was comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
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
North America Truck Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Truck segment sales, net	$1,809	$1,515	$294	19%	$3,174	$3,180	$(6)	—%
North America Truck segment loss	(134)	(303)	169	(56)%	(341)	(404)	63	(16)%
Segment sales
In the second quarter of 2014, the North America Truck segment net sales increase of $294 million, or 19%, was primarily due to improved Traditional truck volumes and the impact of certain out-of-period adjustments recorded in the second quarter of 2013. The increase in our Traditional market truck sales volumes reflects the increase in volumes in the truck industry. These increases were partially offset by lower military sales, reflecting lower demand for our military products and services. Truck chargeouts from our Traditional market were up 25%, reflecting a 49% increase of Class 8 Heavy trucks and a 20% increase in Class 6 and 7 Medium trucks.
In the first half of 2014, net sales were flat compared to the prior year period, reflecting higher truck sales volumes in our Traditional market and the impact of certain out-of-period adjustment recorded in the second quarter of 2013, offset by lower military sales. Truck chargeouts from our Traditional market were up 7%, reflecting a 23% increase of Class 8 Heavy trucks, partially offset by an 11% decrease in Class 8 Severe Service trucks.
As described above in the Results of Operations, in the second quarter of 2013, the segment identified and recorded out-of-period adjustments for the correction of prior-period errors, relating to certain third-party equipment financings by GE that we have accounted for as borrowings. As a result of correcting these errors, the segment recorded out-of-period adjustments, which included a net decrease in net sales of $124 million and $113 million in the second quarter and first half of 2013, respectively, related to prior periods.

Segment loss
In the second quarter and first half of 2014, the North America Truck segment improved its segment loss by $169 million and $63 million, respectively, primarily driven by lower charges for adjustments related to pre-existing warranties. The charges for adjustments to pre-existing warranties decreased by $122 million and $112 million, respectively, as compared to the prior year period. Partially offsetting these charges for warranty was recognition of a warranty recovery of $27 million in the first half of 2013. In addition, in the first half of 2014, gross margin was impacted by the continued shift to a greater mix of units that incorporate SCR after-treatment systems.
SG&A expenses and Engineering and product development costs continued to decline. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.
In the first half of 2014, the segment recorded charges of $2 million, the majority of which was recognized in the first quarter of 2014, for non-conformance penalties, primarily for certain pre-engine model year 2014 13L engines sales, compared to $12 million and $22 million in the second quarter and first half of 2013. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
Offsetting these factors were certain one-time charges. The segment incurred asset impairment charges of $19 million, of which $18 million was recorded in the first quarter of 2014, which were the result of a triggering event related to the determination that certain assets were held-for-sale resulted from our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. In the second quarter and first half of 2013, the segment recognized charges of $10 million and $35 million, respectively, for accelerated depreciation of certain assets, primarily related to the closure of our Garland, Texas truck manufacturing facility and the discontinuation of certain engine programs, particularly the MaxxForce15L engine. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
North America Parts Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Parts segment sales, net	$623	$635	$(12)	(2)%	$1,230	$1,322	$(92)	(7)%
North America Parts segment profit	126	114	12	11%	230	231	(1)	—%
Segment sales
In the second quarter and first half of 2014, the North America Parts segment net sales decrease of $12 million and $92 million, or 2% and 7%, respectively, was primarily due to lower military sales, partially offset by improvements in our commercial markets. The decline in military sales reflects lower sales of upgrade kits and sustainment parts, as well as the impact of the definitization of pricing on certain military contracts in the second quarter of 2013.
Segment profit
In the second quarter of 2014, the $12 million increase in North America Parts segment profit was primarily driven by lower SG&A expenses due to the impact of our cost-reduction initiatives. The North America Parts segment was also allocated lower intercompany "access fees" due to cost-reduction initiatives in the North America Truck segment. Access fees consist of certain engineering and product development costs, depreciation expense, and SG&A. In addition, particularly in the first half of 2014, the segment profit was negatively impacted by the decrease in net sales, which offset the lower SG&A expense and access fees.

Global Operations Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
Global Operations segment sales, net	$423	$493	$(70)	(14)%	$726	$899	$(173)	(19)%
Global Operations segment profit (loss)	(150)	32	(182)	N.M.	(183)	22	(205)	N.M.
Segment sales
In the second quarter and first half of 2014, the Global Operations segment net sales decrease of $70 million and $173 million, or 14% and 19%, was primarily driven by a decrease of $87 million and $149 million, respectively, in our South America engine operations. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 18% and 19% in the respective comparative periods. Our South American engine operations were also impacted by the devaluation of the Brazilian Real to the U.S. dollar of 14% and 13% for the second quarter and first half of 2014, compared to the comparable prior year periods. Also contributing to the decrease in sales in the first half of 2014 is a decrease of $55 million of revenues from our export truck operations, which reflects a 24% decrease in chargeouts. The decrease in the first half of 2014 was partially offset by a $33 million increase in revenue from Brazil truck operations in the first half of 2014.
Segment profit (loss)
In the second quarter and first half of 2014, the Global Operations segment profit decreases of $182 million and $205 million, respectively, were primarily the result of $149 million of non-cash charges in the second quarter of 2014 for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark. As a result of the economic downturn in Brazil causing declines in actual and forecasted results we tested the goodwill of our Brazilian reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
In addition, the comparative results decreased by $28 million as the result of a gain recognized in the second quarter of 2013 related to the sale of the Company's interest in the Mahindra Joint Ventures to Mahindra in February 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
In the second quarter and first half of 2014, the remaining decreases in segment profit in the comparative periods of $5 million and $28 million, respectively, were primarily due to the decreased results in our South American engine operations reflecting lower volumes and to a lesser extent the impact of foreign currency. This decrease was partially offset by improved profits associated with our export truck operations, which was primarily the result of improved geographic mix. The comparative results also reflect lower engineering and product development costs of $3 million and $7 million, respectively, primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives.
Financial Services Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
Financial Services segment revenues, net	$57	$58	$(1)	(2)%	$112	$117	$(5)	(4)%
Financial Services segment profit	24	19	5	26%	47	41	6	15%
Segment revenues
In the second quarter and first half of 2014, the Financial Services segment net revenues were comparable to the prior year periods, reflecting the continued decline in the average retail note receivables balance, offset by higher revenues from operating leases. The decline in the average retail note receivables balance reflects lower loan originations in the U.S., partially offset by higher loan originations in Mexico.
Segment profit
In the second quarter and first half of 2014, the increase of $5 million and $6 million, respectively, in the Financial Services segment profit was primarily due to higher interest income from intercompany loans, partially offset by the lower net financial margin due to the decline in the average retail note receivables balance in the U.S., as well as an increase in the provision for loan losses in Mexico due to their increase in the finance receivables balance.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Traditional truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	3,900	3,800	100	3%	9,200	8,800	400	5%
Class 6 and 7 medium trucks	19,500	16,900	2,600	15%	35,200	31,200	4,000	13%
Class 8 heavy trucks	42,600	37,500	5,100	14%	85,200	78,800	6,400	8%
Class 8 severe service trucks	12,000	10,600	1,400	13%	24,100	21,500	2,600	12%
Total Traditional markets	78,000	68,800	9,200	13%	153,700	140,300	13,400	10%
Combined Class 8 trucks	54,600	48,100	6,500	14%	109,300	100,300	9,000	9%
Navistar Traditional retail deliveries	14,600	12,300	2,300	19%	26,700	25,100	1,600	6%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
Traditional Markets (U.S. and Canada)
Class 6 and 7 medium trucks	26%	17%	20%	24%	26%
Class 8 heavy trucks	14%	12%	14%	12%	12%
Class 8 severe service trucks	17%	19%	20%	18%	22%
Combined Class 8 trucks	15%	14%	16%	14%	15%
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

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	2,900	3,100	(200)	(6)%	5,200	4,600	600	13%
Class 6 and 7 medium trucks	6,000	3,800	2,200	58%	10,300	7,100	3,200	45%
Class 8 heavy trucks	9,200	4,400	4,800	109%	14,800	10,200	4,600	45%
Class 8 severe service trucks	2,300	2,500	(200)	(8)%	4,600	4,400	200	5%
Total Traditional markets	20,400	13,800	6,600	48%	34,900	26,300	8,600	33%
Combined Class 8 trucks	11,500	6,900	4,600	67%	19,400	14,600	4,800	33%

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

	As of April 30, 2014
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	3,400	2,300	1,100	48%
Class 6 and 7 medium trucks	6,200	2,200	4,000	182%
Class 8 heavy trucks	12,800	6,600	6,200	94%
Class 8 severe service trucks(A)	2,500	2,600	(100)	(4)%
Total Traditional markets	24,900	13,700	11,200	82%
Combined Class 8 trucks	15,300	9,200	6,100	66%
_____________________________

(A)	The units in 2013 have been recast to exclude militarized units.
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	2,700	2,500	200	8%	4,700	4,500	200	4%
Class 6 and 7 medium trucks	5,400	4,500	900	20%	8,600	8,600	—	—%
Class 8 heavy trucks	6,700	4,500	2,200	49%	11,200	9,100	2,100	23%
Class 8 severe service trucks	2,100	2,000	100	5%	3,900	4,400	(500)	(11)%
Total Traditional markets	16,900	13,500	3,400	25%	28,400	26,600	1,800	7%
Military vehicles(A)	100	400	(300)	(75)%	100	700	(600)	(86)%
Expansion markets(B)	6,700	5,900	800	14%	12,100	12,500	(400)	(3)%
Total worldwide units(C)	23,700	19,800	3,900	20%	40,600	39,800	800	2%
Combined Class 8 trucks	8,800	6,500	2,300	35%	15,100	13,500	1,600	12%
_____________________________

(A)	All periods presented have been recast to include all militarized units.

(B)
Includes chargeouts related to Blue Diamond Truck ("BDT") of 2,100 units and 1,600 units during the three months ended April 30, 2014 and 2013, respectively, and 4,500 and 3,900 units during the six months ended April 30, 2014 and 2013.

(C)
Excludes: (i) RV towables of 1,000 units and 1,700 units during three and six months ended April 30, 2013, respectively, which were related to the Bison Coach trailer business sold in October 2013, and (ii) 200 units and 400 units during the three and six months ended April 30, 2013, respectively, related to Monaco and WCC, both of which have been classified as discontinued operations.

Engine Shipments

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2014	2013	Change		2014	2013	Change
OEM sales-South America	24,300	30,800	(6,500)	(21)%	44,300	56,400	(12,100)	(21)%
Intercompany sales	10,500	15,100	(4,600)	(30)%	20,700	31,600	(10,900)	(34)%
Other OEM sales	3,000	2,300	700	30%	5,500	4,200	1,300	31%
Total sales	37,800	48,200	(10,400)	(22)%	70,500	92,200	(21,700)	(24)%

Liquidity and Capital Resources

	As of
(in millions)	April 30, 2014	October 31, 2013	April 30, 2013
Consolidated cash and cash equivalents	$594	$755	$505
Consolidated marketable securities	534	830	733
Consolidated cash, cash equivalents and marketable securities	$1,128	$1,585	$1,238
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
In October 2013, we completed the private sale of $200 million of 2018 Convertible Notes, from which the Company received proceeds of $196 million, net of issuance costs and issuance discount. Also in October 2013, our Financial Services operations made an intercompany loan of $270 million to our Manufacturing operations, utilizing existing credit facilities (the "Intercompany Loan"). The Company expects to use the proceeds from the 2018 Convertible Notes for general corporate purposes, which, together with the Intercompany Loan, may include the repayment of the 2014 Convertible Notes.
During the second quarter of 2014, the Company completed the private sale of $411 million of the 2019 Convertible Notes, including a portion of the underwriters over-allotment options. The Company used the net proceeds from the 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes.
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
Consolidated cash, cash equivalents and marketable securities was $1.13 billion at April 30, 2014, which includes $79 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Six Months Ended April 30, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(341)	$15	$(326)
Net cash provided by (used in) investing activities	224	(82)	142
Net cash provided by (used in) financing activities	(36)	69	33
Effect of exchange rate changes on cash and cash equivalents	(11)	1	(10)
Increase (decrease) in cash and cash equivalents	(164)	3	(161)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$563	$31	$594

	Six Months Ended April 30, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(237)	$194	$(43)
Net cash used in investing activities	(556)	(20)	(576)
Net cash provided by (used in) financing activities	205	(163)	42
Effect of exchange rate changes on cash and cash equivalents	(6)	1	(5)
Increase (decrease) in cash and cash equivalents	(594)	12	(582)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$465	$40	$505
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $341 million and $237 million in the six months ended April 30, 2014 and 2013, respectively. The net increase in cash used in the first six months of 2014, versus the comparable period in 2013, was primarily attributable to lower income, changes in inventory and changes in other current and noncurrent liabilities partially offset by changes in accounts receivable and accounts payable.
Cash paid for interest, net of amounts capitalized, was $104 million and $103 million in the six months ended April 30, 2014 and 2013, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities was $224 million in the six months ended April 30, 2014, compared to cash used of $556 million in the same period of 2013. The net increase in cash provided in the first six months of 2014 was primarily attributable to higher sales and maturities of marketable securities, lower capital expenditures and lower purchases of equipment leased to others partially offset by higher purchases of marketable securities and lower proceeds from the sale of non-consolidated affiliates.
As described above in the Results of Operations, certain prior-period errors were identified and recorded in the second quarter of 2013. As a result of correcting these errors, purchases of equipment leased to others increased in the second quarter of 2013. The adjustment was related to certain third-party equipment financings by GE, which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property.

As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. In the second quarter of 2013, the Company recorded out-of-period adjustments for the correction of prior-period errors, which included recognizing Purchases of equipment leased to others of $184 million related to periods prior to fiscal 2013.
During the six months ended April 30, 2014 sales of marketable securities totaled $902 million and maturities of marketable securities totaled $182 million, compared with $358 million of sales and $134 million of maturities of marketable securities during the same period of 2013.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities was $36 million in the six months ended April 30, 2014, compared to cash provided of $205 million in the same period of 2013. The net decrease in cash flow from financing activities was primarily attributable to lower proceeds from finance lease obligations and higher debt principal payments partially offset by higher proceeds from the issuance of long-term debt and lower principal payments under capital lease obligations.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities was $15 million and $194 million in the six months ended April 30, 2014 and 2013, respectively. The net decrease in cash provided by operating activities was primarily due to the decline in liquidations of U.S. retail notes receivable and an increase in the level of accounts receivable purchased from the manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $27 million in each of the six month periods ended April 30, 2014 and 2013. A decrease in finance receivables funding requirements was largely offset by the funding of the Intercompany Loan, and average interest rates remained constant.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $82 million and $20 million in the six months ended April 30, 2014 and 2013, respectively. Changes in restricted cash levels required under our secured borrowings were the primary uses of cash from investing activities in 2014 and 2013, along with investments in equipment leased to others. In 2014, additional restricted cash was used to secure new borrowings of our Mexican financial services operation, and investments in equipment leased to others increased.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash provided by financing activities was $69 million in the six months ended April 30, 2014, compared to cash used of $163 million in the same period of 2013. New funding requirements have exceeded periodic payments on our funding facilities during 2014 as overall finance receivables levels increased. In 2013, cash used in financing activities was due to periodic payments on our funding facilities exceeding new funding requirements.
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
For the three and six months ended April 30, 2014, we contributed $36 million and $65 million, respectively, and for the three and six months ended April 30, 2013 we contributed $30 million and $57 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $133 million during the remainder of 2014. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2015 through 2017, the Company will be required to contribute at least $174 million per year to the plans, depending on asset performance and discount rates.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2013. During the six months ended April 30, 2014, there were no significant changes in our application of our critical accounting policies.
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
Recently Adopted Accounting Standards
In the six months ended April 30, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2013. During the six months ended April 30, 2014, there have been no significant changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, we concluded that our disclosure controls and procedures were not effective as of October 31, 2013 due to two material weaknesses in our internal control over financial reporting. In the second quarter ended April 30, 2014, management has sufficient evidence to conclude that remediation was complete for one of the two material weaknesses previously reported. Based on the material weakness that still exists, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2014, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. The substantive procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal controls over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, that existed as of October 31, 2013 and continued to exist as of April 30, 2014, is as follows:

•
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

Management’s Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our one remaining material weakness.
Our initiatives, summarized below, are intended to remediate our remaining material weakness and to continue to enhance our internal control over financial reporting.

•
We are designing, documenting, and testing controls that are intended to validate the completeness and accuracy of the data used for warranty costs estimates and other significant accounting estimates and transactions.

(b) Changes in Internal Control over Financial Reporting
For the quarter ended April 30, 2014, we completed the remediation of our material weakness related to income tax expense as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. To remediate the material weakness, management strengthened an existing control to mitigate the risk of improper presentation of income tax expense in accordance with U.S. GAAP. Specifically, quarterly discussions with outside tax advisors now include a more comprehensive review of business developments that could affect the determination or presentation of income tax expense.
We are taking actions to remediate the remaining material weakness related to our internal controls over financial reporting, as described above. However, our remediation efforts were not complete as of April 30, 2014. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the six months ended April 30, 2014, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, except (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014; and (ii) those disclosed below:
Profit Sharing Disputes
In March 2014, the Court denied the Company’s Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014 the Company appealed the Court’s refusal to compel the dispute resolution process to the Court of Appeals for the 6th Circuit and brief for the appeal is scheduled for completion in June 2014. The Company also filed a motion in Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In April 2014, the parties entered into a settlement agreement which provides as follows: Wyeth will pay a negotiated settlement amount to the Estate of Lis Franco de Toledo, as well as the contingency fees of their respective attorneys, and upon payment, the Estate of Lis Franco de Toledo and its attorneys will grant Wyeth and MWM a full release. This settlement agreement was submitted to the Superior Court of Appeals and the Court has approved and ratified the settlement agreement, but requested that the Estate of Lis Franco de Toledo to provide evidence that the credit has been duly listed among the assets of the estate and that the respective taxes have been paid. The estate have submitted evidence that the credit has been duly listed among the assets and requested the Superior Court of Appeals to pay the inheritance tax from the Wyeth settlement proceeds. The Superior Court of Appeals has not issued a decision on this request yet.
Westbrook vs. Navistar. et. al.
On May 5, 2014, the Fifth Circuit affirmed the judgment of the Court dismissing the original relator, Westbrook, for lack of standing, and the judgment of the Court dismissing the amended complaint for failure to state a claim. On May 19, 2014, the Relator filed a petition for rehearing/review. Navistar Defense cannot submit a response unless requested to do so by the Fifth Circuit.
Shareholder Litigation
In the "10b-5 Cases” (as defined under Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements, above), the Court has scheduled a hearing date on the Motions to Dismiss of July 23, 2014.

Item 1A.	Risk Factors
During the six months ended April 30, 2014, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We previously reported the sale of the 2019 Convertible Notes in Current Reports on Form 8-K filed with the SEC on March 24, 2014 and April 21, 2014. For more information, see Note 7, Debt.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 5, 2014