Form 10-Q
period 2014-07-31
NAVISTAR INTERNATIONAL CORP
filed 2014-09-03
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2014, the number of shares outstanding of the registrant’s common stock was 81,369,994, net of treasury shares.

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

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	our expectations relating to the outcome of our pending labor negotiations;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2014	2013	2014	2013
Sales and revenues
Sales of manufactured products, net	$2,806	$2,820	$7,683	$7,905
Finance revenues	38	41	115	119
Sales and revenues, net	2,844	2,861	7,798	8,024
Costs and expenses
Costs of products sold	2,417	2,547	6,899	7,196
Restructuring charges	16	6	27	14
Asset impairment charges	4	17	173	17
Selling, general and administrative expenses	241	308	717	905
Engineering and product development costs	80	99	253	310
Interest expense	78	76	234	240
Other expense (income), net	(11)	22	(5)	(35)
Total costs and expenses	2,825	3,075	8,298	8,647
Equity in income of non-consolidated affiliates	2	3	5	6
Income (loss) from continuing operations before income taxes	21	(211)	(495)	(617)
Income tax expense	(14)	(16)	(25)	(53)
Income (loss) from continuing operations	7	(227)	(520)	(670)
Income (loss) from discontinued operations, net of tax	1	(10)	3	(40)
Net Income (loss)	8	(237)	(517)	(710)
Less: Net income attributable to non-controlling interests	10	10	30	34
Net loss attributable to Navistar International Corporation	$(2)	$(247)	$(547)	$(744)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(3)	$(237)	$(550)	$(704)
Income (loss) from discontinued operations, net of tax	1	(10)	3	(40)
Net loss	$(2)	$(247)	$(547)	$(744)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.04)	$(2.94)	$(6.77)	$(8.76)
Discontinued operations	0.02	(0.12)	0.04	(0.49)
	$(0.02)	$(3.06)	$(6.73)	$(9.25)

Diluted:
Continuing operations	$(0.04)	$(2.94)	$(6.77)	$(8.76)
Discontinued operations	0.02	(0.12)	0.04	(0.49)
	$(0.02)	$(3.06)	$(6.73)	$(9.25)

Weighted average shares outstanding:
Basic	81.4	80.6	81.3	80.4
Diluted	81.4	80.6	81.3	80.4

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Net loss attributable to Navistar International Corporation	$(2)	$(247)	$(547)	$(744)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	(91)	(17)	(71)
Defined benefit plans (net of tax of $(3), $1, $(4), and $2, respectively)	33	39	83	117
Total other comprehensive income (loss)	$30	$(52)	$66	$46
Total comprehensive income (loss) attributable to Navistar International Corporation	$28	$(299)	$(481)	$(698)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	July 31,	October 31,
(in millions, except per share data)	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$547	$755
Marketable securities	618	830
Trade and other receivables, net	568	737
Finance receivables, net	1,707	1,597
Inventories	1,462	1,210
Deferred taxes, net	39	72
Other current assets	202	258
Total current assets	5,143	5,459
Restricted cash	121	91
Trade and other receivables, net	26	29
Finance receivables, net	302	338
Investments in non-consolidated affiliates	72	77
Property and equipment (net of accumulated depreciation and amortization of $2,533 and $2,440, respectively)	1,657	1,741
Goodwill	38	184
Intangible assets (net of accumulated amortization of $106 and $97, respectively)	98	138
Deferred taxes, net	153	159
Other noncurrent assets	92	99
Total assets	$7,702	$8,315
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,020	$1,163
Accounts payable	1,572	1,502
Other current liabilities	1,425	1,596
Total current liabilities	4,017	4,261
Long-term debt	4,184	3,922
Postretirement benefits liabilities	2,450	2,564
Deferred taxes, net	14	33
Other noncurrent liabilities	1,083	1,136
Total liabilities	11,748	11,916
Redeemable equity securities	2	4
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 shares issued, $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,499	2,477
Accumulated deficit	(4,610)	(4,063)
Accumulated other comprehensive loss	(1,758)	(1,824)
Common stock held in treasury, at cost (5.5 and 6.3 shares, respectively)	(225)	(251)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,082)	(3,649)
Stockholders’ equity attributable to non-controlling interests	34	44
Total stockholders’ deficit	(4,048)	(3,605)
Total liabilities and stockholders’ deficit	$7,702	$8,315

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2014	2013
Cash flows from operating activities
Net loss	$(517)	$(710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	225
Depreciation of equipment leased to others	79	105
Deferred taxes, including change in valuation allowance	(4)	19
Asset impairment charges	173	25
Gain on sales of investments and businesses, net	—	(13)
Amortization of debt issuance costs and discount	38	43
Stock-based compensation	12	19
Provision for doubtful accounts, net of recoveries	12	16
Equity in income of non-consolidated affiliates, net of dividends	4	5
Write-off of debt issuance cost and discount	1	6
Other non-cash operating activities	(27)	(60)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(292)	354
Net cash provided by (used in) operating activities	(344)	34
Cash flows from investing activities
Purchases of marketable securities	(1,210)	(1,070)
Sales of marketable securities	1,092	664
Maturities of marketable securities	330	164
Net change in restricted cash and cash equivalents	(30)	(9)
Capital expenditures	(57)	(136)
Purchases of equipment leased to others	(157)	(351)
Proceeds from sales of property and equipment	40	22
Investments in non-consolidated affiliates	—	(25)
Proceeds from sales of affiliates	6	50
Net cash provided by (used in) investing activities	14	(691)
Cash flows from financing activities
Proceeds from issuance of securitized debt	105	279
Principal payments on securitized debt	(32)	(501)
Proceeds from issuance of non-securitized debt	603	390
Principal payments on non-securitized debt	(617)	(438)
Net increase in notes and debt outstanding under revolving credit facilities	87	87
Principal payments under financing arrangements and capital lease obligations	(20)	(55)
Debt issuance costs	(14)	(16)
Proceeds from financed lease obligations	44	276
Issuance of common stock	—	14
Proceeds from exercise of stock options	18	9
Dividends paid by subsidiaries to non-controlling interest	(40)	(35)
Other financing activities	—	4
Net cash provided by financing activities	134	14
Effect of exchange rate changes on cash and cash equivalents	(12)	(19)
Decrease in cash and cash equivalents	(208)	(662)
Cash and cash equivalents at beginning of the period	755	1,087
Cash and cash equivalents at end of the period	$547	$425

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)				(547)			30	(517)
Total other comprehensive income					66			66
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			7					7
Stock ownership programs			(9)			26		17
Equity component of convertible debt instruments, net of tax expense of $16			27					27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3			(5)					(5)
Cash dividends paid to non-controlling interest							(40)	(40)
Balance as of July 31, 2014	$3	$9	$2,499	$(4,610)	$(1,758)	$(225)	$34	$(4,048)

Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(744)			34	(710)
Total other comprehensive income					46			46
Transfer from redeemable equity securities upon exercise or expiration of stock options			1					1
Stock-based compensation			14					14
Stock ownership programs			(9)			17		8
Cash dividends paid to non-controlling interest							(35)	(35)
Issuance of common stock, net of issuance cost and fees			14					14
Deconsolidation of a non-controlling interest							(9)	(9)
Other			(1)					(1)
Balance as of July 31, 2013	$3	$9	$2,459	$(3,909)	$(2,279)	$(255)	$35	$(3,937)

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
Certain reclassifications were made to prior period amounts to conform to the 2014 presentation, which relate to the realignment of our reporting segments that became effective during the fourth quarter of 2013.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford. As a result, our Consolidated Balance Sheets include assets of $279 million and $323 million and liabilities of $235 million and $188 million as of July 31, 2014 and October 31, 2013, respectively, from BDP and BDT, including $48 million and $56 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1 billion and $989 million as of July 31, 2014 and October 31, 2013, respectively, and liabilities of $828 million and $778 million as of July 31, 2014 and October 31, 2013, respectively, all of which are involved in securitizations that are treated as asset-

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

backed debt. In addition, our Consolidated Balance Sheets include assets of $190 million and $61 million and corresponding liabilities of $69 million and $49 million as of July 31, 2014 and October 31, 2013, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
We also have an interest in other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs are not material to our financial condition, results of operations, or cash flows.
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in income of non-consolidated affiliates includes our share of the net income of these entities.
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2014	2013
Balance at beginning of period	$1,349	$1,118
Costs accrued and revenues deferred	235	342
Divestitures	—	(3)
Currency translation adjustment	(2)	(3)
Adjustments to pre-existing warranties(A)(B)	65	252
Payments and revenues recognized	(391)	(484)
Balance at end of period	1,256	1,222
Less: Current portion	578	618
Noncurrent accrued product warranty and deferred warranty revenue	$678	$604
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

In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or $0.64 per diluted share. In the second quarter of 2014, we recorded adjustments for changes in estimates of $42 million, or $0.52 per diluted share. In the third quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $(29) million, or (0.36) per diluted share. The benefit is comprised of a benefit for changes in estimates of $(59) million, partially offset by a $30 million correction of prior-period errors, primarily related to pre-existing warranties. For more information on the errors identified, see Out-of-Period Warranty Adjustments below. The impact of income taxes on the 2014 adjustments is not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
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

Out-of-Period Warranty Adjustments
Included in the adjustments to the product warranty liability for the three and nine months ended July 31, 2014 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for product warranties. As disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013 and in Item 4, we concluded that a material weakness exists surrounding the validation of the completeness and accuracy of underlying data, specifically related to our warranty cost estimates. As part of our remediation efforts for our material weakness, we have performed substantive procedures to-date that identified incomplete data used in calculating our warranty accrual. The impact of the out-of-period

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

warranty adjustments resulted in a $30 million and a $24 million increase to the warranty liability, primarily impacting adjustments to pre-existing warranties in the third quarter and the first nine months of 2014, respectively.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $437 million and $420 million at July 31, 2014 and October 31, 2013, respectively. Revenue recognized under our extended warranty programs was $36 million and $96 million in the three and nine months ended July 31, 2014, respectively, and $23 million and $63 million for the three and nine months ended July 31, 2013, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of July 31, 2014, approximately 6,000, or 68%, of our hourly workers and approximately 300, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the UAW will expire in October 2014 and we are in negotiations with the UAW to enter into a new collective bargaining agreement. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
Recently Adopted Accounting Standards
In the nine months ended July 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2014	2013	2014	2013
Sales and revenues, net	$—	$3	$—	$73

Income (loss) before income taxes	$1	$(10)	$3	$(40)
Income tax benefit (expense)	—	—	—	—
Income (loss) from discontinued operations, net of tax	$1	$(10)	$3	$(40)
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
Continental Mixer
In August 2014, the Company sold the Continental Mixer business, which produces concrete mixers. Continental was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.
3. Restructurings and Impairments
Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In the three and nine months ended July 31, 2014, the Company recognized Restructuring charges of $16 million and $27 million, respectively, compared to $6 million and $14 million, respectively, in the three and nine months ended July 31, 2013.
In the three and nine months ended July 31, 2014, the Company recognized Asset impairment charges of $4 million and $173 million, respectively, compared to $17 million in both the three and nine months ended July 31, 2013.
The following table reconciles our impairment charges in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2014	2013	2014	2013
Goodwill impairment charge	$—	$—	$142	$—
Intangible asset impairment charge	—	—	7	—
Other asset impairment charges	4	17	24	17
Total asset impairment charges	$4	$17	$173	$17
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
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the North America Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $19 million that was recognized in the nine months ended July 31, 2014 in Asset impairment charges in the Company's Consolidated Statements of Operations.
Cost-Reductions and Other Strategic Initiatives
From time to time, we announce actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including but not limited to reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
We continue to focus on improving our core North America Truck and North America Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using a ROIC methodology, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
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
Warrenville, Illinois Lease Vacancy
In the second quarter of 2012, the Company vacated the premises of its former world headquarters in Warrenville, Illinois. The cash payments associated with the lease vacancy obligation are expected to be completed in January 2016.
North American Manufacturing Restructuring Activities
The Company continues to evaluate opportunities to restructure and rationalize its Manufacturing operations in an effort to optimize our cost structure.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. Potential additional charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to employee negotiation, acceptance rates and the resolution of disputes related thereto. Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized additional charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company has appealed this ruling. See Note 8, Postretirement benefits for further discussion.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at July 31, 2014
Employee termination charges	$15	$12	$(12)	$(2)	$13
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	1	(6)	—	13
Other	1	—	(2)	—	(1)
Restructuring liability	$34	$14	$(21)	$(2)	$25

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at July 31, 2013
Employee termination charges	$72	$3	$(54)	$(5)	$16
Employee relocation costs	—	3	(3)	—	—
Lease vacancy	17	6	(6)	2	19
Other	—	5	(4)	—	1
Restructuring liability	$89	$17	$(67)	$(3)	$36
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.5 billion and $2.4 billion as of July 31, 2014 and October 31, 2013, respectively. Included in total assets are finance receivables of $2.0 billion and $1.9 billion as of July 31, 2014 and October 31, 2013, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our Finance receivables, net consist of the following:

(in millions)	July 31, 2014	October 31, 2013
Retail portfolio	$739	$751
Wholesale portfolio	1,296	1,207
Total finance receivables	2,035	1,958
Less: Allowance for doubtful accounts	26	23
Total finance receivables, net	2,009	1,935
Less: Current portion, net(A)	1,707	1,597
Noncurrent portion, net	$302	$338
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2014 and October 31, 2013, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $974 million and $948 million as of July 31, 2014 and October 31, 2013, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $107 million and $4 million as of July 31, 2014 and October 31, 2013, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2014	2013	2014	2013
Retail notes and finance leases revenue	$16	$19	$49	$60
Wholesale notes interest	22	21	59	60
Operating lease revenue	15	13	44	37
Retail and wholesale accounts interest	7	8	20	21
Gross finance revenues	60	61	172	178
Less: Intercompany revenues	(22)	(20)	(57)	(59)
Finance revenues	$38	$41	$115	$119
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2014				Three Months Ended July 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$2	$38	$62	$22	$2	$34	$58
Provision for doubtful accounts, net of recoveries	3	—	—	3	2	—	3	5
Charge-off of accounts(A)	(2)	—	(3)	(5)	(1)	—	—	(1)
Other(B)	1	—	(1)	—	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$24	$2	$34	$60	$22	$2	$35	$59

	Nine Months Ended July 31, 2014				Nine Months Ended July 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries	10	—	3	13	1	2	13	16
Charge-off of accounts(A)	(7)	—	(5)	(12)	(7)	—	—	(7)
Other(B)	—	—	(1)	(1)	1	—	(2)	(1)
Allowance for doubtful accounts, at end of period	$24	$2	$34	$60	$22	$2	$35	$59
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million for the three and nine months ended July 31, 2014 as well as for the three and nine months ended July 31, 2013.

(B)	Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	July 31, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$18	$—	$18	$15	$—	$15
Impaired finance receivables without specific loss reserves	2	—	2	1	—	1
Specific loss reserves on impaired finance receivables	7	—	7	6	—	6
Finance receivables on non-accrual status	19	—	19	10	—	10
For the impaired finance receivables in the retail portfolio as of July 31, 2014 and 2013, the average balances of those receivables were $15 million and $12 million during the nine months ended July 31, 2014 and 2013, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$649	$1,290	$1,939	$699	$1,204	$1,903
30-90 days past due	72	2	74	44	2	46
Over 90 days past due	18	4	22	8	1	9
Total finance receivables	$739	$1,296	$2,035	$751	$1,207	$1,958

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

6. Inventories
The following table presents the components of Inventories:

(in millions)	July 31, 2014	October 31, 2013
Finished products	$900	$692
Work in process	80	58
Raw materials	482	460
Total inventories	$1,462	$1,210

7. Debt

(in millions)	July 31, 2014	October 31, 2013
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017, net of unamortized discount of $4 for both periods	$693	$693
8.25% Senior Notes, due 2021, net of unamortized discount of $21 and $22, respectively	1,179	1,178
3.00% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $2 and $26, respectively	165	544
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $20 and $23, respectively	180	177
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $41	370	—
Debt of majority-owned dealerships	34	48
Financing arrangements and capital lease obligations	52	77
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	13	20
Financed lease obligations	195	218
Other	35	39
Total Manufacturing operations debt	3,141	3,219
Less: Current portion	254	658
Net long-term Manufacturing operations debt	$2,887	$2,561

(in millions)	July 31, 2014	October 31, 2013
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$850	$778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2020	1,091	1,018
Commercial paper, at variable rates, program matures in 2015	75	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	47	49
Total Financial Services operations debt	2,063	1,866
Less: Current portion	766	505
Net long-term Financial Services operations debt	$1,297	$1,361
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
Holders may convert the 2019 Convertible Notes into common stock of the Company at any time on or after October 15, 2018. Holders may also convert the 2019 Convertible Notes at their option prior to October 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after April 30, 2014, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the 5 business day period after any 5 consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if the Company exercises its Optional Redemption, as described above, after October 15, 2018, holders of the 2019 Convertible Notes will have the right to convert their 2019 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date, or; (iv) upon the occurrence of specified corporate events, as more fully described in the 2019 Convertible Notes indenture. The conversion rate will initially be 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $54.07 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Amended and Restated Asset-Based Credit Facility
In August 2012, Navistar, Inc. entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"). The borrowing base of the facility was secured by a first priority security interest in Navistar, Inc.'s aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third-party processor or logistics provider locations. In April 2013, the Amended and Restated Asset-Based Credit Facility was amended to include used truck inventory in the borrowing base.
Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of a modification to the maturity date of our Senior Secured Term Loan Credit Facility, as Amended, due 2017 ("Term Loan Credit Facility"). The Amended and Restated Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points.
On July 3, 2014, the Amended and Restated Asset-Based Credit Facility was further amended to remove used truck inventory from the borrowing base. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with Navistar Financial Corporation secured by a first priority lien on the used truck inventory. In connection with the removal of used truck inventory from the borrowing base, certain adjustments were made to the covenants to reflect that such assets were no longer included in the borrowing base. The amendment also provides for a 1.00% reduction in the amount of the participation fee with respect to designated letters of credit in the event that all outstanding letters of credit are in excess of $50 million, such reduction applying only to the portion of designated letters of credit in excess of $50 million for all outstanding letters of credit. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility Agreement, which remains at $175 million.
As of July 31, 2014 we had no borrowings under the Amended and Restated Asset-Based Credit Facility.
Financial Services Operations

In July 2014, NFC paid a $30 million cash dividend to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in NFC's bank credit facility.

In May 2014, Truck Retail Accounts Corporation ("TRAC"), our consolidated SPE, entered into a one-year revolving facility to fund up to $100 million. Borrowings under this facility are secured by eligible retail accounts receivable.

In March 2014, the maturity date of the $500 million variable funding notes was extended from September 2014 to March 2015.
In November 2013, Navistar Financial, S.A. de C.V., SOFOM, E.N.R, our Mexican financial services affiliate ("NFM"), expanded its facility of five-year notes secured by retail finance receivables by selling an additional P$800 million (the equivalent of approximately US$61 million at July 31, 2014).
In December 2013, International Truck Leasing Corporation, a special purpose, wholly-owned subsidiary of NFC, issued borrowings of $21 million, secured by operating and finance leases.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2014, we contributed $33 million and $98 million, respectively, and for the three and nine months ended July 31, 2013 we contributed $29 million and $86 million, respectively, to our pension plans to meet regulatory funding requirements. In August 2014, the Highway and Transportation Funding Act of 2014, including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations. We currently anticipate additional contributions of $66 million to our pension plans during the remainder of 2014.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the nine months ended July 31, 2014 and 2013, as well as anticipated contributions for the remainder of 2014, are not material.
Components of Net Periodic Benefit Expense (Income)
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost for benefits earned during the period	$3	$5	$2	$1	$9	$15	$4	$5
Interest on obligation	39	36	17	16	118	108	51	47
Amortization of cumulative loss	23	31	4	7	70	95	12	22
Amortization of prior service benefit	—	1	(1)	(1)	—	1	(3)	(3)
Contractual termination benefits	14	—	—	—	14	—	—	—
Premiums on pension insurance	—	—	—	—	—	1	—	—
Expected return on assets	(48)	(48)	(8)	(8)	(144)	(142)	(24)	(25)
Net postretirement benefits expense	$31	$25	$14	$15	$67	$78	$40	$46

Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized contractual termination charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company has appealed this ruling. These charges were in addition to the previous curtailment and contractual termination charges recognized in the third quarter of 2011. There was also a remeasurement of the pension plan for hourly employees during the third quarter of 2014. The discount rate used to measure the pension benefit obligation was 3.8% at remeasurement, compared to 4.1% at October 31, 2013. As a result of the plan remeasurement, net actuarial gains of $10 million were recognized as a component of Accumulated other comprehensive income (loss) in the third quarter of 2014. The effects of the remeasurement will decrease net periodic postretirement cost by approximately $1 million for the remainder of 2014. See Note 3, Restructurings and Impairments for further discussion.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $6 million and $21 million in the three and nine months ended July 31, 2014, respectively, and $8 million and $23 million for the three and nine months ended July 31, 2013, respectively.
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
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. For all periods presented, U.S. and certain foreign results are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings, impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years. In the second quarter of 2014, in accordance with the intraperiod tax allocation rules, the Company recorded a net benefit of $13 million in Income tax expense related to continuing operations, and an offsetting reduction in Additional paid in capital, which resulted from the issuance and repurchase of convertible notes. For more information, see Note 7, Debt.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on our U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. During the second quarter of 2014, our evaluation of the realizability of our Brazilian deferred tax assets resulted in a determination that a valuation allowance was required, due to a deterioration of operating performance in Brazil and an increase in net operating loss carryforwards. As a result, we recorded an income tax expense of $29 million, reflecting the establishment of the valuation allowance, and the tax impact of the impairment of certain intangible assets. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next 12 months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2014, the amount of liability for uncertain tax positions was $50 million. If the unrecognized tax benefits are recognized, all such benefits would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and nine months ended July 31, 2014, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $0 million and income tax benefit of $2 million, respectively.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	July 31, 2014				October 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$260	$—	$—	$260	$396	$—	$—	$396
Other	358	—	—	358	434	—	—	434
Derivative financial instruments:
Foreign currency contracts	—	—	—	—	—	4	—	4
Interest rate caps	—	1	—	1	—	1	—	1
Total assets	$618	$1	$—	$619	$830	$5	$—	$835
Liabilities
Derivative financial instruments:
Foreign currency contracts	$—	$1	$—	$1	$—	$—	$—	$—
Guarantees	—	—	6	6	—	—	6	6
Total liabilities	$—	$1	$6	$7	$—	$—	$6	$6

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,
	2014		2013
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at May 1	$(6)	$—	$(7)	$—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at July 31	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—

	Nine Months Ended July 31,
	2014		2013
(in millions)	Guarantees	Commodity contracts	Guarantees	Commodity contracts
Balance at November 1	$(6)	$—	$(7)	$—
Transfers out of Level 3	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Balance at July 31	$(6)	$—	$(7)	$—
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	July 31, 2014	October 31, 2013
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$18	$15
Specific loss reserve	(7)	(6)
Fair value	$11	$9
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
During the third quarter of 2013, certain impaired property and equipment and intangible assets with a carrying amount of $21 million were written down to their fair value of $4 million resulting in an impairment charge of $17 million, which was included in Asset impairment charges. We utilized the market and cost approach to determine the fair value of these Level 3 assets.
In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of Cash and cash equivalents, Restricted cash, and Accounts payable

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 6.5% Tax Exempt Bonds are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2014
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$299	$299	$296
Notes receivable	—	—	8	8	9
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	699	699	693
8.25% Senior Notes, due 2021	1,246	—	—	1,246	1,179
3.00% Senior Subordinated Convertible Notes, due 2014(A)	168	—	—	168	165
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	206	206	180
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	436	436	370
Debt of majority-owned dealerships	—	—	34	34	34
Financing arrangements	—	—	23	23	49
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	236	—	236	225
Promissory Note	—	—	13	13	13
Financed lease obligations	—	—	195	195	195
Other	—	—	33	33	35
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	848	848	850
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2020	—	—	1,063	1,063	1,091
Commercial paper, at variable rates, program matures in 2015	75	—	—	75	75
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	47	47	47

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
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on quoted market prices for Level 1 convertible notes which include the equity feature and internally developed valuation techniques such as discounted cash flow modeling for Level 3 convertible notes which include the equity feature.

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended July 31, 2014 and 2013. None of our derivatives qualified for hedge accounting treatment during the three months ended July 31, 2014 and 2013.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at July 31, 2014 and at October 31, 2013. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At July 31, 2014 and October 31, 2013, our exposure to the credit risk of others was $1 million and $5 million, respectively.
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
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. The following table presents the fair values of our derivatives and their respective balance sheet locations:

	July 31, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1
Interest rate caps	Other current assets	1	Other noncurrent liabilities	—
Total fair value		$1		$1

	October 31, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$4	Other current liabilities	$—
Interest rate caps	Other noncurrent assets	1	Other current liabilities	—
Total fair value		$5		$—
The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)		2014	2013	2014	2013
Foreign currency contracts	Other expense (income), net	$1	$(4)	$2	$(6)
Interest rate caps	Interest expense	1	—	2	—
Cross currency swaps	Other expense (income), net	1	(1)	1	(1)
Commodity forward contracts	Costs of products sold	(1)	(1)	(1)	1
Total loss (gain)		$2	$(6)	$4	$(6)
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the outstanding foreign currency contracts as of July 31, 2014 and October 31, 2013:

(in millions)	Currency	Notional Amount		Maturity
As of July 31, 2014
Forward exchange contract	EUR		€3	August 2014
Forward exchange contract	EUR		€4	September 2014
Forward exchange contract	EUR		€5	October 2014
Forward exchange contract	BRL	US$	20	October 2014
As of October 31, 2013
Option collar contracts	EUR		€2	October 2013
Forward exchange contract	CAD	C$	90	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
Commodity Forward Contracts
During 2014 and 2013, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of July 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $8 million and outstanding steel contracts with aggregate notional values of $13 million. The commodity forward contracts have maturity dates ranging from July 31, 2014 to October 31, 2015. As of October 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $2 million and outstanding steel contracts with aggregate notional values of $11 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of July 31, 2014 and October 31, 2013, the notional amount of our outstanding cross currency swaps was $40 million and $45 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities. As of July 31, 2014 and October 31, 2013, the notional amount of our outstanding interest rate caps was $138 million and $78 million, respectively.
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE Capital Corporation and GE Capital Commercial, Inc. (collectively, "GE") (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE up to a maximum of the first 9.5% of the credit loss on those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.4 billion of outstanding loan principal and operating lease payments receivable at both July 31, 2014 and October 31, 2013, financed through the GE Operating Agreement and subject to the loss sharing arrangement. The related financed values of these outstanding contracts were $2.2 billion and $2.0 billion at July 31, 2014 and October 31, 2013, respectively. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings,

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

we have recognized equipment leased to others of $164 million and financed lease obligations of $195 million in our Consolidated Balance Sheets for the period ended July 31, 2014.
Historically, our losses, representing the entire loss amount, on similar contracts, measured as a percentage of the average balance of the related contracts, ranged from 0.3% to 2.1%. Under limited circumstances NFC retains the right to originate retail customer financings. Based on our historic experience of losses on similar contracts and the nature of the loss sharing arrangement, we do not believe our share of losses related to balances currently outstanding will be material.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2014, the amount of stand-by letters of credit and surety bonds was $108 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of July 31, 2014, the total credit limit under this program was $13 million of which $9 million was unused.
In addition, as of July 31, 2014, we have entered into various purchase commitments of $168 million and contracts that have cancellation fees of $36 million with various expiration dates through 2019.
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
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2014. The majority of these accrued liabilities are expected to be paid subsequent to 2015.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit and the briefs for the appeal were completed in June 2014. The Company also filed a motion in Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at July 31, 2014), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1.3 million at July 31, 2014). IIAA disputes the allegations in the notice and proposed Consent Agreement and intends to vigorously defend itself.
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million. Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. Prior to the Brasilia Special Court of Appeals ruling on such appeal, in April 2014, the parties entered into a settlement agreement which was ratified by the Special Court of Appeals in April 2014 (the “Rio Settlement”). Pursuant to the Rio Settlement, Wyeth undertook to pay R$20 million (the equivalent of approximately US$9 million at July 31, 2014) to Lis Franco within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any indemnification obligations as well as from any and all claims against IIAA regarding the subject of Lis Franco’s counterclaim. In addition, Wyeth agreed to pay the total amount of R$8.5 million (the equivalent of approximately US$3.8 million at July 31, 2014) to Lis Franco’s attorneys within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any and all claims regarding such attorneys’ fees. The Rio Settlement became final and binding on May 27, 2014 and the matter was closed on the same date.
In parallel, in May 2010, MWM filed a lawsuit in Sao Paulo, Brazil, against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2012, the Sao Paulo court ruled in favor of MWM and ordered Wyeth to pay, directly to the Estate of Lis Franco de Toledo and others and jointly with MWM, the amounts of the condemnation, to be determined at the end of the liquidation proceeding. The Sao Paulo court also ordered Wyeth to reimburse MWM for all expenses, including court costs and attorney fees associated with the case. The

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

parties were notified of the decision in October 2012, to which MWM and Wyeth filed motions for clarification of certain issues, and in December 2012, the Sao Paulo court rejected both motions. In January 2013, Wyeth filed an appeal to the Sao Paulo court's December 2012 decision, and in April 2013, MWM filed an answer to the appeal. The appeal was rejected by the Court of Appeals on September 10, 2013. Wyeth filed a motion for clarification to the Court of Appeals. The motion was rejected by the Court of Appeals on November 5, 2013. Wyeth filed a special appeal, addressed to the Superior Court of Appeals, in December 2013. MWM filed an answer to the appeal in January 2014. Before the Superior Court of Appeals ruled on the appeal, the parties entered into a settlement agreement, the “Sao Paulo Settlement,” subject to the approval of the Rio Settlement. Pursuant to the Sao Paulo Settlement, Wyeth undertook to (i) comply with the terms of the Rio Settlement, including payment of the agreed-upon amounts to Lis Franco and his attorneys; (ii) withdraw the appeal filed against the award granted to MWM in Sao Paulo; and (iii) pay R$0.2 million in attorneys’ fees to MWM's counsels. Once the Rio Settlement became final and binding, the Sao Paulo Settlement was submitted for ratification in April 2014. At the same time, Wyeth withdrew its appeal and both parties waived the right to appeal the future ratification of the Sao Paulo Settlement. In May 2014, the Sao Paulo State Court of Appeals ratified Wyeth’s appeal withdrawal in a final and binding decision and the matter was closed on the same date.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the “N&C Action”).   The N&C Action seeks to certify a class of persons in British Columbia who purchased heavy duty Class 8 trucks equipped with Navistar EGR engines. N&C alleges that vehicles with engines using EGR technology had pervasive quality issues and defects, and that the defendants knew of such engine problems but failed to disclose them to consumers and failed to cure the defects. N&C asserts claims based on theories of breach of contract, misrepresentation, unfair competition, and negligence. For relief, the N&C Action seeks monetary damages and an order rescinding purchase agreements for the trucks in question. The N&C Action also seeks special and punitive damages, interest, and costs. The Company has not yet been served in the N&C Action.
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the District Court for the Northern District of Illinois (the “Par 4 Action”). The Par 4 Action seeks to certify a class of persons or entities in the United States who purchased or leased a ProStar vehicle between 2010 and 2013 equipped with a MaxxForce 13-liter diesel engine.  Par 4 alleges that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and correct the defect. Par 4 asserts claims against Navistar, Inc. based on theories of breach of warranty, consumer fraud, and declaratory relief. For relief, the Par 4 Action seeks monetary damages, declaratory relief, interest, fees, and costs.
After the Par 4 Action was filed, two additional putative class action lawsuits were filed in July in the same District Court. The proposed classes in the two additional lawsuits are somewhat broader in time and engine scope than the class proposed in the Par 4 Action, but the two additional lawsuits are otherwise substantially similar to the Par 4 Action.  First, on July 9, 2014, Denis Gray Trucking, Inc., Carmichael Leasing Co., Inc. d/b/a Carmichael Nationalease, and GTL Enterprises Inc. filed a putative class action against Navistar International Corporation seeking to certify a nationwide class as described above, and also seeking to certify state-wide subclasses in Illinois, California, and Washington. Second, on July 30, 2014, B&T Express, Inc., OMCO Enterprises, LLC, ALJEN Enterprises, LLC, A.T.T. Trucking, LLC, H.J. O'Malley Trucking, LLC, and Traficanti Trucking, LLC filed a putative class action against Navistar International Corporation seeking to certify a nationwide class as described above, and also seeking to certify a state-wide subclass in Ohio.
All three of these MaxxForce Engine putative class action lawsuits have been assigned to the same judge and are pending in the United States District Court for the Northern District of Illinois.  Navistar’s deadline to respond or otherwise plead to all three lawsuits is September 10, 2014.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas (the "Court"). The complaint was initially filed under seal in August 2010 by a qui tam relator ("Westbrook") on behalf of the federal government. The complaint alleged violations of the False Claims Act based on

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. After the complaint was unsealed, the U.S. government notified the Court that it declined to intervene at that time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order was entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop Westbrook and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee (the "Trustee") as the only person with standing to pursue Westbrook's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the Trustee filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss. In July 2012, the Court granted all of the defendants' motions to dismiss with prejudice, dismissing all of the claims except the claim against Navistar Defense for retaliation and the claim against Navistar, Inc. for retaliation, which was dismissed without prejudice. Plaintiff was granted leave to file an amended complaint including only the retaliation claims against Navistar Defense and Navistar, Inc. The Trustee did not file a retaliation claim against Navistar, Inc. and voluntarily dismissed without prejudice the retaliation claim against Navistar Defense. The Trustee also filed a motion for reconsideration of the dismissal of the False Claims Act claims against Navistar Defense which the Court denied. The Court issued final judgment dismissing the matter in July 2012. Westbrook filed a notice of appeal to the Fifth Circuit Court of Appeals ("Fifth Circuit") in August 2012 as to the final judgment and the motion for reconsideration as to Navistar Defense only. The Trustee filed a separate notice of appeal to the Fifth Circuit in August 2012 as to several district court orders, including the December 2011 order holding the Trustee, not Westbrook, to be the proper party in the case. In December 2012, Navistar Defense's motion to dismiss Westbrook's appeal was denied "without prejudice to reconsideration by the oral argument panel" by the Fifth Circuit. The Fifth Circuit heard oral arguments on both appeals in November 2013. On May 5, 2014, the Fifth Circuit affirmed the judgment of the Court dismissing the original relator, Westbrook, for lack of standing, and the judgment of the Court dismissing the amended complaint for failure to state a claim. On June 11, 2014, the Fifth Circuit denied the Trustee’s petition for rehearing. On June 19, 2014, the Fifth Circuit issued its mandate affirming the judgment of the District Court.
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to the EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met the EPA's 2010 emissions standards. Navistar, Inc. previously provided information to the EPA showing that the engines were in fact produced in 2009. The NOV contains the EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that the EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice ("DOJ") with a recommendation that a civil complaint be filed in federal district court. In July 2014, the DOJ informed Navistar that the matter had been referred to the DOJ.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. The defendants filed Motions to Dismiss on December 17, 2013. On July 22, 2014, the Court granted the defendants’ Motions to Dismiss and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014. On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The plaintiff now brings claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants expect to file their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  The Court has ordered a briefing schedule and set a ruling date for February 17, 2015.
In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. Pursuant to a court order in May 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases. On July 31, 2014, the parties filed a status report informing the court that defendants’ motion to dismiss the 10b-5 case had been granted and stating that a proposed scheduling order or further stay order would be filed on or before September 2, 2014. Pursuant to a court order on August 27, 2014, this matter has been stayed pending a ruling on the anticipated motion to dismiss the plaintiffs’ Second Amended Complaint in the 10b-5 cases.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. Pursuant to a court order in August 2013, this matter has been stayed until the outcome of any motion to dismiss in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the anticipated motion to dismiss the plaintiffs’ Second Amended Complaint in the 10b-5 cases.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Non-Conformance Penalties
In January 2012, the EPA promulgated the Interim Final Rule establishing non-conformance penalties ("NCPs") for heavy-duty diesel ("HDD") engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA promulgated the Final Rule for heavy HDD engines in September 2012. The Final Rule did not include NCPs for medium HDD engines. Certain of the Company's competitors challenged in the D.C. Circuit Court of Appeals both the Final Rule and the certificates issued under the Final Rule. On December 11, 2013, the D.C. Circuit Court issued an opinion vacating the Final Rule. On February 10, 2014, the EPA filed a petition for panel rehearing asking the D.C. Circuit to reconsider that portion of its opinion vacating the Final Rule. In April 2014, EPA withdrew its request for rehearing of the Final Rule decision. The Petitioners simultaneously moved to dismiss their appeals of the 2013 NCP certificates. We expect that these developments will effectively conclude these legal matters. To the extent we are required to pay additional NCPs related to prior period model years, we do not expect them to be material. In the three and nine months ended July 31, 2014, the North America Truck segment recorded charges totaling less than $1 million and $2 million, respectively, for NCPs for certain engine sales, compared to charges totaling $7 million and $29 million in the three and nine months ended July 31, 2013, respectively.

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

•
Our North America Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At July 31, 2014, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

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
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). The following tables present selected financial information for our reporting segments:

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2014
External sales and revenues, net	$1,801	$610	$395	$38	$—	$2,844
Intersegment sales and revenues	113	11	12	22	(158)	—
Total sales and revenues, net	$1,914	$621	$407	$60	$(158)	$2,844
Income (loss) from continuing operations attributable to NIC, net of tax	$(12)	$127	$(2)	$24	$(140)	$(3)
Income tax expense	—	—	—	—	(14)	(14)
Segment profit (loss)	$(12)	$127	$(2)	$24	$(126)	$11
Depreciation and amortization	$41	$4	$8	$12	$6	$71
Interest expense	—	—	—	18	60	78
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	4	—	2	—	1	7

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2013
External sales and revenues, net	$1,761	$583	$476	$41	$—	$2,861
Intersegment sales and revenues	135	13	23	20	(191)	—
Total sales and revenues, net	$1,896	$596	$499	$61	$(191)	$2,861
Income (loss) from continuing operations attributable to NIC, net of tax	$(143)	$98	$(22)	$23	$(193)	$(237)
Income tax expense	—	—	—	—	(16)	(16)
Segment profit (loss)	$(143)	$98	$(22)	$23	$(177)	$(221)
Depreciation and amortization	$59	$5	$9	$10	$5	$88
Interest expense	—	—	—	17	59	76
Equity in income of non-consolidated affiliates	2	1	—	—	—	3
Capital expenditures(B)	20	1	4	—	4	29

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2014
External sales and revenues, net	$4,758	$1,818	$1,107	$115	$—	$7,798
Intersegment sales and revenues	330	33	26	57	(446)	—
Total sales and revenues, net	$5,088	$1,851	$1,133	$172	$(446)	$7,798
Income (loss) from continuing operations attributable to NIC, net of tax	$(353)	$357	$(185)	$71	$(440)	$(550)
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$(353)	$357	$(185)	$71	$(415)	$(525)
Depreciation and amortization	$168	$12	$24	$33	$19	$256
Interest expense	—	—	—	52	182	234
Equity in income (loss) of non-consolidated affiliates	3	3	(1)	—	—	5
Capital expenditures(B)	42	5	6	1	3	57

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2013
External sales and revenues, net	$4,694	$1,873	$1,338	$119	$—	$8,024
Intersegment sales and revenues	382	45	60	59	(546)	—
Total sales and revenues, net	$5,076	$1,918	$1,398	$178	$(546)	$8,024
Income (loss) from continuing operations attributable to NIC, net of tax	$(547)	$329	$—	$64	$(550)	$(704)
Income tax expense	—	—	—	—	(53)	(53)
Segment profit (loss)	$(547)	$329	$—	$64	$(497)	$(651)
Depreciation and amortization	$244	$13	$27	$29	$17	$330
Interest expense	—	—	—	52	188	240
Equity in income (loss) of non-consolidated affiliates	7	4	(5)	—	—	6
Capital expenditures(B)	113	2	11	1	9	136

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2014	$2,355	$704	$816	$2,504	$1,323	$7,702
October 31, 2013	2,250	716	1,162	2,355	1,832	8,315
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $44 million and $126 million for the three and nine months ended July 31, 2014, respectively and $47 million and $140 million for the three and nine months ended July 31, 2013, respectively.

(B)	Exclusive of purchases of equipment leased to others.
14. Stockholders' Deficit
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. In July 2013, the Rights Plan was amended to increase the level of beneficial ownership of the Company’s common stock to less than 20% of outstanding common stock of the Company and to exclude persons who beneficially owned less than 20% of outstanding common stock at the time of announcement of entry into the Rights Plan. Pursuant to the Rights Plan, each share of common stock of the Company is now associated with one preferred stock purchase right. Each right entitles the holder to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquires beneficial ownership of 20% or more of the Company's common stock, each right (other than rights held by the acquirer) will, unless the rights are redeemed by the Company, become exercisable, and upon payment of the exercise price of $140.00, the holder of the right will receive that number of shares of common stock of the Company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 20% or more of the Company's common stock. Additionally, the July 2013 amendment extended the expiration date of the Rights Plan to June 18, 2015. At the Company’s Annual Meeting of Stockholders in March 2014, a non-binding advisory vote to terminate the Rights Plan was proposed and approved. On June 17, 2014, the Rights Plan was further amended to have the plan expire on July 1, 2014.
On June 23, 2014, prior to expiration of the Rights Plan, the Company’s Board of Directors approved an amendment to the company’s Rights Plan that, in essence, turns the existing Stockholder Rights Plan into a Tax Asset Protection Plan. This Tax Asset Protection Plan was adopted to protect the long-term value of Navistar’s substantial tax assets and was set to expire on September 1, 2014. On August 29, 2014 the Tax Asset Protection Plan was further amended to extend the expiration date until November 3, 2014.

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
Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated other comprehensive loss, net of tax, by component for the three and nine months ended July 31, 2014:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of April 30, 2014	$(89)	$(1,699)	$(1,788)
Other comprehensive income (loss) before reclassifications	(3)	7	4
Amounts reclassified out of accumulated other comprehensive loss	—	26	26
Net current-period other comprehensive income (loss)	(3)	33	30
Balance as of July 31, 2014	$(92)	$(1,666)	$(1,758)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2013	$(75)	$(1,749)	$(1,824)
Other comprehensive income (loss) before reclassifications	(17)	5	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income (loss)	(17)	83	66
Balance as of July 31, 2014	$(92)	$(1,666)	$(1,758)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	Three Months Ended July 31, 2014	Nine Months Ended July 31, 2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)	$(3)
Amortization of actuarial loss	Selling, general and administrative expenses	28	82
	Total before tax	27	79
	Tax benefit	(1)	(1)
	Net of tax	$26	$78

Total reclassifications for the period, net of tax		$26	$78

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2014	2013	2014	2013
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(3)	$(237)	$(550)	$(704)
Income (loss) from discontinued operations, net of tax	1	(10)	3	(40)
Net loss	$(2)	$(247)	$(547)	$(744)

Denominator:
Weighted average shares outstanding:
Basic	81.4	80.6	81.3	80.4
Effect of dilutive securities	—	—	—	—
Diluted	81.4	80.6	81.3	80.4

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.04)	$(2.94)	$(6.77)	$(8.76)
Discontinued operations	0.02	(0.12)	0.04	(0.49)
Net loss	$(0.02)	$(3.06)	$(6.73)	$(9.25)
Diluted:
Continuing operations	$(0.04)	$(2.94)	$(6.77)	$(8.76)
Discontinued operations	0.02	(0.12)	0.04	(0.49)
Net loss	$(0.02)	$(3.06)	$(6.73)	$(9.25)
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
For the three and nine months ended July 31, 2014 and 2013, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

price was less than their respective exercise prices. For the three and nine months ended July 31, 2014 the aggregate shares not included were 23.8 million and 26.2 million, respectively. For the three and nine months ended July 31, 2013, the aggregate shares not included were 29.5 million and 28.9 million, respectively.
For the three months ended July 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 4.8 million shares related to warrants, 3.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the nine months ended July 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 7.0 million shares related to the warrants, 6.0 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 5.1 million shares related to the 2019 Convertible Notes.
For both the three and nine months ended July 31, 2013, the aggregate shares not included in the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants and 11.3 million shares related to the 2014 Convertible Notes.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2014 and October 31, 2013, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and nine months ended July 31, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended July 31, 2014 and 2013.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,962	$2,181	$(1,299)	$2,844
Costs of products sold	—	1,761	1,938	(1,282)	2,417
Restructuring charges	—	(1)	17	—	16
Asset impairment charges	—	13	(11)	2	4
All other operating expenses (income)	17	246	141	(16)	388
Total costs and expenses	17	2,019	2,085	(1,296)	2,825
Equity in income (loss) of affiliates	15	17	1	(31)	2
Income (loss) before income taxes	(2)	(40)	97	(34)	21
Income tax expense	—	(2)	(12)	—	(14)
Earnings (loss) from continuing operations	(2)	(42)	85	(34)	7
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(2)	(42)	86	(34)	8
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(2)	$(42)	$76	$(34)	$(2)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(2)	$(42)	$76	$(34)	$(2)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	—	(3)	3	(3)
Defined benefit plans (net of tax of$(3),$0,$(3), $3, and, $(3), respectively)	33	23	10	(33)	33
Total other comprehensive income (loss)	30	23	7	(30)	30
Total comprehensive income (loss) attributable to Navistar International Corporation	$28	$(19)	$83	$(64)	$28

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,279	$5,971	$(3,452)	$7,798
Costs of products sold	—	4,983	5,331	(3,415)	6,899
Restructuring charges	—	9	18	—	27
Asset impairment charges	—	13	160	—	173
All other operating expenses	94	760	389	(44)	1,199
Total costs and expenses	94	5,765	5,898	(3,459)	8,298
Equity in income (loss) of affiliates	(466)	(135)	2	604	5
Income (loss) before income taxes	(560)	(621)	75	611	(495)
Income tax benefit (expense)	13	(3)	(35)	—	(25)
Earnings (loss) from continuing operations	(547)	(624)	40	611	(520)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(547)	(624)	43	611	(517)
Less: Net income attributable to non-controlling interests	—	—	30	—	30
Net income (loss) attributable to Navistar International Corporation	$(547)	$(624)	$13	$611	$(547)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(547)	$(624)	$13	$611	$(547)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	—	(17)	17	(17)
Defined benefit plans (net of tax of $(4), $0, $(4), $4, and, $(4), respectively)	83	73	10	(83)	83
Total other comprehensive income (loss)	66	73	(7)	(66)	66
Total comprehensive income (loss) attributable to Navistar International Corporation	$(481)	$(551)	$6	$545	$(481)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$136	$38	$373	$—	$547
Marketable securities	266	—	352	—	618
Restricted cash	18	3	100	—	121
Finance and other receivables, net	3	125	2,490	(15)	2,603
Inventories	—	815	659	(12)	1,462
Investments in non-consolidated affiliates	(6,526)	6,450	68	80	72
Property and equipment, net	—	871	783	3	1,657
Goodwill	—	—	38	—	38
Deferred taxes, net	1	13	178	—	192
Other	36	148	211	(3)	392
Total assets	$(6,066)	$8,463	$5,252	$53	$7,702
Liabilities and stockholders’ equity (deficit)
Debt	$2,119	$948	$2,142	$(5)	$5,204
Postretirement benefits liabilities	—	2,298	231	—	2,529
Amounts due to (from) affiliates	(7,472)	11,620	(4,292)	144	—
Other liabilities	3,367	478	248	(78)	4,015
Total liabilities	(1,986)	15,344	(1,671)	61	11,748
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,082)	(6,881)	6,889	(8)	(4,082)
Total liabilities and stockholders’ equity (deficit)	$(6,066)	$8,463	$5,252	$53	$7,702

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(528)	$(1,078)	$156	$1,106	$(344)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	6	—	(36)	—	(30)
Net sales of marketable securities	315	—	(103)	—	212
Capital expenditures and purchase of equipment leased to others	—	(89)	(125)	—	(214)
Other investing activities	—	22	24	—	46
Net cash provided by (used in) investment activities	321	(67)	(240)	—	14
Cash flows from financing activities
Net borrowings (repayments) of debt	(11)	1,067	192	(1,136)	112
Other financing activities	18	44	(70)	30	22
Net cash provided by (used in) financing activities	7	1,111	122	(1,106)	134
Effect of exchange rate changes on cash and cash equivalents	—	—	(12)	—	(12)
Increase (decrease) in cash and cash equivalents	(200)	(34)	26	—	(208)
Cash and cash equivalents at beginning of the period	336	72	347	—	755
Cash and cash equivalents at end of the period	$136	$38	$373	$—	$547

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,690	$2,300	$(1,129)	$2,861
Costs of products sold	—	1,669	1,996	(1,118)	2,547
Restructuring charges	—	1	5	—	6
Asset impairment charges	—	14	3	—	17
All other operating expenses (income)	28	295	203	(21)	505
Total costs and expenses	28	1,979	2,207	(1,139)	3,075
Equity in income (loss) of affiliates	(219)	13	3	206	3
Income (loss) before income taxes	(247)	(276)	96	216	(211)
Income tax expense	—	(2)	(14)	—	(16)
Earnings (loss) from continuing operations	(247)	(278)	82	216	(227)
Loss from discontinued operations, net of tax	—	—	(10)	—	(10)
Net income (loss)	(247)	(278)	72	216	(237)
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(247)	$(278)	$62	$216	$(247)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(247)	$(278)	$62	$216	$(247)
Other comprehensive income (loss):
Foreign currency translation adjustment	(91)	—	(91)	91	(91)
Defined benefit plans (net of tax of $1, $0, $1, $(1) and, $1, respectively)	39	35	4	(39)	39
Total other comprehensive income (loss)	(52)	35	(87)	52	(52)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(299)	$(243)	$(25)	$268	$(299)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,792	$6,851	$(3,619)	$8,024
Costs of products sold	—	4,886	5,892	(3,582)	7,196
Restructuring charges	—	5	9	—	14
Asset impairment charges	—	14	3	—	17
All other operating expenses	1	875	520	24	1,420
Total costs and expenses	1	5,780	6,424	(3,558)	8,647
Equity in income (loss) of affiliates	(743)	117	2	630	6
Income (loss) before income taxes	(744)	(871)	429	569	(617)
Income tax expense	—	(14)	(39)	—	(53)
Earnings (loss) from continuing operations	(744)	(885)	390	569	(670)
Loss from discontinued operations, net of tax	—	—	(40)	—	(40)
Net income (loss)	(744)	(885)	350	569	(710)
Less: Net income attributable to non-controlling interests	—	—	34	—	34
Net income (loss) attributable to Navistar International Corporation	$(744)	$(885)	$316	$569	$(744)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(744)	$(885)	$316	$569	$(744)
Other comprehensive income (loss):
Foreign currency translation adjustment	(71)	—	(71)	71	(71)
Defined benefit plans (net of tax of $2, $0, $2, $(2), and, $2, respectively)	117	105	12	(117)	117
Total other comprehensive income (loss)	46	105	(59)	(46)	46
Total comprehensive income (loss) attributable to Navistar International Corporation	$(698)	$(780)	$257	$523	$(698)

Condensed Consolidating Balance Sheet as of October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$336	$72	$347	$—	$755
Marketable securities	581	1	248	—	830
Restricted cash	23	3	65	—	91
Finance and other receivables, net	3	148	2,561	(11)	2,701
Inventories	—	621	608	(19)	1,210
Investments in non-consolidated affiliates	(6,123)	6,600	73	(473)	77
Property and equipment, net	—	937	807	(3)	1,741
Goodwill	—	—	184	—	184
Deferred taxes, net	—	13	219	(1)	231
Other	36	156	304	(1)	495
Total assets	$(5,144)	$8,551	$5,416	$(508)	$8,315
Liabilities and stockholders’ equity (deficit)
Debt	$2,125	$1,002	$1,960	$(2)	$5,085
Postretirement benefits liabilities	—	2,407	245	—	2,652
Amounts due to (from) affiliates	(6,988)	10,846	(3,932)	74	—
Other liabilities	3,362	646	250	(79)	4,179
Total liabilities	(1,501)	14,901	(1,477)	(7)	11,916
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interest	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,647)	(6,350)	6,849	(501)	(3,649)
Total liabilities and stockholders’ equity (deficit)	$(5,144)	$8,551	$5,416	$(508)	$8,315

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
Third Quarter Summary
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
The industry for our Traditional markets is improving. We now anticipate the truck industry retail deliveries for our Traditional markets to fall in the upper-end of our estimated 2014 range. In the third quarter of 2014, the truck industry retail deliveries for our Traditional markets were up 17% compared to the prior year quarter. While our market share recovery has been slower than expected, our production, backlog, and chargeouts continue to strengthen year over year. Our chargeouts of trucks in our Traditional markets were up 10%, reflecting a 24% increase in Class 8 Heavy trucks.
Financial Summary

•
Continuing Operating Results—In the third quarter of 2014, our consolidated net sales and revenues were $2.8 billion, down 1% compared to the prior year quarter. The 1% decrease reflects lower sales in our Global Operations segment, partially offset by increased sales in our North America Truck and North America Parts segments. In the first nine months of 2014, our consolidated net sales and revenues were $7.8 billion, down 3% compared to the first nine months of 2013. The 3% decrease reflects lower sales from our Global Operations and North America Parts segments.

The improvement by the North America Truck segment reflects improved Traditional truck volumes. This increase was partially offset by lower military sales, reflecting lower demand for our military products and services. Also contributing to the relative increase in sales in the first nine months of 2014 in the North America Truck segment were out-of-period adjustments of $113 million recorded during the second quarter of 2013.
Income from continuing operations before income taxes was $21 million in the third quarter of 2014 compared to a loss from continuing operations of $211 million in the third quarter of 2013. Loss from continuing operations was $495 million in first nine months of 2014 compared to a loss of $617 million in the first nine months of 2013.
The improvement in our comparative results in the third quarter of 2014 was primarily driven by a benefit for adjustments to pre-existing warranties, lower structural costs (include selling, general and administrative ("SG&A") expenses and engineering and product development costs) and lower asset impairment charges. In the third quarter of 2014, we recorded a benefit for adjustments to pre-existing warranties of $29 million, compared to a charge for adjustments to pre-existing warranties of $48 million in the third quarter of 2013. In addition, structural costs were lower by $86 million, or 21%, reflecting the impact of our cost-reduction and other initiatives.

In the third quarter and first nine months of 2014, we recognized income tax expense from continuing operations of $14 million and $25 million, respectively, compared to expense of $16 million and $53 million in the third quarter and first nine months of 2013, respectively. The income tax expense in the first nine months of 2014 included charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by a benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes.
After income taxes, the loss from continuing operations attributable to Navistar International Corporation was $3 million and $550 million, or $0.04 and $6.77, per diluted share, respectively, in the third quarter and first nine months of 2014, compared to a loss of $237 million and $704 million, or $2.94 and $8.76 per diluted share, respectively, in the respective prior year periods.

•
Liquidity—We ended the third quarter of 2014 with $1.17 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.59 billion as of October 31, 2013. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to spending related to warranty claims, debt servicing payments, contributions to our defined benefit pension plans, and capital expenditures.

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
Results of Operations for the three and nine months ended July 31, 2014 as compared to the three and nine months ended July 31, 2013

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except per share data and % change)	2014	2013	Change		2014	2013	Change
Sales and revenues, net	$2,844	$2,861	$(17)	(1)%	$7,798	$8,024	$(226)	(3)%
Costs of products sold	2,417	2,547	(130)	(5)%	6,899	7,196	(297)	(4)%
Restructuring charges	16	6	10	167%	27	14	13	93%
Asset impairment charges	4	17	(13)	(76)%	173	17	156	918%
Selling, general and administrative expenses	241	308	(67)	(22)%	717	905	(188)	(21)%
Engineering and product development costs	80	99	(19)	(19)%	253	310	(57)	(18)%
Interest expense	78	76	2	3%	234	240	(6)	(3)%
Other expense (income), net	(11)	22	(33)	N.M.	(5)	(35)	30	(86)%
Total costs and expenses	2,825	3,075	(250)	(8)%	8,298	8,647	(349)	(4)%
Equity in income of non-consolidated affiliates	2	3	(1)	(33)%	5	6	(1)	(17)%
Income (loss) from continuing operations before income taxes	21	(211)	232	N.M.	(495)	(617)	122	(20)%
Income tax expense	(14)	(16)	2	(13)%	(25)	(53)	28	(53)%
Income (loss) from continuing operations	7	(227)	234	N.M.	(520)	(670)	150	(22)%
Less: Net income attributable to non-controlling interests	10	10	—	—%	30	34	(4)	(12)%
Loss from continuing operations(A)	(3)	(237)	234	(99)%	(550)	(704)	154	(22)%
Income (loss) from discontinued operations, net of tax	1	(10)	11	N.M.	3	(40)	43	N.M.
Net loss(A)	$(2)	$(247)	$245	(99)%	$(547)	$(744)	$197	(26)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(0.04)	$(2.94)	$2.90	(99)%	$(6.77)	$(8.76)	$1.99	(23)%
Discontinued operations	0.02	(0.12)	0.14	N.M.	0.04	(0.49)	0.53	N.M.
	$(0.02)	$(3.06)	$3.04	(99)%	$(6.73)	$(9.25)	$2.52	(27)%
Diluted weighted average shares outstanding	81.4	80.6	0.8	1%	81.3	80.4	0.9	1%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Truck	$1,914	$1,896	$18	1%	$5,088	$5,076	$12	—%
North America Parts	621	596	25	4%	1,851	1,918	(67)	(3)%
Global Operations	407	499	(92)	(18)%	1,133	1,398	(265)	(19)%
Financial Services	60	61	(1)	(2)%	172	178	(6)	(3)%
Corporate and Eliminations	(158)	(191)	33	(17)%	(446)	(546)	100	(18)%
Total	$2,844	$2,861	$(17)	(1)%	$7,798	$8,024	$(226)	(3)%

In the third quarter of 2014, the North America Truck segment net sales increase of $18 million, or 1%, was primarily due to improved Traditional truck volumes, partially offset by lower military sales. In the first nine months of 2014, the North America Truck segment net sales were flat compared to the prior year period reflecting higher truck sales volumes in our Traditional market, offset by lower military sales.
Also impacting the comparative results in sales in the North America Truck segment for the nine-month period was an out-of-period adjustment identified and recorded during the second quarter of 2013. The adjustment was related to certain third-party equipment financings by GE, which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. Correcting the errors resulted in a decrease of $113 million to net sales in 2013 related to prior periods.
In the third quarter of 2014, the North America Parts segment net sales increase of $25 million was primarily due to improvements in our commercial markets, partially offset by lower military sales. In the first nine months of 2014, the North America Parts segment net sales decrease of $67 million was primarily due to lower military sales, partially offset by improvements in our commercial markets.
The Global Operations segment net sales decrease of $92 million and $265 million, or 18% and 19%, respectively, for the third quarter and first nine months of 2014, was primarily due to lower engine volumes in our South American engine operations due to the economic downturn in Brazil. Also impacting the change in segment revenue in the first nine months of 2014 was the unfavorable impact of fluctuations in foreign exchange rates, and lower chargeouts from our export truck sales.
The Financial Services segment net revenues were comparable to the prior year periods, as a decline in the average finance receivables balance was offset by higher revenues from operating leases.
Costs of products sold
In the third quarter of 2014, cost of products sold decreased by $130 million, reflecting the impact of lower net sales in the Global Operations segment. In addition, the North America Truck segment was favorably impacted by the recognition of a benefit for adjustments to pre-existing warranties, partially offset by a shift in our Traditional market to a greater mix of higher cost units that incorporate the SCR after-treatment system.
In the third quarter of 2014, the Company recognized a benefit for adjustments to pre-existing warranties of $29 million. The benefit is comprised of a benefit for changes in estimate of $59 million, partially offset by a $30 million correction of prior-period errors, primarily related to pre-existing warranties. In the third quarter of 2013, the Company recorded charges for adjustments to pre-existing warranties of $48 million, reflecting an unanticipated increase in warranty spend, primarily for certain 2010 emission standard engines.
In the first nine months of 2014, cost of products sold decreased by $297 million, reflecting the impact of lower net sales in the Global Operations and North America Parts segments. In addition, the North America Truck segment was favorably impacted by certain out-of-period adjustments that lowered cost of products sold in the first nine months of 2013 and lower charges for adjustments related to pre-existing warranties in the first nine months of 2014, partially offset by a shift in our Traditional market to a greater mix of higher cost units that incorporate the SCR after-treatment system.
As described above, in the second quarter of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, the cost of products sold of the North America Truck segment decreased by $113 million in the first nine months of 2013.
In the first nine months of 2014 and 2013, the Company recognized charges for adjustments to pre-existing warranties of $65 million and $252 million, respectively. Included within the warranty charge in the first nine months of 2014 are out-of-period adjustments of $24 million which were identified and recorded to correct prior-period errors, primarily related to pre-existing warranties. Also in the first nine months of 2013, we recognized a warranty recovery of $27 million. The North America Truck segment recognized the majority of the adjustments to pre-existing warranties. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Restructuring charges
In the third quarter and first nine months of 2014, we incurred restructuring charges of $16 million and $27 million, respectively. In the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. The Company has appealed this ruling. In addition, in the first nine months of 2014, the Company incurred restructuring charges related to cost reduction actions that included a reduction-in-force in the U.S. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $4 million and $173 million in the third quarter and first nine months of 2014, respectively, compared to charges of $17 million in comparable prior year periods.
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
In addition, in the first nine months of 2014, the North America Truck segment recorded asset impairment charges of $23 million, of which $19 million was the result of a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
In the third quarter of 2013, we recorded asset impairment charges of $17 million, in our North America Truck segment. These charges were a result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $67 million and $188 million in the third quarter and first nine months of 2014, respectively, reflects the impact of our cost-reduction initiatives. In the fourth quarter of 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and began implementing new cost-reduction initiatives, including an enterprise-wide reduction-in-force. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $19 million and $57 million in the third quarter and first nine months of 2014, respectively, is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.
Interest expense
In the third quarter of 2014, the interest expense increase of $2 million was primarily due to an increase in our average outstanding debt balance compared to 2013. The change in our average outstanding debt balance was primarily the result of the private sale of the 4.50% Senior Subordinated Convertible Notes, due 2018, in October 2013, the private sale of the 2019 Convertible Notes in April 2014, and an increase in debt utilized in financing of retail finance receivables balances, partially offset by the repurchase of a portion of the 2014 Convertible Notes in April 2014.
In the first nine months of 2014, the interest expense decrease of $6 million was primarily due to the impact of certain out-of-period adjustments recorded in the second quarter of 2013, as well as the purchase of certain manufacturing equipment that was previously accounted for as a financing arrangement, related to a sale and leaseback transaction. In the first nine months of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, a charge of $8 million was recorded in interest expense in the first nine months of 2013.
Partially offsetting this decrease was the increase in our average outstanding debt balance during the first nine months of 2014 compared to the first nine months of 2013. The change in our average outstanding debt balance was primarily the result of the issuance of additional 8.25% Senior Notes, due 2021, in March 2013, the private sale of the 4.50% Senior Subordinated Convertible Notes, due 2018, in October 2013, and the private sale of the 2019 Convertible Notes in April 2014, partially offset by the April 2013 principal payment of $300 million against our Term Loan Credit Facility in conjunction with the repricing of that facility that lowered the interest rate and the repurchase of a portion of the 2014 Convertible Notes in April 2014.
Other expense (income), net
In the third quarter of 2014, we recognized other income of $11 million compared to other expense of $22 million in the third quarter of 2013. The increase in other income in the third quarter of 2014 is primarily driven by lower foreign exchange losses compared to the third quarter of 2013. During the third quarter of 2013, the Company was unfavorably impacted by the fluctuations of foreign exchange rates, particularly due to the weakening of the Brazilian Real against the U.S. Dollar.
The decrease in other income of $30 million in the first nine months of 2014 is due to lower foreign exchange losses and the offsetting impact of certain gains in 2013. The first nine months of 2013 included gains of $35 million related to our legal settlement with Deloitte and Touche LLP and $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, partially offset by $13 million of charges related to the $300 million principal repayment of a portion of the Term Loan Credit Facility, which primarily consisted of the write-off of related discount and debt issuance costs and a prepayment premium fee, and the impact of the fluctuations of foreign exchange rates related to the Brazilian Real, as described above.
Income tax expense
In the third quarter and first nine months of 2014, we recognized an income tax expense from continuing operations of $14 million and $25 million, respectively, compared to $16 million and $53 million in the respective prior year periods. The difference between the income tax expense in the first nine months of 2014 and 2013 is due to geographical mix and certain discrete items. The income tax expense in the first nine months of 2014 included charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by a benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes. In addition, 2014 income tax expense included a tax benefit of $8 million resulting from an Alabama tax settlement. The income tax expense in 2013 included expense of approximately $20 million related to audit settlements and changes to our uncertain tax positions. In both periods, the impact of income taxes on U.S. operations was limited to current state income taxes, federal refundable credits, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. and certain foreign deferred tax assets.
At October 31, 2013, we had $1.7 billion of U.S. federal net operating losses and $242 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carry forward periods of up to 20 years. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next 12 months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2014 and 2013 relates to Ford's non-controlling interest in our Blue Diamond Parts ("BDP") subsidiary.
Income (loss) from discontinued operations, net of tax
In the third quarter and first nine months of 2014, we recognized income from discontinued operations of $1 million and $3 million, respectively, compared to a loss of $10 million and $40 million in the respective prior year periods. The income from discontinued operations was comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco.
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

North America Truck Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Truck segment sales, net	$1,914	$1,896	$18	1%	$5,088	$5,076	$12	—%
North America Truck segment loss	(12)	(143)	131	(92)%	(353)	(547)	194	(35)%
Segment sales
In the third quarter of 2014, the North America Truck segment net sales increase of $18 million, or 1%, was primarily due to improved Traditional truck volumes. This increase was partially offset by lower military sales, reflecting lower demand for our military products and services. Truck chargeouts from our Traditional market were up 10%, reflecting a 24% increase of Class 8 Heavy trucks and a 6% increase in Class 6 and 7 Medium trucks, partially offset by an 18% decrease in Class 8 Severe Service trucks.
In the first nine months of 2014, net sales were flat compared to the prior year period, reflecting higher truck sales volumes in our Traditional market and the impact of certain out-of-period adjustment recorded in the second quarter of 2013, offset by lower military sales. Truck chargeouts from our Traditional market were up 8%, reflecting a 24% increase of Class 8 Heavy trucks, partially offset by a 14% decrease in Class 8 Severe Service trucks.
As described above in the Results of Operations, in the second quarter of 2013, the segment identified and recorded out-of-period adjustments for the correction of prior-period errors, relating to certain third-party equipment financings by GE that we have accounted for as borrowings. Correcting the errors resulted in a decrease of $113 million to net sales in 2013 related to prior periods.
Segment loss
In the third quarter and first nine months of 2014, the North America Truck segment improved its segment loss by $131 million and $194 million, respectively, primarily driven by the recognition of a benefit related to pre-existing warranties. In the third quarter of 2014, the North America Truck segment recognized a benefit for adjustments to pre-existing warranties of $32 million compared to a charge for adjustments to pre-existing warranties of $47 million in the third quarter of 2013. The benefit in the third quarter of 2014 is comprised of a benefit for changes in estimate of $62 million, partially offset by a $30 million correction of prior-period errors, primarily related to pre-existing warranties.
In the first nine months of 2014, the North America Truck segment recorded charges for adjustments related to pre-existing warranties of $62 million compared to charges of $254 million in the first nine months of 2013. Included within the warranty charge in the first nine months of 2014 are out-of-period adjustments of $24 million which were identified and recorded to correct prior-period errors, primarily related to pre-existing warranties. Offsetting these charges for warranty was recognition of a warranty recovery of $27 million in the first nine months of 2013. In addition, in the first nine months of 2014, gross margin was impacted by the continued shift to a greater mix of units that incorporate SCR after-treatment systems.
In the third quarter and first nine months of 2014, SG&A expenses and Engineering and product development costs continued to decline. SG&A expenses and Engineering and product development costs decreased by $39 million and $112 million, respectively, compared to the comparable prior year periods. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.
In the first nine months of 2014, the segment recorded charges of $2 million, the majority of which were recognized in the first quarter of 2014, for non-conformance penalties, primarily for certain pre-engine model year 2014 13L engines sales, compared to $7 million and $29 million in the third quarter and first nine months of 2013. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
In addition, in the first nine months of 2014, the segment recorded certain one-time charges. The segment recorded asset impairment charges of $23 million, of which $19 million was the result of a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. In the three and nine months ended July 31, 2013, the segment recognized charges of $17 million, resulting from the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. Additionally, in the first nine months of 2013, the North America Truck segment recognized charges of $39 million for accelerated depreciation of certain assets, primarily related to the planned closure of our Garland Facility. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

North America Parts Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
North America Parts segment sales, net	$621	$596	$25	4%	$1,851	$1,918	$(67)	(3)%
North America Parts segment profit	127	98	29	30%	357	329	28	9%
Segment sales
In the third quarter of 2014, the North America Parts segment net sales increase of $25 million, or 4%, was primarily due to improvements in our commercial markets, partially offset by lower military sales. In the first nine months of 2014, the North America Parts segment net sales decrease of $67 million, or 3%, was primarily due to lower military sales, partially offset by improvements in our commercial markets. The decline in military sales reflects lower sales of upgrade kits and sustainment parts, as well as the impact of the definitization of pricing on certain military contracts throughout 2013.
Segment profit
In the third quarter and first nine months of 2014, the North America Parts segment improved its segment profit by $29 million and $28 million, respectively, primarily driven by margin improvements in our commercial markets. The increase in the North America Parts segment profit was also due to lower intercompany "access fees" due to cost-reduction initiatives in the North America Truck segment. Access fees consist of certain engineering and product development costs, depreciation expense, and SG&A.
Global Operations Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
Global Operations segment sales, net	$407	$499	$(92)	(18)%	$1,133	$1,398	$(265)	(19)%
Global Operations segment profit (loss)	(2)	(22)	20	(91)%	(185)	—	(185)	N.M.
Segment sales
In the third quarter and first nine months of 2014, the Global Operations segment net sales decrease of $92 million and $265 million, or 18% and 19%, was primarily driven by a decrease of $91 million and $240 million, respectively, in our South America engine operations. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 29% and 23% in the respective comparative periods. Our South American engine operations were also impacted by the devaluation of the Brazilian Real to the U.S. Dollar of 4% and 10% for the third quarter and first nine months of 2014, compared to the comparable prior year periods. Also contributing to the decrease in sales in the first nine months of 2014 is a decrease of $62 million of revenues from our export truck operations, which reflects an 18% decrease in chargeouts. The decrease in the first nine months of 2014 was partially offset by a $40 million increase in revenue from Brazil truck operations.
Segment profit (loss)
In the third quarter of 2014, the Global Operations segment loss improved by $20 million, primarily driven by improvements in our export truck operations geographic mix, lower foreign exchange losses, and lower SG&A expenses, resulting from our cost-reduction initiatives. The improvement in segment loss in the third quarter of 2014 was partially offset by a decline in South America engine volumes.
In the first nine months of 2014, the Global Operations segment loss of $185 million was primarily the result of $149 million of non-cash charges in the second quarter of 2014 for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment during the second quarter of 2014. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
In addition, the comparative segment loss in the first nine months of 2014 decreased by $26 million as the result of a gain recognized in 2013 related to the sale of the Company's interest in the Mahindra Joint Ventures to Mahindra in February 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.

In the first nine months of 2014, the remaining decreases in segment profit of $10 million was primarily due to the decreased results in our South American engine operations reflecting lower volumes and to a lesser extent the impact of foreign currency. This decrease was partially offset by improvements in our export truck operations geographic mix, as well as lower SG&A expenses and engineering and product development costs of $9 million and $7 million, respectively, primarily due to cost-reduction initiatives and project rationalization of certain engineering programs.
Financial Services Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2014	2013	Change		2014	2013	Change
Financial Services segment revenues, net	$60	$61	$(1)	(2)%	$172	$178	$(6)	(3)%
Financial Services segment profit	24	23	1	4%	71	64	7	11%
Segment revenues
In the third quarter and first nine months of 2014, the decrease of $1 million and $6 million, respectively, in the Financial Services segment net revenues was primarily driven by the continued decline in the average retail note receivables balance, partially offset by higher revenues from operating leases. The decline in the average retail note receivables balance reflects lower loan originations in the U.S., partially offset by higher loan originations in Mexico.
Segment profit
In the third quarter and first nine months of 2014, the increase of $1 million and $7 million, respectively, in the Financial Services segment profit was primarily due to higher interest income from intercompany loans, partially offset by the lower net financial margin due to the decline in the average retail note receivables balance in the U.S., as well as an increase in the provision for loan losses in Mexico due to an increase in their finance receivables balance.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Traditional truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	4,800	4,000	800	20%	13,900	12,800	1,100	9%
Class 6 and 7 medium trucks	17,900	16,300	1,600	10%	53,100	47,500	5,600	12%
Class 8 heavy trucks	48,900	41,700	7,200	17%	134,100	120,500	13,600	11%
Class 8 severe service trucks	15,300	12,200	3,100	25%	39,500	33,700	5,800	17%
Total Traditional markets	86,900	74,200	12,700	17%	240,600	214,500	26,100	12%
Combined Class 8 trucks	64,200	53,900	10,300	19%	173,600	154,200	19,400	13%
Navistar Traditional retail deliveries	14,100	12,600	1,500	12%	40,700	37,700	3,000	8%

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013
Traditional Markets (U.S. and Canada)
Class 6 and 7 medium trucks	20%	26%	17%	20%	24%
Class 8 heavy trucks	14%	14%	12%	14%	12%
Class 8 severe service trucks	15%	17%	19%	20%	18%
Combined Class 8 trucks	14%	15%	14%	16%	14%
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

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	2,100	2,300	(200)	(9)%	7,200	6,700	500	7%
Class 6 and 7 medium trucks	2,700	2,500	200	8%	12,900	9,600	3,300	34%
Class 8 heavy trucks	7,600	7,800	(200)	(3)%	22,400	17,900	4,500	25%
Class 8 severe service trucks	2,000	2,600	(600)	(23)%	6,600	7,000	(400)	(6)%
Total Traditional markets	14,400	15,200	(800)	(5)%	49,100	41,200	7,900	19%
Combined Class 8 trucks	9,600	10,400	(800)	(8)%	29,000	24,900	4,100	16%
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

	As of July 31, 2014
(in units)	2014	2013	Change	% Change
Traditional Markets (U.S. and Canada)
School buses	2,300	1,800	500	28%
Class 6 and 7 medium trucks	5,300	1,700	3,600	212%
Class 8 heavy trucks	12,800	8,700	4,100	47%
Class 8 severe service trucks(A)	2,100	2,400	(300)	(13)%
Total Traditional markets	22,500	14,600	7,900	54%
Combined Class 8 trucks	14,900	11,100	3,800	34%
_____________________________

(A)	The units in 2013 have been recast to exclude militarized units.
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2014	2013	Change		2014	2013	Change
Traditional Markets (U.S. and Canada)
School buses	3,100	2,700	400	15%	7,700	7,200	500	7%
Class 6 and 7 medium trucks	3,600	3,400	200	6%	12,200	12,000	200	2%
Class 8 heavy trucks	7,300	5,900	1,400	24%	18,600	15,000	3,600	24%
Class 8 severe service trucks	2,300	2,800	(500)	(18)%	6,200	7,200	(1,000)	(14)%
Total Traditional markets	16,300	14,800	1,500	10%	44,700	41,400	3,300	8%
Military vehicles(A)	—	100	(100)	(100)%	100	800	(700)	(88)%
Expansion markets(B)	7,600	7,900	(300)	(4)%	19,800	20,500	(700)	(3)%
Total worldwide units(C)	23,900	22,800	1,100	5%	64,600	62,700	1,900	3%
Combined Class 8 trucks	9,600	8,700	900	10%	24,800	22,200	2,600	12%
_____________________________

(A)	All periods presented have been recast to include all militarized units.

(B)
Includes chargeouts related to Blue Diamond Truck ("BDT") of 3,100 units and 2,800 units during the three months ended July 31, 2014 and 2013, respectively, and 7,600 and 6,700 units during the nine months ended July 31, 2014 and 2013.

(C)
Excludes: (i) RV towables of 1,500 units during the first nine months ended July 31, 2013, respectively, which were related to the Bison Coach trailer business sold in October 2013, and (ii) 300 units and 800 units during the three and nine months ended July 31, 2013, respectively, related to Monaco and WCC, both of which have been classified as discontinued operations.

Engine Shipments

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2014	2013	Change		2014	2013	Change
OEM sales-South America	21,400	31,000	(9,600)	(31)%	65,700	87,400	(21,700)	(25)%
Intercompany sales	9,800	14,900	(5,100)	(34)%	30,400	46,500	(16,100)	(35)%
Other OEM sales	2,900	2,600	300	12%	8,500	6,800	1,700	25%
Total sales	34,100	48,500	(14,400)	(30)%	104,600	140,700	(36,100)	(26)%

Liquidity and Capital Resources

	As of
(in millions)	July 31, 2014	October 31, 2013	July 31, 2013
Consolidated cash and cash equivalents	$547	$755	$425
Consolidated marketable securities	618	830	708
Consolidated cash, cash equivalents and marketable securities	$1,165	$1,585	$1,133
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to our Term Loan Credit Facility, and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar, Inc.'s existing Asset-Based Credit Facility and Navistar, Inc. entered into an Amended and Restated Asset-Based Credit Facility with a commitment amount of up to $175 million. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and extended the maturity date to August 17, 2017. We also utilized proceeds from the March 2013 issuance of $300 million of additional 8.25% Senior Notes due 2021 to make a principal repayment of $300 million against our Term Loan Credit Facility. In July 2014, the Amended and Restated Asset-Based Credit Facility was amended to remove used truck inventory from the borrowing base. The amendment had no impact on the aggregate commitment level under the Asset-Based Credit Facility, which remains at $175 million. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a proposed financing with NFC secured by a first priority lien on used truck inventory (and certain related assets). During the third quarter of 2014, NFC made a secured intercompany loan to our Manufacturing operations under this arrangement for $90 million.
In October 2013, we completed the private sale of $200 million of 2018 Convertible Notes, from which the Company received proceeds of $196 million, net of issuance costs and issuance discount. Also in October 2013, our Financial Services operations made an intercompany loan of $270 million to our Manufacturing operations, utilizing existing credit facilities (the "Intercompany Loan"). The Company expects to use the proceeds from the 2018 Convertible Notes for general corporate purposes, which, together with the Intercompany Loan, may include the repayment of the balance of the 2014 Convertible Notes.
During the second quarter of 2014, the Company completed the private sale of $411 million of our 2019 Convertible Notes, including a portion of the underwriters over-allotment options. The Company used the net proceeds from our 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of our 2014 Convertible Notes. In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes.
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
Consolidated cash, cash equivalents and marketable securities was $1.17 billion at July 31, 2014, which includes $48 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Nine Months Ended July 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(264)	$(80)	$(344)
Net cash provided by (used in) investing activities	132	(118)	14
Net cash provided by (used in) financing activities	(71)	205	134
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)	(12)
Increase (decrease) in cash and cash equivalents	(210)	2	(208)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$517	$30	$547

	Nine Months Ended July 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(248)	$282	$34
Net cash used in investing activities	(585)	(106)	(691)
Net cash provided by (used in) financing activities	208	(194)	14
Effect of exchange rate changes on cash and cash equivalents	(21)	2	(19)
Decrease in cash and cash equivalents	(646)	(16)	(662)
Cash and cash equivalents at beginning of the period	1,059	28	1,087
Cash and cash equivalents at end of the period	$413	$12	$425
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $264 million and $248 million in the nine months ended July 31, 2014 and 2013, respectively. The net increase in cash used in the first nine months of 2014, versus the comparable period in 2013, was primarily attributable to changes in inventory, including increases in our used truck inventory and changes in other current liabilities partially offset by higher income, an increase in dividends received from our Financial Services operations, higher reversal of non-cash impairment charges, changes in noncurrent assets and changes in accounts receivable and accounts payable.
Cash paid for interest, net of amounts capitalized, was $166 million and $165 million in the nine months ended July 31, 2014 and 2013, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities was $132 million in the nine months ended July 31, 2014, compared to cash used of $585 million in the same period of 2013. The net increase in cash provided in the first nine months of 2014 was primarily attributable to higher sales and maturities of marketable securities, lower capital expenditures and lower purchases of equipment leased to others partially offset by higher purchases of marketable securities.
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
During the nine months ended July 31, 2014, sales of marketable securities totaled $1,092 million and maturities of marketable securities totaled $330 million, compared with $664 million of sales and $164 million of maturities of marketable securities during the same period of 2013.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities was $71 million in the nine months ended July 31, 2014, compared with $208 million provided by financing activities in the nine months ended July 31, 2014. The net decrease in cash flow from financing activities was primarily attributable to lower proceeds from finance lease obligations, higher principal payments on long-term debt and lower issuance of common stock partially offset by higher proceeds from the issuance of long-term debt and lower principal payments under capital lease obligations.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash used in operating activities was $80 million in the nine months ended July 31, 2014 compared to cash provided by operating activities of $282 million in the same period of 2013. The net decrease in cash provided by operating activities was primarily due to the decline in liquidations of U.S. retail notes receivable, an increase in the level of accounts receivable purchased from the manufacturing operations, and a secured intercompany loan to the manufacturing operations in 2014.

Cash paid for interest, net of amounts capitalized, was $41 million in each of the nine month periods ended July 31, 2014 and 2013, respectively. A decrease in average finance receivables funding requirements was largely offset by the funding of the Intercompany Loan. Average interest rates remained constant.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $118 million and $106 million in the nine months ended July 31, 2014 and 2013, respectively. Changes in restricted cash levels required under our secured borrowings were the primary uses of cash from investing activities in 2014 and 2013, along with investments in equipment leased to others. In 2014, additional restricted cash was used to secure new borrowings relating to our Mexican financial services operation and our retail accounts funding facility.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash provided by financing activities was $205 million in the nine months ended July 31, 2014, compared to cash used of $194 million in the same period of 2013. New funding requirements have exceeded periodic payments on our funding facilities during 2014 as overall finance receivables levels increased. Also, there were funding requirements for a dividend and the secured intercompany loan to the manufacturing operations in 2014. In 2013, cash used in financing activities was due to periodic payments on our funding facilities exceeding new funding requirements.
Pension and Other Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act ("PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by the Employee Retirement Income Security Act of 1974 to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law, impacting the minimum funding requirements for pension plans, but does not otherwise impact our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014, including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations.
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time.

For the three and nine months ended July 31, 2014, we contributed $33 million and $98 million, respectively, and for the three and nine months ended July 31, 2013 we contributed $29 million and $86 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $66 million during the remainder of 2014. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2015 through 2017, the Company will be required to contribute at least $100 million per year to the plans, depending on asset performance and discount rates.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2013. During the nine months ended July 31, 2014, there were no significant changes in our application of our critical accounting policies.
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

Recently Adopted Accounting Standards
In the nine months ended July 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2013. During the nine months ended July 31, 2014, there have been no significant changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, we concluded that our disclosure controls and procedures were not effective as of October 31, 2013 based on two material weaknesses identified. In the second quarter ended April 30, 2014, management had sufficient evidence to conclude that remediation was complete for the income tax expense material weakness previously reported. Based on the one remaining material weakness that still exists, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2014, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. The substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal controls over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, that existed as of October 31, 2013 and continued to exist as of July 31, 2014, is as follows:

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

Management’s Remediation Initiatives
We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of the material weakness.
Our initiatives, summarized below, are intended to remediate our remaining material weakness and to continue to enhance our internal control over financial reporting.

•
We are designing, documenting, and testing controls that are intended to validate the completeness and accuracy of the data used for warranty costs estimates and other significant accounting estimates and transactions.

We have made significant progress in our remediation efforts including strengthening key management review controls, enhancing controls over system interfaces, and testing reports and underlying data used in significant accounting estimates and transactions. Although more time is needed to demonstrate effectiveness, the efforts summarized above continue to enhance our internal control over financial reporting.
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
We are taking actions to remediate the remaining material weakness related to our internal controls over financial reporting, as described above. However, our remediation efforts were not complete as of July 31, 2014. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the nine months ended July 31, 2014, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, except (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014; (ii) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014; and (iii) those disclosed below:

Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA

In April 2014, the parties entered into a settlement agreement which was ratified by the Special Court of Appeals on April 25, 2014, the “Rio Settlement.” Pursuant to the Rio Settlement, Wyeth undertook to pay R$20 million (the equivalent of approximately US$ 9 million at July 31, 2014) to Lis Franco within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any indemnification obligations as well as from any and all claims against IIAA regarding the subject of Lis Franco’s counterclaim. In addition, Wyeth agreed to pay the total amount of R$8.5 million (the equivalent of approximately US$3.8 million at July 31, 2014) to Lis Franco’s attorneys within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any and all claims regarding such attorneys’ fees. The Rio Settlement became final and binding on May 27, 2014 and the matter was closed on the same date.

Separately, Wyeth filed a special appeal, addressed to the Superior Court of Appeals in Sao Paulo, in December 2013. MWM filed an answer to the appeal in January 2014. Before the Superior Court of Appeals ruled on the appeal, the parties entered into a settlement agreement, the “Sao Paulo Settlement,” subject to the approval of the Rio Settlement. Pursuant to the Sao Paulo Settlement, Wyeth undertook to (i) comply with the terms of the Rio Settlement, including payment of the agreed-upon amounts to Lis Franco and his attorneys; (ii) withdraw the appeal filed against the award granted to MWM in Sao Paulo; and (iii) pay R$0.2 million in attorneys’ fees to MWM's counsels. Once the Rio Settlement became final and binding, the Sao Paulo Settlement was submitted for ratification on April 30, 2014. At the same time, Wyeth withdrew its appeal and both parties waived the right to appeal the future ratification of the Sao Paulo Settlement. In May 2014, the Sao Paulo State Court of Appeals ratified Wyeth’s appeal withdrawal in a final and binding decision and the matter was closed on the same date.

Westbrook vs. Navistar. et. al.

On June 11, 2014, the Fifth Circuit denied the Trustee's petition for rehearing. On June 19, 2014, the Fifth Circuit issued its mandate affirming the judgment of the District Court.

Shareholder Litigation

In the "10b-5 Cases” (as defined under Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements, above), on July 22, 2014, the Court granted the defendants’ Motions to Dismiss, denied the lead plaintiff’s Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014. On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The plaintiff now brings claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants expect to file their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  The Court has ordered a briefing schedule and set a ruling date for February 17, 2015.

In respect of the James Gould derivative complaint, on July 31, 2014, the parties filed a status report informing the court that defendants’ motion to dismiss the 10b-5 case had been granted and stating that a proposed scheduling order or further stay order would be filed on or before September 2, 2014. Pursuant to a court order on August 27, 2014, this matter has been stayed pending a ruling on the anticipated motion to dismiss the plaintiffs’ Second Amended Complaint in the 10b-5 cases.

In respect of the Abbie Griffin derivative complaint, on August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the anticipated motion to dismiss the plaintiffs’ Second Amended Complaint in the 10b-5 cases.

MaxxForce Engine EGR Warranty Litigation

On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia

(the “N&C Action”).   The N&C Action seeks to certify a class of persons in British Columbia who purchased heavy duty Class 8 trucks equipped with Navistar EGR engines. N&C alleges that vehicles with engines using EGR technology had pervasive quality issues and defects, and that the defendants knew of such engine problems but failed to disclose them to consumers and failed to cure the defects. N&C asserts claims based on theories of breach of contract, misrepresentation, unfair competition, and negligence. For relief, the N&C Action seeks monetary damages and an order rescinding purchase agreements for the trucks in question. The N&C Action also seeks special and punitive damages, interest, and costs. The Company has not yet been served in the N&C Action.

On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the District Court for the Northern District of Illinois (the “Par 4 Action”). The Par 4 Action seeks to certify a class of persons or entities in the United States who purchased or leased a ProStar vehicle between 2010 and 2013 equipped with a MaxxForce 13-liter diesel engine.  Par 4 alleges that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and correct the defect. Par 4 asserts claims against Navistar, Inc. based on theories of breach of warranty, consumer fraud, and declaratory relief. For relief, the Par 4 Action seeks monetary damages, declaratory relief, interest, fees, and costs.

After the Par 4 Action was filed, two additional putative class action lawsuits were filed in July in the same District Court. The proposed classes in the two additional lawsuits are somewhat broader in time and engine scope than the class proposed in the Par 4 Action, but the two additional lawsuits are otherwise substantially similar to the Par 4 Action.  First, on July 9, 2014, Denis Gray Trucking, Inc., Carmichael Leasing Co., Inc. d/b/a Carmichael Nationalease, and GTL Enterprises Inc. filed a putative class action against Navistar International Corporation seeking to certify a nationwide class as described above, and also seeking to certify state-wide subclasses in Illinois, California, and Washington. Second, on July 30, 2014, B&T Express, Inc., OMCO Enterprises, LLC, ALJEN Enterprises, LLC, A.T.T. Trucking, LLC, H.J. O'Malley Trucking, LLC, and Traficanti Trucking, LLC filed a putative class action against Navistar International Corporation seeking to certify a nationwide class as described above, and also seeking to certify a state-wide subclass in Ohio.

All three of these MaxxForce Engine putative class action lawsuits have been assigned to the same judge and are pending in the United States District Court for the Northern District of Illinois.  Navistar’s deadline to respond or otherwise plead to all three lawsuits is September 10, 2014.

EPA Notice of Violation

In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV states that the EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice (“DOJ”) with a recommendation that a civil complaint be filed in federal district court. In July 2014, the DOJ informed Navistar that the matter had been referred to DOJ.

Item 1A.	Risk Factors
During the nine months ended July 31, 2014, except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2013:

Our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.

As of October 31, 2013, we had $1.7 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”) if an “ownership change,” as defined in Section 382 of the Code, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on 1) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus 2) built-in gains on certain assets held prior to the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards for the remainder of the 20-year carry forward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carry forward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

Because we may use our NOL carryforwards to offset our future taxable income for federal income tax reporting purposes, we believe these NOL carryforwards are a substantial asset for us. Accordingly, on June 23, 2014, we and Computershare Inc. (the “Rights Agent”), entered into Amendment No. 7 to the Rights Agreement, dated June 19, 2012, as amended (the “Rights Agreement”) in an effort to protect our NOLs during the effective period of the Amendment, and on August 29, 2014, we and the Rights Agent entered into Amendment No. 8 to the Rights Agreement further extending the Rights Agreement, and its intended protection of our NOLs, through November 3, 2014. See Note 14, Stockholders’ Deficit. Although the Rights Agreement, as amended, is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the Rights Agreement will prevent all transfers that could result in such an ownership change.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 3, 2014