Form 10-K
period 2014-10-31
NAVISTAR INTERNATIONAL CORP
filed 2014-12-16
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
   Commission file number 1-9618
___________________________________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.0 billion.
As of November 30, 2014, the number of shares outstanding of the registrant’s common stock was 81,414,738, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2015 annual meeting of stockholders to be held on February 11, 2015 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	30

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	70
Item 8.	Financial Statements and Supplementary Data	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	160
Item 9A.	Controls and Procedures	160
Item 9B.	Other Information	163

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	163
Item 11.	Executive Compensation	163
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	163
Item 13.	Certain Relationships and Related Transactions, and Director Independence	163
Item 14.	Principal Accountant Fees and Services	163

PART IV
Item 15.	Exhibits and Financial Statement Schedules	164
	Signatures	165

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

•	anticipated results from our Return-on-Invested-Capital ("ROIC") methodology and the benchmarking study to create a pathway to achieve profitability;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck ("BDT") joint venture with Ford Motor Company ("Ford") expected in April 2015;

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
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, set forth in Part 1, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2014, 2013, and 2012 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
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
Emissions regulation is a key element of our industry. A fundamental component of our prior strategy was to leverage advanced Exhaust Gas Recirculation ("EGR"), which we believed to have certain advantages, as part of a proprietary engine technology path. We previously believed that our proprietary engine technology would eliminate the need for additional after-treatment components on our vehicles, including urea-based Selective Catalytic Reduction ("SCR"). However, in July 2012, we announced a change to our engine emissions strategy. We aggressively pursued the technology path followed by others in the industry by adding SCR components to our engines and our vehicles, and as a result, in 2013, we received U.S. Environmental Protection Agency ("EPA") certification of certain of our MaxxForce engines that incorporate an SCR after-treatment system.
In addition to modifying our technology path related to emissions standards, we decided to discontinue the development of certain engines which lack scale, in favor of a more cost-effective method of purchasing certain engines from an engine OEM supplier. During 2013, we began offering trucks with these engines, and in 2014 we successfully completed the launch of the majority of our product portfolio with SCR after treatment technology. We redeployed a substantial portion of our resources to focus on this effort and our primary market of North America. Our primary focus remains the execution of the refresh of our product portfolio, and to improve the quality and cost of our products. We believe that: (i) offering our trucks with the option of being powered by either our MaxxForce engine or a third party engine will allow us to increase our customer-base; and (ii) our products will demonstrate strong performance as measured by uptime, leading fuel economy and low cost of ownership. All together, we believe this strategy will ultimately translate into successfully recapturing market share in North America. While our market share recovery has been slower than expected, our production, backlog, and chargeouts strengthened in 2014 compared to 2013.
We are using an ROIC methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing or are non-strategic. We are continuing to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions. This effort is ongoing, and may lead to additional divestitures of businesses or discontinuing engineering programs that are outside of our core operations or not performing to our expectations. We also continue to identify opportunities to restructure our business and rationalize our Manufacturing operations. We have realized significant cost savings due to these actions, which we believe will translate into a more efficient company with a lower cost structure, ultimately leading to increased profitability.
We continue to take actions that we believe will improve our performance and continue to evaluate additional opportunities to enhance value. Following our six guiding principles, the entire organization remains aligned around our "Drive-to-Deliver" turnaround plan, which is outlined below under Our 2014 Accomplishments and Our Expectations Going Forward.
Our 2014 Accomplishments
Following our Drive-to-Deliver plan, we made substantial progress during 2014 on our top priorities:

I.
Improve quality—We addressed quality issues in our existing product portfolio and implemented new quality controls and testing systems. For example, during 2014, we reduced warranty spend, primarily due to lower repair costs and improvements in our engine quality.

II.
Complete product launches—We successfully completed the majority of our SCR product launches, getting to market products that incorporate existing SCR technology while expanding our engine options, and revamping our heavy-duty truck portfolio. Specific examples include:

•	We introduced the Cummins ISX and MaxxForce 13L SCR engine in all Class 8 truck models.

•	We began offering the Cummins ISB 6.7 liter engine (the “Cummins ISB”) in our International DuraStar medium-duty trucks and IC Bus CE Series school buses.

•	We introduced our SCR 9- and 10-liter engines in our International DuraStar and International Workstar vehicles.

•
We completed, as part of our strategy for leading industry uptime, the launch of OnCommand™ Connection (“OnCommand”), which helps customers achieve more efficient repairs and maintenance, better life-cycle value, and an overall lower total cost of ownership.

III.
Deliver on our 2014 plan—We demonstrated discipline with regards to cash used by our Manufacturing operations, made tough decisions to reduce operating costs and achieved significant progress on our ROIC evaluation initiative.

•
We continued to implement a number of cost-reduction actions to control spending across the Company, including reductions in discretionary spending and employee headcount reductions, and exceeded our goals to reduce structural costs in 2014. As a result, our structural costs which include selling, general and administrative ("SG&A") expenses and engineering and product development costs, decreased by $311 million in 2014, compared to 2013.

•
The ROIC evaluation initiative drove our decisions to divest: (i) the E-Z Pack business in the second quarter and (ii) Continental Mixer in the fourth quarter. Additionally, in the second quarter, we announced plans to consolidate our mid-range engine footprint and moved our engine production facility from Huntsville, Alabama to Melrose Park, Illinois, and in the fourth quarter, as part of our ROIC evaluation, the North America Truck segment recognized certain charges for our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. We also continued to rationalize certain engineering and product development programs, due in part to changes in our engine strategy and renewed focus on our core business of the North American truck and bus markets.

IV.
Build sales momentum—In our Traditional markets, we have seen a strong response to our new truck offerings. As of October 31, 2014, our backlog of unfilled truck orders in our Traditional markets increased by 24% compared to October 31, 2013.

Our Expectations Going Forward
We believe we are well-positioned to build upon our 2014 accomplishments and take them to the next level:

I.
Lead in vehicle uptime—Quality remains at the forefront of our customer-focused approach. We believe our quality will continue to improve and our products will demonstrate strong performance as measured by uptime, leading fuel economy, and low cost of ownership. Going forward, we believe we are building the best trucks in our Company's history.

II.
Lean enterprise—We are utilizing a customer-focused redesign of our trucks to find new ways to reduce costs and add value for our customers. We are eliminating waste and driving functional excellence to achieve continuous improvement. We expect these steps will build customer satisfaction, lower our break-even point, and drive profitability at all points in the cycle.

III.
Financial growth—We expect the increases seen in our orders and backlogs in our Traditional markets will translate to increased volumes and market share in the future. Due to our focus on reducing costs through manufacturing optimization and eliminating waste, we expect to lower manufacturing costs, increase capacity utilization and productivity, and achieve a lower cost structure. We also expect to continue to enhance our liquidity and profitability. As a result of these actions, we expect to improve our financial performance and achieve our long-term financial goals.

IV.
Profitable improvements in market share—We expect the sales momentum that occurred in 2014 will continue with new and improved products, industry volume growth, and effective pricing. We expect to continue our product distinction with enhanced features and options that will benefit our customers and help drive profitable market share improvements.

Our Operating Segments
We operate in four industry segments: North America Truck, North America Parts, Global Operations (collectively referred to as "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively referred to as "Financial Services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment, as well as information relating to customer concentration, can be found in Note 16, Segment Reporting, to the accompanying consolidated financial statements.
North America Truck Segment
Our North America Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC brands, along with production of engines under the MaxxForce brand name, in the North America markets that include sales in the U.S., Canada, and Mexico. Our North America Truck segment also produced concrete mixers under the Continental Mixers brand and refuse truck bodies under the E-Z Pack brand until those businesses were sold in 2014. The engines produced in North America are primarily used in our trucks and buses. Our strategy is to deliver the highest quality commercial trucks, buses, and military vehicles. The North America Truck segment is our largest operating segment based on total external sales and revenues.
We compete primarily in our Traditional markets. The North America Truck segment's manufacturing operations in the U.S. and Mexico consist principally of assembling components manufactured by our suppliers, as well as designing, engineering, and producing certain sheet metal components, including truck cabs, and MaxxForce engines. In 2013, we began offering the Cummins ISX15 engine, as well as the Cummins SCR after-treatment system on certain applications of our MaxxForce branded engines, and in 2014, we began offering the Cummins ISB engine in certain truck and bus applications. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines into the military vehicle. We also sell International and CAT branded trucks through our alliance with Caterpillar Inc. ("Caterpillar").
Through BDT, our joint venture with Ford, we manufacture certain Ford and Navistar medium-duty trucks. In December 2011, Ford notified the Company of its intention to dissolve BDT, effective December 2014. In September 2013, Ford and the Company agreed to extend the BDT joint venture through February 2015, and in October 2014, Ford and the Company agreed to extend the BDT joint venture through April 2015.
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
We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 758 outlets in the U.S. and Canada and 87 outlets in Mexico, as of October 31, 2014. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. As of October 31, 2014, we operated two Dealcors. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
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
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include PACCAR Inc. ("PACCAR"), which sells vehicles under the Kenworth and Peterbilt nameplates in North America, and Ford. Competing foreign-controlled domestic manufacturers include Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include BAE Systems, General Dynamics Land Systems, and Oshkosh Corporation. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz. In the Mexican diesel engine market, our Classes 4 through 8 trucks with our MaxxForce 4.8L, 7L, DT, and 9L engines, face competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford.
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
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our twelve regional parts distribution centers operated out of North America or through direct shipment from our suppliers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
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
Global Operations Segment
Our Global Operations segment includes businesses that derive their revenue from outside our core North America markets and primarily consists of the operations of our wholly-owned subsidiary, International Indústria de Motores da América do Sul Ltda. ("IIAA") (formerly MWM International Industria De Motores Da America Do Sul Ltda. ("MWM")) in Brazil and our truck and parts export businesses under the International and IC brands. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under the MWM brand to OEMs for the assembly of their engines, particularly in South America. Additionally as part of its IIAA operations, the Global Operations segment has engine manufacturing operations in Argentina. We also sell International and CAT branded trucks through our alliance with Caterpillar. We continue to develop our expansion markets, which include international export and other truck and bus markets. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in certain markets through our distribution and service network of retail outlets, which is comprised of 361 international locations, as of October 31, 2014. We distribute service parts internationally through our dealer network, as well as through direct shipments.
From time to time, we enter into collaborative strategic relationships that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. The Global Operations segment has engaged in various strategic joint ventures to further our reach to global markets, which include our joint venture in China with Anhui Jianghuai Automobile Co ("JAC"). In May 2013, the engine joint venture with JAC was capitalized and became operational. The joint venture focuses on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to Navistar's Euro IV and Euro V emission standard technologies.
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
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the North America Truck and Parts segments and their dealers within the U.S. and Mexico. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. We also finance wholesale and retail accounts receivable, of which substantially all revenues earned are received from financing the sales of our trucks and parts. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by Navistar, Inc. As of October 31, 2014 and 2013, NFC retained floor plan financing for approximately 84% of the dealers after the free interest period.
The Financial Services segment manages the relationship with Navistar Capital (an alliance with GE Capital) which is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. GE Capital has provided financing to support the sale of our products in Canada for over 20 years. This segment is also facilitating financing relationships in other countries to align with the Company's global operations.

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
Engineering and Product Development
Our engineering and product development programs are focused on product improvements, innovations, and cost-reductions, and these related costs are incurred by our North America Truck and Global Operations segments. We have continued to rationalize certain engineering and product development programs based on changes in our engine strategy and to renew our emphasis on the core North American truck and bus markets. For example, we are currently focused on: (i) updating our International brand commercial trucks to improve fuel economy, quality and uptime for our customers (ii) modifying our trucks to accommodate MaxxForce engines with the Cummins' SCR after-treatment system, and (iii) finalizing the integration of the Cummins ISB engines into our vehicle lineup. We do continue to invest in our own line of diesel engines, incurring research, development, and tooling costs to meet emissions regulatory requirements and to provide engine solutions that support a global marketplace. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development expenditures were $331 million in 2014 compared to $406 million in 2013 and $532 million in 2012.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.
The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2014 and 2013:

	Units	Value
As of October 31:		(in billions)
2014	30,000	$2.2
2013	24,000	1.8
The increase in the backlog of unfilled truck orders was primarily due to an increase in our Traditional markets, particularly Class 8 heavy trucks, partially offset by declines in our global export markets. The backlog of unfilled truck orders for our Traditional markets was 23,900 units as of October 31, 2014, an increase of 4,700 units, or 24%, as compared to 19,200 units as of October 31, 2013.
Production of our October 31, 2014 backlog is expected to be substantially completed during 2015. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2014, we sold the E-Z Pack and Continental Mixer businesses, and consolidated our engine manufacturing footprint, moving one engine production facility from Huntsville, Alabama to Melrose Park, Illinois. In 2013, we sold the Workhorse Custom Chassis ("WCC"), Bison Coach trailer manufacturing ("Bison Coach") and Monaco recreational vehicle ("Monaco") businesses. In addition to these actions, we utilized an involuntary reduction-in-force to eliminate certain positions in the U.S. and Brazil in 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, and Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2014	2013	2012
Employees worldwide:
Total active employees	14,200	14,800	16,900
Total inactive employees(A)	1,200	1,700	1,600
Total employees worldwide	15,400	16,500	18,500
Total active union employees:
Total UAW	2,700	2,300	1,700
Total other unions	3,300	2,800	2,500
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 300 employees, 500 employees, and 600 employees as of October 31, 2014, 2013, and 2012, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant, which was closed in 2011 due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

Our current master collective bargaining agreement with the UAW expired in October 2014 and we are currently operating under an extension of that agreement during collective bargaining negotiations with the UAW. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.
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
Our primary trademarks are an important part of our worldwide sales and marketing efforts and provide clear identification of our products and services in the marketplace. To support these efforts, we maintain, or have pending, registrations of our primary trademarks in those countries in which we do business or expect to do business. We grant licenses under our trademarks for consumer-oriented goods, such as toy trucks and apparel, outside the product lines that we manufacture. The monetary royalties received under these licenses are not material.
Supply
We purchase raw materials, parts, and manufactured components from numerous third-party suppliers. To avoid duplicate tooling expenses and to maximize volume benefits, single-source suppliers fill a majority of our requirements for parts and manufactured components. Some parts and manufactured components are generic to the industry while others are of a proprietary design requiring unique tooling, which require additional effort to relocate. However, we believe our exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole.
The Company’s costs for trucks and parts sold consist primarily of material costs which are influenced by commodities prices such as steel, precious metals, resins, and petroleum products. We continue to look for opportunities to mitigate the effects of market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often volatile global marketplace. Generally, the impact of commodity cost fluctuations in the global market will be reflected in our financial results on a delayed basis, depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.

Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. New on-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and allowable nitrogen oxide ("NOx") and have reached the last phase-in period effective with engine model year 2010. Meeting these new emissions standards resulted in a significant increase in the cost of our products.
In 2010, the initial phase-in of onboard diagnostic ("OBD") requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the EPA. In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country.
Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. As the engine is one of a truck's primary sources of noise, we invest a great deal of effort to develop strategies to reduce engine noise. We are also subject to the National Traffic and Motor Vehicle Safety Act ("Safety Act") and Federal Motor Vehicle Safety Standards ("Safety Standards") promulgated by the National Highway Traffic Safety Administration ("NHTSA").
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fossil fuels. The EPA and NHTSA issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The next phase of federal GHG emission and fuel economy regulations, anticipated for 2020 or later, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. California has also proposed GHG emission rules for heavy duty vehicles and is also considering an optional lower emission standard for NOx in California. We expect that heavy-duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. Also, in November 2014 the EPA proposed lowering the national ambient air quality standard for ozone, which could lead in the future to lower permissible emission levels for NOx, an ozone precursor.
Our facilities may be subject to regulation related to climate change, and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2014.

Name	Age	Position with the Company

Troy A. Clarke	59	President and Chief Executive Officer and Director
Walter G. Borst	52	Executive Vice President and Chief Financial Officer
Jack J. Allen*	57	Executive Vice President and Chief Operating Officer
William R. Kozek	52	President, Truck and Parts
Persio V. Lisboa	49	President, Operations
Steven K. Covey	63	Senior Vice President and General Counsel
James M. Moran	49	Senior Vice President and Treasurer
Samara A. Strycker	42	Senior Vice President and Corporate Controller
Curt A. Kramer	46	Corporate Secretary
Gregory W. Elliott	53	Senior Vice President, Human Resources and Administration
Troy A. Clarke has served as President and Chief Executive Officer of NIC and as a member of our board of directors since April 2013. Mr. Clarke served as President and Chief Operating Officer of NIC from August 2012 to April 2013. Prior to this position, Mr. Clarke served at Navistar, Inc. as President of the Truck and Engine Group from June 2012 to August 2012, as President of Asia-Pacific Operations of Navistar, Inc. from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of Navistar, Inc. from 2010 to 2011. Prior to joining Navistar, Inc., Mr. Clarke held various positions at General Motors Company ("GM"), including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Clarke has served on the board of directors of Fuel Systems Solutions, Inc. since December 2011.
Walter G. Borst has served as Executive Vice President and Chief Financial Officer of NIC since June 2013. Prior to joining NIC, Mr. Borst served as Chairman, President and CEO of GM Asset Management and Vice President of GM since 2010. Prior to that, Mr. Borst served as Vice President and Treasurer of GM from 2009 to 2010 and as Treasurer of GM from 2003 to 2009. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Jack J. Allen* has served as Executive Vice President and Chief Operating Officer of NIC since April 2013. Prior to holding this position, Mr. Allen held various positions at Navistar, Inc., most recently as President of North American Trucks and Parts from June 2012 to April 2013, President of North American Trucks from 2008 to 2012, President of the Engine Group from 2004 to 2008, Vice President and General Manager of the Parts Group from 2002 to 2004 and Vice President and General Manager of the Blue Diamond Truck Company, a joint venture with Ford, from 2001 to 2002. Mr. Allen has served on the board of directors of The Valspar Corporation since December 2011.
William R. Kozek has served as President, Truck and Parts of Navistar, Inc. since November 2014. Prior to holding this position, Mr. Kozek served as President of North America Truck and Parts of Navistar, Inc. from June 2013 to November 2014. Prior to joining Navistar, Inc., Mr. Kozek held various positions at PACCAR, including as its Vice President and General Manager of its Peterbilt division from January 2012 to June 2013, as Vice President, China from June 2011 to December 2011 and as Vice President and General Manager of PACCAR's Kenworth division from October 2008 to May 2011. Mr. Kozek began his career as an accountant for Peterbilt in 1987, and served in a number of finance roles before moving into operations as a Parts District Manager for the Kenworth division in 1995. He spent the next 16 years at Kenworth moving through a number of key operational roles with increasing responsibility.
Persio V. Lisboa has served as President, Operations of Navistar, Inc. since November 2014. Prior to holding this position, Mr. Lisboa served as the Senior Vice President, Chief Procurement Officer of Navistar, Inc. from December 2012 to November 2014, as Vice President, Purchasing and Logistics and Chief Procurement Officer of Navistar, Inc. from October 2011 to November 2012 and Vice President, Purchasing and Logistics of Navistar, Inc. from August 2008 to October 2011. Prior to these positions, Mr. Lisboa held various management positions within the Company’s North American and South American operations.
Steven K. Covey has served as Senior Vice President and General Counsel of NIC since September 2004 and Chief Ethics Officer of NIC from February 2008 to July 2014. Prior to holding these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial

Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary of NIC from 1990 to 2000 and Associate General Counsel of Navistar, Inc. from 1992 to 2000.
James M. Moran has served as Senior Vice President and Treasurer of NIC since June 2013. Prior to this position, he served as Vice President and Treasurer of NIC from 2008 to June 2013. Mr. Moran has also served as Senior Vice President and Treasurer of Navistar, Inc. since June 2013 and Vice President and Treasurer of Navistar, Inc. from 2008 to June 2013. Mr. Moran has also served as Senior Vice President and Treasurer of NFC since April 2013 and Vice President and Treasurer of NFC from January 2013 to April 2013. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining Navistar, Inc., Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004, and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.
Samara A. Strycker has served as Senior Vice President and Corporate Controller of NIC since August 2014. Prior to joining NIC, Ms. Strycker served as Regional Controller, Americas, of General Electric ("GE") Healthcare from July 2010 to July 2014 and prior to that position she served as Assistant Controller of GE Healthcare from September 2008 to July 2010.  Prior to joining GE, Ms. Strycker was employed at PricewaterhouseCoopers, LLP from 1993 to 2008. Ms. Strycker is a Certified Public Accountant.
Curt A. Kramer has served as Corporate Secretary of NIC since December 2007. Mr. Kramer has also served as Associate General Counsel and Corporate Secretary of Navistar, Inc. since December 2007. Prior to holding these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to December 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004, and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.
Gregory W. Elliott has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since June 2008. Prior to holding this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc. from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.
*As previously disclosed on November 6, 2014, Jack J. Allen, the Company’s Executive Vice President and Chief Operating Officer, will retire from the Company and all other offices, directorships and other positions with any subsidiaries or affiliates of the Company, effective December 31, 2014.

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
The North American truck market in which we operate is highly competitive. As a result, we and other manufacturers face competitive pricing and margin pressures that could adversely affect our ability to increase or maintain vehicle prices. Many of our competitors have greater financial resources, which may place us at a competitive disadvantage in responding to substantial industry changes, such as changes in governmental regulations that require major additional capital expenditures. In addition, certain of our competitors may have a lower overall cost structure.
We face intense competition not only with our new and core products, but also with sales of our used truck inventory. During 2014, our used truck inventory increased to approximately $300 million from $155 million in 2013, due in part, to an increase in used truck trade-ins in connection with sales of newer models. If the market value of our used trucks decreases, we could incur additional write-downs beyond our existing reserves. If we are unable to sell our used truck inventory in a timely manner and at a reasonable selling price, our working capital and our ability to gain and retain market share may be adversely affected.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position. We believe that our cash on-hand, together with funds generated by our operations, potential borrowings under our debt agreements, and access to the capital markets, will provide us with sufficient liquidity and capital resources to meet our working capital, debt service, capital expenditures and other operating needs for the foreseeable future. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2015, the successful implementation of our revised engine strategy, the continuing availability of trade credit from certain key suppliers, the ability to regain market share and the absence of material adverse developments in our competitive market position, business, access to the capital markets or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
Our substantial indebtedness could adversely affect our financial condition, cash flow, and operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt agreements could have important consequences for our operations. The size and terms of certain of our agreements limits our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements. Other consequences for our operations could include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significant interest payments on our indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
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
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our senior secured, term loan credit facility in an aggregate principal amount of $1 billion (the "Term Loan Credit Facility"), which was amended in April 2013 (the "Amended Term Loan Credit Facility") and our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"), the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, 50 percent for our 4.50% senior subordinated convertible notes due October 2018 (the "2018 Convertible Notes"), and 4.75% senior subordinated convertible notes due March 2019 (the "2019 Convertible Notes"), (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our board of directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
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
As a result of the loss of certain personnel in connection with our reductions-in-force and other personnel departures that occurred throughout 2012, 2013 and 2014, we have delivered on our goal of achieving a lean and targeted workforce while reducing and controlling costs. However, failure to retain the qualified personnel that remain, or inability to attract, train and retain qualified additional personnel, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.
We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.
As described in "Item 9A. Controls and Procedures", we have concluded that our internal control over financial reporting was ineffective as of October 31, 2014 because a material weakness existed in our internal control over financial reporting related to the validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. If we are unable to remediate our material weakness in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.
Increased warranty costs may negatively impact our operating results.
Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions standards. Component complexity and other related factors associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced.
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
Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims and refine our process for determining our warranty cost accruals, we could experience an increase in warranty spend compared to prior periods that could result in additional charges in future periods for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for recalls and field campaigns to address identified issues. These charges could have an adverse effect on our financial condition, results of operations and cash flows. In 2014 and 2013, to meet new emissions requirements, including but not limited to OBD and SCR, we launched several products that incorporate additional changes and added component complexity. These changes may result in additional future warranty expense that may have an adverse effect on our financial condition, results of operations and cash flows.
Past and potential further downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. In 2012 and 2013 the major debt-rating agencies downgraded our ratings. Further, Standard & Poor's Ratings Services currently has our rating outlook as developing. Any further downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
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
We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition, and general economic conditions, requires significant judgment. Declines in profitability due to changes in volume, market pricing, cost, or the business environment could result in charges that could have an adverse effect on our financial condition and results of operations.
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
Additionally, if we experience failure in some of our emissions components and the emission component defect rates of our engines exceed a certain level set by the California Air Resources Board ("CARB") and the EPA, those engines may be subject to corrective actions by these agencies, which may include extending the warranties of those engines. This could increase exposure beyond the stated warranty period to the relevant regulatory useful life of the engine, and these actions could have an adverse effect on our financial condition, results of operations and cash flows.
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
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We have significant under-funded postretirement obligations.
On a U.S. generally accepted accounting principles ("GAAP") basis, the under-funded portion of our projected benefit obligation was $1.4 billion for pension benefits at October 31, 2014 and 2013, and $1.5 billion and $1.2 billion for postretirement healthcare benefits at October 31, 2014 and 2013, respectively. In calculating these amounts, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs. The failure to achieve the expected rates of return and growth rates, as well as reductions in interest rates, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows. In addition, the Society of Actuaries recently issued updated versions of its mortality tables and mortality improvement scale. The updated mortality data, in conjunction with our experience study, performed every five years and scheduled to occur in 2015, could have a material effect on the measurement of our defined benefit pension and other postretirement obligations under GAAP in future years.
The continued restructuring and rationalization of our business could also increase our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently-enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") and the Highway and Transportation Funding Act of 2014 ("HATFA") have reduced our funding requirements over the next five years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of OBD systems requirements as they phase in and manage emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and will be fully implemented in model year 2017. These standards increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. In addition, California is in the process of developing GHG emissions standards for heavy duty vehicles and engines and the EPA plans to issue a second phase of GHG emissions standards that are anticipated to apply in 2020 or shortly thereafter. These regulatory proposals under consideration or those that are proposed in the future may adversely affect our results of operations due to increased research, development, and warranty costs.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2014, approximately 6,100 of our hourly workers and approximately 300 of our salaried workers were represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW expired in October 2014 and we are currently operating under an extension of that agreement during our collective bargaining negotiations with the UAW. Any strikes, threats of strikes, arbitration or other resistance in connection with the negotiation of new labor agreements or increases, or increases in costs under a newly negotiated labor agreement, could adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have an adverse effect on our financial condition, results of operations, and cash flows.
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
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our board of directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our board of directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each had two representatives nominated for election at our 2014 annual meeting. As of October 31, 2014, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 14.3 million shares, or 17.6% of our outstanding common stock, (ii) the MHR Group held approximately 14.0 million shares, or 17.2% of our outstanding common stock, and (iii) the Icahn Group, the MHR Group, and two other stockholders, collectively held over 60% of our outstanding common stock.
As a result of the foregoing, these stockholders are able to exercise significant influence over the election of our board of directors as well as matters requiring stockholder approval. Further, this concentration of ownership may adversely affect the market price of our common stock.
Provisions in our charter and by-laws, and Delaware law could delay and discourage takeover attempts that stockholders may consider favorable.
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

•
Section 203 of the Delaware General Corporation Law, which generally restricts us from engaging in certain business combinations with a person who acquires 15% or more of our common stock for a period of three years from the date such person acquired such common stock, unless stockholder or board approval is obtained prior to the acquisition; and

•	the fact that our ability to utilize our tax net operating losses and research and development tax credits could be adversely affected by a change of control could have an anti-takeover effect.
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
We are subject to industrial security regulations of the U.S. Departments of State, Commerce and Defense and other federal agencies that are designed to safeguard against foreigners' access to classified or restricted information. Similarly, our international operations are subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government clients terminating or deciding not to renew our contracts and could impair our ability to obtain new contracts.
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
We have implemented a number of cost saving initiatives, including the consolidation of our North American truck and engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending, and employee headcount reductions. As a result, our structural costs decreased by $311 million in 2014, compared to the prior year. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. This includes evaluating our portfolio of assets, which could include closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives, which include the estimated savings from the elimination of certain open positions. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project or we may not be able to sustain the savings. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.
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
We may not achieve all of the expected benefits from our acquisitions, joint ventures, or strategic alliances.
We have completed a number of acquisitions, joint ventures, and strategic alliances as part of our business strategy. We cannot provide any assurances that these acquisitions, joint ventures, or strategic alliances will generate all of the expected benefits. In addition, we cannot assure you that disputes will not arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures, and strategic alliances could adversely impact our financial condition, results of operations and cash flows. In light of our recent operating results, we are currently evaluating opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, rationalization of certain of our acquisitions, joint ventures, or strategic alliances.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have significant operations in foreign countries, primarily in Canada, Mexico and Brazil. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating a multinational company. These risks include, among others:

•	trade protection measures and import or export licensing requirements;

•	the imposition of foreign withholding taxes on the remittance of foreign earnings to the U.S.;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change;

•	currency exchange rate risk; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
Our ability to use net operating loss ("NOL") carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.
As of October 31, 2014, we had $2.7 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (1) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (2) built-in gains on certain assets held prior to the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.  As of October 31, 2014, we had $227 million of U.S. federal tax credits that would be subject to a limitation upon a change in ownership with carryforward periods of 10-20 years.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our North America Truck segment operates twelve manufacturing and assembly facilities, which contain in the aggregate approximately eleven million square-feet of floor space. Of these twelve facilities, eleven are located in the U.S. and one is located in Mexico. Eight facilities are owned and four facilities are subject to leases. Five plants manufacture and assemble trucks, buses, and chassis, six plants are used to build engines, and one plant is involved with rail car manufacturing. A portion of the rail car manufacturing plant is subleased to a third-party, pursuant to a sublease agreement entered into in February 2013. Of the six plants that build engines, three manufacture diesel engines, one manufactures fuel injectors, one manufactures grey iron castings, and one manufactures ductile iron castings.
Our North America Parts segment leases seven distribution centers in the U.S., two in Canada, and one in Mexico.
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
Not included above is the Indianapolis, Indiana engine plant, which has ceased production activities.
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
Profit Sharing Disputes

The Company primarily funds post-employment benefit obligations, other than pension benefits, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable health care and life insurance benefits. Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a motion to dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit and the briefs for the appeal were completed in June 2014. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. Oral argument before the Court of Appeals for the 6th Circuit has been set for January 14, 2015.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice

International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2014), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of IIAA, our Brazilian engine manufacturing subsidiary, which was formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex' owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court's decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$10.2 million at October 31, 2014). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals had not yet ruled on the special appeal.
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
In April 2014, the parties entered into a settlement agreement which was ratified by the Special Court of Appeals on April 25, 2014, the "Rio Settlement." Pursuant to the Rio Settlement, Wyeth undertook to pay R$20 million (the equivalent of approximately US$8.2 million at October 31, 2014) to Lis Franco within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any indemnification obligations as well as from any and all claims against IIAA regarding the subject of Lis Franco's counterclaim. In addition, Wyeth agreed to pay the total amount of R$8.5 million (the equivalent of approximately US$3.5 million at October 31, 2014) to Lis Franco's attorneys within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any and all claims regarding such attorneys' fees. The Rio Settlement became final and binding on May 27, 2014 and the matter was closed on the same date.
Separately, Wyeth filed a special appeal, addressed to the Superior Court of Appeals in Sao Paulo, in December 2013. MWM filed an answer to the appeal in January 2014. Before the Superior Court of Appeals ruled on the appeal, the parties entered into a settlement agreement, the "Sao Paulo Settlement," subject to the approval of the Rio Settlement. Pursuant to the Sao Paulo Settlement, Wyeth undertook to (i) comply with the terms of the Rio Settlement, including payment of the agreed-upon amounts to Lis Franco and his attorneys; (ii) withdraw the appeal filed against the award granted to MWM in Sao Paulo; and (iii) pay R$0.2 million in attorneys' fees to MWM's counsels. Once the Rio Settlement became final and binding, the Sao Paulo Settlement was submitted for ratification on April 30, 2014. At the same time, Wyeth withdrew its appeal and both parties waived the right to appeal the future ratification of the Sao Paulo Settlement. In May 2014, the Sao Paulo State Court of Appeals ratified Wyeth's appeal withdrawal in a final and binding decision and the matter was closed on the same date.

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
Shareholder Litigation

In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge sitting in the U.S. District Court for the Northern District of Illinois and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, we filed a motion to dismiss the consolidated amended complaint.   On July 22, 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014. On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The plaintiff now brings claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009.

In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  On October 23, 2014, the plaintiff filed its opposition to defendant's Motion to Dismiss. On November 7, 2014, defendants filed their reply brief in support of defendants' Motion to Dismiss. The Court has ordered a briefing schedule and set a ruling date for February 17, 2015.
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the consolidated amended complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases.
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the consolidated amended complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases.
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
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, five additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, twelve additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, and the Middle District of Pennsylvania (together with the Par 4 Action, the "U.S. Actions"). The U.S. Actions alleged matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.

On October 3, 2014, Navistar International Corporation and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Action") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts. The MDL Action has been fully briefed, and the majority of the responses supported Navistar's motion. An oral argument on the MDL Action occurred on December 4, 2014.
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
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the EPA. The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met EPA's 2010 emissions standards. Navistar, Inc. previously provided information to EPA evidencing its belief that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. In July 2014, the Department of Justice ("DOJ") informed Navistar that the matter had been referred to the DOJ and the parties are currently discussing the matter.
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the CARB. The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. Beginning in June 2013, the Company has made settlement offers to the CARB and remains in discussions regarding this matter.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2014 and 2013:

Year ended October 31, 2014	High	Low	Year ended October 31, 2013	High	Low
1st Quarter	$41.57	$30.80	1st Quarter	$26.90	$18.78
2nd Quarter	39.45	29.08	2nd Quarter	37.65	23.25
3rd Quarter	39.41	32.45	3rd Quarter	38.81	25.56
4th Quarter	40.17	29.54	4th Quarter	39.79	31.88
Number of Holders
As of November 30, 2014, there were approximately 7,977 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2014.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2014.

Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2009 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2014. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2009	2010	2011	2012	2013	2014
Navistar International Corporation	$100	$145	$127	$57	$109	$107
S&P 500 Index - Total Returns	100	117	126	145	185	216
S&P Construction, Farm Machinery, and Heavy Truck Index	100	158	174	169	184	217
The above graph uses peer group only performance (excludes the Company from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2014	2013	2012(A)	2011(B)	2010
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$10,806	$10,775	$12,695	$13,641	$11,867
Income (loss) from continuing operations before taxes	(556)	(974)	(1,111)	435	338
Income tax benefit (expense)	(26)	171	(1,780)	1,417	(23)
Income (loss) from continuing operations	(582)	(803)	(2,891)	1,852	315
Income (loss) from discontinued operations, net of tax	3	(41)	(71)	(74)	(48)
Net income (loss)	(579)	(844)	(2,962)	1,778	267
Less: Net income attributable to non-controlling interests	40	54	48	55	44
Net income (loss) attributable to Navistar International Corporation	$(619)	$(898)	$(3,010)	$1,723	$223
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(622)	$(857)	$(2,939)	$1,797	$271
Income (loss) from discontinued operations, net of tax	3	(41)	(71)	(74)	(48)
Net income (loss)	$(619)	$(898)	$(3,010)	$1,723	$223
Basic earnings (loss) per share:
Continuing operations	$(7.64)	$(10.66)	$(42.53)	$24.68	$3.78
Discontinued operations	0.04	(0.51)	(1.03)	(1.02)	(0.67)
Net income (loss)	$(7.60)	$(11.17)	$(43.56)	$23.66	$3.11
Diluted earnings (loss) per share:
Continuing operations	$(7.64)	$(10.66)	$(42.53)	$23.61	$3.70
Discontinued operations	0.04	(0.51)	(1.03)	(0.97)	(0.65)
Net income (loss)	$(7.60)	$(11.17)	$(43.56)	$22.64	$3.05
Weighted average number of shares outstanding:
Basic	81.4	80.4	69.1	72.8	71.7
Diluted	81.4	80.4	69.1	76.1	73.2
BALANCE SHEET DATA
Total assets	$7,443	$8,315	$9,102	$12,291	$9,730
Long-term debt:(C)
Manufacturing operations	$2,858	$2,561	$2,733	$1,881	$1,841
Financial services operations	1,071	1,361	833	1,596	2,397
Total long-term debt	$3,929	$3,922	$3,566	$3,477	$4,238
Redeemable equity securities	$2	$4	$5	$5	$8
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
The market for our traditional industries is improving. In 2014, the truck industry retail deliveries for our Traditional markets were up 14% compared to the prior year. While our market share recovery has been slower than expected, our production, backlog, and chargeouts continue to strengthen year over year. Our chargeouts of trucks in our Traditional markets were up 12%, reflecting a 23% increase in Class 8 Heavy trucks, compared to 2013.
We operate in four reporting segments: North America Truck, North America Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
Our 2014 Accomplishments
Following our Drive-to-Deliver plan, we made substantial progress during 2014 on our top priorities:

I.
Improve quality—We addressed quality issues in our existing product portfolio and implemented new quality controls and testing systems. For example, during 2014, we reduced warranty spend, primarily due to lower repair costs and improvements in our engine quality.

II.
Complete product launches—We successfully completed the majority of our SCR product launches, getting to market products that incorporate existing SCR technology while expanding our engine options, and revamping our heavy-duty truck portfolio. Specific examples include:

•	We introduced the Cummins ISX and MaxxForce 13L SCR engine in all Class 8 truck models.

•	We began offering the Cummins ISB in our International DuraStar medium-duty trucks and IC Bus™ CE Series school buses.

•	We introduced our SCR 9- and 10-liter engines in our International DuraStar and International Workstar vehicles.

•
We completed, as part of our strategy for leading industry uptime, the launch of OnCommand, which helps customers achieve more efficient repairs and maintenance, better life-cycle value and an overall lower total cost of ownership.

III.
Deliver on our 2014 plan—We demonstrated discipline with regards to cash used by our Manufacturing operations, made tough decisions to reduce operating costs and achieved significant progress on our ROIC evaluation initiative.

•
We continued to implement a number of cost-reduction actions to control spending across the Company, including reductions in discretionary spending and employee headcount reductions, and exceeded our goals to reduce structural costs in 2014. As a result, our structural costs decreased by $311 million, or 19%, in 2014, compared to 2013.

•
The ROIC evaluation initiative drove our decisions to divest: (i) the E-Z Pack business in the second quarter, and (ii) Continental Mixer in the fourth quarter. Additionally, in the second quarter, we announced plans to consolidate our mid-range engine footprint and moved our engine production facility from Huntsville, Alabama to Melrose Park, Illinois, and in the fourth quarter, as part of our ROIC evaluation, the North America Truck segment recognized certain charges for our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. We also continued to rationalize certain engineering and product development programs, due in part to changes in our engine strategy and renewed focus on our core business of the North American truck and bus markets.

IV.
Build sales momentum—In our Traditional markets, we have seen a strong response to our new truck offerings. As of October 31, 2014, our backlog of unfilled truck orders in our Traditional markets increased by 24% compared to October 31, 2013.

Our Expectations Going Forward
We believe we are well-positioned to build upon our 2014 accomplishments and take them to the next level:

I.
Lead in vehicle uptime—Quality remains at the forefront of our customer-focused approach. We believe our quality will continue to improve and our products will demonstrate strong performance as measured by uptime, leading fuel economy, and low cost of ownership. Going forward, we believe we are building the best trucks in our Company's history.

II.
Lean enterprise—We are utilizing a customer-focused redesign of our trucks to find new ways to reduce costs and add value for our customers. We are eliminating waste and driving functional excellence to achieve continuous improvement. We expect these steps will build customer satisfaction, lower our break-even point, and drive profitability at all points in the cycle.

III.
Financial growth—We expect the increases seen in our orders and backlogs in our Traditional markets will translate to increased volumes and market share in the future. Due to our focus on reducing costs through manufacturing optimization and eliminating waste, we expect to lower manufacturing costs, increase capacity utilization and productivity, and achieve a lower cost structure. We also expect to continue to enhance our liquidity and profitability. As a result of these actions, we expect to improve our financial performance and achieve our long-term financial goals.

IV.
Profitable improvements in market share—We expect the sales momentum that occurred in 2014 will continue with new and improved products, industry volume growth, and effective pricing. We expect to continue our product distinction with enhanced features and options that will benefit our customers and help drive profitable market share improvements.

2014 Financial Summary
Continuing Operations Results

•
Continuing Operations Results—Consolidated net sales and revenues were $10.8 billion in 2014, reflecting increased sales in our North America Truck segment, partially offset by lower sales in our Global Operations and North America Parts segments.

The improvement by the North America Truck segment reflects improved Traditional truck volumes. This increase was partially offset by lower military sales, reflecting lower demand for our military products and services. Also contributing to the relative increase in sales in 2014 in the North America Truck segment were out-of-period adjustments in 2013, which resulted in a decrease of $113 million to net sales in 2013 related to prior periods. The decrease in the North America Parts segment sales is primarily due to a decline in military and BDP sales, partially offset by improvements in our commercial markets. The segment achieved record North America commercial Navistar channel parts sales during the year, with sales increasing by $81 million, or 5%, from 2013. The decrease in the Global Operations segment is primarily due to lower engine volumes in our South American engine operations due to the economic downturn in Brazil, partially offset by increased revenue in our Brazil truck operations.
In 2014, we incurred a loss from continuing operations before income taxes of $556 million, compared to a loss from continuing operations of $974 million in 2013. The improvement in our comparative results in 2014 was primarily driven by lower adjustments to pre-existing warranties and reduced structural costs, partially offset by higher goodwill impairment charges. Despite relatively flat sales volumes, we have reduced our structural costs by $311 million, or 19%. Additionally, we have reduced our adjustments to pre-existing warranties by $349 million. Partially offsetting this improvement were higher asset impairment charges of $86 million in 2014 compared to 2013, primarily driven by the impairment of goodwill and certain long-lived assets in our Brazilian engine reporting unit during the second quarter of 2014.
In 2014, we recognized income tax expense from continuing operations of $26 million, compared to tax benefit of $171 million in 2013. The income tax expense for the year is due to geographic mix and certain discrete items, including charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by a benefit of $16 million resulting from a tax law change in Brazil. In addition, the application of intraperiod tax allocation rules resulted in the recognition of an income tax benefit from continuing operations of $13 million and $220 million in 2014 and 2013, respectively.
In 2014, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $622 million, or $7.64 per diluted share, compared to a loss of $857 million, or $10.66 per diluted share, in 2013.

Liquidity
We ended the fourth quarter of 2014 with $1.10 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.59 billion as of October 31, 2013. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to our net loss, spending related to warranty claims, debt servicing payments, contributions to our defined benefit pension plans, and capital expenditures.
During the second quarter of 2014, the Company completed the private sale of $411 million of the 2019 Convertible Notes, including certain over-allotment options exercised. The Company used the net proceeds from the issuance of the 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of the 3.00% senior subordinated convertible notes due October 2014 ("2014 Convertible Notes"). In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes.
During the fourth quarter of 2014, the Company paid the remainder of the 2014 Convertible Notes and the remaining purchased call options expired worthless.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our core North America Truck and Parts businesses. Certain trends have affected our results of operations for 2014 as compared to 2013 and 2012. In addition, we expect that the following key trends will impact our future results of operations:

•
Engine Strategy and Emissions Standards Compliance—We believe that our strategy of integrating our engines with the Cummins’ SCR after-treatment solution, coupled with offering the Cummins ISB and ISX engines, positions the Company for future success. We expect this strategy will help to address uncertainty around the continuation of product offerings, including a deterioration of market share. The Company has incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway heavy-duty diesel ("HDD") emissions standards, including OBD requirements. These emissions standards have and will continue to result in significant increases in costs of our products.

•
Traditional Truck Market—The Traditional truck markets in which we compete are typically cyclical in nature and are strongly influenced by macroeconomic factors such as industrial production, demand for durable goods, capital spending, oil prices, and consumer confidence and spending, among others. With better projected economic growth in 2015, we expect benefits from further improvements in our Traditional volumes as the truck industry continues to recover from the historic lows experienced in the recent past. In addition, better new truck fuel economy along with rising freight rates and improved trucker profits will further propel higher demand for trucks. We anticipate the Traditional industry retail deliveries will range between 350,000 units to 380,000 units for 2015.

•
Used Truck inventory - During 2014, our used truck inventory increased to approximately $300 million from $155 million in 2013 (net of reserves to $260 million from $140 million in 2013) due, in part, to an increase in used truck trade-ins in connection with sales of newer models. We continue to develop alternative sales channels and expand existing channels to enhance throughput.

•
Worldwide Engine Unit Sales—Our worldwide engine unit sales were 138,700 units in 2014, 185,400 units in 2013, and 199,900 units in 2012. Our worldwide engine unit sales were primarily to external customers in South America and our North America Truck segment. Principally in our South America operations, we also made certain other OEM sales for the contract manufacturing of engines for commercial, consumer, and specialty vehicle products. We expect our South American operations to continue to be a key contributor to the Global Operations segment and expect improvements from our OEM sales for commercial, consumer, and specialty vehicle products. In North America during 2013, we integrated the Cummins’ urea-based after-treatment systems with our MaxxForce engines. Also in May 2013, our engine joint venture with JAC was fully capitalized and became operational. We continued to make investments in engineering and product development for our proprietary engines for product innovations, cost-reductions, and fuel economy. Our markets are impacted by consumer demand for products that use our engines, as well as macro-economic factors such as oil prices and construction activity.

•
Military Sales—Our U.S. military sales were $149 million in 2014, compared to $541 million in 2013 and $1.0 billion in 2012. The 2013 and 2012 military sales primarily consisted of upgrading Mine Resistant Ambush Protected ("MRAP") vehicles with our rolling chassis solution and retrofit kits. In 2015, we expect our U.S. military sales to be slightly higher than in 2014 due to recent contract awards related to the US Government’s MRAP fleet.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims, we have continued to experience higher warranty costs than expected which has contributed to significantly higher warranty charges for current and pre-existing warranties, including charges for extended service contracts, in 2013 and 2012. We recognized adjustments to pre-existing warranties of $55 million in 2014 compared to adjustments of $404 million in both years ended 2013 and 2012. In future periods, we could experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Structural Cost Saving Initiatives—We continue to evaluate opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have implemented a number of cost saving initiatives, including the consolidation of our North America Truck and Engine engineering operations, the relocation of our world headquarters to Lisle, Illinois, continued reductions in discretionary spending and employee headcount reductions. As a result, our structural costs decreased by $311 million in 2014, compared to 2013, and by $330 million in 2013, compared to 2012.

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

As a result of these evaluations, we divested our interests in the E-Z Pack business in the second quarter of 2014 and the Continental Mixer business in the fourth quarter of 2014. Additionally, in the second quarter of 2014, we announced plans to consolidate our mid-range engine footprint and moved our engine production facility from Huntsville, Alabama to Melrose Park, Illinois, and in the fourth quarter, as part of our ROIC evaluation, the North America Truck segment recognized certain charges for our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. We divested our interests in the two joint ventures with Mahindra and Mahindra Ltd. ("Mahindra") in India, which operated under the names Mahindra Navistar Automotives Ltd. ("MNAL") and Mahindra-Navistar Engines Private Ltd. ("MNEPL") (collectively, the "Mahindra Joint Ventures") and the WCC business in the second quarter of 2013, the Monaco business in the third quarter of 2013, and Bison Coach in the fourth quarter of 2013. We also entered into an agreement to sublease a portion of our manufacturing facility in Cherokee, Alabama in the first quarter of 2013. Also in 2013, we completed the consolidation of our testing and validation activities into our Melrose Park, Illinois, facility, and we closed our Garland, Texas truck manufacturing plant. In 2012, we consolidated our executive management, certain business operations, and product development into our world headquarters site in Lisle, Illinois. Also in 2012, we sold our Monaco motor coach plant in Coburg, Oregon. We continue to evaluate our options to optimize our operations. We expect to continue to realize incremental benefits from these actions in the near future.

•
Global Economy—The global economy, and in particular the U.S. economy, is continuing to recover, and we believe that the related financial markets have mostly stabilized. The economy in Brazil, however, is currently undergoing a period of economic uncertainty and the related financial markets have been unstable. Despite the general economic recovery, the impact of the economic recession and financial turmoil on the global markets pose a continued risk as customers may postpone spending in response to tighter credit, negative financial news, and/or declines in income or asset values. Lower demand for our customers' products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets and we could continue to experience pressure on the carrying values of our assets if conditions persist for an extended period of time.

•
Impact of Government Regulation—As a manufacturer of trucks and engines, we continue to face significant governmental regulation of our products, especially in the areas of environmental and safety matters. We are also subject to various noise standards imposed by federal, state, and local regulations. Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. Under these rules, GHG emission certification is required for vehicles and engines beginning in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company has complied with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The next phase of federal GHG emission and fuel economy regulations, anticipated for 2020 or later, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. California has also proposed GHG emission rules for heavy duty vehicles and is also considering an optional lower emission standard for NOx in California. We expect that heavy-duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
Our facilities may be subject to regulation related to climate change, and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the year ended October 31, 2014 as compared to the year ended October 31, 2013

				% Change
(in millions, except per share data and % change)	2014	2013	Change
Sales and revenues, net	$10,806	$10,775	$31	—%
Costs of products sold	9,534	9,761	(227)	(2)%
Restructuring charges	42	25	17	68%
Asset impairment charges	183	97	86	89%
Selling, general and administrative expenses	979	1,215	(236)	(19)%
Engineering and product development costs	331	406	(75)	(18)%
Interest expense	314	321	(7)	(2)%
Other income, net	(12)	(65)	53	(82)%
Total costs and expenses	11,371	11,760	(389)	(3)%
Equity in income loss of non-consolidated affiliates	9	11	(2)	(18)%
Loss from continuing operations before income taxes	(556)	(974)	418	(43)%
Income tax benefit (expense)	(26)	171	(197)	N.M.
Loss from continuing operations	(582)	(803)	221	(28)%
Less: Net income attributable to non-controlling interests	40	54	(14)	(26)%
Loss from continuing operations(A)	(622)	(857)	235	(27)%
Income (loss) from discontinued operations, net of tax	3	(41)	44	N.M
Net loss(A)	$(619)	$(898)	$279	(31)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(7.64)	$(10.66)	$3.02	(28)%
Discontinued operations	0.04	(0.51)	0.55	N.M.
	$(7.60)	$(11.17)	$3.57	(32)%
Diluted weighted average shares outstanding	81.4	80.4	1.0	1%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

				% Change
(in millions, except % change)	2014	2013	Change
North America Truck	$7,080	$6,798	$282	4%
North America Parts	2,517	2,615	(98)	(4)%
Global Operations	1,557	1,825	(268)	(15)%
Financial Services	232	233	(1)	—%
Corporate and Eliminations	(580)	(696)	116	(17)%
Total	$10,806	$10,775	$31	—%

The North America Truck segment net sales increase of $282 million, or 4%, was primarily due to improved Traditional truck volumes, partially offset by lower military sales.
Also impacting the comparative results in sales in the North America Truck segment was an out-of-period adjustment identified and recorded during the second quarter of 2013. The adjustment was related to certain third-party equipment financings by GE, which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. Correcting the errors resulted in a decrease of $113 million to net sales in 2013 related to prior periods.
The North America Parts segment net sales decreased by $98 million, or 4%, from 2013. The sales decrease was primarily due to a decline in military and BDP sales, partially offset by improvements in our commercial markets. The segment achieved record North America commercial Navistar channel parts sales during the year, with sales increasing by $81 million, or 5%, from 2013.
The Global Operations segment net sales decrease of $268 million, or 15%, was primarily due to lower engine volumes in our South American engine operations due to the economic downturn in Brazil, partially offset by increased revenue in our Brazil truck operations. Also impacting the change in segment revenue in 2014 was the unfavorable impact of fluctuations in foreign exchange rates.
The Financial Services segment net revenues were comparable to the prior year period, as a decline in the average finance receivables balance was offset by higher revenues from operating leases.
Costs of products sold
Cost of products sold decreased by $227 million, compared to the prior year, reflecting the impact of lower net sales in the Global Operations segment, as well as lower military sales in our North America Truck and North America Parts segments. The decrease was partially offset as the North America Truck segment was impacted by a shift in our Traditional market to a greater mix of higher cost units that incorporate the SCR after-treatment system.
As described above, in the second quarter of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, the cost of products sold of the North America Truck segment decreased by $113 million in 2013.
In 2014 and 2013, the Company recognized charges for adjustments to pre-existing warranties of $55 million and $404 million, respectively. Included within the warranty charge in 2014 are out-of-period adjustments of $36 million, primarily related to pre-existing warranties, which were identified and recorded to correct prior-period errors. The North America Truck segment recognized the majority of the adjustments to pre-existing warranties. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring charges
In 2014, we incurred restructuring charges of $42 million compared to $25 million in 2013. The charges in 2014 were primarily related to our Indianapolis, Indiana foundry facility and Waukesha, Wisconsin foundry operations, as well as a reduction-in-force in the U.S. Additionally, in the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. The Company has appealed this ruling. The charges in 2013 were primarily related to the actions we took in the fourth quarter of 2013 that included an enterprise-wide reduction-in-force. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
In 2014 we recorded asset impairment charges of $183 million, compared to charges of $97 million in 2013. In 2014, the Global Operations segment recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As the economic downturn in Brazil caused declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million attributable to the trademark were impaired.
In addition, in 2014, the North America Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit.
In 2013, we recorded asset impairment charges of $97 million. In 2013, the North America Truck segment recognized: (i) a $77 million charge related to the impairment of goodwill in our North America truck reporting unit and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $236 million reflects the impact of our cost-reduction initiatives. In 2014, the Company leveraged efficiencies identified through redesigning our organizational structure (including a reduction-in-force in the U.S. in 2013) and continued to implement new cost-reduction initiatives. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $75 million is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.
Interest expense
In 2014, interest expense decreased by $7 million compared to 2013. The decrease was primarily due to an out-of-period adjustment recorded in 2013, as well as the purchase of certain manufacturing equipment that was previously accounted for as a financing arrangement, related to a sale and leaseback transaction, partially offset by an increase in our average outstanding debt balance compared to 2013. In the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which included $8 million of interest expense related to periods prior to 2013. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
The change in our average outstanding debt balance was primarily the result of the issuance of additional 8.25% Senior Notes due 2021 ("the Senior Notes"), in March 2013, the private sale of the 2018 Convertible Notes, in October 2013, and the private sale of the 2019 Convertible Notes in April 2014, partially offset by the April 2013 principal payment of $300 million against our Amended Term Loan Credit Facility in conjunction with the repricing of that facility that lowered the interest rate, the repurchase of a portion of our 2014 Convertible Notes in April 2014 and the repayment of the remainder of our 2014 Convertible Notes in October 2014.
Other income, net
In 2014, other income decreased by $53 million compared to 2013. The decrease was primarily due to gains recognized in 2013 of: (i) $35 million related to our legal settlement with Deloitte and Touche LLP, (ii) $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, and (iii) $16 million related to the sale of Bison Coach, partially offset by gains recognized in 2014 due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and gains on asset sales. For more information concerning: (i) the sale of the Mahindra Joint Ventures and Bison Coach, see Note 2, Discontinued Operations and Other Divestitures, and (ii) the legal settlement, see Note 15, Commitments and Contingencies, all to the accompanying consolidated financial statements.
Income tax benefit (expense)
In 2014, we recognized an income tax expense from continuing operations of $26 million, compared to a benefit of $171 million in 2013. The difference between the income tax expense in 2014 and the income tax benefit in 2013 is due to the application of intraperiod tax allocation rules, geographical mix, and certain discrete items. The income tax expense in 2014 includes charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by an income tax benefit of $16 million resulting from a tax law change in Brazil. In addition, the application of the intraperiod tax allocation rules resulted in the recognition of an income tax benefit from continuing operations of $13 million and $220 million in 2014 and 2013, respectively. In both periods, the impact of income taxes on U.S. operations was limited to current state income taxes, federal refundable credits, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.
At October 31, 2014, we had $2.7 billion of U.S. federal net operating losses and $240 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S. state and foreign net operating losses that are available to reduce cash payments in future periods. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next 12 months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2014 and 2013 relates to Ford's non-controlling interest in BDP.
Income (loss) from discontinued operations, net of tax
In 2014, we recognized income from discontinued operations of $3 million, compared to a loss of $41 million in 2013. The income (loss) from discontinued operations was comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco. The loss incurred in 2013 also included charges of $24 million, related to the divestiture of Monaco, partially offset by WCC recognizing a warranty recovery of $13 million from a supplier that was related to a product recall. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
Segment Results of Continuing Operations for 2014 as Compared to 2013
We operate in four reporting segments: North America Truck, North America Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
We define segment profit (loss) as net income (loss) from continuing operations attributable to Navistar International Corporation excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 16, Segment Reporting, to the accompanying consolidated financial statements.
North America Truck Segment

(in millions, except % change)	2014	2013	Change	% Change
North America Truck segment sales, net	$7,080	$6,798	$282	4%
North America Truck segment loss	(408)	(902)	494	(55)%
Segment sales
The North America Truck segment net sales increase of $282 million, or 4%, was primarily due to improved Traditional truck volumes and the impact of certain out-of-period adjustments recorded in the second quarter of 2013. This increase was partially offset by lower military sales, reflecting lower demand for our military products and services. Truck chargeouts from our Traditional market were up 12%, reflecting a 23% increase of Class 8 Heavy trucks, a 14% increase in school buses, and a 9% increase in Class 6 and 7 Medium trucks, partially offset by an 11% decrease in Class 8 Severe Service trucks.
As described above in the Results of Continuing Operations, in the second quarter of 2013, the segment identified and recorded out-of-period adjustments for the correction of prior-period errors, relating to certain third-party equipment financings by GE that we have accounted for as borrowings. Correcting the errors resulted in a decrease of $113 million to net sales in 2013 related to prior periods.
Segment loss
The North America Truck segment improved its segment loss by $494 million, primarily driven by lower charges for adjustments to pre-existing warranties. The North America Truck segment recorded charges for adjustments related to pre-existing warranties of $52 million in 2014 compared to charges of $404 million in 2013. Included within the warranty charge in 2014 are out-of-period adjustments of $36 million, primarily related to pre-existing warranties, which were identified and recorded to correct prior-period errors. In addition, gross margin in 2014 was impacted by the continued shift to a greater mix of units that incorporate SCR after-treatment systems.
In 2014, SG&A expenses and Engineering and product development costs continued to decline. SG&A expenses decreased in 2014 by $73 million, reflecting the impact of our cost-reduction initiatives. Engineering and product development costs decreased in 2014 by $62 million, primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our MaxxForce 13L engine.

In 2014, the segment recorded charges of $2 million for non-conformance penalties ("NCPs"), primarily for certain pre-engine model year 2014 13L engine sales, compared to $36 million in 2013. For more information, see Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements.
In addition, in 2014, the segment recorded certain other charges. The segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. In 2013, the segment incurred asset impairment charges of $96 million, consisting of: (i) $77 million of charges related to the impairment of goodwill of our North America truck reporting units, and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. Additionally, in 2013, the North America Truck segment recognized charges of $39 million for accelerated depreciation of certain assets, primarily related to the planned closure of our Garland, Texas truck manufacturing operations (the "Garland Facility"). For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
North America Parts Segment

				% Change
(in millions, except % change)	2014	2013	Change
North America Parts segment sales, net	$2,517	$2,615	$(98)	(4)%
North America Parts segment profit	500	476	24	5%
Segment sales
The North America Parts segment net sales decreased by $98 million, or 4%, from 2013. The sales decrease was primarily due to a decline in military and BDP sales, partially offset by improvements in our commercial markets. The segment achieved record North America commercial Navistar channel parts sales during the year, with sales increasing by $81 million, or 5%, from 2013. The decline in military sales reflects lower sales of upgrade kits and sustainment parts, as well as the impact of the definitization of pricing on certain military contracts in the latter half of 2013.
Segment profit
The increase in the North America Parts segment profit of $24 million was primarily due to margin improvements in our commercial markets and lower intercompany "access fees" due to cost-reduction initiatives in the North America Truck segment, partially offset by lower military sales. Access fees consist of certain engineering and product development costs, depreciation expense, and SG&A.
Global Operations Segment

				% Change
(in millions, except % change)	2014	2013	Change
Global Operations segment sales, net	$1,557	$1,825	$(268)	(15)%
Global Operations segment loss	(218)	(6)	(212)	N.M.
Segment sales
The Global Operations segment net sales decrease of $268 million, or 15%, was driven by a decrease of $297 million in our South America engine operations. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 22% in 2014. Our South American engine operations were also impacted by the devaluation of the Brazilian Real relative to the U.S. Dollar of 9% in 2014, compared to the prior year. The decrease in 2014 was partially offset by a $40 million increase in revenue from Brazil truck operations.
Segment loss
The Global Operations segment loss increased by $212 million, primarily the result of $149 million of non-cash charges in the second quarter of 2014 for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark. As the economic downturn in Brazil caused declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment during the second quarter of 2014. As a result, we determined that the entire $142 million balance of goodwill and $7 million attributed to a trademark were impaired. For more information, see Note 8, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements.

In addition, the comparative segment loss increased by $26 million in 2014 as the result of a gain recognized in 2013 related to the sale of the Company's interest in the Mahindra Joint Ventures to Mahindra in February 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
In 2014, the remaining increase in segment loss of $37 million was primarily due to the decreased results in our South American engine operations reflecting lower volumes and a $29 million charge, primarily related to inventory, related to our efforts to right-size the truck business due to the current economic conditions in Brazil. This increase was partially offset by improvements in our export truck operations geographic mix, as well as lower structural costs of $26 million, primarily due to cost-reduction initiatives and project rationalization of certain engineering programs.
Financial Services Segment

				% Change
(in millions, except % change)	2014	2013	Change
Financial Services segment revenues, net	$232	$233	$(1)	—%
Financial Services segment profit	97	81	16	20%
Segment revenues
In 2014, net revenues in the Financial Services segment were flat compared to 2013, driven by the continued decline in the average retail note receivables balance, partially offset by the higher revenues from operating leases. The decline in the average retail note receivables balance reflects lower loan originations in the U.S., partially offset by higher loan originations in Mexico.
Segment profit
The increase in Financial Services segment profit of $16 million was primarily due to higher interest income from intercompany loans, partially offset by the lower net financial margin due to the decline in the average retail note receivables balance in the U.S. as well as an increase in the provision for loan losses in Mexico.

Results of Operations for the year ended October 31, 2013 as Compared to the year ended October 31, 2012

				% Change
(in millions, except per share data and % change)	2013	2012	Change
Sales and revenues, net	$10,775	$12,695	$(1,920)	(15)%
Costs of products sold	9,761	11,401	(1,640)	(14)%
Restructuring charges	25	107	(82)	(77)%
Asset impairment charges	97	16	81	N.M.
Selling, general and administrative expenses	1,215	1,419	(204)	(14)%
Engineering and product development costs	406	532	(126)	(24)%
Interest expense	321	259	62	24%
Other (income) expense, net	(65)	43	(108)	N.M.
Total costs and expenses	11,760	13,777	(2,017)	(15)%
Equity in income (loss) of non-consolidated affiliates	11	(29)	40	N.M.
Loss from continuing operations before income taxes	(974)	(1,111)	137	(12)%
Income tax benefit (expense)	171	(1,780)	1,951	N.M.
Loss from continuing operations	(803)	(2,891)	2,088	(72)%
Less: Net income attributable to non-controlling interests	54	48	6	13%
Loss from continuing operations(A)	(857)	(2,939)	2,082	(71)%
Loss from discontinued operations, net of tax	(41)	(71)	30	(42)%
Net loss(A)	$(898)	$(3,010)	$2,112	(70)%

Diluted loss per share:(A)
Continuing operations	$(10.66)	$(42.53)	$31.87	(75)%
Discontinued operations	(0.51)	(1.03)	0.52	(50)%
	$(11.17)	$(43.56)	$32.39	(74)%
Diluted weighted average shares outstanding	80.4	69.1	11.3	16%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

				% Change
(in millions, except % change)	2013	2012	Change
North America Truck	$6,798	$8,388	$(1,590)	(19)%
North America Parts	2,615	2,621	(6)	—%
Global Operations	1,825	2,210	(385)	(17)%
Financial Services	233	259	(26)	(10)%
Corporate and Eliminations	(696)	(783)	87	(11)%
Total	$10,775	$12,695	$(1,920)	(15)%
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
The Financial Services segment net revenues decrease of $26 million, or 10%, was primarily driven by the continued decline in the average finance receivable balances which is reflective of our agreement with GE (the "GE Operating Agreement").
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
Asset impairment charges
In 2013, we recorded asset impairment charges of $97 million, primarily in the North America Truck segment, compared to $16 million in 2012. In 2013, the North America Truck segment recognized: (i) a $77 million charge related to the impairment of goodwill in our North America truck reporting unit, and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. In 2012, the North America Parts segment recognized a charge of $10 million for the impairment of certain intangible assets related to the parts distribution operations associated with the WCC business. For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
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
Other (income) expense, net
We recognized other net income of $65 million in 2013 compared to other net expense of $43 million in 2012. In 2013, the net income included gains of: (i) $35 million related to our legal settlement with Deloitte and Touche LLP, (ii) $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, and (iii) $16 million related to the sale of Bison Coach, partially offset by $13 million of charges related to the $300 million principal repayment of a portion of the Term Loan Credit Facility, which primarily consisted of the write-off of related discount and debt issuance costs and a prepayment premium fee. For more information concerning: (i) the sale of the Mahindra Joint Ventures and Bison Coach, see Note 2, Discontinued Operations and Other Divestitures, (ii) the $300 million principal repayment, see Note 10, Debt, and (iii) the legal settlement, see Note 15, Commitments and Contingencies, all to the accompanying consolidated financial statements.
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
Income tax benefit (expense)
In 2013, we recognized an income tax benefit from continuing operations of $171 million, compared to expense of $1.8 billion in 2012. In the fourth quarter of 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since we incurred a loss from continuing operations and income was recognized in both Total other comprehensive income (loss) and Additional paid in capital. As a result, the Company recorded an income tax benefit of $220 million, which was recorded in Income tax benefit (expense) related to continuing operations, and an offsetting tax expense of $212 million and $8 million in Total other comprehensive income (loss) and Additional paid in capital, respectively. In 2012, we recognized income tax expense of $2.0 billion for the increase in our deferred tax valuation allowances on our U.S. deferred tax assets. This was partially offset by income tax benefit of $189 million, which resulted from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets.
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
Loss from discontinued operations, net of tax
In 2013, we incurred a loss from discontinued operations of $41 million compared to $71 million in 2012, comprised of the financial results from certain operations of the Monaco business and the WCC operations. In March 2013, we divested our interest in WCC, and in May 2013, we divested substantially all of our interest in the operations of Monaco. The loss incurred in 2013 also included charges of $24 million, related to the divestiture of Monaco, partially offset by WCC recognizing a warranty recovery of $13 million from a supplier that was related to a product recall. In 2012, the loss also included charges of $28 million for the impairment of certain intangible assets, which resulted from our decision to idle WCC, partially offset by a gain of $6 million due to the sale of the Monaco motor coach plant in Coburg, Oregon. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.

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
The North America Truck segment also recognized charges of $41 million in 2013 for accelerated depreciation of certain assets, which were primarily related to the closure of our Garland, Texas truck manufacturing facility, and the discontinuation of certain engine programs, particularly the MaxxForce15L engine.
In 2013 and 2012, the segment recorded charges of $36 million and $34 million, respectively, for NCPs, primarily for certain 13L engines sales.
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
Segment profit
The increase in North America Parts segment profit of $133 million was primarily driven by margin improvements in our commercial markets and BDP operations, lower SG&A expenses due to the impact of our 2012 cost-reduction initiatives, and the impact of the pricing definitization on certain military contracts.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Traditional truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

				2014 vs 2013		2013 vs 2012
(in units)	2014	2013	2012	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	28,200	26,600	25,000	1,600	6%	1,600	6%
Class 6 and 7 medium trucks	71,000	64,000	64,400	7,000	11%	(400)	(1)%
Class 8 heavy trucks	186,700	162,700	187,000	24,000	15%	(24,300)	(13)%
Class 8 severe service trucks(B)	56,200	48,000	43,100	8,200	17%	4,900	11%
Total "traditional" markets	342,100	301,300	319,500	40,800	14%	(18,200)	(6)%
Combined class 8 trucks	242,900	210,700	230,100	32,200	15%	(19,400)	(8)%
Navistar "traditional" retail deliveries(C)	59,800	55,500	71,600	4,300	8%	(16,100)	(22)%
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
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	2014	2013	2012
Traditional Markets (U.S. and Canada)
School buses(A)	35%	37%	41%
Class 6 and 7 medium trucks(B)	21%	24%	32%
Class 8 heavy trucks	14%	12%	15%
Class 8 severe service trucks(C)	16%	22%	29%
Total Traditional Markets	17%	18%	22%
Combined class 8 trucks	14%	15%	18%

(A)
Beginning in the first quarter of 2013, the Company began using bus registration data from Polk to report U.S. and Canada School bus retail market deliveries. Additionally, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Retail delivery market share for 2012 was updated to reflect the impact of excluding units related to discontinued operations.

(C)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement. Also, periods presented have been recast to exclude militarized commercial units.
Truck Orders, net
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks and buses. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher future chargeouts. The following table summarizes our approximate net orders for Traditional units:

				2014 vs 2013		2013 vs 2012
(in units)	2014	2013	2012	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	10,300	10,200	11,300	100	1%	(1,100)	(10)%
Class 6 and 7 medium trucks(B)	18,300	15,300	18,300	3,000	20%	(3,000)	(16)%
Class 8 heavy trucks	28,900	24,500	22,500	4,400	18%	2,000	9%
Class 8 severe service trucks(C)	9,300	9,000	12,400	300	3%	(3,400)	(27)%
Total "Traditional" Markets	66,800	59,000	64,500	7,800	13%	(5,500)	(9)%
Combined class 8 trucks	38,200	33,500	34,900	4,700	14%	(1,400)	(4)%

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Orders for 2012 was recast to exclude units related to discontinued operations.

(C)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement. Also, periods presented have been recast to exclude militarized commercial units.
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

				2014 vs 2013		2013 vs 2012
(in units)	2014	2013	2012	Change	% Change	Change	% Change
"Traditional" Markets (U.S. and Canada)
School buses(A)	2,400	3,000	2,400	(600)	(20)%	600	25%
Class 6 and 7 medium trucks(B)	7,100	4,800	3,800	2,300	48%	1,000	26%
Class 8 heavy trucks	12,100	9,600	6,000	2,500	26%	3,600	60%
Class 8 severe service trucks(C)	2,300	1,800	2,500	500	28%	(700)	(28)%
Total "Traditional" Markets	23,900	19,200	14,700	4,700	24%	4,500	31%
Combined class 8 trucks	14,400	11,400	8,500	3,000	26%	2,900	34%

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Backlogs for 2012 was recast to exclude units related to discontinued operations.

(C)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement. Also, periods presented have been recast to exclude militarized commercial units.

Truck Chargeouts

We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

				2014 vs 2013		2013 vs 2012
(in units)	2014	2013	2012	Change	% Change	Change	% Change
Traditional Markets (U.S. and Canada)
School buses(A)	10,800	9,500	9,700	1,300	14%	(200)	(2)%
Class 6 and 7 medium trucks(B)	16,000	14,700	19,900	1,300	9%	(5,200)	(26)%
Class 8 heavy trucks	26,000	21,100	27,100	4,900	23%	(6,000)	(22)%
Class 8 severe service trucks(C)	8,700	9,800	12,900	(1,100)	(11)%	(3,100)	(24)%
Total Traditional markets	61,500	55,100	69,600	6,400	12%	(14,500)	(21)%
Military vehicles(D)	100	800	2,400	(700)	(88)%	(1,600)	(67)%
Expansion markets(E)	28,400	28,500	29,300	(100)	—%	(800)	(3)%
Total worldwide units(F)	90,000	84,400	101,300	5,600	7%	(16,900)	(17)%
Combined Class 8 trucks	34,700	30,900	40,000	3,800	12%	(9,100)	(23)%

_____________________________

(A)
Beginning in the first quarter of 2013, the School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag. These changes are reflected in all periods presented.

(B)	Chargeouts for 2012 was recast to exclude units related to discontinued operations.

(C)
Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement, and the chargeouts for the first quarter of 2012 were adjusted by 200 units to reflect the inclusion of these CAT-branded units. Also, periods presented have been recast to exclude militarized commercial units.

(D)	All periods presented have been recast to include all militarized units.

(E)	Includes chargeouts related to BDT of 11,000 units, 9,900 units and 6,600 units during 2014, 2013 and 2012, respectively.

(F)
Excludes chargeouts related to: (i) RV towables of 2,200 units and 3,000 units during 2013 and 2012, respectively, and (ii) units related to Monaco and WCC as a result of being classified as discontinued operations of 400 units and 3,700 units during 2013 and 2012, respectively. There were no units related to RV towables, Monaco and WCC in 2014.

Engine Shipments

				2014 vs 2013		2013 vs 2012
(in units)	2014	2013	2012	Change	% Change	Change	% Change
OEM sales-South America (A)	89,100	116,200	106,700	(27,100)	(23)%	9,500	9%
Intercompany sales	37,900	59,900	83,100	(22,000)	(37)%	(23,200)	(28)%
Other OEM sales	11,700	9,300	10,100	2,400	26%	(800)	(8)%
Total sales	138,700	185,400	199,900	(46,700)	(25)%	(14,500)	(7)%
_____________________________

(A)	Includes shipments related to Ford of 1,600 units, and 6,300 units during 2013 and 2012, respectively. There were no shipments related to Ford in 2014

Liquidity and Capital Resources

	As of October 31,
(in millions)	2014	2013	2012
Consolidated cash and cash equivalents	$497	$755	$1,087
Consolidated marketable securities	605	830	466
Consolidated cash, cash equivalents and marketable securities	$1,102	$1,585	$1,553
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In August 2012, NIC and Navistar, Inc. signed a definitive credit agreement relating to our Term Loan Credit Facility, and borrowed an aggregate principal amount of $1 billion under the Term Loan Credit Facility. In conjunction with the Term Loan Credit Facility transaction, we used a portion of the proceeds from the Term Loan Credit Facility to repay all of the borrowings under Navistar, Inc.'s existing Asset-Based Credit Facility and Navistar, Inc. entered into an Amended and Restated Asset-Based Credit Facility with a commitment amount of up to $175 million. During the second quarter of 2013, we amended our Term Loan Credit Facility whereby we lowered our interest rate and extended the maturity date to August 17, 2017. We also utilized proceeds from the March 2013 issuance of $300 million of additional Senior Notes to make a principal repayment of $300 million against our Term Loan Credit Facility. In July 2014, the Amended and Restated Asset-Based Credit Facility was amended to remove used truck inventory from the borrowing base. The amendment had no impact on the aggregate commitment level under the Asset-Based Credit Facility, which remains at $175 million. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a proposed financing with NFC secured by a first priority lien on used truck inventory (and certain related assets). During 2014, NFC made secured intercompany loans to our Manufacturing operations under the Amended and Restated Asset-Based Credit Facility of $181 million.
During the second quarter of 2014, the Company completed the private sale of $411 million of our 2019 Convertible Notes, including a portion of the underwriters' over-allotment options. The Company used the net proceeds from our 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of our 2014 Convertible Notes. In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes. During the fourth quarter of 2014, the Company paid the remainder of the 2014 Convertible Notes and the remaining purchased call options expired worthless.
In October 2013, we completed the private sale of $200 million of our 2018 Convertible Notes, from which the Company received proceeds of $196 million, net of issuance costs and issuance discount. Also in October 2013, our Financial Services operations made an intercompany loan of $270 million to our Manufacturing operations, utilizing existing credit facilities (the "Intercompany Loan"). The Company used the proceeds from the 2018 Convertible Notes for general corporate purposes.
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
Consolidated cash, cash equivalents and marketable securities was $1.10 billion at October 31, 2014, which includes $77 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Year ended October 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(138)	$(198)	$(336)
Net cash provided by (used in) investing activities	112	(187)	(75)
Net cash provided by (used in) financing activities	(240)	419	179
Effect of exchange rate changes on cash and cash equivalents	(21)	(5)	(26)
Increase (decrease) in cash and cash equivalents	(287)	29	(258)
Cash and cash equivalents at beginning of the year	727	28	755
Cash and cash equivalents at end of the year	$440	$57	$497

	Year ended October 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(238)	$338	$100
Net cash used in investing activities	(753)	(57)	(810)
Net cash provided by (used in) financing activities	677	(284)	393
Effect of exchange rate changes on cash and cash equivalents	(18)	3	(15)
Decrease in cash and cash equivalents	(332)	—	(332)
Cash and cash equivalents at beginning of the year	1,059	28	1,087
Cash and cash equivalents at end of the year	$727	$28	$755

	Year ended October 31, 2012
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(298)	$908	$610
Net cash provided by (used in) investing activities	(110)	108	(2)
Net cash provided by (used in) financing activities	977	(1,040)	(63)
Effect of exchange rate changes on cash and cash equivalents	2	1	3
Increase (decrease) in cash and cash equivalents	571	(23)	548
Cash and cash equivalents at beginning of the year	488	51	539
Cash and cash equivalents at end of the year	$1,059	$28	$1,087
_____________________
Manufacturing operations cash flows and Financial Services operations cash flows are not in accordance with, or an alternative for, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our North America Truck segment, Global Operations segment, North America Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities was $138 million, $238 million, and $298 million in 2014, 2013 and 2012, respectively. The improvement in cash flow from operating activities in 2014 compared to 2013 was primarily attributable to a lower net loss, lower accounts payable payments, changes in other current and noncurrent assets and higher inflows from intercompany transactions with our Financial Services operations partially offset by increases in inventory, including increases in our used truck inventory and changes in other current and noncurrent liabilities. The improvement in cash flow from operating activities in 2013 compared to 2012 was primarily attributable to a lower net loss, a net improvement in the change in inventory and a smaller reduction in accounts payable, partially offset by a lower decrease in accounts receivable and a lower increase in other noncurrent liabilities.
Cash paid during the year for interest, net of amounts capitalized, was $203 million, $182 million, and $119 million in 2014, 2013, and 2012 respectively. The increase in 2013 compared to 2012, resulted primarily from the increase in our outstanding debt balances, particularly under our Amended Term Loan Credit Facility.
The Company paid $244 million, $252 million, and $281 million for 2014, 2013 and 2012, respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities was $112 million in the 2014, compared to cash used in investing activities of $753 million and $110 million in 2013 and 2012, respectively. The net increase in cash flow from investing activities in 2014 was primarily attributable to higher sales and maturities of marketable securities, lower capital expenditures and lower purchases of equipment leased to others partially offset by higher purchases of marketable securities and lower proceeds from sales of non-consolidated affiliates. The increase in cash used in investing activities in 2013 compared to 2012 was primarily attributable to higher purchases and lower sales of marketable securities. These items were partially offset by lower capital expenditures and the receipt of proceeds from the sale of our interests in various non-consolidated affiliates.
As described above in the Results of Operations, the Company recorded out-of-period adjustments for the correction of prior-period errors, which resulted in an increase to Purchases of equipment leased to others of $184 million related to periods prior to fiscal 2013. The adjustment was related to certain third-party equipment financings by GE, which we accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing.
During 2014, sales of marketable securities totaled $1.6 billion and maturities of marketable securities totaled $461 million, compared with $1.2 billion of sales and $198 million of maturities of marketable securities and $1.4 billion of sales and $62 million of maturities of marketable securities during 2013 and 2012, respectively.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities was $240 million in 2014, compared to cash provided by financing activities of $677 million and $977 million in 2013 and 2012, respectively. The net decrease in cash flow from financing activities in 2014 was primarily attributable to lower proceeds from finance lease obligations, higher principal payments on long-term debt, lower proceeds from the issuance of long-term debt and no borrowings under the Intercompany Loan from our Financial Services operations partially offset by lower principal payments under capital lease obligations. The net reduction in cash provided by financing activities in 2013 compared to 2012 was primarily attributable to lower net issuances of long-term debt and lower issuances of common stock partially offset by share repurchases in 2012 that were not repeated in 2013 and the Intercompany Loan from our Financial Services operations to our Manufacturing operations. In addition, as described above, certain out-of-period adjustments for the correction of prior-period errors, which included recognizing Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013, contributed to the increase in cash used in financing activities.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash used in operating activities was $198 million in 2014, compared to cash provided by operating activities of $338 million and $908 million in 2013 and 2012, respectively. The net decrease in cash flow from operating activities in 2014 compared to 2013 was primarily due to the decline in liquidations of U.S. retail notes receivable and an increase in the level of accounts receivable purchased from the Manufacturing operations.

The decrease in cash provided by operating activities for 2013, compared to 2012 was primarily due to the lower margin by which retail notes and accounts liquidations exceeded originations, as well as lower income.
Cash paid for interest, net of amounts capitalized, was $55 million in both 2014 and 2013, and $76 million in 2012. The decrease in the average retail finance receivables funding level in 2014 compared to 2013 was offset by the average funding level of intercompany loans to the Manufacturing operations. Average interest rates remained constant in 2014 compared to 2013. The decrease for 2013 compared to 2012 is a result of declining average debt balances as retail funding requirements declined, and average interest rates were lower.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $187 million and $57 million for 2014 and 2013, respectively, compared to cash provided by investing activities of $108 million in 2012. Changes in restricted cash levels required under our secured borrowings were the primary uses of cash from investing activities in 2014 and 2013, along with investments in equipment leased to others. In 2014, restricted cash was invested to secure new borrowings relating to our Mexican financial services operation and our retail accounts funding facility, as well as the accumulation of principal for the repayment of investor notes maturing in January 2015.
The net decrease in cash flow from investing activities for 2013 compared to 2012 was primarily due to increased investments in marketable securities and equipment under operating leases. In addition, restricted cash declined by a lower margin in 2013 compared to 2012 as retail securitization balances have declined.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash provided by financing activities was $419 million in 2014, compared to cash used in financing activities of $284 million and $1.0 billion in 2013 and 2012, respectively. New funding requirements have exceeded periodic payments on our funding facilities during 2014 as overall finance receivables levels increased. Also, there were new funding requirements for the secured intercompany loan to the Manufacturing operations in 2014.
The decrease in cash used in financing activities for 2013 compared to 2012 was due to the lower margin by which periodic payments on our funding facilities exceeded new funding requirements of retail notes and accounts.
Borrowings by the Financial Services segment which were used to fund intercompany dividends in 2014, and the Intercompany Loan to the Manufacturing operations in 2013, are presented above in Manufacturing Cash Flow from Financing Activities.
Debt
See Note 10, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Funding of Financial Services
The Financial Services segment has traditionally relied upon sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2014, our funding consisted of asset-backed securitization debt of $914 million, bank borrowings and revolving credit facilities of $1.2 billion, commercial paper of $74 million, and borrowings of $36 million secured by operating and finance leases.
We use a number of Special Purpose Entities ("SPEs") to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") finances retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada ("NFM"), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance to our dealers and retail customers in Mexico.

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2014:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$950	Eligible wholesale notes	$725	2015
NFC	Credit agreement(A)	781	Finance receivables and general corporate purposes	781	2016
NFM	Bank lines	515	Finance receivables and general corporate purposes	461	2015-2020
TRAC	Revolving retail accounts	100	Eligible retail accounts	18	2015
______________________

(A)	NFM can borrow up to $200 million, if not used by NFC.
As of October 31, 2014, the aggregate amount available to fund finance receivables under the above facilities was $361 million.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2014 and 2013.
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

Pension and Other Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for GAAP. U.S. funding targets are determined by rules promulgated under the PPA. The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the MAP-21 Act was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the HATFA, including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations.
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time.
We contributed $164 million and $165 million in 2014 and 2013, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2015 we expect to contribute $148 million to meet the minimum required contributions for all plans. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2016 through 2018, the Company will be required to contribute at least $100 million per year to the plans, depending on asset performance and discount rates.
Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with the 1993 Settlement Agreement between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $2 million and $3 million in 2014 and 2013, respectively. We expect to contribute $2 million to our other post-employment benefit plans during 2015.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2014.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis remained relatively flat during 2014 compared to 2013. The impact of the decrease in the discount rate used to determine the present value of the projected benefit obligation was offset by Company contributions during the year. Our actual return on assets during 2014 was approximately 7.8% for the U.S. pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 3.7% at October 31, 2014, compared to 4.1% at October 31, 2013.
In February 2012, the postretirement pension plans (the "Plans") entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge is expected to provide protection against certain equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge position was restructured in March 2013 by monetizing gains generated by the swaption strategy and using the proceeds to increase the equity protection level to reflect the increase in equity values since the inception of the hedge in February 2012. As a result, we were able to maintain the equity protection and swaption collar strategies and receive more attractive equity downside protection with no impact on collateral requirements. In May 2014, as participation in equity gains beyond the original 10% per annum became restricted by the hedging strategy, the current hedge ratio was reduced from 100% to 90%. The strategy was implemented by purchasing additional upside exposure through shorter dated, low transaction cost at-the-money S&P 500 Index call options with a notional value of $183 million.

The under-funded status of our health and life insurance benefits increased by $315 million primarily due to unfavorable claims experience and the decrease in the discount rate.
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
Sales of Receivables

Our Financial Services segment typically sells, for legal purposes, certain finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity, generally a trust, in exchange for cash from the sale of asset-backed securities to investors. None of our securitization transactions qualify for off-balance sheet treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded on the sale.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2014:

	Payments Due by Year Ending October 31,
(in millions)	Total	2015	2016-2017	2018-2019	2020+
Type of contractual obligation:
Long-term debt obligations	$5,252	$1,288	$1,813	$725	$1,426
Interest on long-term debt(A)	1,460	236	402	268	554
Financing arrangements and capital lease obligations(B)	68	11	19	18	20
Operating lease obligations(C)	293	65	92	65	71
Purchase obligations(D)	195	190	5	—	—
Total	$7,268	$1,790	$2,331	$1,076	$2,071
_____________________

(A)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2014 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

(B)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $14 million of interest obligations. For more information, see Note 7, Property and Equipment, Net, to the accompanying consolidated financial statements.

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
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $47 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. As such, we expect to contribute $148 million in 2015 to meet the minimum required contributions for all Plans. We currently expect that from 2016 through 2018, the Company will be required to contribute at least $100 million to the Plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 11, Postretirement Benefits, to the accompanying consolidated financial statements.

Other Information
Income Taxes
We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for tax benefit carryforwards and the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.
As of October 31, 2014 and 2013, we had deferred tax asset valuation allowances of $3.2 billion and $2.8 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $4 million, income tax expense of $6 million, and an income tax benefit of $11 million for the years ended October 31, 2014, 2013, and 2012, respectively.
As of October 31, 2014 and 2013, the amount of liability for uncertain tax positions was $47 million and $88 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rules.
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

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The next phase of federal GHG emission and fuel economy regulations, anticipated for 2020 or later, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. California has also proposed greenhouse gas emission rules for heavy duty vehicles and is also considering an optional lower emission standard for NOx in California. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.
Securitization Transactions
None of our securitization or trust arrangements qualify for off balance sheet treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
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

•
Mortality rates are developed from actual and projected plan experience. In late October 2014, the Society of Actuaries issued an updated set of mortality tables and improvement scale collectively known as RP-2014 and MP-2014, respectively. The Company’s actuaries conduct an experience study every five years as part of the process to select a best estimate of mortality. The Company considers both standard mortality tables and improvement factors as well as the plans’ actual experience when selecting a best estimate and believes that its current assumption represents its best estimate. During 2015, the Company will conduct a new experience study as scheduled and, consistent with past practice, will consider all available data points against the plans’ actual experience when selecting a best estimate in the future.

•	The rate of compensation increase reflects our long-term actual experience and our projected future increases including contractually agreed upon wage rate increases for represented employees.
The sensitivities stated below are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

	October 31, 2014		2015 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(371)	$(196)	$(2)	$(5)
Decrease of 1.0%	409	235	(2)	5
Expected return on assets:
Increase of 1.0%	NA	NA	(25)	(4)
Decrease of 1.0%	NA	NA	25	4
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based on actual loss experience and customer payment history, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten percent to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2014, would increase from $27 million to $29 million or decrease to $25 million.
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
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2014 and 2013 aggregating $3.2 billion and $2.8 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $62 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to Additional paid-in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rules.
Impairment of Long-Lived Assets
We test long-lived assets (other than goodwill and intangible assets with indefinite lives as discussed below) or asset groups for recoverability when events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset or asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If the asset or asset group is determined to not be recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.
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
Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not the carrying amount is higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
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
During the second quarter of 2014, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with goodwill of $142 million. As a result, we performed an impairment analysis utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the Brazilian engine reporting unit, including goodwill, exceeded its fair value. As a result we compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. A decrease in the enterprise value of the reporting unit coupled with appreciation in the value of certain tangible assets, which are not recognized for accounting purposes, resulted in the determination that the entire $142 million of goodwill was impaired.
In the fourth quarter of 2013, we completed certain changes to our organizational and reporting structures that reflect how our Chief Operating Decision Maker ("CODM") assesses the performance of our operating segments and makes decisions about resource allocations. This change resulted in a change in certain of our reporting units and a review of the recoverability of our goodwill in the North America Truck reporting unit. The income approach, which was based on discounted cash flows was used in the impairment analysis for the reporting unit. As a result of the goodwill impairment analysis, the Company recorded a non-cash impairment charge of $77 million for our North America Truck segment.
As of October 31, 2014 we have $38 million of goodwill. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods.
Indefinite-Lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. As of October 31, 2014, we have a balance of indefinite-lived intangible assets of $34 million. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Significant judgment is applied when evaluating if an intangible asset has a finite useful life. In addition, for indefinite-lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. We could recognize impairment charges in the future as a result of declines in the fair values of our indefinite-lived intangible assets.
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
The reserve for product liability was $58 million as of October 31, 2014 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $6 million.
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
As of October 31, 2014, we have accrued $21 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2014, we recognized charges for adjustments to pre-existing warranties of $55 million compared to $404 million in both 2013 and 2012. Included in the adjustments to the product warranty liability for 2014 are out-of-period adjustments, which represent corrections of prior period errors. As disclosed in Item 9A. Controls and Procedures, we concluded that a material weakness exists surrounding the validation of the completeness and accuracy of underlying data, including data related to our warranty cost estimates. As part of our remediation efforts for our material weakness, we performed substantive procedures to-date that identified incomplete data used in calculating our warranty accrual. The impact of the out-of-period warranty adjustments resulted in a $36 million increase to the warranty liability, primarily impacting adjustments to pre-existing warranties, in 2014.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2014 warranty expense was $13 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $88 million and $130 million in 2013 and 2012, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue. The amounts recognized in 2014 on extended warranty contracts were not material to the Company's Consolidated Statements of Operations. In 2013 by comparison, we recognized total charges on extended warranty contracts of $161 million, which includes charges of $127 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Trade and other receivables, net. Warranty costs and recoveries are included in Costs of products sold.
Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.
Recently Adopted Accounting Standards
In the year ended October 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2014 and 2013, the net fair value of our liabilities with exposure to interest rate risk was $5 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2014 and 2013, the fair value of these liabilities would increase by $115 million and $145 million, respectively. At October 31, 2014 and 2013, the net fair value of our assets with exposure to interest rate risk was $2 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2014 and 2013, the fair value of these assets would decrease by $7 million and $12 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2014 and 2013, we purchased approximately $462 million and $395 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred an additional $46 million and $39 million in 2014 and 2013, respectively, of costs. Commodity price risk associated with our derivative position at October 31, 2014 and 2013 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2014 and 2013, the net fair value of our liabilities with exposure to foreign currency risk was $474 million and $362 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $47 million and $36 million at October 31, 2014 and 2013, respectively. At October 31, 2014 and 2013, the net fair value of our assets with exposure to foreign currency risk was $381 million and $316 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $38 million and $32 million at October 31, 2014 and 2013, respectively.
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

Report of Independent Registered Public Accounting Firm
To: The Board of Directors and Stockholders of Navistar International Corporation:
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2014 and 2013, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders' Deficit, and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2014. We also have audited Navistar International Corporation's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company's October 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified and included in management's assessment related to controls over the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Navistar International Corporation has not maintained effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
December 16, 2014

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2014	2013	2012
Sales and revenues
Sales of manufactured products, net	$10,653	$10,617	$12,527
Finance revenues	153	158	168
Sales and revenues, net	10,806	10,775	12,695
Costs and expenses
Costs of products sold	9,534	9,761	11,401
Restructuring charges	42	25	107
Asset impairment charges	183	97	16
Selling, general and administrative expenses	979	1,215	1,419
Engineering and product development costs	331	406	532
Interest expense	314	321	259
Other (income) expense, net	(12)	(65)	43
Total costs and expenses	11,371	11,760	13,777
Equity in income loss of non-consolidated affiliates	9	11	(29)
Loss from continuing operations before income taxes	(556)	(974)	(1,111)
Income tax benefit (expense)	(26)	171	(1,780)
Loss from continuing operations	(582)	(803)	(2,891)
Income (loss) from discontinued operations, net of tax	3	(41)	(71)
Net loss	(579)	(844)	(2,962)
Less: Net income attributable to non-controlling interests	40	54	48
Net loss attributable to Navistar International Corporation	$(619)	$(898)	$(3,010)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(622)	$(857)	$(2,939)
Income (loss) from discontinued operations, net of tax	3	(41)	(71)
Net loss	$(619)	$(898)	$(3,010)

Earnings (loss) per share:
Basic:
Continuing operations	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	0.04	(0.51)	(1.03)
	$(7.60)	$(11.17)	$(43.56)

Diluted:
Continuing operations	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	0.04	(0.51)	(1.03)
	$(7.60)	$(11.17)	$(43.56)

Weighted average shares outstanding:
Basic	81.4	80.4	69.1
Diluted	81.4	80.4	69.1

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in millions)	For the Years Ended October 31,
	2014	2013	2012
Net loss attributable to Navistar International Corporation	$(619)	$(898)	$(3,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	(51)	(125)
Unrealized gain on marketable securities	1	—	—
Defined benefit plans (net of tax of $(2), $(233), and $14)	(388)	552	(256)
Total other comprehensive income (loss)	(439)	501	(381)
Total comprehensive loss attributable to Navistar International Corporation	$(1,058)	$(397)	$(3,391)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$497	$755
Restricted cash and cash equivalents	40	—
Marketable securities	605	830
Trade and other receivables, net	553	737
Finance receivables, net	1,758	1,597
Inventories	1,319	1,210
Deferred taxes, net	55	72
Other current assets	186	258
Total current assets	5,013	5,459
Restricted cash	131	91
Trade and other receivables, net	25	29
Finance receivables, net	280	338
Investments in non-consolidated affiliates	73	77
Property and equipment, net	1,562	1,741
Goodwill	38	184
Intangible assets, net	90	138
Deferred taxes, net	145	159
Other noncurrent assets	86	99
Total assets	$7,443	$8,315
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,295	$1,163
Accounts payable	1,564	1,502
Other current liabilities	1,372	1,596
Total current liabilities	4,231	4,261
Long-term debt	3,929	3,922
Postretirement benefits liabilities	2,862	2,564
Deferred taxes, net	14	33
Other noncurrent liabilities	1,025	1,136
Total liabilities	12,061	11,916
Redeemable equity securities	2	4
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (81.4 and 80.5 shares issued, respectively; and $0.10 par value per share and 220 shares authorized, at both dates)	9	9
Additional paid-in capital	2,500	2,477
Accumulated deficit	(4,682)	(4,063)
Accumulated other comprehensive loss	(2,263)	(1,824)
Common stock held in treasury, at cost (5.4 and 6.3 shares, respectively)	(221)	(251)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,654)	(3,649)
Stockholders’ equity attributable to non-controlling interests	34	44
Total stockholders’ deficit	(4,620)	(3,605)
Total liabilities and stockholders’ deficit	$7,443	$8,315

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flow

	For the Years Ended October 31,
(in millions)	2014	2013	2012
Cash flows from operating activities
Net loss	$(579)	$(844)	$(2,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	227	282	277
Depreciation of equipment leased to others	105	135	46
Deferred taxes, including change in valuation allowance	(15)	(226)	1,778
Asset impairment charges	183	105	44
Gain on sales of investments and businesses, net	—	(29)	—
Amortization of debt issuance costs and discount	49	57	46
Stock-based compensation	16	24	19
Provision for doubtful accounts, net of recoveries	20	20	14
Equity in income of non-consolidated affiliates, net of dividends	3	2	36
Write-off of debt issuance cost and discount	1	6	13
Other non-cash operating activities	(41)	(70)	7
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	55	68	454
Finance receivables	(33)	187	741
Inventories	(129)	264	76
Accounts payable	84	(121)	(399)
Other assets and liabilities	(282)	240	420
Net cash provided by (used in) operating activities	(336)	100	610
Cash flows from investing activities
Purchases of marketable securities	(1,812)	(1,779)	(1,209)
Sales of marketable securities	1,576	1,217	1,399
Maturities of marketable securities	461	198	62
Net change in restricted cash and cash equivalents	(80)	70	165
Capital expenditures	(88)	(167)	(309)
Purchases of equipment leased to others	(189)	(432)	(61)
Proceeds from sales of property and equipment	43	25	18
Investments in non-consolidated affiliates	—	(24)	(42)
Proceeds from sales of affiliates	14	82	1
Acquisition of intangibles	—	—	(14)
Business acquisitions, net of cash received	—	—	(12)
Net cash used in investing activities	(75)	(810)	(2)
Cash flows from financing activities
Proceeds from issuance of securitized debt	255	529	1,313
Principal payments on securitized debt	(126)	(773)	(1,976)
Proceeds from issuance of non-securitized debt	663	641	1,517
Principal payments on non-securitized debt	(862)	(475)	(616)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	255	274	(269)
Principal payments under financing arrangements and capital lease obligations	(20)	(60)	(35)
Debt issuance costs	(15)	(20)	(57)
Proceeds from financed lease obligations	60	294	—
Purchase of treasury stock	—	—	(75)
Issuance of common stock	—	14	192
Proceeds from exercise of stock options	19	12	2
Dividends paid by subsidiaries to non-controlling interest	(50)	(47)	(56)
Other financing activities	—	4	(3)
Net cash provided by (used in) financing activities	179	393	(63)
Effect of exchange rate changes on cash and cash equivalents	(26)	(15)	3
Increase (decrease) in cash and cash equivalents	(258)	(332)	548
Cash and cash equivalents at beginning of the year	755	1,087	539
Cash and cash equivalents at end of the year	$497	$755	$1,087

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(3,010)			48	(2,962)
Total other comprehensive loss					(381)			(381)
Stock-based compensation			18					18
Stock ownership programs			(14)			15		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(56)	(56)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
Issuance of common stock, net of issuance cost and fees		1	191					192
Impact to additional paid-in capital related to change in valuation allowance			(26)					(26)
Other		1	1			(1)		1
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)				(898)			54	(844)
Total other comprehensive income					501			501
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			18					18
Stock ownership programs			(10)			21		11
Cash dividends paid to non-controlling interest							(47)	(47)
Issuance of common stock, net of issuance cost and fees			14					14
Deconsolidation of a non-controlling interest							(9)	(9)
Equity component of convertible debt instruments, net of tax expense of $-			14					14
Other			(1)				1	—
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)				(619)			40	(579)
Total other comprehensive loss					(439)			(439)
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			10					10
Stock ownership programs			(12)			30		18
Equity component of convertible debt instruments, net of tax expense of $16			27					27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3			(5)					(5)
Cash dividends paid to non-controlling interest							(50)	(50)
Other			1					1
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)

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
Our fiscal year ends on October 31. As such, all references to 2014, 2013, and 2012 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
2014 Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2014, are out-of-period adjustments, which represent corrections of prior-period errors. The correction of prior-period errors for the year ended October 31, 2014 was not material to the current period and any of the prior periods. Included in the corrections were significant prior-period errors related to product warranties which resulted in a $36 million increase, primarily to the warranty liability and a corresponding increase primarily in Costs of products sold.
As disclosed in Item 9A. Controls and Procedures, we concluded that a material weakness exists surrounding the validation of the completeness and accuracy of underlying data used in the determination of significant accounting estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions. As part of our remediation efforts for our material weakness, we performed substantive procedures to date that identified incomplete data used in calculating our warranty accrual.
2013 Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2013 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for certain sales transactions. In March 2010, we entered into an operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE"). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The determination was made that certain sales that were ultimately financed by GE did not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property. As a result, the transactions should have been accounted for as borrowings, resulting in the proceeds from the transfer being recorded as an obligation and amortized to revenue over the term of the financing. In addition, the equipment financing should have been accounted for as operating leases with the equipment transferred from inventory to equipment leased to others and depreciated over the term of the financing.
Correcting the errors for the year ended October 31, 2013, which were not material to any of the prior periods, resulted in an $8 million increase to Net loss in our Consolidated Statements of Operations. The impact of the correction on our results for the year ended October 31, 2013 related to prior periods includes: (i) a $113 million net decrease to both Sales of manufactured products, net and Costs of products sold, which also included $37 million of additional depreciation expense, and (ii) an $8 million increase to Interest expense. In addition, in our Consolidated Statements of Cash Flows we recognized Purchases of equipment leased to others of $184 million and Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013. The impact of the corrections was not material to any of our Consolidated Balance Sheets.

Variable Interest Entities
We have an interest in several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of these VIEs. Assets of these entities are not readily available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford. As a result, our Consolidated Balance Sheets include assets of $297 million and $323 million and liabilities of $250 million and $188 million as of October 31, 2014 and October 31, 2013, respectively, from BDP and BDT, including $77 million and $56 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015, and in October 2014, Ford and the Company agreed to extend the BDT joint venture through April 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion and $989 million as of October 31, 2014 and October 31, 2013, respectively, and liabilities of $896 million and $778 million as of October 31, 2014 and October 31, 2013, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include assets of $156 million and $61 million and corresponding liabilities of $54 million and $49 million as of October 31, 2014 and October 31, 2013, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of October 31, 2014, approximately 6,100, or 70%, of our hourly workers and approximately 300, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our current collective bargaining agreement with the UAW expired in October 2014 and we are currently operating under an extension of that agreement during our collective bargaining negotiations with the UAW. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit, which is applied to the customer's account balance. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark-up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.
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
Cash and Cash Equivalents
All highly liquid financial instruments with original maturities of 90 days or less, consisting primarily of U.S. Treasury bills, federal agency securities, and commercial paper, are classified as cash equivalents.
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

Marketable Securities
Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss ("AOCL") in Stockholders' Deficit, net of taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current in our Consolidated Balance Sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other (income) expense, net.
We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our marketable securities are classified as Level 1 in the fair value hierarchy.
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2014, 2013, and 2012, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other (income) expense, net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.
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
Sales of Finance Receivables

We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. None of our securitization and receivable sale arrangements qualify for sales accounting or off-balance sheet treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for the sale.
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
Impaired receivables are specifically identified and segregated from the remaining portfolio. The expected loss on impaired receivables is fully reserved in a separate calculation as a specific reserve based on the unique ability of the customer to pay and the estimated value of the collateral. The historical loss experience and portfolio quality trends of the retail portfolio segment compared to the wholesale portfolio segment are inherently different. A specific reserve on impaired retail receivables is recorded if the estimated fair value of the underlying collateral, net of selling costs, is less than the principal balance of the receivable. We calculate a general reserve on the remaining loan portfolio by applying loss ratios which are determined using actual loss experience and customer payment history, in conjunction with current economic and portfolio quality trends. In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio.
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
Gains or losses on disposition of property and equipment are recognized in Other (income) expense, net.
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
Included in equipment leased to others are trucks that we produced or acquired to lease to customers as well as equipment that is financed by GE that does not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property, which are accounted for as operating leases and borrowings, respectively. In the Consolidated Statement of Cash Flows the related expenditures are reflected as the Purchases of equipment leased to others in the investing section.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $39 million, $48 million, and $78 million for the years ended October 31, 2014, 2013, and 2012, respectively.

Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other (income) expense, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. In 2014, we recognized additional charges for adjustments to pre-existing warranties of $55 million. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2014 warranty expense was $13 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $88 million and $130 million in 2013 and 2012, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
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
When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Trade and other receivables, net. Warranty costs and recoveries are included in Costs of products sold.

Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

(in millions)	2014	2013	2012
Balance at beginning of period	$1,349	$1,118	$598
Costs accrued and revenues deferred	302	469	575
Divestitures	—	(3)	—
Currency translation adjustment	(4)	(2)	(4)
Adjustments to pre-existing warranties(A)(B)	55	404	404
Payments and revenues recognized	(505)	(637)	(455)
Balance at end of period	1,197	1,349	1,118
Less: Current portion	535	601	551
Noncurrent accrued product warranty and deferred warranty revenue	$662	$748	$567
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

In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or $0.64 per diluted share. In the second quarter of 2014, we recorded adjustments for changes in estimates of $42 million, or $0.52 per diluted share. In the third quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $(29) million, or $(0.36) per diluted share. Included in the 2014 adjustments is a $36 million correction of prior-period errors, primarily related to pre-existing warranties. For more information on the errors identified, see 2014 Out-of-Period Adjustments. The impact of income taxes on the 2014 adjustments is not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
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

(B)
In the first quarter of 2013, we recognized $13 million of charges for adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the first quarter of 2013, we reached an agreement for reimbursement from this supplier for this amount and other costs previously accrued. As a result of this agreement, we recognized a recovery of $27 million within Costs of products sold and recorded a receivable within Other current assets. In the second quarter of 2013, we recognized a warranty recovery of $13 million within Income (loss) from discontinued operations, net of tax and recorded a receivable within Other current assets.

In the third quarter of 2012, we recognized $10 million of adjustments to pre-existing warranties for a specific warranty issue related to component parts from a supplier. Also during the quarter, we reached agreement for reimbursement from such supplier and recognized a recovery for that amount and recorded a receivable within Other current assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $437 million, $420 million, and $364 million at October 31, 2014, 2013, and 2012 respectively. Revenue recognized under our extended warranty programs was $132 million, $87 million, and $63 million in the years ended October 31, 2014, 2013, and 2012 respectively.
In 2014, amounts recognized related to extended warranty contracts on our MaxxForce Big-Bore engines was not material to the Company's Consolidated Statements of Operations.
In 2013 we recognized net charges of $161 million related to extended warranty contracts on our MaxxForce Big-Bore engines, which includes charges of $127 million related to pre-existing warranties.
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

Foreign Currency Translation
We translate the financial statements of foreign subsidiaries whose local currency is their functional currency to U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for each period for revenues and expenses. Differences arising from exchange rate changes are included in the Foreign currency translation adjustment component of AOCL.
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of $21 million, $23 million, and $25 million in 2014, 2013, and 2012 respectively, which were recorded in Other (income) expense, net.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, extraordinary items, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rules.
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
Recently Adopted Accounting Standards
In the year ended October 31, 2014, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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

2. Discontinued Operations and Other Divestitures
The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North American core business, we are evaluating product lines, businesses, and engineering programs that fall outside of our core business. We are using a Return-on-Invested-Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing. For those areas under-performing, we are evaluating whether to fix, divest, or close, and expect to realize incremental benefits from these actions in the near future.
Discontinued Operations
In the third quarter of 2011, the Company committed to a restructuring plan of certain North American manufacturing operations, including the Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles operations. In the second quarter of 2012, the Company decided to stop accepting new orders and idle the WCC operations. In the first quarter of 2013, the Company completed the idling of the WCC operations and in the second quarter of 2013, it divested WCC for an immaterial amount.
As a result of the decision to idle the WCC operations in the second quarter of 2012, the WCC asset group was reviewed for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Company recognized asset impairment charges of $28 million in the Loss from discontinued operations, net of tax. In addition, the North America Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
Also in the first quarter of 2013, certain operations of Monaco were determined to be held-for-sale. In May 2013, we divested substantially all of our interest in these operations of Monaco. The operating results of these operations of Monaco are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The cash consideration from the divestiture was $19 million. As a result of the divestiture, we impaired certain assets and recognized a loss totaling $24 million in 2013.
WCC and Monaco were not material to the Company's Consolidated Balance Sheets or Consolidated Statements of Cash Flows and have not been reclassified in the respective financial statements.
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

(in millions)	2014	2013	2012
Sales and revenues, net	$—	$73	$253

Income (loss) from discontinued operations (net of tax of $- in 2014, 2013, and 2012)	$3	$(41)	$(71)
Income (loss) from discontinued operations, net of tax	$3	$(41)	$(71)
We generally use a centralized approach to cash management, financing of our Manufacturing operations, and general corporate related functions, and, accordingly, do not allocate debt, interest expense, or corporate overhead to our discontinued businesses. Any debt and related interest expense of a specific entity within a business is recorded by the respective entity.
Other Divestitures
Continental Mixer
In the fourth quarter of 2014, the Company sold the Continental Mixer business, which produces concrete mixers. Continental was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.
E-Z Pack
In the second quarter of 2014, the Company sold the E-Z Pack business, which related to the production of truck refuse bodies. E-Z Pack was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.
Bison Coach

In the fourth quarter of 2013, the Company sold the Bison Coach trailer manufacturing business ("Bison Coach") for $16 million in cash. As a result of the divestiture, the North America Truck segment recognized a gain of $16 million in 2013.
Bison Coach was not material to the Company's Consolidated Statements of Operations, Consolidated Balance Sheets, or Consolidated Statements of Cash Flows and therefore, its operations have not been reclassified as discontinued operations in the respective financial statements.
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
Dealer operations
We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our North America Truck segment. We did not acquire any dealerships in 2014, 2013, or 2012.

During the year ended October 31, 2014, we sold one of our Dealcors while in each of the years ended October 31, 2013 and 2012, we sold two Dealcors. Also in 2013, we discontinued consolidating the financial statements of another Dealcor due to the settlement of a financial commitment. The gains or losses associated with the sales of these Dealcors were not material.

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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at October 31, 2014
Employee termination charges	$15	$15	$(19)	$(3)	$8
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	—	(8)	1	11
Other	1	2	(2)	—	1
Restructuring liability	$34	$18	$(30)	$(2)	$20

(in millions)	Balance at October 31, 2012	Additions	Payments	Adjustments	Balance at October 31, 2013
Employee termination charges	$72	$12	$(64)	$(5)	$15
Employee relocation costs	—	3	(3)	—	—
Lease vacancy	17	6	(9)	4	18
Other	—	5	(4)	—	1
Restructuring liability	$89	$26	$(80)	$(1)	$34
The following table reconciles our restructuring charges in our Consolidated Statements of Operations:

(in millions)	2014	2013	2012
Restructuring charges related to continuing operations	$42	$25	$107
Restructuring charges related to discontinued operations	—	—	1
Total restructuring charges	$42	$25	$108
Cost-Reductions and Other Strategic Initiatives
From time to time, we announce actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including but not limited to reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
Voluntary separation program and reduction-in-force actions
In the fourth quarter of 2012, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the employees who chose to participate in the VSP, we used attrition and an involuntary reduction-in-force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction-in-force to eliminate positions. As a result of these actions, the Company recognized restructuring charges of $66 million in personnel costs for employee termination and related benefits and $7 million of employee relocation and other costs, of which all was paid in 2012 and 2013.
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
In the second quarter of 2014, the Company initiated new cost-reduction actions, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $8 million in personnel costs for employee termination and related benefits, the majority of which has been paid during 2014. The Company expects the remaining restructuring charges will be paid throughout 2015.

Engineering Integration
In the second quarter of 2012, the Company vacated the premises of its former world headquarters in Warrenville, Illinois and recorded a charge of $16 million, consisting of $19 million for the recognition of the fair value of the lease vacancy obligation, partially offset by $3 million for the reversal of deferred rent expense. This charge was recorded in Corporate and recognized in Restructuring charges. The cash payments associated with the lease vacancy obligation are expected to be completed in January of 2016.
North American Manufacturing Restructuring Activities
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
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. Potential additional charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to employee negotiation, acceptance rates and the resolution of disputes related thereto. Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized additional charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company has appealed this ruling. See Note 11, Postretirement benefits for further discussion.
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
Foundry Facilities
In the fourth quarter of 2014, as part of our ROIC evaluation, we anticipated an exit from our Indianapolis, Indiana foundry facility and certain assets in our Waukesha, Wisconsin foundry operations were impaired and certain other charges were recorded. As a result, the North America Truck segment recognized restructuring charges of $13 million, which are included in Restructuring charges in the Company's Consolidated Statements of Operations. The restructuring charges consist of $2 million in personnel costs for employee termination and related benefits and $11 million of charges for pension and other postretirement contractual termination benefits.  We expect the restructuring charges relating to employee terminations will be paid over the next year. Also in the fourth quarter of 2014, the North America Truck segment recognized $7 million for inventory reserves related to the foundry facilities that impacted Cost of products sold in the Company's Consolidated Statements of Operations.
In addition, the North America Truck segment recognized $7 million of charges for impairments of property and equipment. The Waukesha asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined not to be fully recoverable.  We utilized the market approach to determine the fair value of the asset group.  These charges were recorded in Asset impairment charges in the Company's Consolidated Statements of Operations.  In addition to the charges in the fourth quarter of 2014, we could incur additional charges up to $40 million for accelerated depreciation related to the exit of the Indianapolis foundry facility and related impacts during 2015.
Alabama Facility Sublease
In January 2012, the Company began leasing an existing manufacturing facility in Cherokee, Alabama and purchased certain machinery and equipment within the facility. In the second quarter of 2013, we signed an agreement to sublease a portion of such facility. The term of the sublease agreement runs through the remaining term of our operating lease, which ends in 2021.
Asset Impairments
The following table reconciles our impairment charges in our Consolidated Statements of Operations:

(in millions)	2014	2013	2012
Goodwill impairment charge(A)	$142	$81	$—
Indefinite-lived intangible asset impairment charge	7	—	—
Other asset impairment charges related to continuing operations	34	20	16
Other asset impairment charges related to discontinued operations	—	4	28
Total asset impairment charges	$183	$105	$44
_________________________

(A)	For more information, see Note 8, Goodwill and Other Intangible Assets, Net, and includes $4 million related to discontinued operations in 2013.
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the North America Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $19 million that was recognized in the year ended October 31, 2014 in Asset impairment charges in the Company's Consolidated Statements of Operations.
The 2013 other asset impairment charges primarily consisted of $19 million for the impairment of assets that resulted from the discontinuation of certain engineering programs. The 2012 charges primarily consisted of $38 million for the impairment of certain intangible assets as a result of the Company's decision to discontinue accepting orders for its WCC business and take certain actions to idle the business. For more information, see Note 2, Discontinued Operations and Other Divestitures.

4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.6 billion and $2.4 billion as of October 31, 2014 and October 31, 2013, respectively. Included in total assets are finance receivables of $2.0 billion and $1.9 billion as of October 31, 2014 and October 31, 2013, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
As of October 31, our Finance receivables, net consist of the following:

(in millions)	2014	2013
Retail portfolio	$726	$751
Wholesale portfolio	1,339	1,207
Total finance receivables	2,065	1,958
Less: Allowance for doubtful accounts	27	23
Total finance receivables, net	2,038	1,935
Less: Current portion, net(A)	1,758	1,597
Noncurrent portion, net	$280	$338
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2014, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2015	$468	$1,339	$1,807
2016	147	—	147
2017	88	—	88
2018	50	—	50
2019	22	—	22
Thereafter	2	—	2
Gross finance receivables	777	1,339	2,116
Unearned finance income	51	—	51
Total finance receivables	$726	$1,339	$2,065
Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2014 and October 31, 2013, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $996 million and $948 million as of October 31, 2014 and October 31, 2013, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $93 million and

$4 million as of October 31, 2014 and October 31, 2013, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

(in millions)	2014	2013	2012
Retail notes and finance leases revenue	$64	$78	$98
Wholesale notes interest	80	77	87
Operating lease revenue	60	51	40
Retail and wholesale accounts interest	28	27	34
Gross finance revenues	232	233	259
Less: Intercompany revenues	79	75	91
Finance revenues	$153	$158	$168

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries(A)	12	1	7	20
Charge-off of accounts(B)	(9)	—	(6)	(15)
Allowance for doubtful accounts, at end of period	$24	$3	$38	$65

	October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries(A)	4	2	14	20
Charge-off of accounts(B)	(10)	—	(1)	(11)
Allowance for doubtful accounts, at end of period	$21	$2	$37	$60

	October 31, 2012
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries(A)	3	(2)	13	14
Charge-off of accounts(B)	(7)	—	(6)	(13)
Allowance for doubtful accounts, at end of period	$27	$—	$24	$51
________________________

(A)	Amounts include currency translation.

(B)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million, $2 million, and $6 million in 2014, 2013, and 2012, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	October 31, 2014			October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$20	$—	$20	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	1	—	1
Specific loss reserves on impaired finance receivables	6	—	6	6	—	6
Finance receivables on non-accrual status	21	—	21	10	—	10
For the impaired finance receivables in the retail portfolio as of October 31, 2014 and 2013, the average balances of those receivables were $21 million and $13 million during the year ended October 31, 2014 and 2013, respectively.

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$643	$1,333	$1,976
30-90 days past due	64	2	66
Over 90 days past due	19	4	23
Total finance receivables	$726	$1,339	$2,065

6. Inventories
As of October 31, the following table presents the components of Inventories:

(in millions)	2014	2013
Finished products	$880	$692
Work in process	50	58
Raw materials	389	460
Total inventories	$1,319	$1,210
See Notes to Consolidated Financial Statements

7. Property and Equipment, Net
As of October 31, Property and equipment, net included the following:

(in millions)	2014	2013
Land	$82	$87
Buildings	518	575
Leasehold improvements	60	68
Machinery and equipment	2,232	2,289
Furniture, fixtures, and equipment	487	444
Equipment leased to others	677	663
Construction in progress	41	55
Total property and equipment, at cost	4,097	4,181
Less: Accumulated depreciation and amortization	2,535	2,440
Property and equipment, net	$1,562	$1,741
Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.
As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

(in millions)	2014	2013
Equipment leased to others	$677	$663
Less: Accumulated depreciation	210	191
Equipment leased to others, net	$467	$472

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$70	$93
Less: Accumulated depreciation and amortization	32	31
Assets under financing arrangements and capital lease obligations, net	$38	$62
For the years ended October 31, 2014, 2013, and 2012, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

(in millions)	2014	2013	2012
Depreciation expense	$206	$260	$248
Depreciation of equipment leased to others	105	135	46
Amortization expense	3	—	4
Interest capitalized	—	5	9
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2014, 2013, and 2012 respectively, commitments for capital expenditures were $15 million, $11 million, and $48 million respectively. At October 31, 2014, 2013, and 2012, liabilities related to capital expenditures that are included in accounts payable were $1 million, $2 million, and $29 million, respectively.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2024. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2014, 2013, and 2012 was $62 million, $74 million, and $63 million, respectively. Rental income from subleases for the years ended October 31, 2014, 2013, and 2012 was $10 million, $7 million, and $4 million, respectively.
Future minimum lease payments at October 31, 2014, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2015	$11	$65	$76
2016	10	51	61
2017	9	41	50
2018	9	36	45
2019	9	29	38
Thereafter	20	71	91
	68	$293	$361
Less: Interest portion	14
Total	$54
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
Changes in the carrying amount of goodwill for each operating segment are as follows:

(in millions)	North America Truck	North America Parts	Global Operations	Total
As of October 31, 2011	$82	$38	$199	$319
Currency translation	—	—	(33)	(33)
Adjustments(A)	—	—	(6)	(6)
As of October 31, 2012	$82	$38	$160	$280
Impairments	(81)	—	—	(81)
Currency translation	—	—	(12)	(12)
Adjustments(A)	(1)	—	(2)	(3)
As of October 31, 2013	$—	$38	$146	$184
Impairments	—	—	(142)	(142)
Currency translation	—	—	(4)	(4)
As of October 31, 2014	$—	$38	$—	$38
_________________________

(A)
Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the IIAA balance sheet immediately after its acquisition in 2005.

During 2014, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with goodwill of $142 million and an indefinite-lived intangible asset, trademark, of $43 million. As a result, we performed an impairment analysis utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the Brazilian engine reporting unit, including goodwill, exceeded its fair value. As a result we compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. A decrease in the enterprise value of the reporting unit coupled with appreciation in the value of certain tangible assets, which are not recognized for accounting purposes, resulted in the determination that the entire $142 million of goodwill was impaired. In addition, we determined that the related trademark was impaired and recognized an impairment charge of $7 million. The non-cash impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. The Brazilian engine reporting unit is included in the Global Operations segment.
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
Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

(in millions)	2014	2013
Dealer franchise rights	$1	$1
Trademarks	33	45
Intangible assets not subject to amortization	$34	$46
Information regarding our intangible assets that are subject to amortization at October 31, is as follows:

	As of October 31, 2014
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$80	$85	$165
Accumulated amortization	(60)	(49)	(109)
Net of amortization	$20	$36	$56

	As of October 31, 2013
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$88	$101	$189
Accumulated amortization	(55)	(42)	(97)
Net of amortization	$33	$59	$92

We recorded amortization expense for our finite-lived intangible assets of $18 million, $22 million, and $25 million for the years ended October 31, 2014, 2013, and 2012, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2015	$15
2016	12
2017	11
2018	7
2019	3
Thereafter	8

9. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2014, compared to $25 million in 2013.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2014	2013
Assets:
Current assets	$252	$254
Noncurrent assets	130	50
Total assets	$382	$304
Liabilities and equity:
Current liabilities	$191	$111
Noncurrent liabilities	12	8
Total liabilities	203	119
Partners' capital and stockholders' equity:
NIC	75	77
Third parties	104	108
Total partners' capital and stockholders' equity	179	185
Total liabilities and equity	$382	$304
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2014	2013	2012
Net sales	$527	$448	$704
Costs, expenses, and income tax expense	500	412	726
Net income (loss)	$27	$36	$(22)
We recorded sales to certain of these affiliates totaling $8 million, $63 million, and $25 million in 2014, 2013, and 2012, respectively. We also purchased $219 million, $245 million, and $370 million of products and services from certain of these affiliates in 2014, 2013, and 2012, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31, are as follows:

(in millions)	2014	2013
Receivables due from affiliates	$1	$23
Payables due to affiliates	30	32
As of October 31, 2014 and 2013, our share of net unfunded earnings in non-consolidated affiliates totaled $25 million and $27 million, respectively.
In February 2013, the Company sold its interests in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Global Operations segment recognized a gain of $26 million in 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.

10. Debt

(in millions)	2014	2013
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2017, net of unamortized discount of $3 and $4, respectively	$694	$693
8.25% Senior Notes, due 2021, net of unamortized discount of $20 and $22, respectively	1,180	1,178
3.00% Senior Subordinated Convertible Notes, paid 2014, net of unamortized discount of $26	—	544
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $19 and $23, respectively	181	177
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $40	371	—
Debt of majority-owned dealerships	30	48
Financing arrangements and capital lease obligations	54	77
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	10	20
Financed lease obligations	184	218
Other	29	39
Total Manufacturing operations debt	2,958	3,219
Less: Current portion	100	658
Net long-term Manufacturing operations debt	$2,858	$2,561

(in millions)	2014	2013
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2019	$914	$778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2020	1,242	1,018
Commercial paper, at variable rates, program matures in 2015	74	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	36	49
Total Financial Services operations debt	2,266	1,866
Less: Current portion	1,195	505
Net long-term Financial Services operations debt	$1,071	$1,361
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
The Term Loan Credit Facility is secured by a first priority security interest in certain assets of NIC, Navistar, Inc., and fourteen of its direct and indirect subsidiaries, and contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. Generally, if an event of default occurs and is not cured within any specified grace period, the administrative agent, at the request of (or with the consent of) the lenders holding not less than a majority in principal amount of the outstanding term loans, may declare the term loan to be due and payable immediately.
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

In April 2013, Navistar, Inc. used proceeds derived from the March 2013 sale of additional 8.25% Senior Notes due 2021 (the "Senior Notes"), as described below, to make a principal repayment of $300 million against the Term Loan Credit Facility (the "April 2013 Principal Repayment"). As a result of the April 2013 Principal Repayment, no further quarterly principal payments are required. In the second quarter of 2013, the Company recorded charges of $13 million related to the April 2013 Principal Repayment and amendment of the Term Loan Credit Facility. The charges were recognized in Other income (expense), net, and included the write-off of related discount and debt issuance costs and a prepayment premium fee.
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
From the March 2013 sale of additional Senior Notes, the Company received net proceeds of approximately $310 million, which included an offering premium of $4 million and accrued interest of $10 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded in Other noncurrent assets and will be amortized through Interest expense. Both the offering premium and the debt issuance costs will be accreted over the life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.50%. The proceeds from the March 2013 sale of additional Senior Notes were used to make the April 2013 Principal Repayment.
On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.75%, 101.375%, and 100%, respectively, of the principal amount of the Senior Notes redeemed.
In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, the Company was permitted under the indenture to redeem up to $50 million in principal amount of the Senior Notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for a total principal amount of $100 million, by redeeming $50 million of Senior Notes on November 1, 2011 and an additional $50 million of Senior Notes on November 2, 2011. In the first quarter of 2012, the Company recorded $8 million of charges related to the early redemption premium and write-off of related discount and debt issuance costs.
The Company was permitted under the indenture to redeem the Senior Notes at its election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the applicable premium, plus accrued and unpaid interest, to the redemption date. The applicable premium is defined as the greater of: 1% of the principal amount and the excess, if any, of (i) the present value as of such date of redemption of (A) the redemption price of such Senior Note on November 1, 2014, plus (B) all required interest payments due on such Senior Note through November 1, 2014, computed using a discount rate equal to the Treasury Rate (as defined in the debt agreement), plus 50 basis points over (ii) the then-outstanding principal of such Senior Note.
3.00% Senior Subordinated Convertible Notes
In October 2009, we completed the sale of $570 million aggregate principal amount of 3.00% senior subordinated convertible notes ("2014 Convertible Notes"), including over-allotment options. The 2014 Convertible Notes were senior subordinated unsecured obligations of the Company.
In connection with the sale of the 2014 Convertible Notes, the Company purchased call options for $125 million. The call options covered 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options were intended to minimize share dilution associated with the 2014 Convertible Notes. In addition, in connection with the sale of the 2014 Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to sell in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As of October 31, 2014, there were 4,814,551 warrants outstanding until April 2015.
During the second quarter of 2014, the Company used proceeds from the issuance of the 2019 Convertible Notes (as defined below), as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. The Company recorded a charge of $11 million related to the repurchase which was recognized in Other expense (income), net. In conjunction with the repurchases of the 2014 Convertible Notes, call options representing 8,026,456 shares expired or were unwound by the Company and warrants representing 6,523,319 shares were unwound by the Company. On October 15, 2014, upon maturity the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.

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
The Company has the option to redeem the 2018 Convertible Notes for cash, in whole or in part, on any business day on or after October 15, 2016 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending within 10 trading days immediately prior to the date of the redemption notice ("Optional Redemption"). The redemption price is equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders may convert the 2018 Convertible Notes into common stock of the Company at any time on or after April 15, 2018. Holders may also convert the 2018 Convertible Notes at their option prior to April 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after October 31, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if the Company exercises its Optional Redemption, as described above, after October 15, 2016, holders of the 2018 Convertible Notes will have the right to convert their 2018 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date; or (iv) upon the occurrence of specified corporate events, as more fully described in the 2018 Convertible Notes indenture. The conversion rate will initially be 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes (equivalent to an initial conversion price of approximately $58.40 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
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

In accounting for the issuance, the 2019 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2019 Convertible Notes. We estimated the fair value of the liability component at $367 million. The equity component of $44 million is recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in $8 million of debt issue costs being recorded in Other noncurrent assets and $1 million recorded as a reduction in Additional paid in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2019 Convertible Notes.
The Company has the option to redeem the 2019 Convertible Notes for cash, in whole or in part, on any business day on or after April 20, 2017 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending within 10 trading days immediately prior to the date of the redemption notice ("Optional Redemption"). The redemption price is equal to 100% of the principal amount of the 2019 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Debt of Majority-owned Dealerships
Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4.3% to 7.7% and maturities that extend to 2021.
Financing Arrangements and Capital Lease Obligations
Included in our financing arrangements and capital lease obligations are financing arrangements of $6 million and $24 million as of October 31, 2014 and 2013, respectively. The majority of the financing arrangements and capital lease obligations in 2013 involve the sale and leaseback of manufacturing equipment considered integral equipment, which matured in 2014. In addition, the amount of financing arrangements and capital lease obligations includes $4 million and $2 million of capital leases for real estate and equipment as of October 31, 2014 and 2013, respectively.

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
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company's headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.5% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company reports the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2014, only $2.3 million of the $225 million remains to be reimbursed under the Tax Exempt Bonds.
Promissory Note
In September 2011, Navistar, Inc. entered into a $40 million floating rate promissory note with Caterpillar (the "Promissory Note"), under which the principal amount will be repaid over a 4 year term in 16 quarterly installments. The floating interest rate for the Promissory Note will be computed based on LIBOR plus 2.75% over the term of the note.
Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by GE, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2019 with interest rates ranging from 2.8% to 7.6%. In the second quarter of 2013, the Company recorded certain out-of-period adjustments for the correction of prior-period errors, which resulted in the financed lease obligations balance as of October 31, 2012 being understated by $167 million. For more information, see Note 1, Summary of Significant Accounting Policies.
Amended and Restated Asset-Based Credit Facility
In August 2012, Navistar, Inc. entered into our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"). The borrowing base of the facility was secured by a first priority security interest in Navistar, Inc.'s aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third-party processor or logistics provider locations. In April 2013, the Amended and Restated Asset-Based Credit Facility was amended to include used truck inventory in the borrowing base.

Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of a modification to the maturity date of our Term Loan Credit Facility. The Amended and Restated Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread was 275 basis points.
On July 3, 2014, the Amended and Restated Asset-Based Credit Facility was further amended to remove used truck inventory from the borrowing base. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with NFC secured by a first priority lien on the used truck inventory. In connection with the removal of used truck inventory from the borrowing base, certain adjustments were made to the covenants to reflect that such assets were no longer included in the borrowing base. The amendment also provides for a 1.00% reduction in the amount of the participation fee with respect to designated letters of credit in the event that all outstanding letters of credit are in excess of $50 million, such reduction applying only to the portion of designated letters of credit in excess of $50 million for all outstanding letters of credit. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility Agreement, which remains at $175 million.
As of October 31, 2014 we had no borrowings under the Amended and Restated Asset-Based Credit Facility.
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
In February 2013, NFC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million. In March 2014, the maturity date of the $500 million VFN facility was extended from September 2014 to March 2015.
In October 2013, NFC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $224 million of investor notes that matured in October 2013.
In November 2014, subsequent to our fiscal year end, NFC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds will be used, in part, to replace the $200 million of investor notes that mature in January 2015. Also in November 2014, the wholesale note owner trust was amended to reduce customer concentration restrictions.
In May 2013, our Mexican financial services affiliate, Navistar Financial, S.A. de C.V., SOFOM, E.N.R. ("NFM"), completed the sale of P$1 billion (the equivalent of approximately $74 million at October 31, 2014) of five-year notes secured by retail finance receivables. In November 2013, this facility was expanded by an additional P$800 million (the equivalent of $60 million at October 31, 2014).
In May 2014, Truck Retail Accounts Corporation ("TRAC"), our consolidated SPE, entered into a one-year revolving facility to fund up to $100 million. Borrowings under this facility are secured by eligible retail accounts receivable. No TRAC funding facility was in place as of October 31, 2013.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt was $1.2 billion and $989 million as of October 31, 2014 and 2013, respectively. See Note 4, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.

Bank Revolvers and Commercial Paper
In December 2011, NFC refinanced its 2009 bank credit facility with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, of which our Mexican finance subsidiary may borrow up to $200 million. The facility is subject to customary operational and financial covenants. Remaining quarterly principal payments on the term portion are $9 million for the following eight quarters, with the remaining principal balance due upon maturity. In July 2014, NFC paid a $30 million cash dividend to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in the bank credit facility.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2014, borrowings outstanding under these arrangements, including commercial paper, were $535 million, of which 51% is denominated in dollars and 49% in pesos. As of October 31, 2013, borrowings outstanding under these arrangements, including commercial paper, were $489 million, of which 36% is denominated in dollars and 64% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
Effective August 2013, our Mexican Financial Services operation entered into a two-year commercial paper program for up to P$1 billion (the equivalent of approximately $74 million at October 31, 2014).
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. In December 2013, ITLC issued new borrowings of $21 million. The balance of these secured borrowings issued by ITLC totaled $36 million and $49 million as of October 31, 2014 and 2013, respectively. The carrying amount of assets used as collateral was $48 million and $61 million as of October 31, 2014 and 2013, respectively. ITLC does not have any unsecured debt.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2014, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2015	$100	$1,195	$1,295
2016	100	177	277
2017	748	801	1,549
2018	227	49	276
2019	421	43	464
Thereafter	1,444	1	1,445
Total debt	3,040	2,266	5,306
Less: Unamortized discount	82	—	82
Net debt	$2,958	$2,266	$5,224
Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Amended Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2018 Convertible Notes and 2019 Convertible Notes (together, the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which the Company would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of the Company's assets. As of October 31, 2014, we were in compliance with these covenants.

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the years ended October 31, 2014, 2013, and 2012, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2014, we were in compliance with those covenants.

11. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2014	2013	2014	2013
Change in benefit obligations
Benefit obligations at beginning of year	$3,943	$4,492	$1,674	$1,866
Amendments	—	3	—	—
Service cost	12	20	5	7
Interest on obligations	158	143	68	62
Actuarial loss (gain)	176	(334)	319	(142)
Curtailments	(2)	(33)	—	—
Contractual termination benefits	23	—	2	—
Currency translation	49	(15)	—	—
Plan participants' contributions	—	—	40	28
Subsidy receipts	—	—	34	41
Benefits paid	(318)	(333)	(185)	(188)
Benefit obligations at end of year	$4,041	$3,943	$1,957	$1,674
Change in plan assets
Fair value of plan assets at beginning of year	$2,519	$2,411	$447	$437
Actual return on plan assets	206	284	26	66
Currency translation	42	(22)	—	—
Employer contributions	164	165	2	3
Benefits paid	(304)	(319)	(60)	(59)
Fair value of plan assets at end of year	$2,627	$2,519	$415	$447
Funded status at year end	$(1,414)	$(1,424)	$(1,542)	$(1,227)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2014	2013	2014	2013
Amounts recognized in our Consolidated Balance Sheets consist of:
Current liability	$(15)	$(14)	$(79)	$(73)
Noncurrent liability	(1,399)	(1,410)	(1,463)	(1,154)
Net liability recognized	$(1,414)	$(1,424)	$(1,542)	$(1,227)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,019	$1,947	$664	$354
Net prior service cost (benefit)	1	1	(6)	(10)
Net amount recognized	$2,020	$1,948	$658	$344
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4 billion and $3.9 billion at October 31, 2014 and 2013, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit at October 31, 2014 is net of $537 million of deferred taxes related to the Company's postretirement benefit plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

(in millions)	2014	2013
Projected benefit obligations	$4,041	$3,943
Accumulated benefit obligations	4,021	3,933
Fair value of plan assets	2,627	2,519
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2014, we have met all regulatory funding requirements. In 2014, we contributed $164 million to our pension plans to meet regulatory funding requirements. In August 2014, HATFA, including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations. We expect to contribute $148 million to our pension plans during 2015.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 settlement agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In 2014, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2015.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $14 million for both 2014 and 2013, are included within the amount of "Benefits paid" in the "Change in benefit obligation" section above, but are not included in the "Change in plan assets" section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under "Change in benefit obligation" and "Change in plan assets" of $51 million and $60 million for 2014 and 2013, respectively.
Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss (Income)
The components of our postretirement benefits expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

(in millions)	2014	2013	2012
Pension expense	$106	$116	$122
Health and life insurance expense	54	61	81
Total postretirement benefits expense	$160	$177	$203

Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2014	2013	2012	2014	2013	2012
Service cost for benefits earned during the period	$12	$20	17	$5	$7	$7
Interest on obligation	158	143	169	68	62	83
Amortization of cumulative loss	94	128	112	16	29	38
Amortization of prior service cost (benefit)	—	1	1	(4)	(4)	(5)
Curtailments	—	4	5	—	—	(3)
Contractual termination benefits	23	—	2	2	—	(2)
Retrospective payments to retirees	—	—	—	—	—	(2)
Premiums on pension insurance	12	9	8	—	—	—
Expected return on assets	(193)	(189)	$(192)	(33)	(33)	(35)
Net postretirement benefits expense	$106	$116	$122	$54	$61	$81
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$164	$(422)	$469	$326	$(175)	$(58)
Amortization of cumulative loss	(94)	(128)	(112)	(16)	(29)	(38)
Prior service cost (benefit)	—	(1)	(1)	—	—	—
Amortization of prior service benefit (cost)	—	(1)	(1)	4	4	5
Curtailments	—	(33)	—	—	—	3
Currency translation	1	—	2	—	—	—
Total recognized in other comprehensive loss (income)	$71	$(585)	$357	$314	$(200)	$(88)
Total net postretirement benefits expense and other comprehensive loss (income)	$177	$(469)	$479	$368	$(139)	$(7)

In the fourth quarter of 2014, the Company recognized contractual termination charges of $11 million related to our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. See Note 3, Restructurings and Impairments for further discussion.
Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized contractual termination charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company has appealed this ruling. These charges were in addition to the previous curtailment and contractual termination charges recognized in the third quarter of 2011. There was also a remeasurement of the pension plan for hourly employees during the third quarter of 2014. The discount rate used to measure the pension benefit obligation was 3.8% at remeasurement, compared to 4.1% at October 31, 2013. As a result of the plan remeasurement, net actuarial gains of $10 million were recognized as a component of Accumulated other comprehensive loss in the third quarter of 2014. See Note 3, Restructurings and Impairments for further discussion.
In the fourth quarter of 2013, the Company made the decision to freeze all benefit accruals for the non-represented participants in the pension plans effective December 31, 2013. The plan freeze resulted in curtailment charges of $4 million and a reduction in the pension obligation of $33 million which was recognized as a component of AOCL. During 2012, the Company recognized a charge of $7 million due to plan curtailments and contractual termination charges related to the VSP and additional salaried employee terminations. See Note 3, Restructurings and Impairments, for more information on cost-reduction and restructuring activities.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, no amounts were collected and deposited into the retiree benefit trust in 2014 and 2013, compared to $3 million in 2012. The amounts collected in 2012 were deposited into the retiree benefit trust and accounted for as part of the actual return on assets.

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$(4)
Amortization of cumulative losses	98	39
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2014 and 2013 were:

	Pension Benefits		Health and Life Insurance Benefits
	2014	2013	2014	2013
Discount rate used to determine present value of benefit obligation at end of year	3.7%	4.1%	3.7%	4.1%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2014, 2013, and 2012 were:

	Pension Benefits			Health and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012
Discount rate(A)	4.1%	3.2%	4.1%	4.1%	3.4%	4.2%
Expected long-term rate of return on plan assets	7.8%	8.0%	8.3%	7.8%	8.0%	8.3%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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
We determine our assumption as to expected return on plan assets by evaluating historical performance, investment community forecasts, and current market conditions. We consider the current asset mix as well as our targeted asset mix when establishing the expected return on plan assets.

Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 37,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 91% of our other postretirement benefit obligation, is projected to be 7.80% in 2015 and was estimated as 8.25% for 2014. Our projections assume that the rate will decrease to 5% by the year 2020 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$10	$(9)
Effect on postretirement benefit obligation	239	(207)
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

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:
Pension Assets

	2014				2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$112	$—	$—	$112	$107	$—	$—	$107
Equity
U.S. Large Cap	227	—	—	227	207	—	—	207
U.S. Small-Mid Cap	313	—	—	313	350	—	—	350
Canadian	44	—	—	44	93	—	—	93
International	244	—	—	244	254	—	—	254
Emerging Markets	108	—	—	108	105	—	—	105
Equity derivative	—	—	(106)	(106)	—	—	(72)	(72)
Fixed Income
Corporate Bonds	—	200	—	200	—	147	—	147
Government Bonds	—	630	—	630	—	494	—	494
Asset Backed Securities	—	8	—	8	—	8	—	8
Fixed income derivative	—	—	1	1	—	—	(13)	(13)
Collective Trusts and Other
Common and Preferred Stock	—	531	—	531	—	583	—	583
Commodities	—	58	—	58	—	68	—	68
Hedge Funds	—	—	106	106	—	—	101	101
Private Equity	—	—	94	94		—	103	103
Exchange Traded Funds	9	—	—	9	6	—	—	6
Mutual Funds	29	—	—	29	32	—	—	32
Real Estate	—	—	1	1	—	—	1	1
Total(A)	$1,086	$1,427	$96	$2,609	$1,154	$1,300	$120	$2,574
___________________

(A)
For October 31, 2014 and 2013, the totals exclude $9 million and $8 million of receivables, respectively, which are included in the change in plan assets table. In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2014 and 2013, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the years ended October 31, 2014 and 2013:

(in millions)	Hedge Funds	Private Equity	Real Estate	Fixed Income Derivative	Equity Derivatives
Balance at November 1, 2012	$92	$92	$1	$19	$4
Unrealized gains (losses)	8	18	—	(32)	(90)
Realized gains	1	—	—	4	10
Purchases, issuances, and settlements	—	(7)	—	(4)	4
Balance at October 31, 2013	$101	$103	$1	$(13)	$(72)
Unrealized gains (losses)	5	10	—	14	(43)
Realized gains	—	15	—	—	—
Purchases, issuances, and settlements	—	(34)	—	—	9
Balance at October 31, 2014	$106	$94	$1	$1	$(106)

Other Postretirement Benefits

	2014				2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$16	$—	$—	$16	$32	$—	$—	$32
Equity
U.S. Large Cap	28	—	—	28	28	—	—	28
U.S. Small-Mid Cap	60	—	—	60	69	—	—	69
International	60	—	—	60	65	—	—	65
Emerging Markets	19	—	—	19	22	—	—	22
Fixed Income
Corporate Bonds	—	55	—	55	—	52	—	52
Government Bonds	—	49	—	49	—	43	—	43
Asset Backed Securities	—	3	—	3	—	4	—	4
Collective Trusts and Other
Common Stock	—	69	—	69	—	71	—	71
Commodities	—	10	—	10	—	13	—	13
Hedge Funds	—	—	22	22	—	—	21	21
Private Equity	—	—	23	23	—	—	26	26
Total(A)	$183	$186	$45	$414	$216	$183	$47	$446
__________________

(A)	For both October 31, 2014 and 2013, the totals exclude $1 million of receivables, which are included in the change in plan asset table.
The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the years ended October 31, 2014 and 2013:

(in millions)	Hedge Funds	Private Equity
Balance at November 1, 2012	$19	$23
Unrealized gains	2	5
Realized gains	—	—
Purchases, issuances, and settlements	—	(2)
Balance at October 31, 2013	$21	$26
Unrealized gains	1	3
Realized gains	—	4
Purchases, issuances, and settlements	—	(10)
Balance at October 31, 2014	$22	$23
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
The strategy is to manage the Plans to achieve fully funded status within the time horizon mandated under Pension Protection Act of 2006 after giving effect to the Preservation of Access to Care for Medicare Beneficiaries, Pension Relief Act of 2010, MAP-21, and HATFA with a prudent amount of risk. As part of that strategy, the Plans are invested in a diversified portfolio across a wide variety of asset classes. This includes areas such as large and small capitalization equities, international and emerging market equities, high quality fixed income, convertible bonds and alternative assets such as commodities, hedge fund of funds, and private equity funds. As a result of our diversification strategies, we believe we have minimized concentrations of risk within the investment portfolios.

In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge will provide protection against large equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge is designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge positions were restructured in March 2013 by monetizing gains generated by the swaption strategy and using the proceeds to increase the equity protection level to reflect the increase in equity values since the inception of the hedge in February 2012.  The result was that we were able to maintain the equity protection and swaption collar strategies and receive more attractive equity downside protection with no impact on collateral requirements. In May 2014, as participation in equity gains beyond the original 10% per annum became restricted by the hedging strategy, the current hedge ratio was reduced from 100% to 90%. The strategy was implemented by purchasing additional upside exposure through shorter dated, low transaction cost at-the-money S&P 500 Index call options with a notional value of $183 million.
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
Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2015 through 2019 and the five years ending October 31, 2024 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2015	$312	$143
2016	304	132
2017	296	137
2018	288	130
2019	280	127
2020 through 2024	1,278	600
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective February 1, 2013, the Company changed the timing for depositing the matching contributions to the end of the calendar year. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $27 million in both 2014 and 2013, and $41 million in 2012.
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

12. Income Taxes
The domestic and foreign components of Loss from continuing operations before income taxes consist of the following for the years ended October 31:

(in millions)	2014	2013	2012
Domestic	$(398)	$(1,045)	$(893)
Foreign	(158)	71	(218)
Loss from continuing operations before income taxes	$(556)	$(974)	$(1,111)
The components of Income tax benefit (expense) related to continuing operations consist of the following for the years ended October 31:

(in millions)	2014	2013	2012
Current:
Federal	$—	$4	$(2)
State and local	7	(10)	(11)
Foreign	(48)	(58)	4
Total current benefit (expense)	$(41)	$(64)	$(9)
Deferred:
Federal	13	219	(1,841)
State and local	—	2	(137)
Foreign	2	14	207
Total deferred benefit (expense)	$15	$235	$(1,771)
Total income tax benefit (expense)	$(26)	$171	$(1,780)
A reconciliation of statutory federal income tax benefit (expense) to recorded Income tax benefit (expense) related to continuing operations is as follows for the years ended October 31:

(in millions)	2014	2013	2012
Federal income tax benefit at the statutory rate of 35%	$195	$341	$389
State income taxes, net of federal benefit	(4)	(4)	(6)
Credits and incentives	(5)	—	10
Adjustments to valuation allowances	(234)	(350)	(2,207)
Foreign operations	(37)	(8)	(17)
Adjustments to uncertain tax positions	15	(16)	11
Income tax related to equity components	13	220	—
Non-controlling interest adjustment	14	19	17
Other	17	(31)	23
Recorded income tax benefit (expense)	$(26)	$171	$(1,780)
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
In that situation, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocations do not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category.

In the fourth quarter of 2013, the Company met the criteria necessary to apply the exception within the intraperiod tax allocation rules, since we incurred a loss from continuing operations and income was recognized in both Total other comprehensive income (loss) and Additional paid-in capital. As a result, the Company recorded an income tax benefit of $220 million in Income tax benefit (expense) related to continuing operations, and an offsetting tax expense of $212 million and $8 million in Total other comprehensive income (loss) and Additional paid-in capital, respectively.  Similarly, in the second quarter of 2014, in accordance with the intraperiod tax allocation rules, the Company recorded an income tax benefit of $13 million in Income tax benefit (expense) related to continuing operations, and an offsetting reduction in Additional paid in capital, which resulted from the issuance and repurchase of convertible notes. For more information, see Note 10, Debt. During 2012, the Company allocated the tax provision consistent with the intraperiod tax allocation rules, but did not meet the criteria necessary to apply the exception.

For the year ended October 31, 2014, the Company incurred additional losses in the U.S. and certain foreign jurisdictions and recognized income tax expense of $234 million for the increase in the valuation allowance on our deferred tax assets generated during the period. During the second quarter of 2014, we recorded an income tax expense of $29 million to establish the valuation allowance for Brazil deferred tax assets. In the fourth quarter of 2014, we recorded an offsetting benefit of $16 million to reflect a tax law change in Brazil that will allow utilization of a portion of the net operating loss carryforwards to satisfy other taxes. During the year ended October 31, 2013, we recognized income tax expense of $350 million for the increase in the valuation allowance on our deferred tax assets generated during the period. During the year ended October 31, 2012, we recognized income tax expense of $2.2 billion for the increase in the valuation allowance, which included the establishment of a valuation allowance on our U.S. deferred tax assets partially offset by the release of a significant portion of our valuation allowance on our Canadian deferred tax assets.
Undistributed earnings of foreign subsidiaries were $469 million at October 31, 2014. Domestic income taxes of $6 million were recorded for unremitted earnings from our Mexico subsidiaries in the fourth quarter of 2014. Domestic income taxes have not been provided on the remaining undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The components of the deferred tax asset (liability) at October 31 are as follows:

(in millions)	2014	2013
Deferred tax assets attributable to:
Employee benefits liabilities	$1,210	$1,107
Net operating loss ("NOL") carryforwards	1,213	840
Product liability and warranty accruals	494	546
Research and development	9	26
Tax credit carryforwards	256	259
Other	194	271
Gross deferred tax assets	3,376	3,049
Less: Valuation allowances	3,174	2,773
Net deferred tax assets	$202	$276
Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(6)	$(72)
Other	(10)	(5)
Total deferred tax liabilities	$(16)	$(77)
At October 31, 2014, deferred tax assets attributable to NOL carryforwards include $870 million attributable to U.S. federal NOL carryforwards, $144 million attributable to state NOL carryforwards, and $199 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2015 to 2034. Approximately one half of our foreign net operating losses will expire, beginning in 2028, while the balance has no expiration date.
There are $62 million of NOL carryforwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2015 to 2034. Alternative minimum tax credits can be carried forward indefinitely.
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
For the year ended October 31, 2014, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In the fourth quarter of 2012 our evaluation resulted in the determination that a significant additional valuation allowance on our U.S. deferred tax assets was required, due in part to our current domestic performance, which include continued fourth quarter deterioration and cumulative losses as of October 31, 2012, risks associated with our strategy for meeting 2010 Environmental Protection Agency ("EPA") emissions standards, and significant fourth quarter warranty charges. The Company incurred additional domestic losses from continuing operations for the years ended October 31, 2013 and 2014, resulting in objective negative evidence of cumulative losses that outweighs the subjective positive evidence. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets for the year ended October 31, 2014.
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
The total deferred tax asset valuation allowances were $3.2 billion and $2.8 billion at October 31, 2014 and 2013, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2014 and 2013, the amount of liability for uncertain tax positions was $47 million and $88 million, respectively. The liability at October 31, 2014 of $47 million has a recorded offsetting tax benefit associated with the correlative effects of various issues of $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions during the year ended October 31, 2014 are summarized as follows:

(in millions)	2014
Liability for uncertain tax positions at November 1	$88
Increase as a result of positions taken in prior periods	1
Decrease as a result of positions taken in the current period	(7)
Decrease as a result of foreign currency translation adjustments	(2)
Settlements	(32)
Lapse of statute of limitations	(1)
Liability for uncertain tax positions at October 31	$47

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $4 million, income tax expense of $6 million, and an income tax benefit of $11 million for the years ended October 31, 2014, 2013, and 2012 respectively. The total interest and penalties accrued were $8 million and $12 million for the years ended October 31, 2014 and 2013 respectively.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	October 31, 2014				October 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$256	$—	$—	$256	$396	$—	$—	$396
Other	349	—	—	349	434	—	—	434
Derivative financial instruments:
Foreign currency contracts(A)	—	—	—	—	—	4	—	4
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$605	$1	$—	$606	$830	$5	$—	$835
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$2	$—	$2	$—	$—	$—	$—
Guarantees	—	—	8	8	—	—	6	6
Total liabilities	$—	$2	$8	$10	$—	$—	$6	$6
_________________________

(A)	The asset value of foreign currency contracts are included in other current assets for the year ended October 31, 2013 in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps are included in other noncurrent assets for the years ended October 31, 2014 and 2013 in the accompanying Consolidated Balance Sheets.

(C)	The asset value of commodity forward contracts are included in other current liabilities for the year ended October 31, 2014 in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2014	October 31, 2013
Guarantees, at beginning of period	$(6)	$(7)
Transfers out of Level 3	—	—
Issuances	(2)	—
Settlements	—	1
Guarantees, at end of period	$(8)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2014	October 31, 2013
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$20	$15
Specific loss reserve	(6)	(6)
Fair value	$14	$9
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

In the second quarter of 2014, for the purpose of impairment evaluation the Company measured the implied fair value of the Company's Brazilian engine reporting unit's goodwill and the fair value of an indefinite-lived intangible asset, a trademark. The Company's Brazilian engine reporting unit's goodwill was determined to be fully impaired and resulted in a non-cash charge of $142 million. In addition, the related trademark, with a carrying value of $43 million was determined to be impaired and a non-cash charge of $7 million was recognized. The impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the income approach to determine the fair value of these Level 3 assets. For more information see Note 8, Goodwill and Other Intangible Assets, net.
In addition, in 2014, the North America Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. These charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the market approach to determine the fair values of these Level 2 and Level 3 assets.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2014
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$279	$279	$275
Notes receivable	—	—	7	7	8
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	704	704	694
8.25% Senior Notes, due 2021	1,285	—	—	1,285	1,180
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	196	196	181
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	413	413	371
Debt of majority-owned dealerships	—	—	30	30	30
Financing arrangements	—	—	22	22	48
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	232	—	232	225
Promissory Note	—	—	10	10	10
Financed lease obligations	—	—	184	184	184
Other	—	—	28	28	29
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	911	911	914
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2020	—	—	1,214	1,214	1,242
Commercial paper, at variable rates, program matures in 2015	74	—	—	74	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	36	36	36

	As of October 31, 2013
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$390	$390	$390
Notes receivable	—	—	13	13	14
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	720	720	693
8.25% Senior Notes, due 2021	1,274	—	—	1,274	1,178
3.00% Senior Subordinated Convertible Notes, due 2014(A)	586	—	—	586	544
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	203	203	177
Debt of majority-owned dealerships	—	—	48	48	48
Financing arrangements	—	—	44	44	73
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	229	—	229	225
Promissory Note	—	—	20	20	20
Financed lease obligations	—	—	218	218	218
Other	—	—	36	36	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	775	775	778
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2019	—	—	990	990	1,018
Commercial paper, at variable rates, program matures in 2015	21	—	—	21	21
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	49	49	49
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

14. Financial Instruments and Commodity Contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. In addition, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In 2009, in connection with the sale of our 2014 Convertible Notes, we purchased call options and we entered into separate warrant transactions. The call options were intended to minimize share dilution associated with the 2014 Convertible Notes. In the fourth quarter of 2014, the remaining call options expired upon maturity of the 2014 Convertible Notes. As the warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital in the Company's Consolidated Balance Sheets, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2014, 2013, and 2012. None of our derivatives qualified for hedge accounting treatment during the years ended October 31, 2014, 2013, and 2012.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at October 31, 2014 and at October 31, 2013. Collateral

is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At October 31, 2014 and October 31, 2013, our exposure to the credit risk of others was $1 million and $5 million, respectively.
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
The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

	Location in Consolidated Statements of Operations	Amount of Loss (Gain) Recognized
(in millions)		2014	2013	2012
Foreign currency contracts	Other expense (income), net	$(1)	$(4)	$4
Interest rate caps	Interest expense	1	—	—
Cross currency swaps	Other expense (income), net	3	—	(1)
Commodity forward contracts	Costs of products sold	1	2	8
Total loss (gain)		$4	$(2)	$11
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
The following table presents the outstanding foreign currency contracts as of October 31, 2014 and October 31, 2013:

(in millions)	Currency	Notional Amount		Maturity
As of October 31, 2014
Forward exchange contract	EUR		€4	November 2014
Forward exchange contract	EUR		€4	December 2014
Forward exchange contract	EUR		€5	January 2015
Forward exchange contract	EUR		€9	February 2015 - October 2015(A)

As of October 31, 2013
Option collar contracts	EUR		€2	October 2013
Forward exchange contract	CAD	C$	90	October 2013
Option collar contract	CAD	C$	50	October 2013
Option collar contract	BRL	US$	25	October 2013
_________________________

(A)	Forward exchange contracts of €1 expire on the last day of each month from February 2015 through October 2015.
Commodity Forward Contracts
During 2014 and 2013, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of October 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $23 million. The commodity forward contracts have maturity dates ranging from December 31, 2014 to October 31, 2015. As of October 31, 2013, we had outstanding diesel fuel contracts with aggregate notional values of $2 million and outstanding steel contracts with aggregate notional values of $11 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of October 31, 2014 and October 31, 2013, the notional amount of our outstanding cross currency swaps was $27 million and $45 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities. As of October 31, 2014 and October 31, 2013, the notional amount of our outstanding interest rate caps was $134 million and $78 million, respectively.

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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.4 billion of outstanding loan principal and operating lease payments receivable at both October 31, 2014 and October 31, 2013, financed through the GE Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion and $2.0 billion at October 31, 2014 and October 31, 2013, respectively. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $156 million and financed lease obligations of $181 million in our Consolidated Balance Sheets for the period ended October 31, 2014.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2014, the amount of stand-by letters of credit and surety bonds was $90 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of October 31, 2014, the total credit limit under this program was $13 million of which $9 million was unused.
In addition, as of October 31, 2014, we have entered into various purchase commitments of $154 million and contracts that have cancellation fees of $41 million with various expiration dates through 2020.
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
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2014. The majority of these accrued liabilities are expected to be paid subsequent to 2015.
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
Legal Proceedings
Overview
We are subject to various claims arising in the ordinary course of business, and are party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In addition, from time to time we are subject to various claims and legal proceedings related to employee compensation, benefits, and benefits administration including, but not limited to, compliance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Department of Labor requirements. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.
Profit Sharing Disputes
The Company primarily funds post-employment benefit obligations, other than pension benefits, in accordance with the 1993 Settlement Agreement. The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable health care and life insurance benefits. Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a motion to dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit and the briefs for the appeal were completed in June 2014. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. Oral argument before the Court of Appeals for the 6th Circuit has been set for January 14, 2015.
In addition, various local bargaining units of the United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2014), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1.2 million at October 31, 2014). IIAA disputes the allegations in the notice and proposed Consent Agreement and intends to vigorously defend itself.
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
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court's decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million. The parties submitted comments to such report in December 2011, the expert replied to these comments and ratified his previous report in May 2012, and the parties again submitted comments to the expert's reply. The expert reviewed these comments and submitted a complementary report in December 2012 which determined the amount to be R$22 million. The parties submitted comments to the complementary report in January 2013. In May 2013, the Court of Appeals determined the damages amount to be R$25 million (the equivalent of approximately US$10.2 million at October 31, 2014). Wyeth, Lis Franco and MWM filed motions for clarification against such decision and in July 2013 the Court of Appeals denied all of these motions. MWM, Wyeth and Lis Franco filed a special appeal to the Brasilia Special Court of Appeals on August 20, 2013. The Brasilia Special Court of Appeals had not yet ruled on the special appeal.
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
In April 2014, the parties entered into a settlement agreement which was ratified by the Special Court of Appeals on April 25, 2014, the "Rio Settlement." Pursuant to the Rio Settlement, Wyeth undertook to pay R$20 million (the equivalent of approximately US$8.2 million at October 31, 2014) to Lis Franco within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any indemnification obligations as well as from any and all claims against IIAA regarding the subject of Lis Franco's counterclaim. In addition, Wyeth agreed to pay the total amount of R$8.5 million (the equivalent of approximately US$3.5 million at October 31, 2014) to Lis Franco's attorneys within 30 days from the ratification of the Rio Settlement, and Lis Franco undertook to release IIAA and Wyeth from any and all claims regarding such attorneys' fees. The Rio Settlement became final and binding on May 27, 2014 and the matter was closed on the same date.
Separately, Wyeth filed a special appeal, addressed to the Superior Court of Appeals in Sao Paulo, in December 2013. MWM filed an answer to the appeal in January 2014. Before the Superior Court of Appeals ruled on the appeal, the parties entered into a settlement agreement, the "Sao Paulo Settlement," subject to the approval of the Rio Settlement. Pursuant to the Sao Paulo Settlement, Wyeth undertook to (i) comply with the terms of the Rio Settlement, including payment of the agreed-upon amounts to Lis Franco and his attorneys; (ii) withdraw the appeal filed against the award granted to MWM in Sao Paulo; and (iii) pay R$0.2 million in attorneys' fees to MWM's counsels. Once the Rio Settlement became final and binding, the Sao Paulo Settlement was submitted for ratification on April 30, 2014. At the same time, Wyeth withdrew its appeal and both parties waived the right to appeal the future ratification of the Sao Paulo Settlement. In May 2014, the Sao Paulo State Court of Appeals ratified Wyeth's appeal withdrawal in a final and binding decision and the matter was closed on the same date.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty (the "Deloitte Case"). The matters giving rise to the allegations contained in the complaint arose from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company was seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. In July 2012, the Illinois Circuit Court granted in part and denied in part Deloitte's motion to dismiss. Specifically, the Illinois Circuit Court dismissed without prejudice with leave to re-plead the Company's counts for fraud, fraudulent concealment and breach of fiduciary duty and otherwise denied Deloitte's motion with respect to the remaining causes of action. In December 2012, the parties reached a settlement. As a result of this settlement in 2013, the Company received cash proceeds of $35 million, which was recorded as a gain to Other (income) expense, net, in the Company's Consolidated Statements of Operations.
MaxxForce Engine EGR Warranty Litigation

On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, five additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, twelve additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, and the Middle District of Pennsylvania (together with the Par 4 Action, the "U.S. Actions"). The U.S. Actions alleged matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
On October 3, 2014, Navistar International Corporation and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Action") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts. The MDL Action has been fully briefed, and the majority of the responses supported Navistar's motion. An oral argument on the MDL Action occurred on December 4, 2014.
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
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the EPA. The NOV pertains to approximately 7,600 diesel engines which, according to the EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met the EPA's 2010 emissions standards. Navistar, Inc. previously provided information to the EPA evidencing its belief that the engines were in fact produced in 2009. The NOV contains the EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that the EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice ("DOJ") with a recommendation that a civil complaint be filed in federal district court. In July 2014, the DOJ informed Navistar that the matter had been referred to the DOJ and the parties are currently discussing the matter.
Based on our assessment of the facts underlying the NOV above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the California Air Resources Board ("CARB"). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. Beginning in June 2013, the Company has made settlement offers to CARB and remains in discussions regarding this matter. In October 2014, the parties tentatively agreed to resolve the matter for a penalty payment of $0.3 million and the Company's agreement to conduct certain in-use testing. As certain non-monetary terms remain to be resolved, a formal settlement has not yet been reached.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the U.S. Securities and Exchange Commission ("SEC") concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013.  The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, we filed a motion to dismiss the consolidated amended complaint.   On July 22, 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014. On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The plaintiff now brings claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  On October 23, 2014, the plaintiff filed its opposition to defendant's Motion to Dismiss. On November 7, 2014, defendants filed their reply brief in support of defendant's Motion to Dismiss. The Court has ordered a briefing schedule and set a ruling date for February 17, 2015.

In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the consolidated amended complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the consolidated amended complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases.
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
Other
U.S. Securities and Exchange Commission Inquiry
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
We attempted to meet the emissions standard for NOx of 0.20g using Exhaust Gas Recirculation ("EGR") until July 2012, when we announced that we changed our engine emission strategy for our HDD engines from an EGR-only strategy to a strategy of combining our EGR technology with Selective Catalytic Reduction ("SCR") after-treatment systems.
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
In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for HDD engines, and we began using NCPs for trucks using certain of our HDD engines in 2012. Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the "Final Rule"), which proposed to make NCPs available in model years 2012 and later for emissions of NOx above the 0.20g limit for both medium and heavy HDD engines. The EPA promulgated the Final Rule for heavy HDD engines in September 2012. The Final Rule did not include NCPs for medium HDD engines. Certain of the Company's competitors challenged in the D.C. Circuit Court of Appeals both the Final Rule and the certificates issued under the Final Rule. On December 11, 2013, the D.C. Circuit Court issued an opinion vacating the Final Rule. On February 10, 2014, the EPA filed a petition for panel rehearing asking the D.C. Circuit to reconsider that portion of its opinion vacating the Final Rule. In April 2014, EPA withdrew its request for rehearing of the Final Rule decision. The Petitioners simultaneously moved to dismiss their appeals of the 2013 NCP certificates. We expect that these developments effectively concluded these legal matters.
In October 2012, we announced a definitive agreement with Cummins under which Cummins Emission Solutions will supply its SCR after-treatment system for our 13L engines, as well as other light and medium HDD engines. As a part of our expanded relationship with Cummins, in December 2012 we began phasing in the Cummins 15L as a part of our North American on-highway truck line-up. In September 2013, we announced the offering of the Cummins ISB 6.7 liter engine (the "Cummins ISB") in our International® DuraStar® medium-duty trucks and IC Bus™ CE Series school buses. Initial production of DuraStar® and CE Series school buses, with the Cummins ISB, was completed during the first quarter of 2014.
In April 2013, we received EPA emissions certification for certain of our high-volume 13L SCR engines. Also in April 2013, we received OBD certification for all current applications.
In the years ended October 31, 2014 and 2013, the North America Truck segment recorded charges totaling $2 million and $36 million, respectively, for NCPs for certain engine sales that did not otherwise comply with emissions standards.
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

•
Our North America Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, MaxxForce engine lines, as well as our other product lines. Our North America Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2014, this segment operated out of twelve regional parts distribution centers, the majority of which provide 24-hour availability and shipment. Also included in the North America Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

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

•
The Financial Services segment finances certain sales to our dealers in North America, which include an interest-free period that varies in length, that are subsidized by our North America Truck and North America Parts segments. Additionally, the Financial Services segment reports intersegment revenues from secured loans to the Manufacturing operations. Certain retail sales financed by the Financial Services segment, primarily NFC, require the Manufacturing operations, primarily the North America Truck segment, to share a portion of any credit losses.

•
We allocate "access fees" to the North America Parts segment from the North America Truck segment for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the North America Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.
The following tables present selected financial information for our reporting segments:

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year ended October 31, 2014
External sales and revenues, net	$6,660	$2,471	$1,522	$153	$—	$10,806
Intersegment sales and revenues	420	46	35	79	(580)	—
Total sales and revenues, net	$7,080	$2,517	$1,557	$232	$(580)	$10,806
Income (loss) from continuing operations attributable to NIC, net of tax	$(408)	$500	$(218)	$97	$(593)	$(622)
Income tax expense	—	—	—	—	(26)	(26)
Segment profit (loss)	$(408)	$500	$(218)	$97	$(567)	$(596)
Depreciation and amortization	$212	$15	$32	$46	$27	$332
Interest expense	—	—	—	71	243	314
Equity in income (loss) of non-consolidated affiliates	5	4	—	—	—	9
Capital expenditures(B)	65	6	8	1	8	88

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year ended October 31, 2013
External sales and revenues, net	$6,312	$2,558	$1,747	$158	$—	$10,775
Intersegment sales and revenues	486	57	78	75	(696)	—
Total sales and revenues, net	$6,798	$2,615	$1,825	$233	$(696)	$10,775
Income (loss) from continuing operations attributable to NIC, net of tax	$(902)	$476	$(6)	$81	$(506)	$(857)
Income tax benefit	—	—	—	—	171	171
Segment profit (loss)	$(902)	$476	$(6)	$81	$(677)	$(1,028)
Depreciation and amortization	$305	$17	$32	$40	$23	$417
Interest expense	—	—	—	70	251	321
Equity in income (loss) of non-consolidated affiliates	10	6	(5)	—	—	11
Capital expenditures(B)	142	2	9	2	12	167

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year ended October 31, 2012
External sales and revenues, net	$7,946	$2,497	$2,084	$168	$—	$12,695
Intersegment sales and revenues	442	124	126	91	(783)	—
Total sales and revenues, net	$8,388	$2,621	$2,210	$259	$(783)	$12,695
Income (loss) from continuing operations attributable to NIC, net of tax	$(736)	$343	$(168)	$91	$(2,469)	$(2,939)
Income tax expense	—	—	—	—	(1,780)	(1,780)
Segment profit (loss)	$(736)	$343	$(168)	$91	$(689)	$(1,159)
Depreciation and amortization	$216	$16	$36	$33	$22	$323
Interest expense	—	—	—	88	171	259
Equity in income (loss) of non-consolidated affiliates	(1)	5	(33)	—	—	(29)
Capital expenditures(B)	173	21	50	3	62	309

(in millions)	North America Truck	North America Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2014	$2,145	$682	$749	$2,598	$1,269	$7,443
October 31, 2013	2,250	716	1,162	2,355	1,832	8,315
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $170 million, $181 million, and $254 million for 2014, 2013, 2012, respectively.

(B)	Exclusive of purchases of equipment leased to others.
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2014, 2013 and 2012.

Sales and revenues to external customers classified by significant products and services for the years ended October 31, 2014, 2013, and 2012 were as follows:

(in millions)	2014	2013	2012
Sales and revenues:
Trucks	$7,137	$6,738	$8,705
Parts	2,424	2,906	2,886
Engine	1,092	973	936
Financial Services	153	158	168
Information concerning principal geographic areas for the years ended October 31, 2014, 2013, and 2012 were as follows:

(in millions)	2014	2013	2012
Sales and revenues:
United States	$7,760	$7,122	$8,822
Canada	749	791	949
Mexico	657	694	728
Brazil	833	1,121	1,066
Other	807	1,047	1,130

(in millions)	2014	2013
Long-lived assets:(A)
United States	$1,277	$1,467
Canada	26	26
Mexico	190	157
Brazil	182	376
Other	15	37
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.

17. Stockholders' Deficit
Stockholder Rights Plan
In June 2012, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and initially declared a dividend of one right on each outstanding share of the Company's common stock held of record as of the close of business on June 29, 2012. In July 2013, the Rights Plan was amended to increase the level of beneficial ownership of the Company’s common stock to less than 20% of outstanding common stock of the Company and to exclude persons who beneficially owned less than 20% of outstanding common stock at the time of announcement of entry into the Rights Plan. Pursuant to the Rights Plan, each share of common stock of the Company was associated with one preferred stock purchase right. Each right entitled the holder to buy a unit representing one one-thousandth of a share of a new series of preferred stock of the Company for $140.00. Under certain circumstances, if a person or group acquired beneficial ownership of 20% or more of the Company's common stock, each right (other than rights held by the acquirer) would, unless the rights were redeemed by the Company, become exercisable, and upon payment of the exercise price of $140.00, the holder of the right would receive that number of shares of common stock of the Company having a market value of twice the exercise price of the right. The rights may have been redeemed by the Company for $0.001 per right at any time until the tenth business day following the first public announcement of the acquisition of beneficial ownership of 20% or more of the Company's common stock. Additionally, the July 2013 amendment extended the expiration date of the Rights Plan to June 18, 2015. At the Company’s Annual Meeting of Stockholders in March 2014, a non-binding advisory vote to terminate the Rights Plan was proposed and approved. On June 17, 2014, the Rights Plan was further amended to have the plan expire on July 1, 2014.
On June 23, 2014, prior to expiration of the Rights Plan, the Company’s Board of Directors approved an amendment to the Rights Plan that, in essence, turned the existing Stockholder Rights Plan into a Tax Asset Protection Plan. This Tax Asset Protection Plan was adopted to protect the long-term value of Navistar’s substantial tax assets and was set to expire on September 1, 2014. On August 29, 2014 the Tax Asset Protection Plan was further amended to extend the expiration date until November 3, 2014. On November 3, 2014, the Tax Asset Protection Plan expired in accordance with its terms.
Preferred and Preference Stocks
NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. In June 2012, the Company filed (i) a Certificate of Elimination to its Restated Certificate of Incorporation, eliminating the series of 110,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, that had been authorized in 2007, but unissued, in connection with a prior stockholder rights plan and (ii) a Certificate of Designation to its Restated Certificate of Incorporation creating a series of 220,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share, authorized in connection with the adoption of the Rights Plan. On December 10, 2014, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation, eliminating the series of 220,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value of $1.00 per share, that had been authorized in June 2012 in connection with the Rights Plan, NIC has authorized 10 million shares of preference stock with a par value of $1.00 per share. Currently, Series B Nonconvertible Junior Preference Stock ("Series B") and Series D Convertible Junior Preference Stock ("Series D") are outstanding.
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2014 and 2013, there was one share of Series B Preference stock authorized and outstanding.
As of October 31, 2014 and 2013, there were 100,702 and 120,096 shares, respectively, of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.
Common Stock
At October 31, 2014, the Company's amount of authorized shares of Common Stock was 220 million, with a par value of $0.10 per share. At October 31, 2014 and 2013, the Company had 81.4 million shares and 80.5 million shares, respectively, of common stock outstanding, net of common stock held in treasury.

October 2012 Issuance of Common Stock
In October 2012, the Company completed a public offering of 10,666,666 shares of NIC common stock at a price of $18.75 per share and received proceeds, net of underwriting discounts, commissions, and offering expenses, of $192 million. In connection with the public offering, in November 2012, the underwriters elected to exercise a portion of an over-allotment option and purchased an additional 763,534 shares of NIC common stock at a price of $18.75 per share. As a result of this over-allotment, the Company received proceeds, net of underwriting discounts and commissions, of $14 million in January 2013.
Additional Paid in Capital
In connection with the sale of the 2014 Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby the Company sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. On October 15, 2014, upon maturity, the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.
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
In accounting for the issuance of the 2019 Convertible Notes, the debt component and equity component of the 2019 Convertible Notes were separated, resulting in the debt component being recorded at its estimated fair value without consideration given to the conversion feature. We estimated the fair value of the liability component at $367 million. The resulting equity component of $44 million was recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs were also allocated between debt and equity components with $1 million being recorded as a reduction in Additional paid in capital.
For more information on our 2014 Convertible Notes, 2018 Convertible Notes, and 2019 Convertible Notes, see Note 10, Debt.
Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated other comprehensive loss, net of tax, by component as of October 31:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2013	$—	$(75)	$(1,749)	$(1,824)
Other comprehensive income (loss) before reclassifications	1	(52)	(491)	(542)
Amounts reclassified out of accumulated other comprehensive loss	—	—	103	103
Net current-period other comprehensive income (loss)	1	(52)	(388)	(439)
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(4)
Amortization of actuarial loss	Selling, general and administrative expenses	109
	Total before tax	105
	Tax benefit	(2)
Total reclassifications for the period, net of tax		$103

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
Certain debt instruments, including our Senior Notes indenture, our Loan Agreement with regard to the Tax Exempt Bonds, our Amended Term Loan Credit Facility, and our Amended and Restated Asset-Based Credit Facility, contain terms that include various financial covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.

18. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

(in millions, except per share data)	2014	2013	2012
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(622)	$(857)	$(2,939)
Income (loss) from discontinued operations, net of tax	3	(41)	(71)
Net loss	$(619)	$(898)	$(3,010)

Denominator:
Weighted average shares outstanding:
Basic	81.4	80.4	69.1
Effect of dilutive securities	—	—	—
Diluted	81.4	80.4	69.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	0.04	(0.51)	(1.03)
Net loss	$(7.60)	$(11.17)	$(43.56)
Diluted:
Continuing operations	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	0.04	(0.51)	(1.03)
Net loss	$(7.60)	$(11.17)	$(43.56)
The conversion rate on our 2014 Convertible Notes were 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants were anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, the Company unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes. On October 15, 2014, upon maturity the 2014 Convertible Notes were paid in full. The outstanding warrants of 4.8 million shares will expire on April 10, 2015.
We also purchased call options in connection with the sale of the 2014 Convertible Notes, covering 11.3 million shares at an exercise price of $50.27 per share, which were intended to minimize share dilution associated with the 2014 Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the 2014 Convertible Notes for determining diluted earnings per share as they are anti-dilutive. During the second and fourth quarters of 2014, call options representing 8.0 million and 3.3 million shares, respectively, expired or were unwound by the Company.
The conversion rate on our 2018 Convertible Notes, is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $58.40.
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
For the years ended October 31, 2014, 2013, and 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities would have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2014, 2013, and 2012, the aggregate shares not included were 24.8 million, 29.9 million, and 28.5 million, respectively.
For the year ended October 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 6.4 million shares related to the warrants, 4.5 million shares related to the 2014 Convertible Notes, 5.7 million shares were related to the 2018 Convertible Notes, and 4.4 million were related to the 2019 Convertible Notes.
For the years ended October 31, 2013 and 2012 the aggregate shares not included in the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants, 11.3 million shares related to the 2014 Convertible Notes, as well as for the year ended October 31, 2013, 0.9 million shares related to the 2018 Convertible Notes.
19. Stock-based Compensation Plans
2013 Performance Incentive Plan
The 2013 Performance Incentive Plan ("2013 PIP") was approved by the Board of Directors on December 11, 2012 and subsequently by the stockholders on February 19, 2013. The 2013 PIP provides for the grant of annual cash incentive awards to all employees (including the Company’s executive officers), and stock options, restricted stock or stock unit awards, stock appreciation rights and other stock-based awards to all employees (including the Company’s executive officers), any consultants of the Company and its subsidiaries, and all non-employee directors serving on the Company’s Board of Directors. The awards granted under the 2013 PIP are established by our Board of Directors or a committee thereof at the time of issuance.
The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, or under the Company’s 2004 Performance Incentive Plan, the Navistar 1994 Performance Incentive Plan, the Navistar 1998 Supplemental Stock Plan, or our 1998 Non-Employee Director Stock Option Plan (collectively, the "Existing Plans"), that is canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2014, 1,124,273 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, as amended from time to time (the "Ownership Program"). In general, under the Ownership Program in existence until November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increase stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modify retention requirements for Company granted equity until ownership requirements are met; (iii) add a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminate the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminate the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 7,082 DSUs outstanding as of October 31, 2014. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 57,572 PSUs outstanding as of October 31, 2014 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2013, PSUs and DSUs awarded under the prior Ownership Program are to be issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2014, 47,552 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors are issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective November 1, 2013 on a going forward basis.

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
The following table summarizes stock option activity for the years ended October 31:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	5,000	$37.94	5,636	$37.89	4,500	$39.65
Granted	251	38.51	926	31.64	1,289	31.69
Exercised	(784)	24.33	(451)	26.16	(71)	27.66
Forfeited/expired	(810)	44.41	(1,111)	37.24	(82)	44.66
Options outstanding, at end of year	3,657	39.46	5,000	37.94	5,636	37.89
Options exercisable, at end of year	2,637	41.34	3,468	38.22	3,672	36.96
The following table summarizes information about stock options outstanding at October 31, 2014:

	Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.19	976	4.3	$27.07	$8.1
$ 31.20 - $ 40.92	1,864	3.0	37.94	—
$ 40.93 - $ 68.65	817	3.2	57.75	—
The following table summarizes information about stock options exercisable at October 31, 2014:

	Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.19	593	3.7	$25.70	$5.7
$ 31.20 - $ 40.92	1,308	2.2	38.34	—
$ 40.93 - $ 68.65	736	2.9	59.28	—

The weighted average grant date fair value of options granted during the years ended October 31, 2014, 2013, and 2012 was $13.81, $14.01, and $14.73, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2014, 2013, and 2012 was $12 million, $4 million, and $1 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	1.6%	0.8%	0.8%
Dividend yield	—%	—%	—%
Expected volatility	45.6%	54.7%	55.6%
Expected life (in years)	4.9	5.1	4.8
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
Restricted Stock
Restricted stock is common stock that is subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock is issued and valued based on the fair value of the common stock at grant date and vests either over a three year-period or cliff-vest at the end of a three-year period.
The following table summarizes restricted stock activity for the years ended October 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	41	$24.13	41	$24.13	—	$—
Granted	4	33.70	2	34.19	44	25.06
Vested	(4)	33.70	(2)	34.19	(3)	40.76
Forfeited	—	—	—	—	—	—
Nonvested, at end of year	41	24.13	41	24.13	41	24.13
The aggregate grant date fair value of restricted stock vested during each of the years ended October 31, 2014, 2013, and 2012 was $0.1 million.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive shares of common stock ("share-settled RSUs") or cash ("cash-settled RSUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Share and cash-settled RSUs are valued based on the fair value of the common stock at grant date. There are 26,500 RSUs that can be settled either by cash or shares at the Company's discretion. The cash or share-settled RSUs have been classified as share-settled RSUs below. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settlement and vest either over a three-year period or cliff-vest at the end of a three year-period.

The following table summarizes RSU activity for the years ended October 31:

	Shares-Settled Restricted Stock Units
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	299	$29.54	77	$45.93	162	$35.54
Granted	—	—	316	28.13	6	42.19
Vested	(90)	31.74	(26)	35.84	(90)	27.22
Forfeited	(21)	27.24	(68)	39.13	(1)	33.97
Nonvested, at end of year	188	28.75	299	29.54	77	45.93

	Cash-Settled Restricted Stock Units
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	194	$43.74	463	$43.20	393	$48.80
Granted	470	32.44	3	27.24	285	37.10
Vested	(124)	47.48	(215)	42.71	(158)	46.18
Forfeited	(71)	33.24	(57)	42.46	(57)	43.58
Nonvested, at end of year	469	33.00	194	43.74	463	43.20
The aggregate grant date fair value of restricted stock units vested during the year ended October 31, 2014 was $9 million, and $10 million during both years ended October 31, 2013 and 2012.
Cash-settled Performance-based Stock Units
Cash-settled performance-based stock units represent the right to receive the cash value of one share of common stock provided that performance measures are achieved. A stock unit will be determined by comparing the Company's total shareholder return for a pre-determined period to the Company's percentile ranking when compared to its peer group. Cash-settled performance-based stock units are valued using a Monte Carlo simulation. Cash-settled performance-based stock units are classified as liabilities and are remeasured at each reporting date until settlement and vest over a three or five-year period, if performance measures are met.
The following table summarizes cash-settled performance-based stock unit activity for the years ended October 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	172	$69.64	314	$68.03	161	$84.75
Granted	—	—	—	—	153	50.52
Vested	—	—	—	—	—	—
Forfeited	—	—	(142)	66.09	—	—
Nonvested, at end of year	172	69.64	172	69.64	314	68.03
The following table summarizes the annual assumptions used in the calculation of the fair value:

2012
Risk-free interest rate	0.8%
Dividend yield	—%
Expected volatility	52.3%

The risk-free rate is based on the rate on zero-coupon governmental bonds with a term commensurate with the remaining performance period at grant date. A dividend yield assumption of 0% is used based on the Company's history of not paying dividends to any class of stock and future expectations. Expected volatility is based on a blend of the implied volatility of traded call options in our stock and the historical volatility of our daily stock prices.
Performance-based Stock Options
Performance-based stock options represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market and performance conditions. Performance-based stock options have a seven-year contractual life. Performance-based stock options with service and performance conditions are valued using the Black-Scholes option pricing model and vest either at the end of the performance period or cliff-vest at the end of a three-year period, if performance measures are met. Performance -based stock options with service and market conditions are valued using a Monte Carlo simulation and cliff-vest at the end of a three-year period, if performance measures are met.
The following table summarizes the performance-based stock options with service and performance conditions activity for the years ended October 31:

	Service and Performance
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding, at beginning of year	299	$34.47	—	$—
Granted	651	35.83	299	34.47
Exercised	—	—	—	—
Forfeited	(9)	35.09	—	—
Options outstanding, at end of year	941	35.41	299	34.47
Options exercisable, at end of year	—	—	—	—
The performance-based stock options subject to service and performance conditions weighted average grant date fair value of options granted during the years ended October 31, 2014 and 2013 was $14.12 and $14.01, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	2014	2013
Risk-free interest rate	1.6%	0.7%
Dividend yield	—%	—%
Expected volatility	45.5%	54.1%
Expected life (in years)	4.9	5.1
The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company's history of not paying a dividend to any class of stock. Expected volatility is based on a blend of our historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life in years for all grants as a group is then calculated for each year.
The following table summarizes the performance-based stock options with service and market conditions activity for the years ended October 31:

	Service and Market
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding, at beginning of year	759	$27.24	—	$—
Granted	—	—	917	27.24
Exercised	—	—	—	—
Forfeited	(89)	27.24	(158)	27.24
Options outstanding, at end of year	670	27.24	759	27.24
Options exercisable, at end of year	—	—	—	—
The following table summarizes the assumptions used in the calculation of the fair value using a Monte Carlo simulation for the performance-based stock options with service and market conditions for the year ended October 31:

2013
Risk-free interest rate	0.9%
Dividend yield	—%
Expected volatility	55.4%
Expected life (in years)	5.0
Monte Carlo Simulation Fair Value	$12.41
Performance-based Stock Units
Performance-based stock units ("PSUs") represent the right to receive shares of common stock ("share-settled PSUs") or cash ("cash-settled PSUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of the service and performance conditions. Share and cash-settled PSUs are valued based on the fair value of the common stock at grant date and cliff-vest at the end of a three-year period, if performance measures are met. Cash-settled PSUs are classified as liabilities and are remeasured at each reporting date until settlement.
The following table summarizes performance-based stock units activity for the years ended October 31:

	Share-Settled Performance-based Stock Units
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Nonvested, at beginning of year	326	$28.35	—	$—
Granted	—	—	381	28.19
Vested	—	—	—	—
Forfeited	(34)	27.24	(55)	27.24
Nonvested, at end of year	292	$28.48	326	$28.35

	Cash-Settled Performance-based Stock Units
	2014
	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at beginning of year	—	$—
Granted	225	35.10
Vested	—	—
Forfeited	(4)	35.09
Nonvested, at end of year	221	35.11
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2014, 2013, and 2012 was $16 million, $24 million and $19 million, respectively. As of October 31, 2014, the minimum performance measures for share-settled PSUs and performance-based stock options with service and performance conditions were not met and no share-based compensation expense was recorded. However, cash-settled PSUs partially met the performance measures and share-based compensation expense recorded was based on the interpolated calculated future pay out. Share-based compensation expense will be adjusted each reporting period based on the available current performance measures information for all awards with performance conditions. The Company records share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2014, there was $51 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately 1.8 years.
The Company received cash of $19 million, $12 million, and $2 million during the years ended October 31, 2014, 2013, and 2012, respectively, related to stock awards exercised. The Company used cash of $5 million during the years ended October 31, 2014 and 2013 respectively, and $6 million during the year ended October 31, 2012, to settle cash-settled RSUs. The Company did not realize any tax benefit from stock awards exercised for 2014, 2013, or 2012.

20. Supplemental Cash Flow Information
The following table provides additional information about the Company's Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013, and 2012:

(in millions)	2014	2013	2012
Equity in income of affiliated companies, net of dividends
Equity in loss (income) of non-consolidated affiliates	$(9)	$(11)	$29
Dividends from non-consolidated affiliates	12	13	7
Equity in loss of non-consolidated affiliates, net of dividends	$3	$2	$36
Other non-cash operating activities
Loss on sales of affiliates	$—	$—	$3
Loss (gain) on sale of property and equipment	(9)	5	4
Loss on sale and impairment of repossessed collateral	3	—	—
Loss on repurchase of debt	11	—	—
Income from operating leases	(46)	(75)	—
Other non-cash operating activities	$(41)	$(70)	$7
Changes in other assets and liabilities
Other current assets	$62	$6	$1
Other noncurrent assets	2	(46)	16
Other current liabilities	(206)	144	198
Postretirement benefits liabilities	(82)	(58)	(79)
Other noncurrent liabilities	(78)	190	292
Other, net	20	4	(8)
Changes in other assets and liabilities	$(282)	$240	$420
Cash paid during the year
Interest, net of amounts capitalized	$258	$237	$195
Income taxes, net of refunds	15	(6)	51
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$3	$—	$58
Transfers (to)/from inventories (from)/to property and equipment for leases to others	(14)	(10)	37

21. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2014 and 2013, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the years ended October 31, 2014, 2013, and 2012, and condensed consolidating statements of cash flows for the years ended October 31, 2014, 2013, and 2012.
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

Condensed Consolidating Statement of Operations for the Year ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,269	$8,196	$(4,659)	$10,806
Costs of products sold	—	6,794	7,337	(4,597)	9,534
Restructuring charges	—	8	34	—	42
Asset impairment charges	—	16	167	—	183
All other operating expenses (income)	(48)	1,003	541	116	1,612
Total costs and expenses	(48)	7,821	8,079	(4,481)	11,371
Equity in income (loss) of affiliates	(680)	(169)	5	853	9
Income (loss) before income taxes	(632)	(721)	122	675	(556)
Income tax expense	13	25	(64)	—	(26)
Earnings (loss) from continuing operations	(619)	(696)	58	675	(582)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(619)	(696)	61	675	(579)
Less: Net income attributable to non-controlling interests	—	—	40	—	40
Net income (loss) attributable to Navistar International Corporation	$(619)	$(696)	$21	$675	$(619)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(619)	$(696)	$21	$675	$(619)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	—	(52)	52	(52)
Unrealized gain on marketable securities	1	—	1	(1)	1
Defined benefit plans (net of tax of $(2), $0, $(2), $2 and, $(2), respectively)	(388)	(397)	9	388	(388)
Total other comprehensive income (loss)	(439)	(397)	(42)	439	(439)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(1,058)	$(1,093)	$(21)	$1,114	$(1,058)

Condensed Consolidating Balance Sheet as of October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$101	$53	$343	$—	$497
Marketable securities	379	—	226	—	605
Restricted cash	19	4	148	—	171
Finance and other receivables, net	—	124	2,504	(12)	2,616
Inventories	—	792	539	(12)	1,319
Investments in non-consolidated affiliates	(7,245)	6,410	71	837	73
Property and equipment, net	—	827	740	(5)	1,562
Goodwill	—	—	38	—	38
Deferred taxes, net	5	9	185	1	200
Other	34	137	194	(3)	362
Total assets	$(6,707)	$8,356	$4,988	$806	$7,443
Liabilities and stockholders’ equity (deficit)
Debt	$1,958	$937	$2,336	$(7)	$5,224
Postretirement benefits liabilities	—	2,712	243	—	2,955
Amounts due to (from) affiliates	(7,618)	11,739	(4,267)	146	—
Other liabilities	3,605	370	(22)	(71)	3,882
Total liabilities	(2,055)	15,758	(1,710)	68	12,061
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,654)	(7,402)	6,664	738	(4,654)
Total liabilities and stockholders’ equity (deficit)	$(6,707)	$8,356	$4,988	$806	$7,443

Condensed Consolidating Statement of Cash Flows for the Year ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(285)	$(1,287)	$(112)	$1,348	$(336)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	5	(1)	(84)	—	(80)
Net sales of marketable securities	203	—	22	—	225
Capital expenditures and purchase of equipment leased to others	—	(114)	(163)	—	(277)
Other investing activities	—	17	40	—	57
Net cash provided by (used in) investment activities	208	(98)	(185)	—	(75)
Cash flows from financing activities
Net borrowings (repayments) of debt	(176)	1,306	409	(1,389)	150
Other financing activities	18	60	(90)	41	29
Net cash provided by (used in) financing activities	(158)	1,366	319	(1,348)	179
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Decrease in cash and cash equivalents	(235)	(19)	(4)	—	(258)
Cash and cash equivalents at beginning of the year	336	72	347	—	755
Cash and cash equivalents at end of the year	$101	$53	$343	$—	$497

Condensed Consolidating Statement of Operations for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$6,426	$8,979	$(4,630)	$10,775
Costs of products sold	—	6,629	7,720	(4,588)	9,761
Restructuring charges	—	15	10	—	25
Asset impairment charges	—	81	16	—	97
All other operating expenses (income)	(208)	1,180	659	246	1,877
Total costs and expenses	(208)	7,905	8,405	(4,342)	11,760
Equity in income (loss) of affiliates	(1,108)	161	4	954	11
Income (loss) before income taxes	(900)	(1,318)	578	666	(974)
Income tax benefit (expense)	2	244	(75)	—	171
Earnings (loss) from continuing operations	(898)	(1,074)	503	666	(803)
Loss from discontinued operations, net of tax	—	—	(41)	—	(41)
Net income (loss)	(898)	(1,074)	462	666	(844)
Less: Net income attributable to non-controlling interests	—	—	54	—	54
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)
Other comprehensive income (loss):
Foreign currency translation adjustment	(51)	—	(51)	51	(51)
Defined benefit plans (net of tax of $(21), $5, $(26), $21, and, $(21), respectively)	552	687	74	(761)	552
Total other comprehensive income (loss)	501	687	23	(710)	501
Total comprehensive income (loss) attributable to Navistar International Corporation	$(397)	$(387)	$431	$(44)	$(397)

Condensed Consolidating Balance Sheet as of October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$336	$72	$347	$—	$755
Marketable securities	581	1	248	—	830
Restricted cash	23	3	65	—	91
Finance and other receivables, net	3	148	2,561	(11)	2,701
Inventories	—	621	608	(19)	1,210
Investments in non-consolidated affiliates	(6,123)	6,600	73	(473)	77
Property and equipment, net	—	937	807	(3)	1,741
Goodwill	—	—	184	—	184
Deferred taxes, net	—	13	219	(1)	231
Other	36	156	304	(1)	495
Total assets	$(5,144)	$8,551	$5,416	$(508)	$8,315
Liabilities and stockholders’ equity (deficit)
Debt	$2,125	$1,002	$1,960	$(2)	$5,085
Postretirement benefits liabilities	—	2,407	245	—	2,652
Amounts due to (from) affiliates	(6,988)	10,846	(3,932)	74	—
Other liabilities	3,362	646	250	(79)	4,179
Total liabilities	(1,501)	14,901	(1,477)	(7)	11,916
Redeemable equity securities	4	—	—	—	4
Stockholders’ equity attributable to non-controlling interest	—	—	44	—	44
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(3,647)	(6,350)	6,849	(501)	(3,649)
Total liabilities and stockholders’ equity (deficit)	$(5,144)	$8,551	$5,416	$(508)	$8,315

Condensed Consolidating Statement of Cash Flows for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(669)	$(355)	$401	$723	$100
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	5	65	—	70
Net purchases of marketable securities	(267)	—	(97)	—	(364)
Capital expenditures and purchase of equipment leased to others	—	(422)	(177)	—	(599)
Other investing activities	—	87	(4)	—	83
Net cash used in investment activities	(267)	(330)	(213)	—	(810)
Cash flows from financing activities
Net borrowings (repayments) of debt	540	409	(40)	(793)	116
Other financing activities	30	293	(116)	70	277
Net cash provided by (used in) financing activities	570	702	(156)	(723)	393
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
Increase (decrease) in cash and cash equivalents	(366)	17	17	—	(332)
Cash and cash equivalents at beginning of the year	702	55	330	—	1,087
Cash and cash equivalents at end of the year	$336	$72	$347	$—	$755

Condensed Consolidating Statement of Operations for the Year ended October 31, 2012
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,924	$11,413	$(6,642)	$12,695
Costs of products sold	—	8,188	9,798	(6,585)	11,401
Restructuring charges	—	86	21	—	107
Asset impairment charges	—	2	14	—	16
All other operating expenses (income)	(249)	1,297	968	237	2,253
Total costs and expenses	(249)	9,573	10,801	(6,348)	13,777
Equity in income (loss) of affiliates	(3,258)	536	(34)	2,727	(29)
Income (loss) before income taxes	(3,009)	(1,113)	578	2,433	(1,111)
Income tax benefit (expense)	(1)	(1,987)	209	(1)	(1,780)
Earnings (loss) from continuing operations	(3,010)	(3,100)	787	2,432	(2,891)
Income from discontinued operations, net of tax	—	—	(71)	—	(71)
Net income (loss)	(3,010)	(3,100)	716	2,432	(2,962)
Less: Net income attributable to non-controlling interests	—	—	48	—	48
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year ended October 31, 2012
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(3,010)	$(3,100)	$668	$2,432	$(3,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	(125)	—	(125)	125	(125)
Defined benefit plans (net of tax of $14, $0, $14, $(14), and, $14, respectively)	(256)	(225)	(31)	256	(256)
Total other comprehensive income (loss)	(381)	(225)	(156)	381	(381)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(3,391)	$(3,325)	$512	$2,813	$(3,391)

Condensed Consolidating Statement of Cash Flows for the Year ended October 31, 2012
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$350	$(183)	$901	$(458)	$610
Cash flows from investment activities
Net change in restricted cash and cash equivalents	(4)	1	168	—	165
Net purchases of marketable securities	115	—	137	—	252
Capital expenditures and purchase of equipment leased to others	—	(213)	(157)	—	(370)
Other investing activities	—	(157)	108	—	(49)
Net cash provided by (used in) investment activities	111	(369)	256	—	(2)
Cash flows from financing activities
Net borrowings (repayments) of debt	171	594	(1,245)	549	69
Other financing activities	(156)	—	115	(91)	(132)
Net cash provided by (used in) financing activities	15	594	(1,130)	458	(63)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Increase in cash and cash equivalents	476	42	30	—	548
Cash and cash equivalents at beginning of the year	226	13	300	—	539
Cash and cash equivalents at end of the year	$702	$55	$330	$—	$1,087

22. Selected Quarterly Financial Data (Unaudited)

The following tables provide our Quarterly Condensed Consolidated Statements of Operations and Financial Data:

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2014	2013	2014	2013
Sales and revenues, net	$2,208	$2,637	$2,746	$2,526
Manufacturing gross margin(A)(B)	155	312	240	124
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax(C)	$(249)	$(114)	$(298)	$(353)
Loss from discontinued operations, net of tax	1	(9)	1	(21)
Net loss	$(248)	$(123)	$(297)	$(374)
Loss per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(3.07)	$(1.42)	$(3.66)	$(4.39)
Discontinued operations	0.02	(0.11)	0.01	(0.26)
	$(3.05)	$(1.53)	$(3.65)	$(4.65)
Diluted:
Continuing operations	$(3.07)	$(1.42)	$(3.66)	$(4.39)
Discontinued operations	0.02	(0.11)	0.01	(0.26)
	$(3.05)	$(1.53)	$(3.65)	$(4.65)
Market price range-common stock:
High	$41.57	$26.90	$39.45	$37.65
Low	30.80	18.78	29.08	23.25

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2014	2013	2014	2013
Sales and revenues, net	$2,844	$2,861	$3,008	$2,751
Manufacturing gross margin(A)(B)	389	273	335	147
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax(C)	$(3)	$(237)	$(72)	$(153)
Income (loss) from discontinued operations, net of tax	1	(10)	—	(1)
Net loss	$(2)	$(247)	$(72)	$(154)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.04)	$(2.94)	$(0.88)	$(1.90)
Discontinued operations	0.02	(0.12)	—	(0.01)
	$(0.02)	$(3.06)	$(0.88)	$(1.91)
Diluted:
Continuing operations	$(0.04)	$(2.94)	$(0.88)	$(1.90)
Discontinued operations	0.02	(0.12)	—	(0.01)
	$(0.02)	$(3.06)	$(0.88)	$(1.91)
Market price range-common stock:
High	$39.41	$38.81	$40.17	$39.79
Low	32.45	25.56	29.54	31.88
_______________________
(A) Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.
(B) We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the third quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $(29) million. The benefit is comprised of a benefit for changes in estimates of $(59) million, partially offset by a $30 million correction of prior-period errors, primarily related to pre-existing warranties. In the fourth quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $(10) million compared to a charge for adjustments to pre-existing warranties of $152 million in the fourth quarter of 2013. The $(10) million benefit recorded in the fourth quarter of 2014 is comprised of a benefit for changes in estimates of $(35) million, partially offset by the fourth quarter impact of $25 million relating to the correction of prior-period errors as discussed in Note 1, 2014 Out-Of-Period Adjustments.

(C)
In the second quarter of 2014, the company recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. Due to the economic downturn in Brazil which resulted in a continued decline in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired.

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

As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013, we concluded that our disclosure controls and procedures were not effective as of October 31, 2013 based on two material weaknesses identified. In the second quarter ended April 30, 2014, management had sufficient evidence to conclude that remediation was complete for the previously reported material weakness related to income tax expense. While significant progress has been made to remediate the remaining material weakness related to controls designed to validate the completeness and accuracy of underlying data used in the determination of significant accounting estimates and transactions, which we view as an integral part of our disclosure controls and procedures, the material weakness still existed as of October 31, 2014. As such, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective. In light of the weakness in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, we completed substantive procedures, including validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty cost estimates and other significant accounting estimates and transactions. The substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting described below, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
(b) Changes in Internal Control over Financial Reporting
Other than the changes disclosed below, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). As a result of that evaluation, management concluded that a material weakness existed as described below:

•
Navistar does not have sufficient controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions. This material weakness resulted in the recording of adjustments to the warranty reserve and related expense accounts and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Because of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2014. Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2014. Their report appears in this Annual Report in Item 8 on Form 10-K.
(d) Remediation Initiatives
During 2014, we invested significant time and effort to address the material weakness related to the completeness and accuracy of underlying data used in the determination of significant estimates and the accounting effects of significant transactions. Specifically, the following actions were taken:

•
Critical management review controls were enhanced to increase the precision of management's reviews and these reviews were expanded to validate the completeness and accuracy of the reports and data used in the operation of the controls.

•	Controls were designed and implemented to validate the completeness and accuracy of the inputs and outputs for significant accounting estimates and transactions.

•	Stronger system interface controls were implemented to verify the complete and accurate flow of data between systems used for the significant accounting estimates and transactions.

•	We increased our investment in human capital and information technology to improve the controls over completeness and accuracy.

While progress has been made, there are still more controls that need to be implemented or existing controls to be enhanced to ensure that a material misstatement in our financial statements would be prevented or detected on a timely basis.
We continue to make progress toward achieving the effectiveness of our internal control over financial reporting. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of the material weakness.

In addition to the initiatives previously implemented, the incremental initiatives summarized below, are intended to remediate our remaining material weakness and to continue to enhance our internal control over financial reporting.

•	We will continue to design, document, and test controls that are intended to validate the completeness and accuracy of the data used for significant accounting estimates and transactions.

•
Until full remediation is complete, we will continue to perform substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for significant accounting estimates and transactions to ensure that, in all material respects, our financial statements are presented in conformity with U.S. GAAP.

Although more time is needed to design, implement and demonstrate effectiveness of the aforementioned internal controls, the efforts summarized are intended to continue to enhance our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2015 annual meeting of stockholders to be held February 11, 2015 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (loss) per Share (incorporated by reference from Note 18. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	144
(12)	Computation of Ratio of Earnings to Fixed Charges	E-9
(21)	Subsidiaries of the Registrant	E-10
(23.1)	Consent of Independent Registered Public Accounting Firm	E-11
(24)	Power of Attorney	E-12
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-13
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-15
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16
(99.1)	Additional Financial Information (Unaudited)	E-17
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
_________________________

*
Indicates exhibits not included within this 2014 Annual Report to Shareholders. These exhibits were included within our Annual Report on Form 10-K for the year ended October 31, 2014, which was filed on December 16, 2014.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2014.

See Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 16, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	President and Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2014
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 16, 2014
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 16, 2014
Samara A. Strycker

/s/ JOHN D. CORRENTI	Director	December 16, 2014
John D. Correnti

/s/ MICHAEL N. HAMMES	Director	December 16, 2014
Michael N. Hammes

/s/ VINCENT J. INTRIERI	Director	December 16, 2014
Vincent J. Intrieri

/s/ JAMES H. KEYES	Director	December 16, 2014
James H. Keyes

/s/ STANLEY A. MCCHRYSTAL	Director	December 16, 2014
Stanley A. McChrystal

/s/ SAMUEL J. MERKSAMER	Director	December 16, 2014
Samuel J. Merksamer

/s/ MARK H. RACHESKY	Director	December 16, 2014
Mark H. Rachesky

/s/ DENNIS D. WILLIAMS	Director	December 16, 2014
Dennis D. Williams

/s/ MICHAEL F. SIRIGNANO	Director	December 16, 2014
Michael F. Sirignano

See Notes to Consolidated Financial Statements