Form 10-Q
period 2015-01-31
NAVISTAR INTERNATIONAL CORP
filed 2015-03-03
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

Registrant’s telephone number, including area code (331) 332-5000
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2015, the number of shares outstanding of the registrant’s common stock was 81,486,196, net of treasury shares.

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

•
our ability to transition from the “Drive-to-Deliver” turnaround plan and achieve the expectations of our new strategy, including establishing a leading market position based on uptime advantage and developing effective leaders at every level;

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
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2014, which was filed on December 16, 2014, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2015	2014
Sales and revenues
Sales of manufactured products, net	$2,385	$2,169
Finance revenues	36	39
Sales and revenues, net	2,421	2,208
Costs and expenses
Costs of products sold	2,045	2,014
Restructuring charges	3	3
Asset impairment charges	7	18
Selling, general and administrative expenses	241	239
Engineering and product development costs	79	90
Interest expense	77	82
Other (income) expense, net	(3)	14
Total costs and expenses	2,449	2,460
Equity in income of non-consolidated affiliates	2	—
Loss from continuing operations before income taxes	(26)	(252)
Income tax (expense) benefit	(7)	12
Loss from continuing operations	(33)	(240)
Income from discontinued operations, net of tax	—	1
Net loss	(33)	(239)
Less: Net income attributable to non-controlling interests	9	9
Net loss attributable to Navistar International Corporation	$(42)	$(248)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(42)	$(249)
Income from discontinued operations, net of tax	—	1
Net loss	$(42)	$(248)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.52)	$(3.07)
Discontinued operations	—	0.02
	$(0.52)	$(3.05)

Diluted:
Continuing operations	$(0.52)	$(3.07)
Discontinued operations	—	0.02
	$(0.52)	$(3.05)

Weighted average shares outstanding:
Basic	81.5	81.2
Diluted	81.5	81.2

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended January 31,
	2015	2014
Net loss attributable to Navistar International Corporation	$(42)	$(248)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59)	(62)
Defined benefit plans (net of tax of $(1) and $0)	32	25
Total other comprehensive loss	(27)	(37)
Total comprehensive loss attributable to Navistar International Corporation	$(69)	$(285)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$620	$497
Restricted cash and cash equivalents	—	40
Marketable securities	175	605
Trade and other receivables, net	490	553
Finance receivables, net	1,660	1,758
Inventories	1,352	1,319
Deferred taxes, net	38	55
Other current assets	188	186
Total current assets	4,523	5,013
Restricted cash	115	131
Trade and other receivables, net	22	25
Finance receivables, net	251	280
Investments in non-consolidated affiliates	67	73
Property and equipment (net of accumulated depreciation and amortization of $2,576 and $2,535, respectively)	1,474	1,562
Goodwill	38	38
Intangible assets (net of accumulated amortization of $103 and $109, respectively)	83	90
Deferred taxes, net	135	145
Other noncurrent assets	77	86
Total assets	$6,785	$7,443
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,041	$1,295
Accounts payable	1,330	1,564
Other current liabilities	1,308	1,372
Total current liabilities	3,679	4,231
Long-term debt	4,041	3,929
Postretirement benefits liabilities	2,821	2,862
Deferred taxes, net	14	14
Other noncurrent liabilities	918	1,025
Total liabilities	11,473	12,061
Redeemable equity securities	1	2
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8, shares issued; and $0.10 par value per share and 220 shares authorized, at both dates)	9	9
Additional paid-in capital	2,500	2,500
Accumulated deficit	(4,724)	(4,682)
Accumulated other comprehensive loss	(2,290)	(2,263)
Common stock held in treasury, at cost (5.3 and 5.4 shares, respectively)	(218)	(221)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,720)	(4,654)
Stockholders’ equity attributable to non-controlling interests	31	34
Total stockholders’ deficit	(4,689)	(4,620)
Total liabilities and stockholders’ deficit	$6,785	$7,443

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2015	2014
Cash flows from operating activities
Net loss	$(33)	$(239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	55
Depreciation of equipment leased to others	21	31
Deferred taxes, including change in valuation allowance	(12)	(18)
Asset impairment charges	7	18
Amortization of debt issuance costs and discount	9	14
Stock-based compensation	2	5
Provision for doubtful accounts, net of recoveries	(3)	2
Equity in income of non-consolidated affiliates, net of dividends	5	2
Other non-cash operating activities	(11)	(9)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(254)	46
Net cash used in operating activities	(211)	(93)
Cash flows from investing activities
Purchases of marketable securities	(140)	(378)
Sales of marketable securities	507	521
Maturities of marketable securities	63	57
Net change in restricted cash and cash equivalents	53	(24)
Capital expenditures	(17)	(21)
Purchases of equipment leased to others	(10)	(49)
Proceeds from sales of property and equipment	1	10
Investments in non-consolidated affiliates	—	(2)
Net cash provided by investing activities	457	114
Cash flows from financing activities
Proceeds from issuance of securitized debt	250	82
Principal payments on securitized debt	(267)	(94)
Proceeds from issuance of non-securitized debt	35	47
Principal payments on non-securitized debt	(78)	(53)
Net decrease in notes and debt outstanding under revolving credit facilities	(43)	(197)
Principal payments under financing arrangements and capital lease obligations	—	(4)
Debt issuance costs	(4)	(3)
Proceeds from financed lease obligations	10	20
Proceeds from exercise of stock options	—	16
Dividends paid by subsidiaries to non-controlling interest	(12)	(20)
Net cash used in financing activities	(109)	(206)
Effect of exchange rate changes on cash and cash equivalents	(14)	(21)
Increase (decrease) in cash and cash equivalents	123	(206)
Cash and cash equivalents at beginning of the period	497	755
Cash and cash equivalents at end of the period	$620	$549

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(42)	—	—	9	(33)
Total other comprehensive loss	—	—	—	—	(27)	—	—	(27)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(4)	—	—	3	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(12)	(12)
Balance as of January 31, 2015	$3	$9	$2,500	$(4,724)	$(2,290)	$(218)	$31	$(4,689)

Balance as of October 31, 2013	3	9	2,477	(4,063)	(1,824)	(251)	44	(3,605)
Net income (loss)	—	—	—	(248)	—	—	9	(239)
Total other comprehensive loss	—	—	—	—	(37)	—	—	(37)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(5)	—	—	21	—	16
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(20)	(20)
Balance as of January 31, 2014	$3	$9	$2,478	$(4,311)	$(1,861)	$(230)	$33	$(3,879)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 12, Segment Reporting.
Our fiscal year ends on October 31. As such, all references to 2015 and 2014 contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
Certain reclassifications were made to prior period amounts to conform to the 2015 presentation, which relate to the realignment of our reporting segments that became effective during the first quarter of 2015. For more information, see Note 12, Segment Reporting.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2014, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Variable Interest Entities
We have an interest in several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary because we have the power to direct the activities of the VIE that most significantly impact its economic performance and we have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of these VIEs. Assets of these entities are not readily available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford. As a result, our Consolidated Balance Sheets include assets of $268 million and $297 million and liabilities of $217 million and $250 million as of January 31, 2015 and October 31, 2014, respectively, from BDP and BDT, including $103 million and $77 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. In September 2013, we agreed with Ford to extend the BDT joint venture through February 2015, and in October 2014, Ford and the Company agreed to extend the BDT joint venture through April 2015. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.1 billion at January 31, 2015 and October 31, 2014, and liabilities of $866 million and $896 million as of January 31, 2015 and October 31, 2014, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include assets of $128 million and $156 million at January 31, 2015 and October 31, 2014, respectively, and corresponding liabilities of $54 million, at both dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2015	2014
Balance at beginning of period	$1,197	$1,349
Costs accrued and revenues deferred	50	71
Currency translation adjustment	(2)	(2)
Adjustments to pre-existing warranties(A)	(57)	52
Payments and revenues recognized	(105)	(132)
Balance at end of period	1,083	1,338
Less: Current portion	497	602
Noncurrent accrued product warranty and deferred warranty revenue	$586	$736
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

In the first quarter of 2015, we recognized a benefit for adjustments to pre-existing warranties of $57 million or a benefit of $0.70 per diluted share. In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or charges of $0.64 per diluted share. The impact of income taxes on the 2015 and 2014 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $427 million and $437 million at January 31, 2015 and October 31, 2014, respectively. Revenue recognized under our extended warranty programs was $37 million and $27 million, in the three months ended January 31, 2015 and 2014, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of January 31, 2015, approximately 6,300, or 71%, of our hourly workers and approximately 300, or 5%,

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. On February 9, 2015, our United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2014. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Recently Adopted Accounting Standards
In the three months ended January 31, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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
2. Restructurings and Impairments
Restructuring charges are recorded based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at January 31, 2015
Employee termination charges	$8	$3	$(3)	$(1)	$7
Lease vacancy	11	—	(2)	—	9
Other	1	—	—	—	1
Restructuring liability	$20	$3	$(5)	$(1)	$17

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at January 31, 2014
Employee termination charges	$15	$2	$(5)	$(1)	$11
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	—	(2)	—	16
Other	1	—	(1)	1	1
Restructuring liability	$34	$3	$(9)	$—	$28
North American Manufacturing Restructuring Activities
We continue to focus on improving our core North American Truck and Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

businesses. We are using a Return-On-Invested-Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
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
Huntsville Facility
In February 2014, the Company announced plans to consolidate its mid-range engine manufacturing footprint and relocate mid-range engine production from its Huntsville, Alabama, facility ("Huntsville Facility") to its Melrose Park, Illinois facility ("Melrose Park Facility"). As a result, in the first quarter of 2014, the Truck segment recognized restructuring charges of $1 million for personnel costs related to employee terminations and $2 million for inventory reserves related to the idled production equipment at the Huntsville Facility. These charges are reported within Cost of products sold in the Company's Consolidated Statements of Operations.
Foundry Facilities
In the fourth quarter of 2014, as part of our ROIC evaluation, we recognized certain impairment and other charges related to our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. In the first quarter of 2015, the Truck segment recognized charges of $13 million for the acceleration of depreciation of certain assets related to the foundry facilities. These charges are reported within Cost of products sold in the Company's Consolidated Statements of Operations. We expect to incur the remaining accelerated depreciation charges through the third quarter of 2015.
Asset Impairments
The following table reconciles our impairment charges in our Consolidated Statements of Operations

	Three Months Ended January 31,
(in millions)	2015	2014
Indefinite-lived intangible asset impairment charge	$—	$16
Other asset impairment charges related to continuing operations	7	2
Total asset impairment charges	$7	$18
In the first quarter of 2015, the Company concluded it had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges, which are recognized in Asset impairment charges in the Company's Consolidated Statements of Operations.
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $18 million that was recognized in the three months ended January 31, 2014 in Asset impairment charges in the Company's Consolidated Statements of Operations.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.4 billion and $2.6 billion as of January 31, 2015 and October 31, 2014, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.9 billion and $2.0 billion as of January 31, 2015 and October 31, 2014, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net consist of the following:

(in millions)	January 31, 2015	October 31, 2014
Retail portfolio	$648	$726
Wholesale portfolio	1,289	1,339
Total finance receivables	1,937	2,065
Less: Allowance for doubtful accounts	26	27
Total finance receivables, net	1,911	2,038
Less: Current portion, net(A)	1,660	1,758
Noncurrent portion, net	$251	$280
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2015 and October 31, 2014, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.0 billion and $996 million as of January 31, 2015 and October 31, 2014, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $75 million and $93 million as of January 31, 2015 and October 31, 2014, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended January 31,
(in millions)	2015	2014
Retail notes and finance leases revenue	$13	$17
Wholesale notes interest	24	18
Operating lease revenue	15	14
Retail and wholesale accounts interest	8	6
Gross finance revenues	60	55
Less: Intercompany revenues	(24)	(16)
Finance revenues	$36	$39
4. Allowance for Doubtful Accounts
Our two finance receivables portfolio segments, retail and wholesale, each consist of one class of receivable based on: (i) initial measurement attributes of the receivables, and (ii) the assessment and monitoring of risk and performance of the receivables. For more information, see Note 3, Finance Receivables.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	2	—	—	2
Charge-off of accounts(A)	(1)	—	(3)	(4)
Other(B)	(2)	—	(3)	(5)
Allowance for doubtful accounts, at end of period	$23	$3	$32	$58

	Three Months Ended January 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	4	—	2	6
Charge-off of accounts(A)	(2)	—	—	(2)
Other(B)	(1)	—	(3)	(4)
Allowance for doubtful accounts, at end of period	$22	$2	$36	$60
________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were both less than $1 million, in three months ended January 31, 2015 and 2014, respectively.

(B) Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$17	$—	$17	$20	$—	$20
Impaired finance receivables without specific loss reserves	3	—	3	1	—	1
Specific loss reserves on impaired finance receivables	8	—	8	6	—	6
Finance receivables on non-accrual status	21	—	21	21	—	21
For the impaired finance receivables in the retail portfolio as of January 31, 2015 and 2014, the average balances of those receivables were $19 million and $14 million during the three months ended January 31, 2015 and 2014, respectively.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$562	$1,286	$1,848	$643	$1,333	$1,976
30-90 days past due	66	2	68	64	2	66
Over 90 days past due	20	1	21	19	4	23
Total finance receivables	$648	$1,289	$1,937	$726	$1,339	$2,065

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

5. Inventories
The following table presents the components of Inventories:

(in millions)	January 31, 2015	October 31, 2014
Finished products	$859	$880
Work in process	67	50
Raw materials	426	389
Total inventories	$1,352	$1,319
6. Debt

(in millions)	January 31, 2015	October 31, 2014
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2017, net of unamortized discount of $3, at both dates	$694	$694
8.25% Senior Notes, due 2021, net of unamortized discount of $19 and $20, respectively	1,181	1,180
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $18 and $19, respectively	182	181
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $38 and $40, respectively	373	371
Debt of majority-owned dealerships	28	30
Financing arrangements and capital lease obligations	51	54
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	8	10
Financed lease obligations	160	184
Other	27	29
Total Manufacturing operations debt	2,929	2,958
Less: Current portion	114	100
Net long-term Manufacturing operations debt	$2,815	$2,858

(in millions)	January 31, 2015	October 31, 2014
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	$887	$914
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	1,169	1,242
Commercial paper, at variable rates, program matures in 2017	64	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	33	36
Total Financial Services operations debt	2,153	2,266
Less: Current portion	927	1,195
Net long-term Financial Services operations debt	$1,226	$1,071
Manufacturing Operations
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
During the second quarter of 2014, the Company used proceeds from the private issuance of $411 million of 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes"), as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. The Company recorded a charge of $11 million related to the repurchase which was recognized in Other expense (income), net. In conjunction with the repurchases of the 2014 Convertible Notes, call options representing 8,026,456 shares expired or were unwound by the Company and warrants representing 6,523,319 shares were unwound by the Company. On October 15, 2014, upon maturity the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.
During the first quarter of 2015, warrants representing 1,939,376 shares were unwound by the Company. As of January 31, 2015, there were 2,875,175 warrants outstanding which will expire on April 10, 2015.
Financial Services Operations
Asset-backed Debt
In January 2015, the maturity date of the $500 million variable funding notes "VFN" facility was extended from March 2015 to January 2016.
In November 2014, NFC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $200 million of investor notes that matured in January 2015. Also in November 2014, the wholesale note owner trust was amended to reduce customer concentration restrictions.
Bank Revolvers and Commercial Paper
In January 2015, NFC paid $125 million in cash dividends to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in the NFC bank credit facility.
Effective December 2014, our Mexican financial services operation entered into a new two-year commercial paper program for up to P$1.8 billion (the equivalent of approximately US$121 million at January 31, 2015). This program replaces the existing program that was to mature in August 2015.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2015 and 2014, we contributed $30 million and $29 million, respectively, to our pension plans to meet regulatory funding requirements. In August 2014, the Highway and Transportation Funding Act of 2014 ("HATFA"), including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations. We currently anticipate additional contributions of $117 million to our pension plans during the remainder of 2015.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2015 and 2014, as well as anticipated contributions for the remainder of 2015, are not material.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2015	2014	2015	2014
Service cost for benefits earned during the period	$3	$4	$1	$1
Interest on obligation	36	39	18	17
Amortization of cumulative loss	25	24	10	4
Amortization of prior service benefit	—	—	(1)	(1)
Premiums on pension insurance	1	—	—	—
Expected return on assets	(49)	(48)	(7)	(8)
Net postretirement benefits expense	$16	$19	$21	$13
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. The Company deposits the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $9 million and $8 million in the three months ended January 31, 2015 and 2014, respectively.
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
The Company's contingent profit sharing obligations under a certain Supplemental Benefits Profit Sharing Plan ("Supplemental Benefit Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information, see Note 11, Commitments and Contingencies, for a discussion of pending litigation regarding the Supplemental Benefit Profit Sharing Plan.

8. Income Taxes
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2015, the amount of liability for uncertain tax

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

positions was $45 million. The liability at January 31, 2015 of $45 million has a recorded offsetting tax benefit associated with various issues that total to $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax (expense) benefit. For the three months ended January 31, 2015 and 2014, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million and income tax benefit of $3 million, respectively.
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
9. Fair Value Measurements
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
Derivative Assets and Liabilities—We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active. Measurements based upon these unobservable inputs are classified within Level 3. For more information regarding derivatives, see Note 10, Financial Instruments and Commodity Contracts.
Guarantees—We provide certain guarantees of payments and residual values to specific counterparties. Fair value of these guarantees is based upon internally developed models that utilize current market-based assumptions and historical data. We classify these liabilities within Level 3. For more information regarding guarantees, see Note 11, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	January 31, 2015				October 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$110	$—	$—	$110	$256	$—	$—	$256
Other	65	—	—	65	349	—	—	349
Derivative financial instruments:
Interest rate caps(A)	—	—	—	—	—	1	—	1
Total assets	$175	$—	$—	$175	$605	$1	$—	$606
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$9	$—	$9	$—	$2	$—	$2
Foreign currency contracts(C)	—	1	—	1	—	—	—	—
Guarantees	—	—	8	8	—	—	8	8
Total liabilities	$—	$10	$8	$18	$—	$2	$8	$10
_________________________

(A)	The asset value of interest rate caps are included in other noncurrent assets as of October 31, 2014 in the accompanying Consolidated Balance Sheets.

(B)	The liability value of commodity forward contracts are included in other current liabilities as of January 31, 2015 and October 31, 2014 in the accompanying Consolidated Balance Sheets.

(C)	The liability value of foreign currency contracts are included in other current liabilities as of January 31, 2015 in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2015	2014
Guarantees, at November 1	$(8)	$(6)
Transfers out of Level 3	—	—
Issuances	—	—
Settlements	—	—
Guarantees, at January 31	$(8)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	January 31, 2015	October 31, 2014
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$17	$20
Specific loss reserve	(8)	(6)
Fair value	$9	$14
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

In the first quarter of 2014, the Truck segment recorded asset impairment charges of $18 million which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. These charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the market approach to determine the fair values of these Level 2 assets.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$229	$229	$226
Notes receivable	—	—	7	7	7
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	711	711	694
8.25% Senior Notes, due 2021	1,195	—	—	1,195	1,181
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	186	186	182
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	372	372	373
Debt of majority-owned dealerships	—	—	28	28	28
Financing arrangements	—	—	21	21	47
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	242	—	242	225
Promissory Note	—	—	8	8	8
Financed lease obligations	—	—	160	160	160
Other	—	—	25	25	27
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	886	886	887
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	—	—	1,151	1,151	1,169
Commercial paper, at variable rates, program matures in 2017	64	—	—	64	64
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	33	33	33

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
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the fair value is based on internally developed valuation techniques such as discounted cash flow modeling for Level 3 convertible notes which include the equity feature.

10. Financial Instruments and Commodity Contracts
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2015 and 2014. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2015 and 2014.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $5 million was provided at January 31, 2015 and no collateral was

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

provided as of October 31, 2014. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At January 31, 2015, we had no exposure to the credit risk of others and at October 31, 2014, our exposure to the credit risk of others was $1 million.

	Location in Consolidated Statements of Operations	Three Months Ended January 31,
(in millions)		2015	2014
Cross currency swaps	Other (income) expense, net	$2	$1
Interest rate caps	Interest expense	—	(1)
Foreign currency contracts	Other (income) expense, net	1	—
Commodity forward contracts	Costs of products sold	10	—
Total loss		$13	$—
Foreign Currency Contracts
During 2015 and 2014, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Brazilian Reais and Euros. All contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the respective foreign currency.
The following table presents the outstanding foreign currency contracts as of January 31, 2015 and October 31, 2014:

(in millions)	Currency	Notional Amount	Maturity
As of January 31, 2015
Forward exchange contract	EUR	€6	February 2015
Forward exchange contract	EUR	€6	March 2015
Forward exchange contract	EUR	€6	April 2015
Forward exchange contract	EUR	€12	May 2015-October 2015(A)
As of October 31, 2014
Forward exchange contract	EUR	€4	November 2014
Forward exchange contract	EUR	€4	December 2014
Forward exchange contract	EUR	€5	January 2015
Forward exchange contract	EUR	€9	February 2015 - October 2015(B)
_________________________
(A) Forward exchange contracts of €2 expire on the last day of each month from May 2015 through October 2015.

(B)	Forward exchange contracts of €1 expire on the last day of each month from February 2015 through October 2015.
Commodity Forward Contracts
During 2015 and 2014, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of January 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $26 million and outstanding steel contracts with aggregate notional values of $13 million. The commodity forward contracts have maturity dates ranging from March 31, 2015 to October 31, 2015. As of October 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $23 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of January 31, 2015 and October 31, 2014, the notional amount of our outstanding cross currency swaps was $23 million and $27 million, respectively. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities and fluctuations in the value of the peso, as required under Mexican bank credit facilities. As of January 31, 2015 and October 31, 2014, the notional amount of our outstanding interest rate caps was $121 million and $134 million, respectively.
11. Commitments and Contingencies
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.5 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2015 and October 31, 2014, financed through the GE Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.2 billion and $2.3 billion at January 31, 2015 and October 31, 2014, respectively. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $139 million and financed lease obligations of $158 million in our Consolidated Balance Sheets for the period ended January 31, 2015.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2015, the amount of stand-by letters of credit and surety bonds was $88 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of January 31, 2015, the total credit limit under this program was $11 million of which $7 million was unused.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In addition, as of January 31, 2015, we have entered into various purchase commitments of $154 million and contracts that have cancellation fees of $39 million with various expiration dates through 2020.
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
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2015. The majority of these accrued liabilities are expected to be paid subsequent to 2015.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefits Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

properly calculate profit sharing contributions due under the Supplemental Benefits Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefits Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefits Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit and the briefs for the appeal were completed in June 2014. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. Oral argument before the Court of Appeals for the 6th Circuit occurred on January 14, 2015, and the appeal is pending.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at January 31, 2015), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1.1 million at January 31, 2015). In November 2014, IIAA extended a settlement offer and the parties remain in discussions regarding this matter.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against NIC, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, five additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, sixteen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Southern District of Texas, the District of Minnesota and the Middle District of Pennsylvania (together with the Par 4 Action, the "U.S. Actions"). The U.S. Actions alleged matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On October 3, 2014, NIC and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Action") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the U.S. Actions then pending, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts. On December 17, 2014, Navistar's motion was granted. The MDL Panel issued an order consolidating all of the U.S. Actions pending on the date the motion was filed before Judge Gottschall in the United States District Court for the Northern District of Illinois. The MDL Panel also consolidated certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts, with the exception of one matter. For putative class action lawsuits filed subsequent to Navistar’s original motion, we continue to request that the MDL Panel similarly transfer and consolidate these U.S Actions. At the request of the various law firms representing the plaintiffs in the U.S. Actions, Judge Gottschall set a briefing schedule for the appointment of interim class counsel. On the Court's own motion, a status hearing scheduled for February 20, 2015 was stricken.
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
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013. The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. In December 2013, we filed a motion to dismiss the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

consolidated amended complaint. In July, 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint. In August, 2014, the plaintiff timely filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants, asserting claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period by changing the class period commencement date from June 9, 2009 to March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint in September, 2014 and in October, 2014, the plaintiff filed its opposition to defendants Motion to Dismiss. In November, 2014, defendants filed their reply brief in support of defendants Motion to Dismiss the Second Amended Complaint. Also in November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. The Court had set a ruling date on the Motion to Dismiss the Second Amended Complaint for February 17, 2015. On the Court's own motion, the ruling date was extended to April 15, 2015.
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
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's Motion to Dismiss the consolidated amended complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on defendant's Motion to Dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ Motion to Dismiss the Second Amended Complaint in the 10b-5 Cases.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$24 million as of January 31, 2015), including penalties and interest, from a group of four truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$48 million as of January 31, 2015) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014 Navitrucks amended their counterclaims by increasing the amount of damages and as of January 31, 2015 the amount of damages claimed by Navitrucks is R$178 million (approximately US$66 million as of January 31, 2015). The first phase of the arbitration proceeding will address only the validity of the arbitration clause in the truck dealer agreements and its application to these claims. The issue has been briefed by the parties and the arbitral tribunal has set an evidentiary hearing date of March 15, 2015.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
In addition, two other truck dealers and a truck fleet owner in Brazil have initiated separate adversarial proceedings against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Other
U.S. Securities and Exchange Commission Inquiry
In June 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the SEC in connection with their inquiry. In December 2014, the SEC filed an application in the United States District Court for the Northern District of Illinois seeking an order compelling the production of certain documents withheld by Navistar from its responses to the administrative subpoenas on the basis of attorney-client privilege and/or work product doctrine. The discovery dispute involves a small number of documents in relation to the number of documents already produced by Navistar. The court set a status hearing on this matter for April 2, 2015. We continue to cooperate with the SEC in this matter. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
12. Segment Reporting
During November 2014, we announced changes in our leadership team and in our organizational and reporting structures. We believe this realignment will guide us into the future and enable us to accelerate our performance as we finish the turnaround. These changes impact how our Chief Operating Decision Maker (“CODM”) assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we identified the following changes within our reportable segments:

•	The export truck and parts operations, formerly in our Global Operations segment, are now included within the results of our Truck and Parts segments, respectively.

•	Parts required to support the military truck lines, formerly within our Parts segment, are now included within the results of our Truck segment.
All prior period segment information has been updated to conform to the 2015 presentation. Other than the changes noted above, there were no material changes to the reportable segments disclosed in our Annual Report on Form 10-K for the year ended October 31, 2014. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations, or cash flows for the periods presented.
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, along with production of engines under the MaxxForce brand name and parts required to support the military truck lines, in the markets that include sales in the U.S., Canada, Mexico, and within our export truck business. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial truck, IC Bus, MaxxForce engine lines, and export parts business, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. Also included in the Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

•
Our Global Operations segment primarily consists of the IIAA (formerly MWM International Industria De Motores Da America Do Sul Ltda. ("MWM")) engine and truck operations in Brazil. The IIAA engine operations produce diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In addition, our Global Operations segment includes the operating results of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

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
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2015
External sales and revenues, net	$1,631	$614	$138	$36	$2	$2,421
Intersegment sales and revenues	74	12	14	24	(124)	—
Total sales and revenues, net	$1,705	$626	$152	$60	$(122)	$2,421
Income (loss) from continuing operations attributable to NIC, net of tax	$(18)	$145	$(15)	$24	$(178)	$(42)
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$(18)	$145	$(15)	$24	$(171)	$(35)
Depreciation and amortization	$52	$3	$7	$12	$5	$79
Interest expense	—	—	—	20	57	77
Equity in income (loss) of non-consolidated affiliates	2	1	(1)	—	—	2
Capital expenditures(B)	14	—	2	—	1	17

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2014
External sales and revenues, net	$1,391	$574	$204	$39	$—	$2,208
Intersegment sales and revenues	60	12	8	16	(96)	—
Total sales and revenues, net	$1,451	$586	$212	$55	$(96)	$2,208
Income (loss) from continuing operations attributable to NIC, net of tax	$(208)	$108	$(35)	$23	$(137)	$(249)
Income tax benefit	—	—	—	—	12	12
Segment profit (loss)	$(208)	$108	$(35)	$23	$(149)	$(261)
Depreciation and amortization	$58	$4	$8	$10	$6	$86
Interest expense	—	—	—	17	65	82
Equity in income (loss) of non-consolidated affiliates	1	1	(2)	—	—	—
Capital expenditures(B)	12	4	3	1	1	21

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2015	$2,260	$656	$549	$2,375	$945	$6,785
October 31, 2014	2,245	672	657	2,598	1,271	7,443
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $45 million and $40 million for the three months ended January 31, 2015 and 2014, respectively.

(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive income (loss) before reclassifications	—	(59)	—	(59)
Amounts reclassified out of accumulated other comprehensive loss	—	—	32	32
Net current-period other comprehensive income (loss)	—	(59)	32	(27)
Balance as of January 31, 2015	$1	$(186)	$(2,105)	$(2,290)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plan	Total
Balance as of October 31, 2013	$—	$(75)	$(1,749)	$(1,824)
Other comprehensive loss before reclassifications	—	(62)	(1)	(63)
Amounts reclassified out of accumulated other comprehensive loss	—	—	26	26
Net current-period other comprehensive income (loss)	—	(62)	25	(37)
Balance as of January 31, 2014	$—	$(137)	$(1,724)	$(1,861)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

		Three Months Ended January 31,
	Location in Consolidated Statements of Operations	2015	2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	33	27
Total reclassifications for the period (net of tax of $0 at both dates)		$32	$26

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended January 31,
(in millions, except per share data)	2015	2014
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(42)	$(249)
Income from discontinued operations, net of tax	—	1
Net loss	$(42)	$(248)

Denominator:
Weighted average shares outstanding:
Basic	81.5	81.2
Effect of dilutive securities	—	—
Diluted	81.5	81.2

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.52)	$(3.07)
Discontinued operations	—	0.02
Net loss	$(0.52)	$(3.05)
Diluted:
Continuing operations	$(0.52)	$(3.07)
Discontinued operations	—	0.02
Net loss	$(0.52)	$(3.05)
The conversion rate on our 2014 Convertible Notes were 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants were anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, the Company unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes. On October 15, 2014, upon maturity the 2014 Convertible Notes were repaid in full. During the first quarter of 2015, the Company unwound warrants representing 1.9 million shares associated with the 2014 Convertible Notes. The outstanding warrants of 2.9 million shares will expire on April 10, 2015.
The conversion rate on our 4.50% Senior Subordinated Convertible Notes due 2018 ("the 2018 Convertible Notes") is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $58.40.
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
For the three months ended January 31, 2015 and 2014, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the three months ended January 31, 2015 and 2014, the aggregate shares not included were 17 million and 31 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

For the three months ended January 31, 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 2.9 million shares related to the warrants, 3.4 million shares were related to the 2018 Convertible Notes, and 7.6 million were related to the 2019 Convertible Notes.
For the three months ended January 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants, 11.3 million shares related to the 2014 Convertible Notes, and 3.4 million shares related to the 2018 Convertible Notes.
15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of January 31, 2015 and October 31, 2014, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three months ended January 31, 2015 and 2014, and condensed consolidating statements of cash flows for three months ended January 31, 2015 and 2014.
The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2021, and obligations under our Loan Agreement related to the Tax Exempt Bonds. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indenture for each of the 8.25% Senior Notes, due 2021, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,610	$1,768	$(957)	$2,421
Costs of products sold	—	1,409	1,570	(934)	2,045
Restructuring charges	—	3	—	—	3
Asset impairment charges	—	7	—	—	7
All other operating expenses (income)	23	264	125	(18)	394
Total costs and expenses	23	1,683	1,695	(952)	2,449
Equity in income (loss) of affiliates	(19)	15	1	5	2
Income (loss) before income taxes	(42)	(58)	74	—	(26)
Income tax expense	—	(1)	(6)	—	(7)
Earnings (loss) from continuing operations	(42)	(59)	68	—	(33)
Income from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(42)	(59)	68	—	(33)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(42)	$(59)	$59	$—	$(42)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(42)	$(59)	$59	$—	$(42)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59)	—	59	(59)	(59)
Unrealized gain on marketable securities	—	—	—	—	—
Defined benefit plans (net of tax of $(1), $0, $(1), $1 and, $(1), respectively)	32	31	1	(32)	32
Total other comprehensive income (loss)	(27)	31	60	(91)	(27)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(69)	$(28)	$119	$(91)	$(69)

Condensed Consolidating Balance Sheet as of January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$185	$40	$395	$—	$620
Marketable securities	100	—	75	—	175
Restricted cash	19	7	89	—	115
Finance and other receivables, net	6	140	2,301	(24)	2,423
Inventories	—	873	491	(12)	1,352
Investments in non-consolidated affiliates	(7,291)	6,423	64	871	67
Property and equipment, net	—	788	693	(7)	1,474
Goodwill	—	—	38	—	38
Deferred taxes, net	5	9	159	—	173
Other	34	137	181	(4)	348
Total assets	$(6,942)	$8,417	$4,486	$824	$6,785
Liabilities and stockholders’ equity (deficit)
Debt	$1,961	$910	$2,217	$(6)	$5,082
Postretirement benefits liabilities	—	2,682	234	—	2,916
Amounts due to (from) affiliates	(7,780)	11,888	(4,172)	64	—
Other liabilities	3,596	258	(306)	(73)	3,475
Total liabilities	(2,223)	15,738	(2,027)	(15)	11,473
Redeemable equity securities	1	—	—	—	1
Stockholders’ equity attributable to non-controlling interest	—	—	31	—	31
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,720)	(7,321)	6,482	839	(4,720)
Total liabilities and stockholders’ equity (deficit)	$(6,942)	$8,417	$4,486	$824	$6,785

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(194)	$(46)	$(112)	$141	$(211)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	(3)	56	—	53
Net sales of marketable securities	278	—	152	—	430
Capital expenditures and purchase of equipment leased to others	—	(8)	(19)	—	(27)
Other investing activities	—	—	1	—	1
Net cash provided by (used in) investment activities	278	(11)	190	—	457
Cash flows from financing activities
Net borrowings (repayments) of debt	—	34	(80)	(61)	(107)
Other financing activities	—	10	68	(80)	(2)
Net cash provided by (used in) financing activities	—	44	(12)	(141)	(109)
Effect of exchange rate changes on cash and cash equivalents	—	—	(14)	—	(14)
Increase (decrease) in cash and cash equivalents	84	(13)	52	—	123
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$185	$40	$395	$—	$620

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,424	$1,729	$(945)	$2,208
Costs of products sold	—	1,425	1,531	(942)	2,014
Restructuring charges	—	2	1	—	3
Asset impairment charges	—	—	18	—	18
All other operating expenses (income)	36	241	159	(11)	425
Total costs and expenses	36	1,668	1,709	(953)	2,460
Equity in income (loss) of affiliates	(212)	(11)	(1)	224	—
Income (loss) before income taxes	(248)	(255)	19	232	(252)
Income tax benefit	—	7	5	—	12
Earnings (loss) from continuing operations	(248)	(248)	24	232	(240)
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(248)	(248)	25	232	(239)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(248)	$(248)	$16	$232	$(248)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(248)	$(248)	$16	$232	$(248)
Other comprehensive income (loss):
Foreign currency translation adjustment	(62)	—	(62)	62	(62)
Defined benefit plans (net of tax of $0 for all entities)	25	25	—	(25)	25
Total other comprehensive income (loss)	(37)	25	(62)	37	(37)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(285)	$(223)	$(46)	$269	$(285)

Condensed Consolidating Balance Sheet as of October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$101	$53	$343	$—	$497
Marketable securities	379	—	226	—	605
Restricted cash	19	4	148	—	171
Finance and other receivables, net	—	124	2,504	(12)	2,616
Inventories	—	792	539	(12)	1,319
Investments in non-consolidated affiliates	(7,245)	6,410	71	837	73
Property and equipment, net	—	827	740	(5)	1,562
Goodwill	—	—	38	—	38
Deferred taxes, net	5	9	185	1	200
Other	34	137	194	(3)	362
Total assets	$(6,707)	$8,356	$4,988	$806	$7,443
Liabilities and stockholders’ equity (deficit)
Debt	$1,958	$937	$2,336	$(7)	$5,224
Postretirement benefits liabilities	—	2,712	243	—	2,955
Amounts due to (from) affiliates	(7,618)	11,739	(4,267)	146	—
Other liabilities	3,605	370	(22)	(71)	3,882
Total liabilities	(2,055)	15,758	(1,710)	68	12,061
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,654)	(7,402)	6,664	738	(4,654)
Total liabilities and stockholders’ equity (deficit)	$(6,707)	$8,356	$4,988	$806	$7,443

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(446)	$(970)	$368	$955	$(93)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	6	(1)	(29)	—	(24)
Net purchases of marketable securities	264	—	(64)	—	200
Capital expenditures and purchase of equipment leased to others	—	(18)	(52)	—	(70)
Other investing activities	—	1	7	—	8
Net cash provided by (used in) investment activities	270	(18)	(138)	—	114
Cash flows from financing activities
Net borrowings (repayments) of debt	1	936	(204)	(955)	(222)
Other financing activities	16	20	(20)	—	16
Net cash provided by (used in) financing activities	17	956	(224)	(955)	(206)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
Decrease in cash and cash equivalents	(159)	(32)	(15)	—	(206)
Cash and cash equivalents at beginning of the period	336	72	347	—	755
Cash and cash equivalents at end of the period	$177	$40	$332	$—	$549

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2014. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2014 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, MaxxForce® brand diesel engines, IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is the North American truck and parts markets, where we principally participate in the U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
First Quarter Summary
During the first quarter of 2015, we continued to make strides as we shifted from our "Drive-to-Deliver" turnaround plan to a new strategy, which centers around three key components: finishing the turnaround, establishing a leading position in the market based on an uptime advantage, and developing leaders at every level. We believe our new strategy will enable us to continue to improve our sales and market share, reduce costs, and add value for our customers, including providing a lower cost of ownership and improved fuel economy.

We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We believe the new strategy, coupled with our continued focus on optimizing our cost structure, will enable us to build on our progress to-date, improve our financial performance, and achieve our long-term financial goals.
In connection with our new strategy, we announced changes in our leadership team and in our organizational and reporting structures, which we believe will, among other things, guide us into the future and enable us to accelerate our performance now as we finish the turnaround. These changes impact how our Chief Operating Decision Maker (“CODM”) assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we determined that our reporting segments changed in the first quarter of 2015. Our export truck and parts operations, formerly in our Global Operations segment, are now included within the results of our Truck and Parts segments, respectively. Parts required to support the military truck lines, formerly within our Parts segment, are now included within the results of our Truck segment. Our reporting segments are: Truck, Parts, Global Operations (collectively called “Manufacturing operations”), and Financial Services, which consists of Navistar Financial Corporation (“NFC”) and our foreign finance operations (collectively called “Financial Services operations”).
We continue to focus on our Core markets. The market for our core industries is improving. In the first quarter of 2015, the truck industry retail deliveries for our Core markets were up 17% compared to the prior year. Our chargeouts of trucks in our Core markets were up 17%, reflecting a 42% increase in school buses, a 25% increase in Class 6 and 7 medium trucks, a 7% increase of Class 8 heavy trucks, and a 5% increase in Class 8 severe service trucks.
Financial Summary
Continuing Operations Results—In the first quarter of 2015, our consolidated net sales and revenues were $2.4 billion, up 10% compared to the prior year quarter. The 10% increase reflects increased sales in our Truck and Parts segments, partially offset by lower sales in our Global Operations segment.
The improvement by the Truck segment reflects improved Core truck volumes, primarily school buses and Class 6 and 7 medium trucks, and an increase in our export truck operations and BDT joint venture, partially offset by lower used truck sales. The increase in the Parts segment sales is primarily due to improvements in our commercial markets, partially offset by a decline in BDP sales. The decrease in the Global Operations segment is primarily due to lower volumes in our South American engine and Brazil truck operations.
In the first quarter of 2015, we incurred a loss from continuing operations before income taxes of $26 million, compared to a loss from continuing operations of $252 million in 2014. The improvement in our comparative results in 2015 was primarily driven by lower adjustments to pre-existing warranties, favorable product mix within our Core markets, lower foreign exchange losses compared to the first quarter of 2014, and reduced structural costs, partially offset by an increase in our used truck reserves. Our used truck inventory increased to approximately $365 million at January 31, 2015 from $320 million at October 31, 2014 (net of reserves to $300 million from $280 million, respectively, and including approximately $16 million related to our Financial Services segment, in both periods) due, in part, to an increase in used truck trade-ins in connection with sales of newer models.
In the first quarter of 2015, EBITDA was $101 million, compared to an EBITDA loss of $110 million in 2014. Included in the first quarter are $7 million of asset impairment charges and $3 million of restructuring charges, which were offset by a $57 million favorable adjustment to pre-existing warranties, compared to a charge of $52 million in the first quarter of 2014. As a result, adjusted EBITDA was $54 million in the first quarter of 2015 compared to an adjusted EBITDA loss of $37 million in 2014.
In the first quarter of 2015, we recognized income tax expense from continuing operations of $7 million, compared to a tax benefit of $12 million in 2014. The difference in the income tax expense in 2015 and the benefit in 2014 was primarily due to a decrease in uncertain tax positions of $8 million in 2014 and tax benefits recognized for operating losses incurred in Brazil in 2014, with no tax benefit recorded on losses incurred during 2015.
In the first quarter of 2015, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $42 million, or $0.52 per diluted share, compared to a loss of $249 million, or $3.07 per diluted share, in 2014.
We ended the first quarter of 2015 with $795 million of consolidated cash, cash equivalents and marketable securities, compared to $1.1 billion as of October 31, 2014. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in used truck inventory, decreases in accounts payable and other current liabilities, and debt repayments, partially offset by collections of accounts receivable and a decrease in other noncurrent assets.
Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2015 as compared to the quarter ended January 31, 2014

	Three Months Ended January 31,			% Change
(in millions, except per share data and % change)	2015	2014	Change
Sales and revenues, net	$2,421	$2,208	$213	10%
Costs of products sold	2,045	2,014	31	2%
Restructuring charges	3	3	—	—%
Asset impairment charges	7	18	(11)	(61)%
Selling, general and administrative expenses	241	239	2	1%
Engineering and product development costs	79	90	(11)	(12)%
Interest expense	77	82	(5)	(6)%
Other (income) expense, net	(3)	14	(17)	N.M.
Total costs and expenses	2,449	2,460	(11)	—%
Equity in income of non-consolidated affiliates	2	—	2	N.M.
Loss from continuing operations before income taxes	(26)	(252)	226	(90)%
Income tax (expense) benefit	(7)	12	(19)	N.M.
Loss from continuing operations	(33)	(240)	207	(86)%
Less: Net income attributable to non-controlling interests	9	9	—	—%
Loss from continuing operations(A)	(42)	(249)	207	(83)%
Income from discontinued operations, net of tax	—	1	(1)	N.M
Net loss(A)	$(42)	$(248)	$206	(83)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(0.52)	$(3.07)	$2.55	(83)%
Discontinued operations	—	0.02	(0.02)	N.M.
	$(0.52)	$(3.05)	$2.53	(83)%
Diluted weighted average shares outstanding	81.5	81.2	0.3	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended January 31,			% Change
(in millions, except % change)	2015	2014	Change
Truck	$1,705	$1,451	$254	18%
Parts	626	586	40	7%
Global Operations	152	212	(60)	(28)%
Financial Services	60	55	5	9%
Corporate and Eliminations	(122)	(96)	(26)	27%
Total	$2,421	$2,208	$213	10%

The Truck segment net sales increase of $254 million, or 18%, was primarily due to improved Core truck volumes. Chargeouts from our Core market were up 17%, reflecting improvements in all truck classes, primarily school buses and Class 6 and 7 medium trucks. Also contributing to the increase in sales in the first quarter of 2015 was an increase in our export truck operations and BDT joint venture, partially offset by a decrease in used truck sales.
The Parts segment net sales increase of $40 million, or 7%, was primarily due to improvements in our commercial markets, partially offset by a decline in BDP sales. During the first quarter of 2015, sales in the North America commercial parts channel increased by $52 million, or 13%, compared to the first quarter of 2014.
The Global Operations segment net sales decrease of $60 million, or 28%, was primarily due to lower engine volumes in our South American engine operations due to the economic downturn in Brazil, and decreased revenue in our Brazil truck operations due to a large government order in 2014.
The Financial Services segment net revenues increase of $5 million, or 9%, was primarily due to an increase in the average wholesale notes receivables balance, partially offset by a decline in the average retail notes receivables balance.
Costs of products sold
Cost of products sold increased by $31 million, compared to the prior year, reflecting the impact of higher sales in our Truck segment and an increase of $16 million in our used truck reserves, partially offset by lower adjustments to pre-existing warranties and lower net sales in the Global Operations segment.
In the first quarter of 2015, the Company recognized a benefit for adjustments to pre-existing warranties of $57 million compared to charges for adjustments to pre-existing warranties of $52 million in the first quarter of 2014. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Asset impairment charges
In the first quarter of 2015, we recorded asset impairment charges of $7 million, compared to charges of $18 million in the first quarter of 2014. In the first quarter of 2015, the Company recorded asset impairment charges of $7 million related to certain operating leases. In the first quarter of 2014, the Truck segment recorded asset impairment charges of $18 million, which were primarily related to the impairment for certain intangible and long-lived assets, and reflected our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit.
Engineering and product development costs
The Engineering and product development costs decrease of $11 million is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives, as well as a shift in spending from projects that rationalize the content in our MaxxForce 13L engine to projects focused on 2017 GHG emission integration.
Interest expense
In the first quarter of 2015, Interest expense decreased by $5 million compared to the first quarter of 2014, primarily driven by a decrease in our outstanding Manufacturing operations debt balance compared to 2014.
The change in our average outstanding debt balance was primarily the result of the repurchase of a portion of our 2014 Convertible Notes in April 2014 and the repayment of the remainder of our 2014 Convertible Notes in October 2014, partially offset by the private sale of the 2019 Convertible Notes in April 2014.
Other (income) expense, net
In the first quarter of 2015, we recognized other net income of $3 million compared to other net expense of $14 million in the first quarter of 2014. The increase in other income during the first quarter of 2015 is primarily driven by lower foreign exchange losses compared to the first quarter of 2014. During the first quarter of 2014, the Company was unfavorably impacted by the fluctuations of foreign exchange rates, particularly due to the weakening of the Brazilian Real and the Canadian Dollar against the U.S. Dollar.
Income tax (expense) benefit
In the first quarter of 2015, we recognized an income tax expense from continuing operations of $7 million, compared to a tax benefit of $12 million in the first quarter of 2014. The difference in the income tax expense in 2015 and the benefit in 2014 was due to a decrease in uncertain tax positions of $8 million in 2014 and tax benefits recognized for operating losses incurred in Brazil in 2014, with no tax benefit recorded on losses incurred during 2015.
In both periods, the impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.
At October 31, 2014, we had $2.7 billion of U.S. federal net operating losses and $240 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S. state and foreign net operating losses that are available to reduce cash payments in future periods. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more-likely-than-not those deferred tax assets will not be realized. It is reasonably possible within the next 12 months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 8, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2015 and 2014 relates to Ford's non-controlling interest in BDP.
Segment Results of Continuing Operations
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 12, Segment Reporting, to the accompanying consolidated financial statements.
Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2015	2014	Change	% Change
Truck segment sales, net	$1,705	$1,451	$254	18%
Truck segment loss	(18)	(208)	190	(91)%
Segment sales
The Truck segment net sales increase of $254 million, or 18%, was primarily due to improved Core truck volumes. Truck chargeouts from our Core market were up 17%, reflecting a 42% increase in school buses, a 25% increase in Class 6 and 7 medium trucks, a 7% increase of Class 8 heavy trucks, and a 5% increase in Class 8 severe service trucks. Also contributing to the increase in sales in the first quarter of 2015 is an increase in our export truck operations and BDT joint venture, partially offset by a decrease in used truck sales.
Segment loss
The Truck segment improved its segment loss by $190 million, primarily driven by lower charges for adjustments to pre-existing warranties. The Truck segment recorded a benefit for adjustments to pre-existing warranties of $55 million in the first quarter of 2015, compared to charges for adjustments to pre-existing warranties of $52 million in the first quarter of 2014. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. In addition, gross margin in 2015 was favorably impacted by a shift in product mix in our Core markets, partially offset by a charge of $22 million for our used truck reserves.
In the first quarter of 2015, Selling, general and administrative ("SG&A") expenses and Engineering and product development costs continued to decline. SG&A expenses decreased by $20 million, reflecting the impact of our cost-reduction initiatives. Engineering and product development costs decreased by $10 million, primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as a shift in spending from projects that rationalize the content in our MaxxForce 13L engine to projects focused on 2017 GHG emission integration.
In addition, the segment recorded certain other charges. The first quarter of 2015 included a charge of $13 million of accelerated depreciation for certain assets related to the foundry facilities. Additionally, the segment recorded asset impairment charges of $7 million in the first quarter of 2015 compared to asset impairment charges of $18 million in the first quarter of 2014. The charges in the first quarter of 2014 were for certain intangible and long-lived assets and reflect our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information on the other asset impairment charges, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2015	2014	Change	% Change
Parts segment sales, net	$626	$586	$40	7%
Parts segment profit	145	108	37	34%
Segment sales
The Parts segment net sales increase of $40 million, or 7%, was primarily due to improvements in our commercial markets, partially offset by a decline in BDP sales. During the first quarter of 2015, sales in the North America commercial parts channel increased by $52 million, or 13%, compared to the first quarter of 2014.
Segment profit
The increase in the Parts segment profit of $37 million was primarily due to margin improvements in our commercial markets and, to a lesser extent, lower intercompany "access fees" due to cost-reduction initiatives in the Truck segment. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2015	2014	Change	% Change
Global Operations segment sales, net	$152	$212	$(60)	(28)%
Global Operations segment loss	(15)	(35)	20	(57)%
Segment sales
The Global Operations segment net sales decrease of $60 million, or 28%, was driven by a decrease of $36 million in our South America engine operations. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 18% in 2015. The decrease in 2015 was also attributable to a decrease in revenue from our Brazil truck operations due to a large government order in 2014.
Segment loss
The Global Operations segment loss improved by $20 million due to lower manufacturing and structural costs as a result of our restructuring and cost-reduction efforts and lower foreign exchange losses.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2015	2014	Change	% Change
Financial Services segment revenues, net	$60	$55	$5	9%
Financial Services segment profit	24	23	1	4%
Segment revenues
In the first quarter of 2015, net revenues in the Financial Services segment increased by $5 million, or 9%, primarily driven by an increase in the average wholesale notes receivable balance, partially offset by a decline in the average retail notes receivable balance. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio.
Segment profit
The Financial Services segment profit was comparable to the prior year, as the increase in the average wholesale notes receivable balance was offset by a decline in the average retail notes receivable balance.

Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units, chargeout units, and engine shipments. These tables present key metrics and trends that provide quantitative measures on the performance of the Truck and Global Operations segments.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Core truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended January 31,
(in units)	2015	2014	Change	% Change
Core Markets (U.S. and Canada)
School buses	5,700	5,300	400	8%
Class 6 and 7 medium trucks	18,000	15,700	2,300	15%
Class 8 heavy trucks	50,400	42,600	7,800	18%
Class 8 severe service trucks	14,300	12,100	2,200	18%
Total Core markets	88,400	75,700	12,700	17%
Combined class 8 trucks	64,700	54,700	10,000	18%
Navistar Core retail deliveries	13,000	12,100	900	7%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	21%	19%	20%	26%	17%
Class 8 heavy trucks	10%	15%	14%	14%	12%
Class 8 severe service trucks	14%	14%	15%	17%	19%
Combined class 8 trucks	11%	15%	14%	15%	14%
Truck Orders, net
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks and buses. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher future chargeouts. The following table summarizes our approximate net orders for Core units:

	Three Months Ended January 31,
(in units)	2015	2014	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,500	2,300	200	9%
Class 6 and 7 medium trucks	4,600	4,300	300	7%
Class 8 heavy trucks	8,100	5,600	2,500	45%
Class 8 severe service trucks	2,000	2,200	(200)	(9)%
Total Core Markets	17,200	14,400	2,800	19%
Combined class 8 trucks	10,100	7,800	2,300	29%

Truck Backlogs
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unbuilt orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our approximate backlog for Core units:

	As of January 31,
(in units)	2015	2014	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,100	3,200	(1,100)	(34)%
Class 6 and 7 medium trucks	7,200	5,600	1,600	29%
Class 8 heavy trucks	15,300	10,100	5,200	51%
Class 8 severe service trucks	2,300	2,200	100	5%
Total Core Markets	26,900	21,100	5,800	27%
Combined class 8 trucks	17,600	12,300	5,300	43%

Truck Chargeouts

We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended January 31,
(in units)	2015	2014	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,700	1,900	800	42%
Class 6 and 7 medium trucks	4,000	3,200	800	25%
Class 8 heavy trucks	4,800	4,500	300	7%
Class 8 severe service trucks	2,000	1,900	100	5%
Total Core Markets	13,500	11,500	2,000	17%
Other markets(A)	7,000	5,500	1,500	27%
Total worldwide unit	20,500	17,000	3,500	21%
Combined class 8 trucks	6,800	6,400	400	6%
_____________________________

(A)	Other markets primarily consist of Export Truck and Mexico and also includes chargeouts related to BDT of 3,400 units and 2,400 units during the first quarter of 2015 and 2014, respectively.
Engine Shipments

	Three Months Ended January 31,
(in units)	2015	2014	Change	% Change
OEM sales-South America	17,200	20,400	(3,200)	(16)%
Intercompany sales	10,800	9,500	1,300	14%
Other OEM sales	1,400	2,400	(1,000)	(42)%
Total sales	29,400	32,300	(2,900)	(9)%

Liquidity and Capital Resources

	As of
(in millions)	January 31, 2015	October 31, 2014	January 31, 2014
Consolidated cash and cash equivalents	$620	$497	$549
Consolidated marketable securities	175	605	630
Consolidated cash, cash equivalents and marketable securities	$795	$1,102	$1,179
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In July 2014, our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility") was amended to remove used truck inventory from the borrowing base. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with NFC secured by a first priority lien on used truck inventory (and certain related assets) (the "Intercompany Used Truck Loan"). During 2014, NFC made secured intercompany loans to our Manufacturing operations under the Intercompany Used Truck Loan of $181 million. During the first quarter of 2015 we increased our borrowings under the Intercompany Used Truck Loan by $43 million to $224 million and also received $125 million in dividends from NFC. $80 million of the dividends paid by NFC were funded by the partial repayment of an intercompany loan to NFC and were therefore cash neutral to NFC and NIC.
During the second quarter of 2014, the Company completed the private sale of $411 million of our 2019 Convertible Notes, including a portion of the underwriters' over-allotment options. The Company used the net proceeds from our 2019 Convertible Notes, as well as cash on-hand, to repurchase $404 million of notional amount of our 2014 Convertible Notes. In conjunction with the repurchases, the Company unwound a portion of the call options and warrants associated with the repurchased 2014 Convertible Notes. During the fourth quarter of 2014, the Company repaid the remainder of the 2014 Convertible Notes and the remaining purchased call options expired worthless.
Consolidated cash, cash equivalents and marketable securities was $795 million at January 31, 2015, which includes $103 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Three Months Ended January 31, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(143)	$(68)	$(211)
Net cash provided by investing activities	412	45	457
Net cash used in financing activities	(109)	—	(109)
Effect of exchange rate changes on cash and cash equivalents	(17)	3	(14)
Increase (decrease) in cash and cash equivalents	143	(20)	123
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$583	$37	$620

	Three Months Ended January 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(368)	$275	$(93)
Net cash provided by (used in) investing activities	169	(55)	114
Net cash used in financing activities	(3)	(203)	(206)
Effect of exchange rate changes on cash and cash equivalents	(22)	1	(21)
Increase (decrease) in cash and cash equivalents	(224)	18	(206)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$503	$46	$549
_____________________
Manufacturing operations cash flows and Financial Services operations cash flows are not in accordance with, or an alternative for, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our Truck segment, Global Operations segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Operations Cash Flow from Operating Activities

Cash used in operating activities was $143 million and $368 million in the three months ended January 31, 2015 and 2014, respectively. The improvement in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to a lower net loss, dividends received from NFC, and a lower increase in inventories, partially offset by lower collections of accounts receivable, higher accounts payable payments and changes in other noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $60 million and $64 million in the three months ended January 31, 2015 and 2014, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $412 million and $169 million in the three months ended January 31, 2015 and 2014, respectively. The net increase in cash flow from investing activities in 2015 compared to 2014 was primarily attributable to lower purchases of marketable securities.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $109 million and $3 million in the three months ended January 31, 2015 and 2014, respectively. The net decrease in cash flow from financing activities in 2015 compared to 2014 was primarily attributable to a partial repayment of an intercompany loan due to our Financial Services operations, lower proceeds from the exercise of employee stock options, and lower proceeds from finance lease obligations, partially offset by a decrease in dividends paid to non-controlling interests.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $68 million in the three months ended January 31, 2015, compared to cash provided by operating activities of $275 million in the three months ended January 31, 2014. The decrease in cash flow from operating activities was primarily due to the payment of dividends to the Manufacturing operations and an increase in originations of wholesale receivables.
Cash paid for interest, net of amounts capitalized, was $15 million in the three months ended January 31, 2015, compared to $14 million in the three months ended January 31, 2014. The increase was due to the higher average borrowing levels needed to fund the increase in average finance receivables.

Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash provided by investing activities was $45 million in the three months ended January 31, 2015, compared to cash used in investing activities of $55 million in the same period of 2014. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2015 and 2014, along with purchases of equipment leased to others. In 2015, restricted cash was liquidated in conjunction with the repayment of investor notes which matured in January 2015, and the repayment of the retail securitization in December 2014. Also, purchases of equipment leased to others declined.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was less than $1 million in the three months ended January 31, 2015, compared to cash used in financing activities of $203 million in the same period of 2014. The decline was primarily due to the lower margin by which periodic payments on borrowings exceeded new funding requirements for finance receivables, and an increase in borrowings used for the secured intercompany loan.
Adjustments are made to Financial Services Operations and Adjustments Cash Flow from Financing Activities to present the effect of intercompany dividends paid by NFC in Manufacturing Cash Flow from Financing Activities.
Consolidated EBITDA and Adjusted EBITDA
Consolidated net income (loss) from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses ("EBITDA") and Adjusted EBITDA, which excludes certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, or an alternative for, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.

We believe EBITDA provides meaningful information about the performance of our business and therefore we use it to supplement our U.S. GAAP reporting. We believe that Adjusted EBITDA improves the comparability of year-to-year results, and is representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analyses of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide an additional measure of performance.
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2015	2014
Loss from continuing operations attributable to NIC, net of tax	$(42)	$(249)
Plus:
Depreciation and amortization expense	79	86
Manufacturing interest expense(A)	57	65
Less:
Income tax benefit (expense)	(7)	12
EBITDA	$101	$(110)
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended January 31,
(in millions)	2015	2014
Interest expense	77	82
Less: Financial services interest expense	20	17
Manufacturing interest expense	$57	$65
Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2015	2014
EBITDA (reconciled above)	$101	$(110)
Less significant items of:
Adjustments to pre-existing warranties(A)	(57)	52
Restructuring charges	3	3
Asset impairment charges(B)	7	18
Total adjustments	(47)	73

Adjusted EBITDA	$54	$(37)
______________________

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

(B)
In the first quarter of 2015, the Company concluded it had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges. In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, the Truck segment recognized asset impairment charges of $18 million.

Pension and Other Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act of 2006 (the "PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the HATFA, including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations.
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time.
For the three months ended January 31, 2015 and 2014, we contributed $30 million and $29 million respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $117 million during the remainder of 2015. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2016 through 2018, the Company will be required to contribute at least $100 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 7, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The next phase of federal GHG emission and fuel economy regulations, anticipated for 2020 or later, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. In December 2014, California has adopted GHG emission rules for heavy duty vehicles equivalent to federal EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a proposed rule in December 2014 that would lower the National Ambient Air Quality Standard for ozone.  If adopted this could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2014. During the three months ended January 31, 2015, there were no significant changes in our application of our critical accounting policies.
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
Recently Issued and Adopted Accounting Standards
In the quarter ended January 31, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2014. During three months ended January 31, 2015, there have been no significant changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, we concluded that our disclosure controls and procedures were not effective as of October 31, 2014 based on the material weakness identified. Based on the material weakness, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2015, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, and prior to filing this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. These substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and continued to exist as of January 31, 2015, is as follows:

•
We do not have sufficient controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions. This material weakness resulted in the recording of adjustments to the warranty reserve and related expense accounts and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Management’s Remediation Initiatives
We continue to invest significant time and effort to address the material weakness related to the completeness and accuracy of underlying data used in the determination of significant estimates and the accounting effects of significant transactions. Specifically, the following actions were taken:

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
In addition to the actions already taken, the actions summarized below, are intended to fully remediate the material weakness and to continue to enhance our internal control over financial reporting:

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
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of January 31, 2015. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings

During the three months ended January 31, 2015, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, except for those disclosed below:
Profit Sharing Disputes
Oral argument before the Court of Appeals for the 6th Circuit occurred on January 14, 2015, and the appeal is pending.
Shareholder Litigation
In the “10b-5 Cases” (as defined under Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements, above), in November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. The Court had set a ruling date on the Motion to Dismiss the Second Amended Complaint for February 17, 2015. On the Court's own motion, the ruling date was extended to April 15, 2015.
MaxxForce Engine EGR Warranty Litigation
Four additional putative class action lawsuits were filed, in the Southern District of Texas and the District of Minnesota, bringing the total number of U.S. Actions to seventeen. On December 17, 2014, Navistar's motion to consolidate the U.S. Actions and certain other non-class action lawsuits was granted. The MDL Panel issued an order consolidating all of the U.S. Actions that were pending on the date of Navistar’s motion before Judge Gottschall in the United States District Court for the Northern District of Illinois. The MDL Panel also consolidated certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts, with the exception of one matter. For putative class action lawsuits filed subsequent to Navistar’s original motion, we continue to request that the MDL Panel similarly transfer and consolidate these U.S. Actions. At the request of the various law firms representing the plaintiffs in the U.S. Actions, Judge Gottschall set a briefing schedule for the appointment of interim class counsel. On the Court's own motion, a status hearing scheduled for February 20, 2015 was stricken.
Sao Paulo Groundwater Notice
In March 2014, International Industria Automotiva da America do Sul Ltda, one of our Brazilian subsidiaries ("IIAA"), along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1.1 million at January 31, 2015). In November 2014, IIAA extended a settlement offer and the parties remain in discussions regarding this matter.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$24 million as of January 31, 2015), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$48 million as of January 31, 2015) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages and as of January 31, 2015 the amount of damages claimed by Navitrucks is R$178 million (approximately US$66 million as of January 31, 2015). The first phase of the arbitration proceeding will address only the validity of the arbitration clause in the truck dealer agreements and its application to these claims. The issue has been briefed by the parties and the arbitral tribunal has set an evidentiary hearing date of March 15, 2015.

In addition, two other truck dealers and a truck fleet owner in Brazil have initiated separate adversarial proceedings against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.

Item 1A.	Risk Factors
During the three months ended January 31, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2014.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 3, 2015