Form 10-Q
period 2015-04-30
NAVISTAR INTERNATIONAL CORP
filed 2015-06-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2015, the number of shares outstanding of the registrant’s common stock was 81,500,808, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	anticipated sales, volume, demand, and markets for our products;

•	anticipated performance and benefits of our products and technologies;

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

•
our ability to finish the “Drive-to-Deliver” turnaround and implement our new strategy focused on establishing a leading market position based on uptime advantage and developing effective leaders at every level;

•	anticipated results from our Return-on-Invested-Capital ("ROIC") methodology and the benchmarking study to create a pathway to achieve profitability;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the termination of our Blue Diamond Truck ("BDT") joint venture with Ford Motor Company ("Ford") in May 2015;

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

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2015	2014	2015	2014
Sales and revenues
Sales of manufactured products, net	$2,658	$2,708	$5,043	$4,877
Finance revenues	35	38	71	77
Sales and revenues, net	2,693	2,746	5,114	4,954
Costs and expenses
Costs of products sold	2,360	2,468	4,405	4,482
Restructuring charges	6	8	9	11
Asset impairment charges	1	151	8	169
Selling, general and administrative expenses	243	237	484	476
Engineering and product development costs	76	83	155	173
Interest expense	75	74	152	156
Other (income) expense, net	(28)	(8)	(31)	6
Total costs and expenses	2,733	3,013	5,182	5,473
Equity in income of non-consolidated affiliates	1	3	3	3
Loss from continuing operations before income taxes	(39)	(264)	(65)	(516)
Income tax expense	(18)	(23)	(25)	(11)
Loss from continuing operations	(57)	(287)	(90)	(527)
Income from discontinued operations, net of tax	—	1	—	2
Net loss	(57)	(286)	(90)	(525)
Less: Net income attributable to non-controlling interests	7	11	16	20
Net loss attributable to Navistar International Corporation	$(64)	$(297)	$(106)	$(545)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(64)	$(298)	$(106)	$(547)
Income from discontinued operations, net of tax	—	1	—	2
Net loss	$(64)	$(297)	$(106)	$(545)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.78)	$(3.66)	$(1.30)	$(6.73)
Discontinued operations	—	0.01	—	0.03
	$(0.78)	$(3.65)	$(1.30)	$(6.70)

Diluted:
Continuing operations	$(0.78)	$(3.66)	$(1.30)	$(6.73)
Discontinued operations	—	0.01	—	0.03
	$(0.78)	$(3.65)	$(1.30)	$(6.70)

Weighted average shares outstanding:
Basic	81.6	81.4	81.5	81.3
Diluted	81.6	81.4	81.5	81.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net loss attributable to Navistar International Corporation	$(64)	$(297)	$(106)	$(545)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	48	(86)	(14)
Defined benefit plans (net of tax of $0, $0, $(1), $(1), respectively)	33	25	65	50
Total other comprehensive income (loss)	6	73	(21)	36
Total comprehensive loss attributable to Navistar International Corporation	$(58)	$(224)	$(127)	$(509)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$583	$497
Restricted cash and cash equivalents	—	40
Marketable securities	273	605
Trade and other receivables, net	502	553
Finance receivables, net	1,929	1,758
Inventories	1,245	1,319
Deferred taxes, net	38	55
Other current assets	206	186
Total current assets	4,776	5,013
Restricted cash	113	131
Trade and other receivables, net	18	25
Finance receivables, net	225	280
Investments in non-consolidated affiliates	68	73
Property and equipment (net of accumulated depreciation and amortization of $2,590 and $2,535, respectively)	1,407	1,562
Goodwill	38	38
Intangible assets (net of accumulated amortization of $113 and $109, respectively)	74	90
Deferred taxes, net	134	145
Other noncurrent assets	72	86
Total assets	$6,925	$7,443
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,211	$1,295
Accounts payable	1,450	1,564
Other current liabilities	1,345	1,372
Total current liabilities	4,006	4,231
Long-term debt	3,992	3,929
Postretirement benefits liabilities	2,770	2,862
Deferred taxes, net	14	14
Other noncurrent liabilities	887	1,025
Total liabilities	11,669	12,061
Redeemable equity securities	1	2
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 shares issued, and $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,498	2,500
Accumulated deficit	(4,788)	(4,682)
Accumulated other comprehensive loss	(2,284)	(2,263)
Common stock held in treasury, at cost (5.3 and 5.4 shares, respectively)	(213)	(221)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,775)	(4,654)
Stockholders’ equity attributable to non-controlling interests	30	34
Total stockholders’ deficit	(4,745)	(4,620)
Total liabilities and stockholders’ deficit	$6,925	$7,443

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2015	2014
Cash flows from operating activities
Net loss	$(90)	$(525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	122
Depreciation of equipment leased to others	35	63
Deferred taxes, including change in valuation allowance	(7)	(2)
Asset impairment charges	8	169
Amortization of debt issuance costs and discount	19	27
Stock-based compensation	8	12
Provision for doubtful accounts, net of recoveries	(3)	9
Equity in income of non-consolidated affiliates, net of dividends	5	7
Write-off of debt issuance cost and discount	—	1
Other non-cash operating activities	(20)	(15)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(310)	(194)
Net cash used in operating activities	(237)	(326)
Cash flows from investing activities
Purchases of marketable securities	(162)	(788)
Sales of marketable securities	431	902
Maturities of marketable securities	63	182
Net change in restricted cash and cash equivalents	53	(21)
Capital expenditures	(45)	(50)
Purchases of equipment leased to others	(20)	(108)
Proceeds from sales of property and equipment	5	20
Proceeds from sales of affiliates	7	5
Net cash provided by investing activities	332	142
Cash flows from financing activities
Proceeds from issuance of securitized debt	250	152
Principal payments on securitized debt	(169)	(81)
Proceeds from issuance of non-securitized debt	84	473
Principal payments on non-securitized debt	(146)	(509)
Net increase in notes and debt outstanding under revolving credit facilities	5	3
Principal payments under financing arrangements and capital lease obligations	(1)	(14)
Debt issuance costs	(7)	(13)
Proceeds from financed lease obligations	20	34
Proceeds from exercise of stock options	1	18
Dividends paid by subsidiaries to non-controlling interest	(20)	(30)
Net cash provided by financing activities	17	33
Effect of exchange rate changes on cash and cash equivalents	(26)	(10)
Increase (decrease) in cash and cash equivalents	86	(161)
Cash and cash equivalents at beginning of the period	497	755
Cash and cash equivalents at end of the period	$583	$594

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(106)	—	—	16	(90)
Total other comprehensive loss	—	—	—	—	(21)	—	—	(21)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	6	—	—	—	—	6
Stock ownership programs	—	—	(9)	—	—	8	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(20)	(20)
Balance as of April 30, 2015	$3	$9	$2,498	$(4,788)	$(2,284)	$(213)	$30	$(4,745)

Balance as of October 31, 2013	3	9	2,477	(4,063)	(1,824)	(251)	44	(3,605)
Net income (loss)	—	—	—	(545)	—	—	20	(525)
Total other comprehensive income	—	—	—	—	36	—	—	36
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(8)	—	—	25	—	17
Equity component of convertible debt instruments, net of tax expense of $16	—	—	27	—	—	—	—	27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3	—	—	(5)	—	—	—	—	(5)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(30)	(30)
Balance as of April 30, 2014	$3	$9	$2,502	$(4,608)	$(1,788)	$(226)	$34	$(4,074)

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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford. As a result, our Consolidated Balance Sheets include assets of $263 million and $297 million and liabilities of $238 million and $250 million as of April 30, 2015 and October 31, 2014, respectively, from BDP and BDT, including $87 million and $77 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP and BDT do not have recourse to our general credit. On May 29, 2015, we acquired Ford's remaining 25% ownership in BDT. The termination of the BDT joint venture did not have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.2 billion and $1.1 billion as of April 30, 2015 and October 31, 2014, respectively, and liabilities of $923 million and $896 million as of April 30, 2015 and October 31, 2014, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $213 million and $156 million and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

corresponding liabilities of $92 million and $54 million as of April 30, 2015 and October 31, 2014, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2015	2014
Balance at beginning of period	$1,197	$1,349
Costs accrued and revenues deferred	116	153
Currency translation adjustment	(5)	(1)
Adjustments to pre-existing warranties(A)	(39)	94
Payments and revenues recognized	(210)	(272)
Balance at end of period	1,059	1,323
Less: Current portion	496	626
Noncurrent accrued product warranty and deferred warranty revenue	$563	$697
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

In the first quarter of 2015, we recognized a benefit for adjustments to pre-existing warranties of $57 million or a benefit of $0.70 per diluted share. In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or charges of $0.64 per diluted share. In the second quarter of 2014, we recorded adjustments for changes in estimates of $42 million, or charges of $0.52 per diluted share. The impact of income taxes on the 2015 and 2014 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $425 million and $437 million at April 30, 2015 and October 31, 2014, respectively. Revenue recognized under our extended warranty programs was $38 million and $75 million, in the three and six months ended April 30, 2015, respectively, and $33 million and $60 million for the three and six months ended April 30, 2014, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of April 30, 2015, approximately 6,200, or 73%, of our hourly workers and approximately 300, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. On February 9, 2015, our United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2014. Our future operations

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
During the second quarter of 2014, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with goodwill of $142 million and an indefinite-lived intangible asset, trademark, of $43 million. As a result, we performed an impairment analysis in the second quarter of 2014 utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the Brazilian engine reporting unit, including goodwill, exceeded its fair value. As a result we compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. A decrease in the enterprise value of the reporting unit coupled with appreciation in the value of certain tangible assets, which are not recognized for accounting purposes, resulted in the determination that the entire $142 million of goodwill was impaired. In addition, we determined that the related trademark was impaired and recognized an impairment charge of $7 million. The non-cash impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. The Brazilian engine reporting unit is included in the Global Operations segment.
Recently Adopted Accounting Standards
In the six months ended April 30, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. On April 29, 2015 the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09 and allow early adoption as of the original effective date. The changes to the effective date and early adoption are still subject to final approval. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at April 30, 2015
Employee termination charges	$8	$7	$(4)	$(1)	$10
Lease vacancy	11	—	(4)	—	7
Other	1	—	—	—	1
Restructuring liability	$20	$7	$(8)	$(1)	$18

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at April 30, 2014
Employee termination charges	$15	$9	$(8)	$—	$16
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	1	(4)	—	15
Other	1	—	(2)	—	(1)
Restructuring liability	$34	$11	$(15)	$—	$30
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
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility, and on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result of these actions, the Truck segment recognized charges of $13 million and $12 million in the first and second quarter of 2015, respectively, for the acceleration of depreciation of certain assets related to the foundry facilities. These charges are reported within Costs of products sold in the Company's Consolidated Statements of Operations. We expect to incur the remaining accelerated depreciation charges in the third quarter of 2015.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Cost-Reductions and Other Strategic Initiatives
From time to time, we have announced, and we may continue to announce, actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
In the second quarter of 2014, the Company initiated new cost-reduction actions, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $8 million in personnel costs for employee termination and related benefits, the majority of which was paid during 2014. The Company expects the remaining restructuring charges will be paid throughout 2015.
Asset Impairments
The following table reconciles our impairment charges in our Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
Goodwill impairment charge	$—	$142	$—	$142
Intangible asset impairment charge	—	7	—	7
Other asset impairment charges related to continuing operations	1	2	8	20
Total asset impairment charges	$1	$151	$8	$169
In the first quarter of 2015, the Company concluded it had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges, which are recognized in Asset impairment charges in the Company's Consolidated Statements of Operations.
In the second quarter of 2014, we recognized a total non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill and indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademarks were impaired. For more information, see Note 1, Summary of Significant Accounting Policies.
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
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.6 billion as of both April 30, 2015 and October 31, 2014. Included in total assets of our Financial Services operations are finance receivables of $2.2 billion and $2.0 billion as of April 30, 2015 and October 31, 2014, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our Finance receivables, net consist of the following:

(in millions)	April 30, 2015	October 31, 2014
Retail portfolio	$667	$726
Wholesale portfolio	1,515	1,339
Total finance receivables	2,182	2,065
Less: Allowance for doubtful accounts	28	27
Total finance receivables, net	2,154	2,038
Less: Current portion, net(A)	1,929	1,758
Noncurrent portion, net	$225	$280
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2015 and October 31, 2014, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.1 billion and $996 million as of April 30, 2015 and October 31, 2014, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $149 million and $93 million as of April 30, 2015 and October 31, 2014, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
Retail notes and finance leases revenue	$12	$16	$25	$33
Wholesale notes interest	24	19	48	37
Operating lease revenue	15	15	30	29
Retail and wholesale accounts interest	9	7	17	13
Gross finance revenues	60	57	120	112
Less: Intercompany revenues	(25)	(19)	(49)	(35)
Finance revenues	$35	$38	$71	$77

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2015				Three Months Ended April 30, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$23	$3	$32	$58	$22	$2	$36	$60
Provision for doubtful accounts, net of recoveries	3	—	—	3	3	—	1	4
Charge-off of accounts(A)	—	—	—	—	(3)	—	(2)	(5)
Other(B)	(1)	—	(2)	(3)	—	—	3	3
Allowance for doubtful accounts, at end of period	$25	$3	$30	$58	$22	$2	$38	$62

	Six Months Ended April 30, 2015				Six Months Ended April 30, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	5	—	—	5	7	—	3	10
Charge-off of accounts(A)	(1)	—	(3)	(4)	(5)	—	(2)	(7)
Other(B)	(3)	—	(5)	(8)	(1)	—	—	(1)
Allowance for doubtful accounts, at end of period	$25	$3	$30	$58	$22	$2	$38	$62
________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were both less than $1 million, for the three and six months ended April 30, 2015, as well as for the three and six months ended April 30, 2014.

(B) Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	April 30, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$20	$—	$20	$20	$—	$20
Impaired finance receivables without specific loss reserves	7	—	7	1	—	1
Specific loss reserves on impaired finance receivables	9	—	9	6	—	6
Finance receivables on non-accrual status	27	—	27	21	—	21
For the impaired finance receivables in the retail portfolio as of April 30, 2015 and 2014, the average balances of those receivables were $25 million and $16 million during the six months ended April 30, 2015 and 2014, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$586	$1,515	$2,101	$643	$1,333	$1,976
30-90 days past due	57	—	57	64	2	66
Over 90 days past due	24	—	24	19	4	23
Total finance receivables	$667	$1,515	$2,182	$726	$1,339	$2,065
5. Inventories
The following table presents the components of Inventories:

(in millions)	April 30, 2015	October 31, 2014
Finished products	$797	$880
Work in process	85	50
Raw materials	363	389
Total inventories	$1,245	$1,319
6. Debt

(in millions)	April 30, 2015	October 31, 2014
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2017, net of unamortized discount of $3, at both dates	$694	$694
8.25% Senior Notes, due 2021, net of unamortized discount of $19 and $20, respectively	1,181	1,180
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $17 and $19, respectively	183	181
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $36 and $40, respectively	375	371
Debt of majority-owned dealerships	28	30
Financing arrangements and capital lease obligations	50	54
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	5	10
Financed lease obligations	141	184
Other	24	29
Total Manufacturing operations debt	2,906	2,958
Less: Current portion	115	100
Net long-term Manufacturing operations debt	$2,791	$2,858

(in millions)	April 30, 2015	October 31, 2014
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	$986	$914
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	1,205	1,242
Commercial paper, at variable rates, program matures in 2017	77	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	29	36
Total Financial Services operations debt	2,297	2,266
Less: Current portion	1,096	1,195
Net long-term Financial Services operations debt	$1,201	$1,071

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
During the first quarter of 2015, warrants representing 1,939,376 shares were unwound by the Company, and the remaining 2,875,175 warrants expired worthless on April 10, 2015.
Financial Services Operations
Asset-backed Debt
In January 2015, the maturity date of the $500 million variable funding notes ("VFN") facility was extended from March 2015 to January 2016.
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
Effective December 2014, our Mexican financial services operation entered into a new two-year commercial paper program for up to P$1.8 billion (the equivalent of approximately US $118 million at April 30, 2015). This program replaces the existing program that was to mature in August 2015.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2015, we contributed $32 million and $62 million, respectively, and for the three and six months ended April 30, 2014, we contributed $36 million and $65 million, respectively, to our pension plans to meet regulatory funding requirements. In August 2014, the Highway and Transportation Funding Act of 2014 ("HATFA"), including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our funding expectations. We currently anticipate additional contributions of $51 million to our pension plans during the remainder of 2015.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the six months ended April 30, 2015 and 2014, as well as anticipated contributions for the remainder of 2015, are not material.
Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost for benefits earned during the period	$3	$2	$2	$1	$6	$6	$3	$2
Interest on obligation	35	40	18	17	71	79	36	34
Amortization of cumulative loss	24	23	9	4	49	47	19	8
Amortization of prior service benefit	—	—	(1)	(1)	—	—	(2)	(2)
Contractual termination benefits	(1)	—	(1)	—	(1)	—	(1)	—
Premiums on pension insurance	4	—	—	—	5	—	—	—
Expected return on assets	(48)	(48)	(8)	(8)	(97)	(96)	(15)	(16)
Net postretirement benefits expense	$17	$17	$19	$13	$33	$36	$40	$26
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. The Company deposits the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $17 million in the three and six months ended April 30, 2015, respectively, and $7 million and $15 million for the three and six months ended April 30, 2014, respectively.
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
The Company's contingent profit sharing obligations under a certain Supplemental Benefits Trust Profit Sharing Plan ("Supplemental Benefit Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information, see Note 11, Commitments and Contingencies, for a discussion of pending arbitration regarding the Supplemental Benefit Profit Sharing Plan.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2015, the amount of liability for uncertain tax positions was $42 million. The liability at April 30, 2015 of $42 million has a recorded offsetting tax benefit associated with various issues that total to $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and six months ended April 30, 2015, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million in each period.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	April 30, 2015				October 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$170	$—	$—	$170	$256	$—	$—	$256
Other	103	—	—	103	349	—	—	349
Derivative financial instruments:
Interest rate caps(A)	—	1	—	1	—	1	—	1
Total assets	$273	$1	$—	$274	$605	$1	$—	$606
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$5	$—	$5	$—	$2	$—	$2
Foreign currency contracts(C)	—	1	—	1	—	—	—	—
Guarantees	—	—	7	7	—	—	8	8
Total liabilities	$—	$6	$7	$13	$—	$2	$8	$10
_________________________

(A)	The asset value of interest rate caps are included in other noncurrent assets as of April 30, 2015 and October 31, 2014 in the accompanying Consolidated Balance Sheets.

(B)	The liability value of commodity forward contracts are included in other noncurrent liabilities as of April 30, 2015 and October 31, 2014 in the accompanying Consolidated Balance Sheets.

(C)	The liability value of foreign currency contracts are included in other noncurrent liabilities as of April 30, 2015 in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,
(in millions)	2015	2014
Guarantees, at February 1	$(8)	$(6)
Transfers out of Level 3	—	—
Issuances	—	—
Settlements	1	—
Guarantees, at April 30	$(7)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—

	Six Months Ended April 30,
(in millions)	2015	2014
Guarantees, at November 1	$(8)	$(6)
Transfers out of Level 3	—	—
Issuances	—	—
Settlements	1	—
Guarantees, at April 30	$(7)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	April 30, 2015	October 31, 2014
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$20	$20
Specific loss reserve	(9)	(6)
Fair value	$11	$14
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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 6.5% Tax Exempt Bonds, due 2040, are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$209	$209	$208
Notes receivable	—	—	5	5	5
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	719	719	694
8.25% Senior Notes, due 2021	1,233	—	—	1,233	1,181
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	185	185	183
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	383	383	375
Debt of majority-owned dealerships	—	—	28	28	28
Financing arrangements	—	—	21	21	45
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	243	—	243	225
Promissory Note	—	—	5	5	5
Financed lease obligations	—	—	141	141	141
Other	—	—	24	24	24
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	984	984	986
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	—	—	1,184	1,184	1,205
Commercial paper, at variable rates, program matures in 2017	77	—	—	77	77
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	29	29	29

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and six months ended April 30, 2015 and 2014. None of our derivatives qualified for hedge accounting treatment during the three and six months ended April 30, 2015 and 2014.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $1 million was provided at April 30, 2015 and no collateral was provided as of October 31, 2014. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

is limited to those assets that have been recorded, but have not yet been received in cash. We had $1 million exposure to the credit risk of others at both April 30, 2015 and October 31, 2014.

	Location in Consolidated Statements of Operations	Three Months Ended April 30,
(in millions)		2015	2014
Interest rate caps	Interest expense	$—	$2
Cross currency swaps	Other (income) expense, net	1	(1)
Foreign currency contracts	Other (income) expense, net	—	1
Commodity forward contracts	Costs of products sold	(5)	—
Total (income) loss		$(4)	$2

	Location in Consolidated Statements of Operations	Six Months Ended April 30,
(in millions)		2015	2014
Interest rate caps	Interest expense	$—	$1
Cross currency swaps	Other (income) expense, net	3	1
Foreign currency contracts	Other (income) expense, net	1	—
Commodity forward contracts	Costs of products sold	5	—
Total loss		$9	$2
Foreign Currency Contracts
During 2015 and 2014, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Brazilian Reais, Euros, Canadian Dollars, and Mexican Pesos. All contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the respective foreign currency.
The following table presents the outstanding foreign currency contracts as of April 30, 2015 and October 31, 2014:

(in millions)	Currency	Notional Amount		Maturity
As of April 30, 2015
Forward exchange contract	EUR		€6	May 2015
Forward exchange contract	EUR		€5	June 2015
Forward exchange contract	EUR		€5	July 2015
Forward exchange contract	EUR		€6	August 2015-October 2015(A)
Forward exchange contract	CAD	C$	25	May 2015
Forward exchange contract	CAD	C$	25	June 2015
Forward exchange contract	CAD	C$	25	July 2015
Forward exchange contract	CAD	C$	75	August 2015-October 2015(B)
Forward exchange contract	MXN	₱	763	May 2015
As of October 31, 2014
Forward exchange contract	EUR		€4	November 2014
Forward exchange contract	EUR		€4	December 2014
Forward exchange contract	EUR		€5	January 2015
Forward exchange contract	EUR		€9	February 2015 - October 2015(C)
_________________________
(A) Forward exchange contracts of €2 million expire on the last day of each month from August 2015 through October 2015.
(B) Forward exchange contracts of C$25 million expire on the last day of each month from August 2015 through October 2015.
(C) Forward exchange contracts of €1 million expire on the last day of each month from February 2015 through October 2015.

Commodity Forward Contracts
During 2015 and 2014, we entered into commodity forward contracts as economic hedges of our exposure to variability in

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

commodity prices for diesel fuel and steel. As of April 30, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $17 million and outstanding steel contracts with aggregate notional values of $11 million. The commodity forward contracts have maturity dates ranging from April 30, 2015 to October 31, 2015. As of October 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $23 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of April 30, 2015, there were no outstanding cross currency swaps. As of October 31, 2014, the notional amount of our outstanding cross currency swaps was $27 million. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities and fluctuations in the value of the peso, as required under Mexican bank credit facilities. As of April 30, 2015 and October 31, 2014, the notional amount of our outstanding interest rate caps was $118 million and $134 million, respectively.
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.6 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at April 30, 2015 and October 31, 2014, financed through the GE Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion at both April 30, 2015 and October 31, 2014. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $129 million and financed lease obligations of $139 million in our Consolidated Balance Sheets for the period ended April 30, 2015.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2015, the amount of stand-by letters of credit and surety bonds was $88 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of April 30, 2015, the total credit limit under this program was $11 million of which $7 million was unused.
In addition, as of April 30, 2015, we have entered into various purchase commitments of $120 million and contracts that have cancellation fees of $33 million with various expiration dates through 2020.
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
Two sites formerly owned by us: (i) Solar Turbines in San Diego, California, and (ii) the Canton Plant in Canton, Illinois; were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one at which we are currently operating and one where we formerly operated, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $22 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2015. The majority of these accrued liabilities are expected to be paid subsequent to 2015.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefits Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefits Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefits Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefits Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the Court of Appeals vacated the Court's March 2014 denial of the Company's Motion to Dismiss and related ruling and remanded with instructions to order that the Committee's claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Profit Sharing Plan.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million at April 30, 2015), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at April 30, 2015). In November 2014, IIAA extended a settlement offer and the parties remain in discussions regarding this matter.
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
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, similar putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

District of Florida, the Southern District of Texas, the District of Minnesota, the Northern District of Alabama, the Western District of Kentucky, and the Middle District of Pennsylvania (together with the Par 4 Action, the "U.S. Actions"). The U.S. Actions contained allegations substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify one or more classes of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and/or correct the alleged defect. The EGR Class Actions assert claims based on various theories, including breach of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
On October 3, 2014, NIC and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the U.S. Actions then pending, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts. On December 17, 2014, Navistar's motion was granted. The MDL Panel issued an order consolidating all of the U.S. Actions pending on the date the motion was filed before Judge Gottschall in the United States District Court for the Northern District of Illinois. The MDL Panel also consolidated certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts, with the exception of one matter.
For cases filed after the initial ruling by the MDL Panel, we continue to request that the MDL Panel similarly transfer and consolidate cases involving one or more common questions of fact. To date, eight putative class actions and three non-class cases have been added to the MDL proceeding before Judge Gottschall. On March 5, 2015, Judge Gottschall entered an order in the MDL proceeding, appointing interim lead counsel and interim liaison counsel for the Plaintiffs. On May 11, 2015, lead counsel for the Plaintiffs filed a First Master Consolidated Class Action Complaint. The next status conference is set for July 2015.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to the EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met the EPA's 2010 emissions standards. Navistar, Inc. previously provided information to the EPA evidencing its belief that the engines were in fact produced in 2009. The NOV contains the EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the Federal Clean Air Act. The NOV states that the EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice ("DOJ") with a recommendation that a civil complaint be filed in federal district court. In July 2014, the DOJ informed Navistar that the matter had been referred to the DOJ. Navistar and the DOJ are in continuing discussions concerning this matter. If the DOJ ultimately initiates litigation, it is likely that the DOJ will request a significant civil penalty.
Based on our assessment of the facts underlying the NOV above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the California Air Resources Board ("CARB"). The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. Beginning in June 2013, the Company has made settlement offers to CARB and remains in discussions regarding this matter. In October 2014, the parties tentatively agreed to resolve the matter for a penalty payment of $0.3 million and the Company's agreement to conduct certain in-use testing. The parties are in the process of finalizing documents formalizing the settlement.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013. The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. In December 2013, we filed a motion to dismiss the consolidated amended complaint. In July 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint. In August, 2014, the plaintiff timely filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants, asserting claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period by changing the class period commencement date from June 9, 2009 to March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint in September, 2014 and in October, 2014, the plaintiff filed its opposition to defendants Motion to Dismiss. In November, 2014, defendants filed their reply brief in support of defendants Motion to Dismiss the Second Amended Complaint. Also in November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. The Court had set a ruling date on the Motion to Dismiss the Second Amended Complaint for February 17, 2015. On the Court's own motions, the ruling date was initially extended to April 15, 2015 and subsequently extended again to May 13, 2015 and subsequently extended again to June 11, 2015.
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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million, including penalties and interest, from a group of four truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. The arbitral tribunal will issue a schedule for the arbitration submissions. As of April 30, 2015, the approximate amount of the IIAA claim against Navitrucks is R$71 million (approximately US$24 million as of April 30, 2015), and the approximate amount of the Navitrucks claim against IIAA is R$182 million (approximately US$61 million as of April 30, 2015).
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
Other
U.S. Securities and Exchange Commission Inquiry
In June 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the SEC in connection with their inquiry. In December 2014, the SEC filed an application in the United States District Court for the Northern District of Illinois seeking an order compelling the production of certain documents withheld by Navistar from its responses to the administrative subpoenas on the basis of attorney-client privilege and/or work product doctrine. The discovery dispute involves a small number of documents in relation to the number of documents already produced by Navistar. A status hearing on this matter was held on April 2, 2015 and the parties are awaiting a decision from the Court. We continue to cooperate with the SEC in this matter. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2015
External sales and revenues, net	$1,933	$607	$115	$35	$3	$2,693
Intersegment sales and revenues(B)	33	6	15	25	(79)	—
Total sales and revenues, net	$1,966	$613	$130	$60	$(76)	$2,693
Income (loss) from continuing operations attributable to NIC, net of tax	$(51)	$133	$1	$22	$(169)	$(64)
Income tax expense	—	—	—	—	(18)	(18)
Segment profit (loss)	$(51)	$133	$1	$22	$(151)	$(46)
Depreciation and amortization	$47	$4	$5	$12	$6	$74
Interest expense	—	—	—	18	57	75
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	—	1
Capital expenditures(C)	24	—	1	2	1	28

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2014
External sales and revenues, net	$1,829	$614	$265	$38	$—	$2,746
Intersegment sales and revenues	60	16	6	19	(101)	—
Total sales and revenues, net	$1,889	$630	$271	$57	$(101)	$2,746
Income (loss) from continuing operations attributable to NIC, net of tax	$(129)	$133	$(162)	$24	$(164)	$(298)
Income tax expense	—	—	—	—	(23)	(23)
Segment profit (loss)	$(129)	$133	$(162)	$24	$(141)	$(275)
Depreciation and amortization	$71	$4	$6	$11	$7	$99
Interest expense	—	—	—	17	57	74
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(C)	26	1	1	—	1	29

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2015
External sales and revenues, net	$3,564	$1,221	$253	$71	$5	$5,114
Intersegment sales and revenues(B)	72	18	29	49	(168)	—
Total sales and revenues, net	$3,636	$1,239	$282	$120	$(163)	$5,114
Income (loss) from continuing operations attributable to NIC, net of tax	$(69)	$278	$(14)	$46	$(347)	$(106)
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$(69)	$278	$(14)	$46	$(322)	$(81)
Depreciation and amortization	$99	$7	$12	$24	$11	$153
Interest expense	—	—	—	38	114	152
Equity in income (loss) of non-consolidated affiliates	3	2	(2)	—	—	3
Capital expenditures(C)	38	—	3	2	2	45

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2014
External sales and revenues, net	$3,220	$1,188	$469	$77	$—	$4,954
Intersegment sales and revenues	120	28	14	35	(197)	—
Total sales and revenues, net	$3,340	$1,216	$483	$112	$(197)	$4,954
Income (loss) from continuing operations attributable to NIC, net of tax	$(337)	$241	$(197)	$47	$(301)	$(547)
Income tax expense	—	—	—	—	(11)	(11)
Segment profit (loss)	$(337)	$241	$(197)	$47	$(290)	$(536)
Depreciation and amortization	$129	$8	$14	$21	$13	$185
Interest expense	—	—	—	34	122	156
Equity in income (loss) of non-consolidated affiliates	2	2	(1)	—	—	3
Capital expenditures(C)	38	5	4	1	2	50

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2015	$2,104	$669	$514	$2,611	$1,027	$6,925
October 31, 2014	2,245	672	657	2,598	1,271	7,443
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $44 million and $89 million for the three and six months ended April 30, 2015, respectively and $42 million and $82 million for the three and six months ended April 30, 2014, respectively.

(B)
During the second quarter of 2015, we identified a $35 million adjustment related to the first quarter of 2015 Intersegment sales and revenues. As a result, the Truck segment and Corporate and Eliminations should have reported Intersegment sales and revenues of $39 million and $(89) million, respectively, and reported Total sales and revenues, net, of $1,670 million and $(87) million, respectively, for the three months ended January 31, 2015. The adjustment did not impact the consolidated results for the first quarter of 2015.

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
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2015	$1	$(186)	$(2,105)	$(2,290)
Other comprehensive loss before reclassifications	—	(27)	—	(27)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(27)	33	6
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(86)	—	(86)
Amounts reclassified out of accumulated other comprehensive loss	—	—	65	65
Net current-period other comprehensive income (loss)	—	(86)	65	(21)
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2014	$—	$(137)	$(1,724)	$(1,861)
Other comprehensive income (loss) before reclassifications	—	48	(1)	47
Amounts reclassified out of accumulated other comprehensive loss	—	—	26	26
Net current-period other comprehensive income	—	48	25	73
Balance as of April 30, 2014	$—	$(89)	$(1,699)	$(1,788)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2013	$—	$(75)	$(1,749)	$(1,824)
Other comprehensive loss before reclassifications	—	(14)	(2)	(16)
Amounts reclassified out of accumulated other comprehensive loss	—	—	52	52
Net current-period other comprehensive income (loss)	—	(14)	50	36
Balance as of April 30, 2014	$—	$(89)	$(1,699)	$(1,788)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	Three Months Ended April 30, 2015	Six Months Ended April 30, 2015
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)	$(2)
Amortization of actuarial loss	Selling, general and administrative expenses	34	68
	Total before tax	$33	$66
	Tax expense	—	(1)
Total reclassifications for the period, net of tax		$33	$65

	Location in Consolidated Statements of Operations	Three Months Ended April 30, 2014	Six Months Ended April 30, 2014
Defined benefit plans
Amortization of prior service costs	Selling, general and administrative expenses	$(1)	$(2)
Amortization of actuarial loss	Selling, general and administrative expenses	27	54
Total reclassifications for the period (net of tax of $0 at both dates)		$26	$52

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2015	2014	2015	2014
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(64)	$(298)	$(106)	$(547)
Income from discontinued operations, net of tax	—	1	—	2
Net loss	$(64)	$(297)	$(106)	$(545)

Denominator:
Weighted average shares outstanding:
Basic	81.6	81.4	81.5	81.3
Effect of dilutive securities	—	—	—	—
Diluted	81.6	81.4	81.5	81.3

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.78)	$(3.66)	$(1.30)	$(6.73)
Discontinued operations	—	0.01	—	0.03
Net loss	$(0.78)	$(3.65)	$(1.30)	$(6.70)
Diluted:
Continuing operations	$(0.78)	$(3.66)	$(1.30)	$(6.73)
Discontinued operations	—	0.01	—	0.03
Net loss	$(0.78)	$(3.65)	$(1.30)	$(6.70)
The conversion rate on our 2014 Convertible Notes were 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants were anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, the Company unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes. On October 15, 2014, upon maturity the 2014 Convertible Notes were repaid in full. During the first quarter of 2015, the Company unwound warrants representing 1.9 million shares associated with the 2014 Convertible Notes, and the remaining 2.9 million warrants expired worthless on April 10, 2015.
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
For the three and six months ended April 30, 2015 and 2014, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For both the three and six months ended April 30, 2015, the aggregate shares not included were 16.0 million. For the three and six months ended April 30, 2014, the aggregate shares not included were 24.0 million and 27.3 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

For both the three and six months ended April 30, 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the three months ended April 30, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 4.8 million shares related to the warrants, 3.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the six months ended April 30, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 8.1 million shares related to the warrants, 7.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 3.8 million shares related to the 2019 Convertible Notes.

15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2015 and October 31, 2014, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014, and condensed consolidating statements of cash flows for the six months ended April 30, 2015 and 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$2,009	$1,943	$(1,259)	$2,693
Costs of products sold	—	1,864	1,735	(1,239)	2,360
Restructuring charges	—	—	6	—	6
Asset impairment charges	—	1	—	—	1
All other operating expenses (income)	27	282	79	(22)	366
Total costs and expenses	27	2,147	1,820	(1,261)	2,733
Equity in income (loss) of affiliates	(37)	64	—	(26)	1
Income (loss) before income taxes	(64)	(74)	123	(24)	(39)
Income tax expense	—	(1)	(17)	—	(18)
Earnings (loss) from continuing operations	(64)	(75)	106	(24)	(57)
Income from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(64)	(75)	106	(24)	(57)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Net income (loss) attributable to Navistar International Corporation	$(64)	$(75)	$99	$(24)	$(64)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(64)	$(75)	$99	$(24)	$(64)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	—	(27)	27	(27)
Defined benefit plans (net of tax of $(0), for all entities)	33	31	2	(33)	33
Total other comprehensive income (loss)	6	31	(25)	(6)	6
Total comprehensive income (loss) attributable to Navistar International Corporation	$(58)	$(44)	$74	$(30)	$(58)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,619	$3,711	$(2,216)	$5,114
Costs of products sold	—	3,273	3,305	(2,173)	4,405
Restructuring charges	—	3	6	—	9
Asset impairment charges	—	8	—	—	8
All other operating expenses (income)	50	546	204	(40)	760
Total costs and expenses	50	3,830	3,515	(2,213)	5,182
Equity in income (loss) of affiliates	(56)	79	1	(21)	3
Income (loss) before income taxes	(106)	(132)	197	(24)	(65)
Income tax expense	—	(2)	(23)	—	(25)
Earnings (loss) from continuing operations	(106)	(134)	174	(24)	(90)
Income from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(106)	(134)	174	(24)	(90)
Less: Net income attributable to non-controlling interests	—	—	16	—	16
Net income (loss) attributable to Navistar International Corporation	$(106)	$(134)	$158	$(24)	$(106)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(106)	$(134)	$158	$(24)	$(106)
Other comprehensive income (loss):
Foreign currency translation adjustment	(86)	—	(86)	86	(86)
Defined benefit plans (net of tax of $(1), $(0), $(1), $1, and $(1), respectively)	65	62	3	(65)	65
Total other comprehensive income (loss)	(21)	62	(83)	21	(21)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(127)	$(72)	$75	$(3)	$(127)

Condensed Consolidating Balance Sheet as of April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$163	$37	$383	$—	$583
Marketable securities	150	—	123	—	273
Restricted cash	17	6	90	—	113
Finance and other receivables, net	3	132	2,558	(19)	2,674
Inventories	—	785	475	(15)	1,245
Investments in non-consolidated affiliates	(7,322)	6,495	65	830	68
Property and equipment, net	—	768	646	(7)	1,407
Goodwill	—	—	38	—	38
Deferred taxes, net	5	9	158	—	172
Other	32	141	179	—	352
Total assets	$(6,952)	$8,373	$4,715	$789	$6,925
Liabilities and stockholders’ equity (deficit)
Debt	$1,965	$887	$2,357	$(6)	$5,203
Postretirement benefits liabilities	—	2,639	227	—	2,866
Amounts due to (from) affiliates	(7,749)	11,963	(4,352)	138	—
Other liabilities	3,606	249	(182)	(73)	3,600
Total liabilities	(2,178)	15,738	(1,950)	59	11,669
Redeemable equity securities	1	—	—	—	1
Stockholders’ equity attributable to non-controlling interest	—	—	30	—	30
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,775)	(7,365)	6,635	730	(4,775)
Total liabilities and stockholders’ equity (deficit)	$(6,952)	$8,373	$4,715	$789	$6,925

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(168)	$41	$(188)	$78	$(237)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	1	(2)	54	—	53
Net sales of marketable securities	229	—	103	—	332
Capital expenditures and purchase of equipment leased to others	—	(30)	(35)	—	(65)
Other investing activities	—	7	5	—	12
Net cash provided by (used in) investment activities	230	(25)	127	—	332
Cash flows from financing activities
Net borrowings (repayments) of debt	—	(52)	66	2	16
Other financing activities	—	20	61	(80)	1
Net cash provided by (used in) financing activities	—	(32)	127	(78)	17
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Increase (decrease) in cash and cash equivalents	62	(16)	40	—	86
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$163	$37	$383	$—	$583

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,893	$2,061	$(1,208)	$2,746
Costs of products sold	—	1,797	1,862	(1,191)	2,468
Restructuring charges	—	8	—	—	8
Asset impairment charges	—	—	153	(2)	151
All other operating expenses (income)	41	273	89	(17)	386
Total costs and expenses	41	2,078	2,104	(1,210)	3,013
Equity in income (loss) of affiliates	(269)	(141)	2	411	3
Income (loss) before income taxes	(310)	(326)	(41)	413	(264)
Income tax benefit (expense)	13	(8)	(28)	—	(23)
Earnings (loss) from continuing operations	(297)	(334)	(69)	413	(287)
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(297)	(334)	(68)	413	(286)
Less: Net income attributable to non-controlling interests	—	—	11	—	11
Net income (loss) attributable to Navistar International Corporation	$(297)	$(334)	$(79)	$413	$(297)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(297)	$(334)	$(79)	$413	$(297)
Other comprehensive income (loss):
Foreign currency translation adjustment	48	—	48	(48)	48
Defined benefit plans (net of tax of $0, for all entities)	25	25	—	(25)	25
Total other comprehensive income (loss)	73	25	48	(73)	73
Total comprehensive income (loss) attributable to Navistar International Corporation	$(224)	$(309)	$(31)	$340	$(224)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,317	$3,790	$(2,153)	$4,954
Costs of products sold	—	3,222	3,393	(2,133)	4,482
Restructuring charges	—	10	1	—	11
Asset impairment charges	—	—	171	(2)	169
All other operating expenses (income)	77	514	248	(28)	811
Total costs and expenses	77	3,746	3,813	(2,163)	5,473
Equity in income (loss) of affiliates	(481)	(152)	1	635	3
Income (loss) before income taxes	(558)	(581)	(22)	645	(516)
Income tax benefit (expense)	13	(1)	(23)	—	(11)
Earnings (loss) from continuing operations	(545)	(582)	(45)	645	(527)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(545)	(582)	(43)	645	(525)
Less: Net income attributable to non-controlling interests	—	—	20	—	20
Net income (loss) attributable to Navistar International Corporation	$(545)	$(582)	$(63)	$645	$(545)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(545)	$(582)	$(63)	$645	$(545)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14)	—	(14)	14	(14)
Defined benefit plans (net of tax of $(1) $0, $(1), $1, and $(1), respectively)	50	50	—	(50)	50
Total other comprehensive income (loss)	36	50	(14)	(36)	36
Total comprehensive income (loss) attributable to Navistar International Corporation	$(509)	$(532)	$(77)	$609	$(509)

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
Second Quarter Summary
During the second quarter of 2015, we continued to make strides with our new strategy, which centers around three key components: finishing the turnaround, establishing a leading position in the market based on an uptime advantage, and developing leaders at every level. We believe our new strategy will enable us to continue to improve our sales and market share, reduce costs, and add value for our customers, including providing a lower cost of ownership and improved fuel economy.
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
We continue to focus on our Core markets which continue to show improvements. In the second quarter of 2015, the truck industry retail deliveries for our Core markets were up 16% compared to the prior year. Our chargeouts of trucks in our Core markets were up 10%, reflecting a 24% increase in Class 6 and 7 medium trucks, a 10% increase in Class 8 severe service trucks, and a 9% increase of Class 8 heavy trucks, partially offset by a 15% decrease in school buses.
Financial Summary
Continuing Operations Results—In the second quarter of 2015, our consolidated net sales and revenues were $2.7 billion, down 2% compared to the prior year quarter. The 2% decrease reflects decreased sales in our Global Operations and Parts segments, partially offset by increased sales in our Truck segment. In the first half of 2015, our consolidated net sales and revenues were $5.1 billion, up 3% compared to the first half of 2014. The 3% increase reflects higher sales from our Truck and Parts segments, partially offset by lower sales from our Global Operations segment.
The improvement by the Truck segment reflects improved Core truck volumes, primarily Class 6 and 7 medium trucks, and an increase in our BDT joint venture, partially offset by lower export truck operations and used truck sales. The decrease in the Global Operations segment is due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine and Brazil truck operations. The decrease in Parts segment sales in the second quarter of 2015 is primarily due to a decline in BDP and export parts sales, partially offset by improvements in our North America markets. In the first half of 2015, the Parts segment net sales increase was primarily due to improvements in our North America markets, partially offset by a decline in BDP and export parts sales.
In the second quarter and first half of 2015, we incurred a loss from continuing operations before income taxes of $39 million and $65 million, respectively, compared to a loss from continuing operations of $264 million and $516 million in the respective periods in the prior year. The improvement in our comparative results in 2015 was primarily driven by lower asset impairment charges, lower adjustments to pre-existing warranties and favorable product mix within our Core markets, partially offset by an increase in our used truck reserves. During the second quarter of 2014, we concluded certain assets were impaired and recognized a non-cash charge of $149 million, primarily related to goodwill, and established a valuation allowance on our deferred tax assets related to our Brazilian operations, which impacted income tax expense by $29 million. In addition, our gross used truck inventory increased to approximately $375 million at April 30, 2015 from $320 million at October 31, 2014 (offset by reserves of $80 million and $40 million, respectively, and including approximately $3 million in our Financial Services segment, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales.
In the second quarter of 2015, consolidated net income (loss) from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $85 million, compared to an EBITDA loss of $119 million in 2014. Included in our EBITDA for the second quarter of 2015 are one-time net charges of $17 million, compared to one-time charges of $201 million in the second quarter of 2014. Excluding these items, adjusted EBITDA was $102 million in the second quarter of 2015 compared to adjusted EBITDA of $82 million in 2014. In the first half of 2015, EBITDA was $186 million, compared to an EBITDA loss of $229 million in 2014. Included in our EBITDA for the first half of 2015 are certain one-time items that resulted in a net benefit of $30 million compared to charges of $274 million in the first half of 2014. Excluding these items, adjusted EBITDA was $156 million in the first half of 2015 compared to adjusted EBITDA of $45 million in 2014. EBITDA and adjusted EBITDA are not in accordance with, or an alternative for, US. GAAP. They exclude certain identified items. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the second quarter and first half of 2015, we recognized income tax expense from continuing operations of $18 million and $25 million, respectively, compared to income tax expense of $23 million and $11 million in the respective prior periods. The difference in the income tax expense was primarily due to geographical mix and certain discrete items. The first half of 2014 included a net income tax expense of $14 million related to our Brazilian operations, offset by a tax benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes and a tax benefit of $8 million due to a decrease in uncertain tax positions.
In the second quarter and first half of 2015, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $64 million and $106 million, or $0.78 and $1.30 per diluted share, compared to a loss of $298 million and $547 million, or $3.66 and $6.73 per diluted share, in the respective prior year periods.
We ended the second quarter of 2015 with $856 million of consolidated cash, cash equivalents and marketable securities, compared to $1.1 billion as of October 31, 2014. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in finance receivables, and decreases in accounts payable and other noncurrent liabilities, partially offset by a decrease in inventory.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and six months ended April 30, 2015 as compared to the three and six months ended April 30, 2014

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except per share data and % change)	2015	2014	Change		2015	2014	Change
Sales and revenues, net	$2,693	$2,746	$(53)	(2)%	$5,114	$4,954	$160	3%
Costs of products sold	2,360	2,468	(108)	(4)%	4,405	4,482	(77)	(2)%
Restructuring charges	6	8	(2)	(25)%	9	11	(2)	(18)%
Asset impairment charges	1	151	(150)	(99)%	8	169	(161)	(95)%
Selling, general and administrative expenses	243	237	6	3%	484	476	8	2%
Engineering and product development costs	76	83	(7)	(8)%	155	173	(18)	(10)%
Interest expense	75	74	1	1%	152	156	(4)	(3)%
Other (income) expense, net	(28)	(8)	(20)	N.M.	(31)	6	(37)	N.M.
Total costs and expenses	2,733	3,013	(280)	(9)%	5,182	5,473	(291)	(5)%
Equity in income of non-consolidated affiliates	1	3	(2)	(67)%	3	3	—	—%
Loss from continuing operations before income taxes	(39)	(264)	225	(85)%	(65)	(516)	451	(87)%
Income tax expense	(18)	(23)	5	(22)%	(25)	(11)	(14)	127%
Loss from continuing operations	(57)	(287)	230	(80)%	(90)	(527)	437	(83)%
Less: Net income attributable to non-controlling interests	7	11	(4)	(36)%	16	20	(4)	(20)%
Loss from continuing operations(A)	(64)	(298)	234	(79)%	(106)	(547)	441	(81)%
Income from discontinued operations, net of tax	—	1	(1)	N.M.	—	2	(2)	N.M.
Net loss(A)	$(64)	$(297)	$233	(78)%	$(106)	$(545)	$439	(81)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(0.78)	$(3.66)	$2.88	(79)%	$(1.30)	$(6.73)	$5.43	(81)%
Discontinued operations	—	0.01	(0.01)	N.M.	—	0.03	(0.03)	N.M.
	$(0.78)	$(3.65)	$2.87	(79)%	$(1.30)	$(6.70)	$5.40	(81)%
Diluted weighted average shares outstanding	81.6	81.4	0.2	—%	81.5	81.3	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Truck	$1,966	$1,889	77	4%	$3,636	$3,340	$296	9%
Parts	613	630	(17)	(3)%	1,239	1,216	23	2%
Global Operations	130	271	(141)	(52)%	282	483	(201)	(42)%
Financial Services	60	57	3	5%	120	112	8	7%
Corporate and Eliminations	(76)	(101)	25	(25)%	(163)	(197)	34	(17)%
Total	$2,693	$2,746	$(53)	(2)%	$5,114	$4,954	$160	3%
In the second quarter of 2015, the Truck segment net sales increase of $77 million, or 4%, was primarily due to improved Core truck volumes. Chargeouts from our Core market were up 10%, reflecting improvements in our Class 6 and 7 medium trucks, and our Class 8 heavy and severe service trucks. In the first half of 2015, the Truck segment net sales increase of $296 million, or 9%, was primarily due to improved Core truck volumes. Chargeouts from our Core markets were up 13%, reflecting improvements in all truck classes, and primarily Class 6 and 7 medium trucks. Also contributing to the increase in sales in the second quarter and first half of 2015 was an increase in our BDT joint venture, partially offset by a decrease in used truck sales.
In the second quarter of 2015, the Parts segment net sales decrease of $17 million, or 3%, was primarily due to a decline in BDP and export parts sales, partially offset by improvements in our North America markets. In the first half of 2015, the Parts segment net sales increase of $23 million, or 2%, was primarily due to improvements in our North America markets, partially offset by a decline in BDP and export parts sales. During the second quarter and first half of 2015, sales in the North America commercial parts channel increased by $11 million and $63 million, or 2% and 7%, compared to the respective comparable periods in 2014.
The Global Operations segment net sales decrease of $141 million and $201 million, or 52% and 42%, respectively, in the second quarter and first half of 2015, was primarily due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine operations due to the economic downturn in Brazil, and decreased revenue in our Brazil truck operations, as the prior year included a large government order.
The Financial Services segment net revenues increased $3 million and $8 million, or 5% and 7%, respectively, in the second quarter and first half of 2015, primarily due to an increase in the average wholesale notes receivable balance, partially offset by a decline in the average retail notes receivable balance.
Costs of products sold
In the second quarter of 2015 and first half of 2015, Costs of products sold decreased by $108 million and $77 million, respectively, reflecting the impact of lower sales in our Global Operations segment and lower adjustments to pre-existing warranties, partially offset by higher sales in our Truck segment and an increase of $14 million and $31 million, respectively, in our used truck reserves. In addition, Costs of products sold throughout 2015 was favorably impacted by a shift in product mix in our Core markets.
In the second quarter and first half of 2015, the Company recognized charges for adjustments to pre-existing warranties of $18 million and a benefit for adjustments to pre-existing warranties of $39 million, compared to charges for adjustments to pre-existing warranties of $42 million and $94 million in the respective prior year periods. Included in the second quarter of 2015 warranty expense are $12 million related to field campaigns we initiated to address issues in products sold. The improvement in adjustments to pre-existing warranties throughout 2015 reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. Additionally, in the second quarter of 2014, the Truck segment recognized charges of $34 million related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $6 million and $9 million, respectively, in the second quarter and first half of 2015, compared to charges of $8 million and $11 million in the respective prior year periods. In the second quarter of 2015, we incurred restructuring charges of $6 million related to cost reduction actions, including a reduction-in-force in our Global Operations segment. In the second quarter of 2014, we incurred restructuring charges of $8 million related to cost reduction actions that included a reduction-in-force in the U.S. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $1 million and $8 million, respectively, in the second quarter and first half of 2015, primarily related to certain operating leases. We recognized asset impairment charges of $151 million and $169 million, respectively, in the second quarter and first half of 2014. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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
Selling, general and administrative expenses
The SG&A expenses increase of $6 million and $8 million in the second quarter and first half of 2015, respectively, reflects an increase in compensation expense and post-retirement related costs, partially offset by the impact of our continued cost-reduction initiatives.
Engineering and product development costs
The Engineering and product development costs decrease of $7 million and $18 million in the second quarter and first half of 2015, respectively, is primarily due to decreased spend on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 greenhouse gas ("GHG") emission integration.
Interest expense
In the second quarter of 2015, interest expense was flat compared to the second quarter of 2014. In the first half of 2015, interest expense decreased $4 million compared to the corresponding prior year period, primarily driven by a decrease in our outstanding Manufacturing operations debt balance compared to 2014.
The change in our average outstanding debt balance was primarily the result of the repurchase of a portion of our 3.00% senior subordinated convertible notes ("2014 Convertible Notes") in April 2014 and the repayment of the remainder of our 2014 Convertible Notes in October 2014, partially offset by the private sale of our 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes") in April 2014.
Other (income) expense, net
We recognized Other net income of $28 million and $31 million in the second quarter and first half of 2015, respectively, compared to income of $8 million and expense of $6 million in the comparable prior periods. The income in the second quarter and first half of 2015 primarily consists of a $14 million gain related to settlement of a customer dispute, a $5 million tax credit, and gains on asset sales.
The income in the second quarter of 2014 consisted of a gain recognized due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and a net favorable impact from foreign exchange rates, offset by $11 million of charges related to the repurchase of a portion of our 2014 Convertible Notes, which primarily consisted of the write-off of related discount and debt issuance costs. Additionally, the expense in the first half of 2014 included a net unfavorable impact of $17 million due to fluctuations in foreign exchange rates, particularly in the Corporate and Eliminations due to the weakening of the Canadian Dollar against the U.S. Dollar, as well as in the Global Operations segment due to the weakening of the Brazilian Real against the U.S. Dollar.
Income tax expense
In the second quarter and first half of 2015, we recognized income tax expense from continuing operations of $18 million and $25 million, respectively, compared to expense of $23 million and $11 million in the comparable prior year periods. The difference between the income tax expense in the first half of 2015 and 2014 is due to geographical mix and certain discrete items. The income tax expense in the first half of 2014 included: (i) a net expense of $14 million for tax benefits recognized on losses offset with the establishment of a valuation allowance of $29 million on our deferred tax assets related to our Brazilian operations, (ii) a tax benefit in continuing operations of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes, and (iii) a tax benefit of $8 million due to the decrease in uncertain tax positions.
In the second quarter and first half of 2015, the impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.
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
Truck Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Truck segment sales, net	$1,966	$1,889	$77	4%	$3,636	$3,340	$296	9%
Truck segment loss	(51)	(129)	78	(60)%	(69)	(337)	268	(80)%
Segment sales
In the second quarter of 2015, the Truck segment net sales increase of $77 million, or 4%, was primarily due to improved Core truck volumes. Truck chargeouts from our Core markets were up 10%, reflecting a 24% increase in Class 6 and 7 medium trucks, a 10% increase in Class 8 severe service trucks, and a 9% increase in Class 8 heavy trucks, partially offset by a 15% decrease in school buses. Also contributing to the increase in sales in the second quarter of 2015 is an increase in our BDT joint venture, partially offset by a decline in our export truck operations, particularly in Colombia, and lower volumes in our used truck operations. On May 29, 2015, we acquired all of Ford's remaining 25% ownership in the BDT joint venture. For more information on the BDT joint venture, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
In the first half of 2015, the Truck segment net sales increase of $296 million, or 9%, was primarily due to improved Core truck volumes. Truck chargeouts from our Core markets were up 13%, reflecting a 24% increase in Class 6 and 7 medium trucks, a 10% increase in Class 8 severe service trucks, an 8% increase in Class 8 heavy trucks, and a 6% increase in school buses. Also contributing to the increase in sales in the first half of 2015 is an increase in our BDT joint venture, partially offset by a decline in our used truck operations.
Segment loss
In the second quarter and first half of 2015, the Truck segment improved its segment loss by $78 million and $268 million, respectively, primarily driven by lower charges for adjustments to pre-existing warranties. In the second quarter and first half of 2015, the Truck segment recorded charges for adjustments to pre-existing warranties of $19 million and a benefit for adjustments to pre-existing warranties of $36 million, respectively, compared to charges of $42 million and $93 million, respectively, in comparable prior year periods. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. In addition, gross margin throughout 2015 was favorably impacted by a shift in product mix in our Core markets, partially offset by an increase in charges for our used truck reserves of $14 million and $31 million in the second quarter and first half of 2015, respectively.
Selling, general and administrative ("SG&A") expenses and Engineering and product development costs continued to decline.

The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to decreased spending on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 GHG emission integration.
Additionally, in the first half of 2015, the segment recorded asset impairment charges of $8 million, compared to $19 million in the first half of 2014. The charges in 2015 were for certain operating leases, while the charges in 2014 were for certain intangible and long-lived assets and reflect our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information on the other asset impairment charges, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Offsetting these factors were certain other charges. The segment incurred accelerated depreciation charges of $12 million and $25 million in the second quarter and first half of 2015, respectively, for certain assets related to the foundry facilities. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Parts Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Parts segment sales, net	$613	$630	$(17)	(3)%	$1,239	$1,216	$23	2%
Parts segment profit	133	133	—	—%	278	241	37	15%
Segment sales
In the second quarter of 2015, the Parts segment net sales decrease of $17 million, or 3%, is due to a decline in BDP and export parts sales, partially offset by improvements in our North America markets. In the first half of 2015, the Parts segment net sales increase of $23 million, or 2%, is due to improvements in our North America markets, partially offset by a decline in BDP and export parts sales. During the second quarter and first half of 2015, sales in the North America commercial parts channel increased by $11 million and $63 million, or 2% and 7%, respectively, compared to respective prior year periods.
Segment profit
In the second quarter of 2015, Parts segment profit was flat compared to 2014, as margin improvements in our commercial markets and lower intercompany "access fees" were offset by the decrease in net sales. In the first half of 2015, the increase in the Parts segment profit of $37 million was primarily due to margin improvements in our commercial markets and, to a lesser extent, lower intercompany "access fees". Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A. The lower fees in 2015 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Global Operations segment sales, net	$130	$271	$(141)	(52)%	$282	$483	$(201)	(42)%
Global Operations segment profit (loss)	1	(162)	163	N.M.	(14)	(197)	183	(93)%
Segment sales
In the second quarter and first half of 2015, the Global Operations segment net sales decrease of $141 million and $201 million, respectively, was driven by a decrease of $111 million and $147 million, respectively, in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 48% and 34%, respectively, in the second quarter and first half of 2015 compared to the comparable prior year. The decrease in 2015 was also attributable to a decrease in revenue from our Brazil truck operations, as the prior year included a large government order.

Segment profit (loss)
In the second quarter and first half of 2015, the Global Operations segment results improved by $163 million and $183 million, respectively, primarily due to non-cash charges of $149 million for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark during the second quarter of 2014. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired.
Excluding the impact of the prior year impairment, the Global Operations segment results improved by $14 million and $34 million in the second quarter and first half of 2015, respectively. The results in both periods in 2015 reflect a $10 million net gain related to a settlement of a customer dispute. The remaining improvements in the segment are primarily due to lower manufacturing and structural costs as a result of our restructuring and cost-reduction efforts, partially offset by the decreased results of our Brazil truck operations, including a $6 million inventory charge related to our efforts to right-size the truck business due to the current economic conditions in Brazil.
Financial Services Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Financial Services segment revenues, net	$60	$57	$3	5%	$120	$112	$8	7%
Financial Services segment profit	22	24	(2)	(8)%	46	47	(1)	(2)%
Segment revenues
In the second quarter and first half of 2015, net revenues in the Financial Services segment increased by $3 million and $8 million, or 5% and 7%, respectively, primarily driven by an increase in the average wholesale notes receivable balance, partially offset by a decline in the average retail notes receivable balance. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio.
Segment profit
In the second quarter and first half of 2015, the Financial Services segment profit was comparable to the prior year as the increase in revenue was offset by an increase in provision for loan losses in Mexico due to a decline in portfolio quality of the retail portfolio, the suspension of revenue on certain impaired operating leases, and lower interest income from intercompany loans.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Core truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	4,400	3,900	500	13%	10,100	9,200	900	10%
Class 6 and 7 medium trucks	20,000	19,500	500	3%	38,000	35,200	2,800	8%
Class 8 heavy trucks	51,700	42,600	9,100	21%	102,100	85,200	16,900	20%
Class 8 severe service trucks	14,700	12,000	2,700	23%	29,000	24,100	4,900	20%
Total Core markets	90,800	78,000	12,800	16%	179,200	153,700	25,500	17%
Combined class 8 trucks	66,400	54,600	11,800	22%	131,100	109,300	21,800	20%
Navistar Core retail deliveries	15,500	14,600	900	6%	28,500	26,700	1,800	7%

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	27%	21%	19%	20%	26%
Class 8 heavy trucks	12%	10%	15%	14%	14%
Class 8 severe service trucks	15%	14%	14%	15%	17%
Combined class 8 trucks	13%	11%	15%	14%	15%
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

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	3,500	2,900	600	21%	6,000	5,200	800	15%
Class 6 and 7 medium trucks	4,400	6,000	(1,600)	(27)%	9,000	10,300	(1,300)	(13)%
Class 8 heavy trucks	5,600	9,200	(3,600)	(39)%	13,700	14,800	(1,100)	(7)%
Class 8 severe service trucks	2,800	2,300	500	22%	4,800	4,600	200	4%
Total Core Markets	16,300	20,400	(4,100)	(20)%	33,500	34,900	(1,400)	(4)%
Combined class 8 trucks	8,400	11,500	(3,100)	(27)%	18,500	19,400	(900)	(5)%
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

	As of April 30,			% Change
(in units)	2015	2014	Change
Core Markets (U.S. and Canada)
School buses	3,000	3,400	(400)	(12)%
Class 6 and 7 medium trucks	5,500	6,200	(700)	(11)%
Class 8 heavy trucks	13,800	12,800	1,000	8%
Class 8 severe service trucks	2,700	2,500	200	8%
Total Core Markets	25,000	24,900	100	—%
Combined class 8 trucks	16,500	15,300	1,200	8%

Truck Chargeouts

We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	2,300	2,700	(400)	(15)%	5,000	4,700	300	6%
Class 6 and 7 medium trucks	6,700	5,400	1,300	24%	10,700	8,600	2,100	24%
Class 8 heavy trucks	7,300	6,700	600	9%	12,100	11,200	900	8%
Class 8 severe service trucks	2,300	2,100	200	10%	4,300	3,900	400	10%
Total Core Markets	18,600	16,900	1,700	10%	32,100	28,400	3,700	13%
Non "core" military	—	100	(100)	—%	—	100	(100)	—%
Other markets(A)	5,400	6,700	(1,300)	(19)%	12,400	12,100	300	2%
Total worldwide unit	24,000	23,700	300	1%	44,500	40,600	3,900	10%
Combined class 8 trucks	9,600	8,800	800	9%	16,400	15,100	1,300	9%
_____________________________

(A)
Other markets primarily consist of Export Truck and Mexico and also includes chargeouts related to BDT of 2,600 units and 2,100 units during the three months ended April 30, 2015 and 2014, respectively, and 6,000 and 4,500 during the six months ended April 30, 2015 and 2014.

Engine Shipments

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
(in units)	2015	2014	Change		2015	2014	Change
OEM sales-South America	11,600	24,500	(12,900)	(53)%	27,300	44,900	(17,600)	(39)%
Intercompany sales	7,000	10,100	(3,100)	(31)%	13,600	19,600	(6,000)	(31)%
Other OEM sales	2,600	2,900	(300)	(10)%	5,500	5,300	200	4%
Total sales	21,200	37,500	(16,300)	(43)%	46,400	69,800	(23,400)	(34)%

Liquidity and Capital Resources

	As of
(in millions)	April 30, 2015	October 31, 2014	April 30, 2014
Consolidated cash and cash equivalents	$583	$497	$594
Consolidated marketable securities	273	605	534
Consolidated cash, cash equivalents and marketable securities	$856	$1,102	$1,128
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In July 2014, our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility") was amended to remove used truck inventory from the borrowing base. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with NFC secured by a first priority lien on used truck inventory (and certain related assets) (the "Intercompany Used Truck Loan"). During 2014, NFC made secured intercompany loans to our Manufacturing operations under the Intercompany Used Truck Loan of $181 million. During the first half of 2015, we increased our borrowings under the Intercompany Used Truck Loan by $42 million to $223 million and also received $125 million in dividends from NFC. $80 million of the dividends paid by NFC were funded by the partial repayment of an intercompany loan to NFC and were therefore cash neutral to NFC and NIC.
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
Consolidated cash, cash equivalents and marketable securities was $856 million at April 30, 2015, which includes $87 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Six Months Ended April 30, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(32)	$(205)	$(237)
Net cash provided by investing activities	295	37	332
Net cash provided by (used in) financing activities	(132)	149	17
Effect of exchange rate changes on cash and cash equivalents	(35)	9	(26)
Increase (decrease) in cash and cash equivalents	96	(10)	86
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$536	$47	$583

	Six Months Ended April 30, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(341)	$15	$(326)
Net cash provided by (used in) investing activities	224	(82)	142
Net cash provided by (used in) financing activities	(36)	69	33
Effect of exchange rate changes on cash and cash equivalents	(11)	1	(10)
Increase (decrease) in cash and cash equivalents	(164)	3	(161)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$563	$31	$594
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

Manufacturing Operations

Manufacturing Operations Cash Flow from Operating Activities

Cash used in operating activities was $32 million and $341 million in the six months ended April 30, 2015 and 2014, respectively. The improvement in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to a lower net loss, dividends received from NFC, and a decrease in inventories, partially offset by lower collections of accounts receivable, higher accounts payable payments and changes in other noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $94 million and $104 million in the six months ended April 30, 2015 and 2014, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $295 million and $224 million in the six months ended April 30, 2015 and 2014, respectively. The net increase in cash flow from investing activities in 2015 compared to 2014 was primarily attributable to lower purchases of equipment leased to others and lower purchases of marketable securities.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $132 million and $36 million in the six months ended April 30, 2015 and 2014, respectively. The net decrease in cash flow from financing activities in 2015 compared to 2014 was primarily attributable to a partial repayment of an intercompany loan due to our Financial Services operations and lower proceeds from the exercise of employee stock options.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $205 million in the six months ended April 30, 2015, compared to cash provided by operating activities of $15 million in the six months ended April 30, 2014. The decrease in cash flow from operating activities was primarily due to the payment of dividends to the Manufacturing operations and an increase in originations of wholesale receivables.
Cash paid for interest, net of amounts capitalized, was $31 million in the six months ended April 30, 2015, compared to $27 million in the six months ended April 30, 2014. The increase was due to the higher average borrowing levels needed to fund the increase in average finance receivables.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash provided by investing activities was $37 million in the three months ended April 30, 2015, compared to cash used in investing activities of $82 million in the same period of 2014. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2015 and 2014, along with purchases of equipment leased to others. In 2015, restricted cash was liquidated in conjunction with the repayment of investor notes which matured in January 2015, and the repayment of the retail securitization in December 2014. Also, purchases of equipment leased to others declined.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $149 million and $69 million in the six months ended April 30, 2015 and 2014, respectively. The increase was primarily due to the higher funding requirements for the increase in originations of wholesale receivables and an increase in borrowings used for the secured intercompany loan.

Consolidated EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, which excludes certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, or an alternative for, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.

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
EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
Loss from continuing operations attributable to NIC, net of tax	$(64)	$(298)	$(106)	$(547)
Plus:
Depreciation and amortization expense	74	99	153	185
Manufacturing interest expense(A)	57	57	114	122
Less:
Income tax benefit (expense)	(18)	(23)	(25)	(11)
EBITDA	$85	$(119)	$186	$(229)
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
Interest expense	75	74	152	156
Less: Financial services interest expense	18	17	38	34
Manufacturing interest expense	$57	$57	$114	$122

Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2015	2014	2015	2014
EBITDA (reconciled above)	$85	$(119)	$186	$(229)
Less significant items of:
Adjustments to pre-existing warranties(A)	18	42	(39)	94
Restructuring charges(B)	2	8	5	11
Asset impairment charges(C)	1	151	8	169
Gain on settlement(D)	(10)	—	(10)	—
Brazil truck business actions(E)	6	—	6	—
Total adjustments	17	201	(30)	274

Adjusted EBITDA	$102	$82	$156	$45
______________________

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

(B)	In the second quarter of 2014, we incurred restructuring charges of $8 million related to cost reduction actions that included a reduction-in-force in the U.S.

(C)
In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. Due to slower than expected growth in the Brazilian economy causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark were impaired. Additionally, in the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, the Truck segment recognized asset impairment charges of $18 million.

(D)
In the second quarter of 2015, the Global Operations segment recognized a $10 million net gain related to a settlement of a customer dispute. The $10 million net gain for the settlement included restructuring charges of $4 million.

(E)	In the second quarter and first half of 2015 our Global Operations segment recorded $6 million in inventory charges to right size the Brazil Truck business.

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
For the three and six months ended April 30, 2015, we contributed $32 million and $62 million respectively, and for the three and six months ended April 30, 2014, we contributed $36 million and $65 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $51 million during the remainder of 2015. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2016 through 2018, the Company will be required to contribute at least $100 million per year to the Plans, depending on asset performance and discount rates.
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

Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2014. During the six months ended April 30, 2015, there were no significant changes in our application of our critical accounting policies.
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
Recently Issued and Adopted Accounting Standards
In the quarter ended April 30, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Our effective date is November 1, 2017. On April 29, 2015 the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09 and allow early adoption as of the original effective date. The changes to the effective date and early adoption are still subject to final approval. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2014. During six months ended April 30, 2015, there have been no significant changes in our exposure to market risk.

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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, we concluded that our disclosure controls and procedures were not effective as of October 31, 2014 based on the material weakness identified. Based on the material weakness, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2015, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, and prior to filing this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for warranty costs estimates and other significant accounting estimates and transactions. These substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and continued to exist as of April 30, 2015, is as follows:

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
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of April 30, 2015. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1.     Legal Proceedings

During the six months ended April 30, 2015, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, except (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015, and (ii) those disclosed below:
Profit Sharing Disputes
In March 2015, the 6th Circuit Court of Appeals remanded the case to the U.S. District Court for the Southern District of Ohio ("Court") with instructions that the claims in the Committee's Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. In May 2015, the Court ordered that the claims be arbitrated pursuant to the order of the Court of Appeals.
Shareholder Litigation
In the “10b-5 Cases” (as defined under Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements, above), on the Court's own motion, the ruling date on the Motion to Dismiss the Second Amended Complaint was extended again to June 11, 2015.
MaxxForce Engine EGR Warranty Litigation
One additional putative class action lawsuit was filed in the District of Alabama bringing the total number of U.S. Actions to eighteen. On March 5, 2015, Judge Gottschall entered an order in the MDL proceeding appointing interim lead counsel and interim liaison counsel for the Plaintiffs. On May 11, 2015, lead counsel for the Plaintiffs filed a Consolidated Amended Complaint. The next status conference is set for July 2015.
Brazil Truck Dealer Disputes
During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. The arbitral tribunal will issue a schedule for the arbitration submissions. As of April 30, 2015, the approximate amount of the IIAA claim against Navitrucks is R$71 million (approximately US$24 million as of April 30, 2015), and the approximate amount of the Navitrucks claim against IIAA is R$182 million (approximately US$61 million as of April 30, 2015).
EPA Notice of Violation
Navistar and the DOJ are in continuing discussions concerning this matter. If the DOJ ultimately initiates litigation, it is likely that the DOJ will request a significant civil penalty.

Item 1A.	Risk Factors
During the six months ended April 30, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2014, except as disclosed below;
Significant changes expected at GE Capital may adversely impact the retail and/or wholesale financing for our products in the U.S. and Canada.

Navistar Capital, an alliance with GE Capital, has been our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. since 2010. In addition, GE Capital has provided wholesale and retail financing to support the sale of our products in Canada for over 25 years (“GE NavCap Canada”). On April 10, 2015, General Electric Company, the parent of GE Capital, announced a plan to reduce the size of its financial services businesses through the sale of most of the assets and businesses of GE Capital - including Navistar Capital and GE NavCap Canada - over the next 24 months. If GE Capital is unable to sustain the volume and quality of the loan origination and other financing services it has provided to date while it is in the midst of a sale process, or if the third party or parties to whom it sells Navistar Capital and GE NavCap Canada are unable or unwilling to do so, our ability to sell our products with financing may be adversely affected, and as a result, our business, financial condition, results of operations and cash flows may suffer. Furthermore, if GE Capital is unable or unwilling to find a buyer for Navistar Capital and GE NavCap Canada, or if GE Capital’s proposed buyer is unacceptable to us, then GE Capital may exercise its right to terminate its arrangements with us upon delivery of twelve months’ advance notice. If GE Capital chooses to exercise this option, we will need to deploy significant resources to identify a new financial services partner, or prepare to assume direct control and responsibility for loan origination and other financing services, including raising capital to fund the financing activities, hiring additional financing personnel and developing internal systems and other infrastructure that had previously been managed by GE Capital. There can be no assurance that we would be able to adequately, timely or cost-effectively replace the financing services provided by GE Capital (either by identifying a new third-party partner or by internalizing such services and obtaining the capital needed to fund the financing activities), and any failure to do so could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.
Item 6. Exhibits

Exhibit:	Description	Page
(3)	Articles of Incorporation and By-Laws	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-19
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-20
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-21
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-22
(99.1)	Additional Financial Information (Unaudited)	E-23
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 4, 2015