Form 10-Q
period 2015-07-31
NAVISTAR INTERNATIONAL CORP
filed 2015-09-02
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2015, the number of shares outstanding of the registrant’s common stock was 81,522,206, net of treasury shares.

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

•
our ability to finish the “Drive-to-Deliver” turnaround and implement our new strategy focused on establishing a leading market position based on uptime advantage and developing effective leaders at every level, and the results we expect to achieve from the completion of the turnaround and the implementation of our strategy;

•	anticipated results from our Return-on-Invested-Capital ("ROIC") methodology and the benchmarking study to create a pathway to achieve profitability;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the termination of our Blue Diamond Truck ("BDT") joint venture with Ford Motor Company ("Ford");

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within (i) our Annual Report on Form 10-K for the year ended October 31, 2014, which was filed on December 16, 2014, and (ii) our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, which was filed on June 4, 2015, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2015	2014	2015	2014
Sales and revenues
Sales of manufactured products, net	$2,501	$2,806	$7,544	$7,683
Finance revenues	37	38	108	115
Sales and revenues, net	2,538	2,844	7,652	7,798
Costs and expenses
Costs of products sold	2,172	2,417	6,577	6,899
Restructuring charges	13	16	22	27
Asset impairment charges	7	4	15	173
Selling, general and administrative expenses	220	241	704	717
Engineering and product development costs	71	80	226	253
Interest expense	75	78	227	234
Other income, net	(6)	(11)	(37)	(5)
Total costs and expenses	2,552	2,825	7,734	8,298
Equity in income of non-consolidated affiliates	3	2	6	5
Income (loss) from continuing operations before income taxes	(11)	21	(76)	(495)
Income tax expense	(12)	(14)	(37)	(25)
Income (loss) from continuing operations	(23)	7	(113)	(520)
Income from discontinued operations, net of tax	2	1	2	3
Net income (loss)	(21)	8	(111)	(517)
Less: Net income attributable to non-controlling interests	7	10	23	30
Net loss attributable to Navistar International Corporation	$(28)	$(2)	$(134)	$(547)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(30)	$(3)	$(136)	$(550)
Income from discontinued operations, net of tax	2	1	2	3
Net loss	$(28)	$(2)	$(134)	$(547)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.37)	$(0.04)	$(1.67)	$(6.77)
Discontinued operations	0.03	0.02	0.03	0.04
	$(0.34)	$(0.02)	$(1.64)	$(6.73)

Diluted:
Continuing operations	$(0.37)	$(0.04)	$(1.67)	$(6.77)
Discontinued operations	0.03	0.02	0.03	0.04
	$(0.34)	$(0.02)	$(1.64)	$(6.73)

Weighted average shares outstanding:
Basic	81.6	81.4	81.5	81.3
Diluted	81.6	81.4	81.5	81.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net loss attributable to Navistar International Corporation	$(28)	$(2)	$(134)	$(547)
Other comprehensive income (loss):
Foreign currency translation adjustment	(47)	(3)	(133)	(17)
Defined benefit plans (net of tax of $0, $(3), $(1), $(4), respectively)	33	33	98	83
Total other comprehensive income (loss)	(14)	30	(35)	66
Total comprehensive income (loss) attributable to Navistar International Corporation	$(42)	$28	$(169)	$(481)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	July 31, 2015	October 31, 2014
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$547	$497
Restricted cash and cash equivalents	200	40
Marketable securities	293	605
Trade and other receivables, net	430	553
Finance receivables, net	1,737	1,758
Inventories	1,199	1,319
Deferred taxes, net	37	55
Other current assets	179	186
Total current assets	4,622	5,013
Restricted cash	157	131
Trade and other receivables, net	14	25
Finance receivables, net	213	280
Investments in non-consolidated affiliates	71	73
Property and equipment (net of accumulated depreciation and amortization of $2,534 and $2,535, respectively)	1,375	1,562
Goodwill	38	38
Intangible assets (net of accumulated amortization of $115 and $109, respectively)	67	90
Deferred taxes, net	126	145
Other noncurrent assets	86	86
Total assets	$6,769	$7,443
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,090	$1,295
Accounts payable	1,326	1,564
Other current liabilities	1,333	1,372
Total current liabilities	3,749	4,231
Long-term debt	4,196	3,929
Postretirement benefits liabilities	2,749	2,862
Deferred taxes, net	14	14
Other noncurrent liabilities	870	1,025
Total liabilities	11,578	12,061
Redeemable equity securities	1	2
Stockholders’ deficit
Series D convertible junior preference stock	3	3
Common stock (86.8 shares issued, and $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,497	2,500
Accumulated deficit	(4,816)	(4,682)
Accumulated other comprehensive loss	(2,298)	(2,263)
Common stock held in treasury, at cost (5.3 and 5.4 shares, respectively)	(212)	(221)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,817)	(4,654)
Stockholders’ equity attributable to non-controlling interests	7	34
Total stockholders’ deficit	(4,810)	(4,620)
Total liabilities and stockholders’ deficit	$6,769	$7,443

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2015	2014
Cash flows from operating activities
Net loss	$(111)	$(517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	177
Depreciation of equipment leased to others	56	79
Deferred taxes, including change in valuation allowance	(9)	(4)
Asset impairment charges	15	173
Amortization of debt issuance costs and discount	28	38
Stock-based compensation	8	12
Provision for doubtful accounts, net of recoveries	(6)	12
Equity in income of non-consolidated affiliates, net of dividends	2	4
Write-off of debt issuance cost and discount	—	1
Other non-cash operating activities	(28)	(27)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(134)	(292)
Net cash used in operating activities	(14)	(344)
Cash flows from investing activities
Purchases of marketable securities	(515)	(1,210)
Sales of marketable securities	764	1,092
Maturities of marketable securities	63	330
Net change in restricted cash and cash equivalents	(192)	(30)
Capital expenditures	(72)	(57)
Purchases of equipment leased to others	(58)	(157)
Proceeds from sales of property and equipment	12	40
Proceeds from sales of affiliates	7	6
Acquisition of intangibles	(4)	—
Net cash provided by investing activities	5	14
Cash flows from financing activities
Proceeds from issuance of securitized debt	490	82
Principal payments on securitized debt	(247)	(101)
Net change in secured revolving credit facilities	(9)	92
Proceeds from issuance of non-securitized debt	166	603
Principal payments on non-securitized debt	(234)	(617)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(41)	87
Principal payments under financing arrangements and capital lease obligations	(2)	(20)
Debt issuance costs	(10)	(14)
Proceeds from financed lease obligations	26	44
Proceeds from exercise of stock options	1	18
Dividends paid by subsidiaries to non-controlling interest	(27)	(40)
Other financing activities	(27)	—
Net cash provided by financing activities	86	134
Effect of exchange rate changes on cash and cash equivalents	(27)	(12)
Increase (decrease) in cash and cash equivalents	50	(208)
Cash and cash equivalents at beginning of the period	497	755
Cash and cash equivalents at end of the period	$547	$547

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(134)	—	—	23	(111)
Total other comprehensive loss	—	—	—	—	(35)	—	—	(35)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(9)	—	—	9	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(27)	(27)
Acquire remaining ownership interest from non-controlling interest holder	—	—	(4)	—	—	—	(23)	(27)
Balance as of July 31, 2015	$3	$9	$2,497	$(4,816)	$(2,298)	$(212)	$7	$(4,810)

Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)	—	—	—	(547)	—	—	30	(517)
Total other comprehensive income	—	—	—	—	66	—	—	66
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	7	—	—	—	—	7
Stock ownership programs	—	—	(9)	—	—	26	—	17
Equity component of convertible debt instruments, net of tax expense of $16	—	—	27	—	—	—	—	27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3	—	—	(5)	—	—	—	—	(5)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(40)	(40)
Balance as of July 31, 2014	$3	$9	$2,499	$(4,610)	$(1,758)	$(225)	$34	$(4,048)

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
Certain reclassifications were made to prior period amounts to conform to the 2015 presentation, which relate to the realignment of our reporting segments that became effective during the first quarter of 2015. For more information, see Note 12, Segment Reporting. In addition, reclassifications were made to present the net change in secured revolving credit facilities as a separate line rather than within proceeds from issuance of securitized debt and principal payments on securitized debt on the Condensed Statements of Cash Flows. This reclassification did not have an impact on our Condensed Statements of Cash Flows.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") joint venture with Ford. As a result, our Consolidated Balance Sheets include assets of $56 million and $57 million and liabilities of $13 million and $5 million as of July 31, 2015 and October 31, 2014, respectively, including $15 million and $11 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On May 29, 2015, we acquired Ford's remaining 25% ownership in our Blue Diamond Truck ("BDT") joint venture for $27 million. The acquisition of Ford's remaining ownership of the BDT joint venture did not have a material impact on our consolidated net loss for the three months ended July 31, 2015. Prior to the acquisition of Ford's remaining ownership, we were the primary beneficiary of our BDT joint venture with Ford. As a result, our Consolidated Balance Sheets at October 31, 2014 include assets of $240 million and liabilities of $245 million, including $66 million of cash and cash equivalents, which were not readily available to satisfy claims against our general assets.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.3 billion and $1.1 billion as of July 31, 2015 and October 31, 2014, respectively, and liabilities of $1.1 billion and $896 million as of July 31, 2015 and October 31, 2014, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $207 million and $156 million and corresponding liabilities of $85 million and $54 million as of July 31, 2015 and October 31, 2014, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2015	2014
Balance at beginning of period	$1,197	$1,349
Costs accrued and revenues deferred	177	235
Currency translation adjustment	(7)	(2)
Adjustments to pre-existing warranties(A)	(38)	65
Payments and revenues recognized	(313)	(391)
Balance at end of period	1,016	1,256
Less: Current portion	466	578
Noncurrent accrued product warranty and deferred warranty revenue	$550	$678
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

Adjustments to pre-existing warranties in the third quarter and nine months ended July 31, 2015 include a benefit of $2 million related to our Workhorse Custom Chassis operations, which are reported in Discontinued Operations in the Consolidated Statements of Operations. In the first quarter of 2015, we recognized a benefit for adjustments to pre-existing warranties of $57 million or a benefit of $0.70 per diluted share. In the first quarter of 2014, we recorded adjustments for changes in estimates of $52 million or charges of $0.64 per diluted share. In the second quarter of 2014, we recorded adjustments for changes in estimates of $42 million, or charges of $0.52 per diluted share. In the third quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $29 million, or a benefit of $0.36 per diluted share. The impact of income taxes on the 2015 and 2014 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $419 million and $437 million at July 31, 2015 and October 31, 2014, respectively. Revenue recognized under our extended warranty programs was $40 million and $115 million, in the three and nine months ended July 31, 2015, respectively, and $36 million and $96 million for the three and nine months ended July 31, 2014, respectively.

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of July 31, 2015, approximately 6,000, or 73%, of our hourly workers and approximately 200, or 3%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
During the third quarter of 2015, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with an indefinite-lived intangible asset, trademark, of $24 million. As a result, we performed an impairment analysis in the third quarter of 2015 utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the trademark exceeded its fair value. As a result, we determined that the trademark was impaired and recognized an impairment charge of $3 million. The non-cash impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. The Brazilian engine reporting unit is included in the Global Operations segment.

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
Recently Adopted Accounting Standards
In the nine months ended July 31, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB deferred the effective date of this update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date is November 1, 2018. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at July 31, 2015
Employee termination charges	$8	$17	$(7)	$(2)	$16
Lease vacancy	11	—	(6)	—	5
Other	1	2	(2)	—	1
Restructuring liability	$20	$19	$(15)	$(2)	$22

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at July 31, 2014
Employee termination charges	$15	$12	$(12)	$(2)	$13
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	1	(6)	—	13
Other	1	—	(2)	—	(1)
Restructuring liability	$34	$14	$(21)	$(2)	$25

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

North American Manufacturing Restructuring Activities
We continue to focus on our core North American Truck and Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using a Return-On-Invested-Capital ("ROIC") methodology, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. Potential additional charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to employee negotiation, acceptance rates and the resolution of disputes related thereto. Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized additional charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, the Company filed a notice of motion for leave to appeal to the Court of Appeal for Ontario. The appeal was perfected on August 25, 2015 through an additional filing. See Note 7, Postretirement benefits for further discussion.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility and on June 30, 2015, we closed our Indianapolis, Indiana foundry. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result of these actions, the Truck segment recognized charges of $3 million and $28 million in the third quarter and first nine months of 2015, respectively, for the acceleration of depreciation of certain assets related to the foundry facilities. These charges are reported within Costs of products sold in the Company's Consolidated Statements of Operations.
Cost-Reductions and Other Strategic Initiatives
From time to time, we have announced, and we may continue to announce, actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
In the third quarter of 2015, the Company initiated new cost-reduction actions, including a reduction-in-force in the U.S. and Brazil. As a result of these actions, the Company recognized restructuring charges of $13 million in personnel costs for employee termination and related benefits, which will be paid throughout 2015 and 2016.
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
Asset Impairments
The following table reconciles our impairment charges in our Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
Goodwill impairment charge	$—	$—	$—	$142
Intangible asset impairment charge	3	—	3	7
Other asset impairment charges related to continuing operations	4	4	12	24
Total asset impairment charges	$7	$4	$15	$173

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In the third quarter of 2015, the Company recognized impairment charges of $7 million, the majority of which was for certain long-lived assets in our Truck segment and certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademark asset carrying value was impaired. For more information, see Note 1, Summary of Significant Accounting Policies. In addition, during the third quarter of 2015, the Company concluded it had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million. These charges are recognized in Asset impairment charges in the Company's Consolidated Statements of Operations.
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
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.7 billion and $2.6 billion as of July 31, 2015 and October 31, 2014, respectively. Included in total assets of our Financial Services operations are finance receivables of $2.0 billion as of July 31, 2015 and October 31, 2014. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net consist of the following:

(in millions)	July 31, 2015	October 31, 2014
Retail portfolio	$606	$726
Wholesale portfolio	1,372	1,339
Total finance receivables	1,978	2,065
Less: Allowance for doubtful accounts	28	27
Total finance receivables, net	1,950	2,038
Less: Current portion, net(A)	1,737	1,758
Noncurrent portion, net	$213	$280
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2015 and October 31, 2014, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.0 billion and $996 million as of July 31, 2015 and October 31, 2014, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $129 million and $93 million as of July 31, 2015 and October 31, 2014, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
Retail notes and finance leases revenue	$12	$16	$37	$49
Wholesale notes interest	27	22	75	59
Operating lease revenue	16	15	46	44
Retail and wholesale accounts interest	8	7	25	20
Gross finance revenues	63	60	183	172
Less: Intercompany revenues	(26)	(22)	(75)	(57)
Finance revenues	$37	$38	$108	$115

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2015				Three Months Ended July 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$25	$3	$30	$58	$22	$2	$38	$62
Provision for doubtful accounts, net of recoveries	2	—	—	2	3	—	—	3
Charge-off of accounts(A)	—	—	(1)	(1)	(2)	—	(3)	(5)
Other(B)	(2)	—	(3)	(5)	1	—	(1)	—
Allowance for doubtful accounts, at end of period	$25	$3	$26	$54	$24	$2	$34	$60

	Nine Months Ended July 31, 2015				Nine Months Ended July 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	7	—	—	7	10	—	3	13
Charge-off of accounts(A)	(1)	—	(4)	(5)	(7)	—	(5)	(12)
Other(B)	(5)	—	(8)	(13)	—	—	(1)	(1)
Allowance for doubtful accounts, at end of period	$25	$3	$26	$54	$24	$2	$34	$60
________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were both less than $1 million, for the three and nine months ended July 31, 2015, as well as for the three and nine months ended July 31, 2014.

(B) Amounts include currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	July 31, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$21	$—	$21	$20	$—	$20
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	10	—	10	6	—	6
Finance receivables on non-accrual status	21	—	21	21	—	21
For the impaired finance receivables in the retail portfolio as of July 31, 2015 and 2014, the average balances of those receivables were $21 million and $15 million during the nine months ended July 31, 2015 and 2014, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$531	$1,369	$1,900	$643	$1,333	$1,976
30-90 days past due	58	2	60	64	2	66
Over 90 days past due	17	1	18	19	4	23
Total finance receivables	$606	$1,372	$1,978	$726	$1,339	$2,065
5. Inventories
The following table presents the components of Inventories:

(in millions)	July 31, 2015	October 31, 2014
Finished products	$772	$880
Work in process	66	50
Raw materials	361	389
Total inventories	$1,199	$1,319
6. Debt

(in millions)	July 31, 2015	October 31, 2014
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2017, net of unamortized discount of $2 and $3, respectively	$695	$694
8.25% Senior Notes, due 2021, net of unamortized discount of $18 and $20, respectively	1,182	1,180
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $16 and $19, respectively	184	181
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $34 and $40, respectively	377	371
Debt of majority-owned dealerships	26	30
Financing arrangements and capital lease obligations	48	54
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	3	10
Financed lease obligations	129	184
Other	19	29
Total Manufacturing operations debt	2,888	2,958
Less: Current portion	100	100
Net long-term Manufacturing operations debt	$2,788	$2,858

(in millions)	July 31, 2015	October 31, 2014
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	$1,135	$914
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	1,147	1,242
Commercial paper, at variable rates, program matures in 2017	90	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	26	36
Total Financial Services operations debt	2,398	2,266
Less: Current portion	990	1,195
Net long-term Financial Services operations debt	$1,408	$1,071

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
During the second quarter of 2014, the Company used proceeds from the private issuance of $411 million of 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes"), as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. The Company recorded a charge of $11 million related to the repurchase which was recognized in Other income, net. In conjunction with the repurchases of the 2014 Convertible Notes, call options representing 8,026,456 shares expired or were unwound by the Company and warrants representing 6,523,319 shares were unwound by the Company. On October 15, 2014, upon maturity, the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.
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
In April 2013, the Term Loan Credit Facility was amended (the "Amended Term Loan Credit Facility"), to: (i) change the maturity date of all borrowings under the Term Loan Credit Facility to August 17, 2017, (ii) lower the interest on all borrowings under the Term Loan Credit Facility to a rate equal to a base rate plus a spread of 3.50%, or a Eurodollar rate plus a spread of 4.50% with a London Interbank Offered Rate ("LIBOR") floor that was reduced to 1.25%, (iii) provide additional operating flexibility, and (iv) remove certain pledged assets as collateral from the Term Loan Credit Facility.
In August 2015, the Amended Term Loan Credit Facility was refinanced with a new Senior Secured Term Loan Credit Facility (“Senior Secured Term Loan Credit Facility”), for $1.04 billion. Under the Senior Secured Term Loan Credit Facility: (i) the maturity date was extended to August 7, 2020, (ii) interest rate margins were increased to 5.50% for Eurodollar rate loans and 4.50% for base rate loans, (iii) the Eurodollar rate “floor” was reduced to 1.00%, (iv) the permitted receivables financing basket was increased from $25 million to $50 million, (v) certain prepayments of the Amended Term Loan Credit Facility made prior to August 7, 2017 will be made subject to a call premium of 1.00%, (vi) certain definitional provisions, including those related to asset dispositions were modified, and (vii) quarterly principal amortization payments of 0.25% of the aggregate principal amount are required, with the balance due at maturity. As a consequence of the Senior Secured Term Loan Credit Facility refinancing, the maturity date of Navistar, Inc.’s Amended and Restated Asset-Based Credit Facility (as defined below) was extended from May 18, 2017 to May 18, 2018.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Also in April 2013, the maturity date of the Amended and Restated Asset-Based Credit Facility automatically extended to May 18, 2017, as a result of a modification to the maturity date of our Amended Term Loan Credit Facility. The Amended and Restated Asset-Based Credit Facility contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. All borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread, which will be based on an availability-based measure, ranges from 175 basis points to 225 basis points for Base Rate borrowings and 275 basis points to 325 basis points for LIBOR borrowings. The initial LIBOR spread is 275 basis points.
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
On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to: (i) permit the incurrence of up to $352.5 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility, the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. As of July 31, 2015 and October 31, 2014, we had no borrowings under the Amended and Restated Asset-Based Credit Facility. The availability under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations.
Financial Services Operations
Asset-backed Debt
In July 2015, NFC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust, of which $240 million were sold to initial purchasers. Proceeds will be used, in part, to replace the $250 million of investor notes that mature in September 2015.
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
Effective December 2014, our Mexican financial services operation entered into a new two-year commercial paper program for up to P$1.8 billion (the equivalent of approximately US $111 million at July 31, 2015). This program replaces the existing program that was to mature in August 2015.

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
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2015, we contributed $11 million and $73 million, respectively, and for the three and nine months ended July 31, 2014, we contributed $33 million and $98 million, respectively, to our pension plans to meet regulatory funding requirements. In August 2014, the Highway and Transportation Funding Act of 2014 ("HATFA"), including extension of pension funding interest rate relief, was signed into law. As a result, we lowered our future funding expectations in 2014. We currently anticipate additional contributions of $40 million to our pension plans during the remainder of 2015.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the nine months ended July 31, 2015 and 2014, as well as anticipated contributions for the remainder of 2015, are not material.
Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost for benefits earned during the period	$3	$3	$2	$2	$9	$9	$5	$4
Interest on obligation	35	39	17	17	106	118	53	51
Amortization of cumulative loss	25	23	10	4	74	70	29	12
Amortization of prior service benefit	—	—	(1)	(1)	—	—	(3)	(3)
Contractual termination benefits	—	14	—	—	(1)	14	(1)	—
Premiums on pension insurance	3	—	—	—	8	—	—	—
Expected return on assets	(48)	(48)	(7)	(8)	(145)	(144)	(22)	(24)
Net postretirement benefits expense	$18	$31	$21	$14	$51	$67	$61	$40

Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized contractual termination charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, the Company filed a notice of motion for leave to appeal to the Court of Appeal for Ontario. The appeal was perfected on August 25, 2015 through an additional filing. These charges were in addition to the previous curtailment and contractual termination charges recognized in the third quarter of 2011. There was also a remeasurement of the pension plan for hourly employees during the third quarter of 2014. The discount rate used to measure the pension benefit obligation was 3.8% at remeasurement, compared to 4.1% at October 31, 2013. As a result of the plan remeasurement, net actuarial gains of $10 million were recognized as a component of Accumulated other comprehensive income (loss) in the third quarter of 2014. See Note 2, Restructurings and Impairments for further discussion.

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. The Company deposits the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $24 million in the three and nine months ended July 31, 2015, respectively, and $6 million and $21 million for the three and nine months ended July 31, 2014, respectively.

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
The Company's contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information, see Note 11, Commitments and Contingencies, for a discussion of pending arbitration regarding the Supplemental Benefit Profit Sharing Plan.
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
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on our U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe at July 31, 2015 that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2015, the amount of liability for uncertain tax positions was $41 million. The liability at July 31, 2015 has a recorded offsetting tax benefit associated with various issues that total $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and nine months ended July 31, 2015, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million in each period.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	July 31, 2015				October 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$188	$—	$—	$188	$256	$—	$—	$256
Other	105	—	—	105	349	—	—	349
Derivative financial instruments:
Foreign currency contracts(A)	—	5	—	5	—	—	—	—
Interest rate caps(B)	—	—	—	—	—	1	—	1
Total assets	$293	$5	$—	$298	$605	$1	$—	$606
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$4	$—	$4	$—	$2	$—	$2
Guarantees	—	—	10	10	—	—	8	8
Total liabilities	$—	$4	$10	$14	$—	$2	$8	$10
_________________________

(A)	The asset value of foreign currency contracts are included in other current assets as of July 31, 2015 in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps are included in other noncurrent assets as of October 31, 2014 in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts are included in other noncurrent liabilities as of July 31, 2015 and October 31, 2014 in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,
(in millions)	2015	2014
Guarantees, at May 1	$(7)	$(6)
Transfers out of Level 3	—	—
Issuances	(4)	—
Settlements	1	—
Guarantees, at July 31	$(10)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—

	Nine Months Ended July 31,
(in millions)	2015	2014
Guarantees, at November 1	$(8)	$(6)
Transfers out of Level 3	—	—
Issuances	(4)	—
Settlements	2	—
Guarantees, at July 31	$(10)	$(6)
Change in unrealized gains on assets and liabilities still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	July 31, 2015	October 31, 2014
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$21	$20
Specific loss reserve	(10)	(6)
Fair value	$11	$14
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$195	$195	$188
Notes receivable	—	—	5	5	5
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	697	697	695
8.25% Senior Notes, due 2021	1,150	—	—	1,150	1,182
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	166	166	184
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	333	333	377
Debt of majority-owned dealerships	—	—	26	26	26
Financing arrangements	—	—	19	19	44
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	—	243	243	225
Promissory Note	—	—	3	3	3
Financed lease obligations	—	—	129	129	129
Other	—	—	20	20	19
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	1,129	1,129	1,135
Bank revolvers, at fixed and variable rates, due dates from 2015 through 2020	—	—	1,127	1,127	1,147
Commercial paper, at variable rates, program matures in 2017	90	—	—	90	90
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	26	26	26

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and nine months ended July 31, 2015 and 2014. None of our derivatives qualified for hedge accounting treatment during the three and nine months ended July 31, 2015 and 2014.
The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $1 million was provided at July 31, 2015 and no collateral was provided as of October 31, 2014. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At July 31, 2015 and October 31, 2014, our exposure to the credit risk of others was $5 million and $1 million, respectively.

	Location in Consolidated Statements of Operations	Three Months Ended July 31,
(in millions)		2015	2014
Interest rate caps	Interest expense	$1	$1
Cross currency swaps	Other income, net	(1)	1
Foreign currency contracts	Other income, net	(6)	1
Commodity forward contracts	Costs of products sold	(1)	(1)
Total (income) loss		$(7)	$2

	Location in Consolidated Statements of Operations	Nine Months Ended July 31,
(in millions)		2015	2014
Interest rate caps	Interest expense	$1	$2
Cross currency swaps	Other income, net	2	1
Foreign currency contracts	Other income, net	(5)	2
Commodity forward contracts	Costs of products sold	4	(1)
Total loss		$2	$4
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the outstanding foreign currency contracts as of July 31, 2015 and October 31, 2014:

(in millions)	Currency	Notional Amount		Maturity
As of July 31, 2015
Forward exchange contract	EUR		€12	August 2015-October 2015(A)
Forward exchange contract	CAD	C$	100	August 2015-October 2015(B)
Forward exchange contract	MXN	₱	813	August 2015
As of October 31, 2014
Forward exchange contract	EUR		€4	November 2014
Forward exchange contract	EUR		€4	December 2014
Forward exchange contract	EUR		€5	January 2015
Forward exchange contract	EUR		€9	February 2015 - October 2015(C)
_________________________
(A) Forward exchange contracts of €4 million mature each month from August 2015 through October 2015.
(B) Forward exchange contracts of C$25 million settle each month from August 2015 through November 2015.
(C) Forward exchange contracts of €1 million mature on the last day of each month from February 2015 through October 2015.

Commodity Forward Contracts
During 2015 and 2014, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of July 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $13 million and outstanding steel contracts with aggregate notional values of $6 million. The commodity forward contracts have various maturity dates through October 31, 2016. As of October 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $23 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of July 31, 2015, there were no outstanding cross currency swaps. As of October 31, 2014, the notional amount of our outstanding cross currency swaps was $27 million. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities and fluctuations in the value of the peso, as required under Mexican bank credit facilities. As of July 31, 2015 and October 31, 2014, the notional amount of our outstanding interest rate caps was $111 million and $134 million, respectively.
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
In March 2010, we entered into an operating agreement, as amended, which contains automatic extensions and is subject to early termination provisions, with GE Capital (the "GE Operating Agreement"). Under the terms of the GE Operating Agreement, as amended, GE Capital ("GE") is our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE with a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse GE for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse GE for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. The Company’s exposure to loss is mitigated because contracts under the GE Operating Agreement are secured by the financed equipment. There were $1.7 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at July 31, 2015 and October 31, 2014, financed through the GE Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion at both

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

July 31, 2015 and October 31, 2014. Generally, we do not carry the contracts under the GE Operating Agreement on our Consolidated Balance Sheets. However, for certain GE financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $119 million and financed lease obligations of $128 million in our Consolidated Balance Sheets for the period ended July 31, 2015.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2015, the amount of stand-by letters of credit and surety bonds was $88 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of July 31, 2015, the total credit limit under this program was $11 million of which $7 million was unused.
In addition, as of July 31, 2015, we have entered into various purchase commitments of $58 million and contracts that have cancellation fees of $59 million with various expiration dates through 2020.
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
Two sites formerly owned by us, Solar Turbines in San Diego, California, and the Canton Plant in Canton, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one at which we are currently operating and one where we formerly operated, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2015. The majority of these accrued liabilities are expected to be paid subsequent to 2015.

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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the Court of Appeals vacated the Court's March 2014 denial of the Company's Motion to Dismiss and related ruling and remanded with instructions to order that the Committee's claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. The Company and the Committee are in the process of selecting an arbitrator.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million at July 31, 2015), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at July 31, 2015). In November 2014, IIAA extended a settlement offer. Currently, the parties remain in settlement discussions concerning the sanctions amount and the provisions of a Consent Agreement.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. ("N&C") filed a putative class action lawsuit against NIC, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, six additional, similar putative class action lawsuits have been filed in four other provinces in Canada (together with the N&C Action, the "Canadian Actions"). On July 13, 2015, N&C filed a Notice of Application seeking an order certifying a nationwide class of Canadian residents who purchased in or after January 2009 a Class 8 Navistar truck equipped with an “Advanced EGR” engine.
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, similar putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Southern District of Texas, the District of Minnesota, the Northern District of Alabama, the Western District of Kentucky, and the Middle District of Pennsylvania (together with the Par 4 Action, the "U.S. Actions"). The U.S. Actions contained allegations substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify one or more classes of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that Navistar, Inc. failed to disclose and/or correct the alleged defect. The EGR Class Actions assert claims based on various theories, including breach of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
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
For cases filed after the initial ruling by the MDL Panel, we continue to request that the MDL Panel similarly transfer and consolidate cases involving one or more common questions of fact. To date, eight putative class actions and three non-class cases have been added to the MDL proceeding before Judge Gottschall. On March 5, 2015, Judge Gottschall entered an order in the MDL proceeding, appointing interim lead counsel and interim liaison counsel for the Plaintiffs. On May 11, 2015, lead counsel for the Plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The Company answered the Consolidated Complaint on July 13, 2015. The next status conference is set for September 11, 2015.

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
EPA Clean Air Act Litigation
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
On July 14, 2015, the DOJ on behalf of the EPA filed a lawsuit against the Company and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois alleging that during 2010 the Company introduced into commerce approximately 7,750 heavy-duty diesel engines that did not meet the EPA’s emissions standards applicable to 2010 engines, resulting in violations of the federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. The Company disputes the allegations in the lawsuit.
Based on our assessment of the facts underlying the complaint above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the California Air Resources Board ("CARB"). The Notice alleged violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. In May 2015, the parties finalized a settlement resolving the matter for a penalty payment of $0.3 million and the Company's agreement to conduct certain in-use testing.
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer, as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the SEC concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief. In May 2013, an order was entered transferring and consolidating all cases before one judge and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint in October 2013. The consolidated amended complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. In December 2013, we filed a motion to dismiss the consolidated amended complaint. In July 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint. In August, 2014, the plaintiff timely filed a Second Amended Complaint, which narrows the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants, asserting claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period by changing the class period commencement date from June 9, 2009 to March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint in September, 2014 and in October, 2014, the plaintiff filed its opposition to defendants' Motion to Dismiss. In

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

November, 2014, defendants filed their reply brief in support of defendants' Motion to Dismiss the Second Amended Complaint. Also in November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant.
On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Defendants’ Second Amended Complaint in the 10b-5 Cases. The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiffs’ claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice.
In March 2013, James Gould filed a derivative complaint on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the Court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the consolidated amended complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint in the 10b-5 Cases was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' Motion to Dismiss the Second Amended Complaint in the 10b-5 Cases. In July 2015, the stay was further extended through November 23, 2015.
Each of these matters is pending in the United States District Court, Northern District of Illinois.
In August 2013, Abbie Griffin, filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company and all similarly situated stockholders, against the Company, as the nominal defendant, and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's Motion to Dismiss the consolidated amended complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on defendant's Motion to Dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ Motion to Dismiss the Second Amended Complaint in the 10b-5 Cases. In July 2015, the stay was further extended through December 3, 2015.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million, including penalties and interest, from a group of four truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA will file its rebuttal and answer to any counterclaims with the arbitral tribunal on or before October 8, 2015. As of July 31, 2015, the approximate amount of the IIAA claim against Navitrucks is R$73 million (approximately US$22 million as of July 31, 2015), and the approximate amount of the Navitrucks claim against IIAA is R$195 million (approximately US$57 million as of July 31, 2015).
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
Other
U.S. Securities and Exchange Commission Inquiry
In June 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the staff of the SEC in connection with their inquiry. In December 2014, the SEC filed an application in the United States District Court for the Northern District of Illinois seeking an order compelling the production of certain documents withheld by Navistar from its responses to the administrative subpoenas on the basis of attorney-client privilege and/or the work product doctrine. The discovery dispute involved a small number of documents in relation to the number of documents already produced by Navistar. On June 30, 2015, following an in camera review of some of the documents at issue, the Court entered an Order sustaining the privilege claims in part and overruling the claims in part. Pursuant to that Order, and a related order dated August 31, 2015, Navistar is completing the production of those documents, or portions of documents, for which its privilege claims were denied, as well as other documents subject to the SEC’s December 2014 application that the Company determined were not privileged under the reasoning of the Court’s June 30, 2015 Order. On August 13 and 17, 2015, the SEC staff transmitted “Wells Notices” in connection with the formal order of investigation from July 2012 described above. The Notices state that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and its former chief executive officer, Daniel Ustian, alleging violations of the Securities Exchange Act of 1934, certain related regulations, the Securities Act of 1933, and an August 5, 2010 Order Instituting Cease-and-Desist Proceedings against the Company. We have been informed that the issues the staff may recommend the SEC pursue concern three applications in 2011 and 2012 by Navistar to the EPA for certification of heavy-duty diesel engines emitting 0.2g of NOx, as well as disclosures related to the circumstances of Mr. Ustian’s departure from the Company in August 2012. If the SEC were to authorize an action against the Company, the remedies pursued might include an injunction, a cease-and-desist order, and/or civil money penalties. We understand that the staff’s investigation is ongoing, and we continue to cooperate with the SEC in this matter. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2015
External sales and revenues, net	$1,785	$614	$100	$37	$2	$2,538
Intersegment sales and revenues	49	11	9	26	(95)	—
Total sales and revenues, net	$1,834	$625	$109	$63	$(93)	$2,538
Income (loss) from continuing operations attributable to NIC, net of tax	$(36)	$151	$(26)	$26	$(145)	$(30)
Income tax expense	—	—	—	—	(12)	(12)
Segment profit (loss)	$(36)	$151	$(26)	$26	$(133)	$(18)
Depreciation and amortization	$40	$4	$6	$13	$5	$68
Interest expense	—	—	—	19	56	75
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(B)	20	1	1	—	5	27

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2014
External sales and revenues, net	$1,956	$629	$221	$38	$—	$2,844
Intersegment sales and revenues	46	15	12	22	(95)	—
Total sales and revenues, net	$2,002	$644	$233	$60	$(95)	$2,844
Income (loss) from continuing operations attributable to NIC, net of tax	$(3)	$137	$(21)	$24	$(140)	$(3)
Income tax expense	—	—	—	—	(14)	(14)
Segment profit (loss)	$(3)	$137	$(21)	$24	$(126)	$11
Depreciation and amortization	$42	$4	$7	$12	$6	$71
Interest expense	—	—	—	18	60	78
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	4	—	2	—	1	7

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2015
External sales and revenues, net	$5,349	$1,835	$353	$108	$7	$7,652
Intersegment sales and revenues	121	29	38	75	(263)	—
Total sales and revenues, net	$5,470	$1,864	$391	$183	$(256)	$7,652
Income (loss) from continuing operations attributable to NIC, net of tax	$(105)	$429	$(40)	$72	$(492)	$(136)
Income tax expense	—	—	—	—	(37)	(37)
Segment profit (loss)	$(105)	$429	$(40)	$72	$(455)	$(99)
Depreciation and amortization	$139	$11	$18	$37	$16	$221
Interest expense	—	—	—	57	170	227
Equity in income (loss) of non-consolidated affiliates	4	3	(1)	—	—	6
Capital expenditures(B)	58	1	4	2	7	72

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2014
External sales and revenues, net	$5,176	$1,817	$690	$115	$—	$7,798
Intersegment sales and revenues	166	43	26	57	(292)	—
Total sales and revenues, net	$5,342	$1,860	$716	$172	$(292)	$7,798
Income (loss) from continuing operations attributable to NIC, net of tax	$(340)	$378	$(218)	$71	$(441)	$(550)
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$(340)	$378	$(218)	$71	$(416)	$(525)
Depreciation and amortization	$171	$12	$21	$33	$19	$256
Interest expense	—	—	—	52	182	234
Equity in income (loss) of non-consolidated affiliates	3	3	(1)	—	—	5
Capital expenditures(B)	42	5	6	1	3	57

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2015	$1,967	$640	$458	$2,655	$1,049	$6,769
October 31, 2014(C)	2,245	672	657	2,582	1,287	7,443
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $46 million and $135 million for the three and nine months ended July 31, 2015, respectively and $44 million and $126 million for the three and nine months ended July 31, 2014, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(C)
During the third quarter of 2015, it was determined that multiemployer plan accounting should have been applied in recording postretirement benefits related to our Financial Services segment, which provides that assets and liabilities of a plan are recorded only on the parent company and that periodic contributions to the plan made by the participating subsidiary are charged to expense for the purposes of the subsidiary's financial statements. As a result, we have reclassified $16 million of deferred tax assets between Financial Services and Corporate and Eliminations related to the postretirement benefits. This reclassification did not impact consolidated segment assets for the year-ended October 31, 2014.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)
Other comprehensive loss before reclassifications	—	(47)	—	(47)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(47)	33	(14)
Balance as of July 31, 2015	$1	$(260)	$(2,039)	$(2,298)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(133)	—	(133)
Amounts reclassified out of accumulated other comprehensive loss	—	—	98	98
Net current-period other comprehensive income (loss)	—	(133)	98	(35)
Balance as of July 31, 2015	$1	$(260)	$(2,039)	$(2,298)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2014	$(89)	$(1,699)	$(1,788)
Other comprehensive income (loss) before reclassifications	(3)	7	4
Amounts reclassified out of accumulated other comprehensive loss	—	26	26
Net current-period other comprehensive income (loss)	(3)	33	30
Balance as of July 31, 2014	$(92)	$(1,666)	$(1,758)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2013	$(75)	$(1,749)	$(1,824)
Other comprehensive income (loss) before reclassifications	(17)	5	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income (loss)	(17)	83	66
Balance as of July 31, 2014	$(92)	$(1,666)	$(1,758)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	Three Months Ended July 31, 2015	Nine Months Ended July 31, 2015
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$(1)	$(3)
Amortization of actuarial loss	Selling, general and administrative expenses	34	102
	Total before tax	33	99
	Tax expense	—	(1)
Total reclassifications for the period, net of tax		$33	$98

	Location in Consolidated Statements of Operations	Three Months Ended July 31, 2014	Nine Months Ended July 31, 2014
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$(1)	$(3)
Amortization of actuarial loss	Selling, general and administrative expenses	28	82
	Total before tax	27	79
	Tax benefit	(1)	(1)
Total reclassifications for the period, net of tax		$26	$78

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2015	2014	2015	2014
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(30)	$(3)	$(136)	$(550)
Income from discontinued operations, net of tax	2	1	2	3
Net loss	$(28)	$(2)	$(134)	$(547)

Denominator:
Weighted average shares outstanding:
Basic	81.6	81.4	81.5	81.3
Effect of dilutive securities	—	—	—	—
Diluted	81.6	81.4	81.5	81.3

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.37)	$(0.04)	$(1.67)	$(6.77)
Discontinued operations	0.03	0.02	0.03	0.04
Net loss	$(0.34)	$(0.02)	$(1.64)	$(6.73)
Diluted:
Continuing operations	$(0.37)	$(0.04)	$(1.67)	$(6.77)
Discontinued operations	0.03	0.02	0.03	0.04
Net loss	$(0.34)	$(0.02)	$(1.64)	$(6.73)
The conversion rate on our 2014 Convertible Notes was 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants were anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, the Company unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes. On October 15, 2014, upon maturity the 2014 Convertible Notes were repaid in full. During the first quarter of 2015, the Company unwound warrants representing 1.9 million shares associated with the 2014 Convertible Notes, and the remaining 2.9 million warrants expired worthless on April 10, 2015.
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
For the three and nine months ended July 31, 2015 and 2014, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For both the three and nine months ended July 31, 2015, the aggregate shares not included were 15.0 million and 16.0 million, respectively. For the three and nine months ended July 31, 2014, the aggregate shares not included were 23.8 million and 26.2 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

For both the three and nine months ended July 31, 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the three months ended July 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 4.8 million shares related to the warrants associated with the 2014 Convertible Notes, 3.3 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the nine months ended July 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 7.0 million shares related to the warrants associated with the 2014 Convertible Notes, 6.0 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 5.1 million shares related to the 2019 Convertible Notes.
15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2015 and October 31, 2014, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended July 31, 2015 and 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,892	$1,875	$(1,229)	$2,538
Costs of products sold	—	1,752	1,627	(1,207)	2,172
Restructuring charges	—	5	8	—	13
Asset impairment charges	—	—	7	—	7
All other operating expenses (income)	12	262	102	(16)	360
Total costs and expenses	12	2,019	1,744	(1,223)	2,552
Equity in income (loss) of affiliates	(16)	76	2	(59)	3
Income (loss) before income taxes	(28)	(51)	133	(65)	(11)
Income tax expense	—	(1)	(11)	—	(12)
Earnings (loss) from continuing operations	(28)	(52)	122	(65)	(23)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(28)	(52)	124	(65)	(21)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Net income (loss) attributable to Navistar International Corporation	$(28)	$(52)	$117	$(65)	$(28)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(28)	$(52)	$117	$(65)	$(28)
Other comprehensive income (loss):
Foreign currency translation adjustment	(47)	—	(47)	47	(47)
Defined benefit plans (net of tax of $0, for all entities)	33	8	25	(33)	33
Total other comprehensive income (loss)	(14)	8	(22)	14	(14)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(42)	$(44)	$95	$(51)	$(42)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,511	$5,586	$(3,445)	$7,652
Costs of products sold	—	5,025	4,932	(3,380)	6,577
Restructuring charges	—	8	14	—	22
Asset impairment charges	—	8	7	—	15
All other operating expenses (income)	62	808	306	(56)	1,120
Total costs and expenses	62	5,849	5,259	(3,436)	7,734
Equity in income (loss) of affiliates	(72)	155	3	(80)	6
Income (loss) before income taxes	(134)	(183)	330	(89)	(76)
Income tax expense	—	(3)	(34)	—	(37)
Earnings (loss) from continuing operations	(134)	(186)	296	(89)	(113)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(134)	(186)	298	(89)	(111)
Less: Net income attributable to non-controlling interests	—	—	23	—	23
Net income (loss) attributable to Navistar International Corporation	$(134)	$(186)	$275	$(89)	$(134)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(134)	$(186)	$275	$(89)	$(134)
Other comprehensive income (loss):
Foreign currency translation adjustment	(133)	—	(133)	133	(133)
Defined benefit plans (net of tax of $(1), $14, $(15), $1, and $(1), respectively)	98	70	28	(98)	98
Total other comprehensive income (loss)	(35)	70	(105)	35	(35)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(169)	$(116)	$170	$(54)	$(169)

Condensed Consolidating Balance Sheet as of July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$226	$44	$277	$—	$547
Marketable securities	149	—	144	—	293
Restricted cash	17	3	337	—	357
Finance and other receivables, net	3	142	2,271	(22)	2,394
Inventories	—	731	481	(13)	1,199
Investments in non-consolidated affiliates	(7,352)	6,570	67	786	71
Property and equipment, net	—	751	633	(9)	1,375
Goodwill	—	—	38	—	38
Deferred taxes, net (A)	5	9	149	—	163
Other	35	133	166	(2)	332
Total assets	$(6,917)	$8,383	$4,563	$740	$6,769
Liabilities and stockholders’ equity (deficit)
Debt	$1,968	$872	$2,449	$(3)	$5,286
Postretirement benefits liabilities (A)	—	2,651	189	—	2,840
Amounts due to (from) affiliates	(7,669)	12,082	(4,590)	177	—
Other liabilities	3,600	202	(275)	(75)	3,452
Total liabilities	(2,101)	15,807	(2,227)	99	11,578
Redeemable equity securities	1	—	—	—	1
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation (A)	(4,817)	(7,424)	6,783	641	(4,817)
Total liabilities and stockholders’ equity (deficit)	$(6,917)	$8,383	$4,563	$740	$6,769

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(106)	$282	$62	$(252)	$(14)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	1	1	(194)	—	(192)
Net sales of marketable securities	230	—	82	—	312
Capital expenditures and purchase of equipment leased to others	—	(52)	(78)	—	(130)
Other investing activities	—	3	12	—	15
Net cash provided by (used in) investment activities	231	(48)	(178)	—	5
Cash flows from financing activities
Net borrowings (repayments) of debt	—	(189)	176	126	113
Other financing activities	—	(54)	(99)	126	(27)
Net cash provided by (used in) financing activities	—	(243)	77	252	86
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)
Increase (decrease) in cash and cash equivalents	125	(9)	(66)	—	50
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$226	$44	$277	$—	$547

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,962	$2,181	$(1,299)	$2,844
Costs of products sold	—	1,761	1,938	(1,282)	2,417
Restructuring charges	—	(1)	17	—	16
Asset impairment charges	—	13	(11)	2	4
All other operating expenses (income)	17	246	141	(16)	388
Total costs and expenses	17	2,019	2,085	(1,296)	2,825
Equity in income (loss) of affiliates	15	17	1	(31)	2
Income (loss) before income taxes	(2)	(40)	97	(34)	21
Income tax expense	—	(2)	(12)	—	(14)
Earnings (loss) from continuing operations	(2)	(42)	85	(34)	7
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(2)	(42)	86	(34)	8
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(2)	$(42)	$76	$(34)	$(2)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(2)	$(42)	$76	$(34)	$(2)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	—	(3)	3	(3)
Defined benefit plans (net of tax of $(3), $0, $(3), $3, and $(3), respectively)	33	23	10	(33)	33
Total other comprehensive income (loss)	30	23	7	(30)	30
Total comprehensive income (loss) attributable to Navistar International Corporation	$28	$(19)	$83	$(64)	$28

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,279	$5,971	$(3,452)	$7,798
Costs of products sold	—	4,983	5,331	(3,415)	6,899
Restructuring charges	—	9	18	—	27
Asset impairment charges	—	13	160	—	173
All other operating expenses (income)	94	760	389	(44)	1,199
Total costs and expenses	94	5,765	5,898	(3,459)	8,298
Equity in income (loss) of affiliates	(466)	(135)	2	604	5
Income (loss) before income taxes	(560)	(621)	75	611	(495)
Income tax benefit (expense)	13	(3)	(35)	—	(25)
Earnings (loss) from continuing operations	(547)	(624)	40	611	(520)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(547)	(624)	43	611	(517)
Less: Net income attributable to non-controlling interests	—	—	30	—	30
Net income (loss) attributable to Navistar International Corporation	$(547)	$(624)	$13	$611	$(547)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(547)	$(624)	$13	$611	$(547)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	—	(17)	17	(17)
Defined benefit plans (net of tax of $(4) $0, $(4), $4, and $(4), respectively)	83	73	10	(83)	83
Total other comprehensive income (loss)	66	73	(7)	(66)	66
Total comprehensive income (loss) attributable to Navistar International Corporation	$(481)	$(551)	$6	$545	$(481)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$101	$53	$343	$—	$497
Marketable securities	379	—	226	—	605
Restricted cash	19	4	148	—	171
Finance and other receivables, net	—	124	2,504	(12)	2,616
Inventories	—	792	539	(12)	1,319
Investments in non-consolidated affiliates	(7,245)	6,410	71	837	73
Property and equipment, net	—	827	740	(5)	1,562
Goodwill	—	—	38	—	38
Deferred taxes, net (A)	5	25	169	1	200
Other	34	137	194	(3)	362
Total assets	$(6,707)	$8,372	$4,972	$806	$7,443
Liabilities and stockholders’ equity (deficit)
Debt	$1,958	$937	$2,336	$(7)	$5,224
Postretirement benefits liabilities (A)	—	2,752	203	—	2,955
Amounts due to (from) affiliates	(7,618)	11,739	(4,267)	146	—
Other liabilities	3,605	370	(22)	(71)	3,882
Total liabilities	(2,055)	15,798	(1,750)	68	12,061
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation (A)	(4,654)	(7,426)	6,688	738	(4,654)
Total liabilities and stockholders’ equity (deficit)	$(6,707)	$8,372	$4,972	$806	$7,443
_________________________

(A)
During the third quarter of 2015, it was determined that multiemployer plan accounting should have been applied in recording postretirement benefits related to our Financial Services segment, which provides that assets and liabilities of a plan are recorded only on the parent company and that periodic contributions to the plan made by the participating subsidiary are charged to expense for the purposes of the subsidiary's financial statements. As a result, we have reclassified $40 million of postretirement benefits, and related deferred taxes and Accumulated Other Comprehensive Income impact, between NIC and Non-Guarantor Subsidiaries. This reclassification did not impact the consolidated financial position for the year-ended October 31, 2014.

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
Third Quarter Summary
During the third quarter of 2015, we continued to make strides with our strategy, which centers around three key components: finishing the "Drive-to-Deliver" turnaround, establishing a leading position in the market based on an uptime advantage, and developing effective leaders at every level. We believe our strategy will enable us to continue to improve our sales and market share, reduce costs, and add value for our customers, including providing a lower cost of ownership and improved fuel economy.
We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We believe the strategy, coupled with our continued focus on optimizing our cost structure, will enable us to build on our progress to-date, improve our financial performance, and achieve our long-term financial goals.
We continue to focus on our Core markets. In the third quarter of 2015, the truck industry retail deliveries for our Core markets were up 19% compared to the third quarter of 2014. Our chargeouts of trucks in our Core markets were up 5%, reflecting a 22% increase in Class 8 severe service trucks, a 13% increase in school buses and a 6% increase in Class 6 and 7 medium trucks, partially offset by a 4% decrease of Class 8 heavy trucks compared to the third quarter of 2014.
Financial Summary
Continuing Operations Results—In the third quarter of 2015, our consolidated net sales and revenues were $2.5 billion, down 11% compared to the prior year quarter. Chargeouts from our Core markets were up 5% compared to the third quarter of 2014; however, this improvement was more than offset by declines in BDT and export sales in our Truck segment, and declines in our Global Operations and Parts segments. In the first nine months of 2015, our consolidated net sales and revenues were $7.7 billion, down 2% compared to the first nine months of 2014. The 2% decrease reflects lower sales from our Global Operations segment, partially offset by higher sales in our Truck segment.
The decrease in the Truck segment during the third quarter of 2015 reflects lower Ford sales through our BDT joint venture and lower sales in our export truck operations, partially offset by improved Core truck volumes and increased military sales. The increase in the Truck segment during the first nine months of 2015 reflects improved Core truck volumes and increased military sales, partially offset by lower BDT sales and lower export truck operations and used truck sales. The decrease in the Global Operations segment in the third quarter and first nine months of 2015 is due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine and Brazil truck operations. The decrease in Parts segment sales in the third quarter of 2015 is primarily due to a decline in BDP and export parts sales, partially offset by improvements in our North America markets.

In the third quarter of 2015, we incurred a loss from continuing operations before income taxes of $11 million, compared to income from continuing operations of $21 million in the third quarter of 2014. The decline in our comparative results in the third quarter of 2015 was primarily driven by a $29 million benefit for adjustments to pre-existing warranties in the third quarter in 2014 and an increase in our used truck reserves, partially offset by favorable product mix within our Core markets and reduced structural costs of $30 million. During the first nine months of 2015, we incurred a loss from continuing operations before income taxes of $76 million compared to a loss from continuing operations of $495 million in the first nine months of 2014. The improvement in our comparative results in the first nine months of 2015 was primarily driven by lower asset impairment charges, lower adjustments to pre-existing warranties, favorable product mix within our Core markets, and lower structural costs of $40 million, partially offset by an increase in our used truck reserves. During the second quarter of 2014, we concluded certain assets were impaired and recognized a non-cash charge of $149 million, primarily related to goodwill, and established a valuation allowance on our deferred tax assets related to our Brazilian operations, which impacted income tax expense by $29 million. In addition, our gross used truck inventory increased to approximately $350 million at July 31, 2015 from $320 million at October 31, 2014 (offset by reserves of $95 million and $40 million, respectively, and including approximately $3 million in our Financial Services segment, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. Throughout 2015, we continued to seek alternative channels to sell our used trucks, including certain export markets which result in a lower price point as compared to our domestic channels. As a result, during the third quarter of 2015, we recorded a $15 million charge to our inventory reserve.
In the third quarter of 2015, consolidated net income (loss) from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $106 million, compared to EBITDA of $142 million for the comparable period in 2014. Included in our EBITDA for the third quarter of 2015 are net charges of $23 million, compared to net benefits of $9 million in the third quarter of 2014. Excluding these items, adjusted EBITDA was $129 million in the third quarter of 2015 compared to adjusted EBITDA of $133 million in the third quarter of 2014. In the first nine months of 2015, EBITDA was $292 million, compared to an EBITDA loss of $87 million for the comparable period in 2014. Included in our EBITDA for the first nine months of 2015 are net benefits of $7 million compared to net charges of $265 million in the first nine months of 2014. Excluding these items, adjusted EBITDA was $285 million in the first nine months of 2015 compared to adjusted EBITDA of $178 million in 2014. EBITDA and adjusted EBITDA are not in accordance with, or an alternative for, US. GAAP. They exclude certain identified items. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the third quarter and first nine months of 2015, we recognized income tax expense from continuing operations of $12 million and $37 million, respectively, compared to income tax expense of $14 million and $25 million in the respective prior periods. The difference in the income tax expense was primarily due to geographical mix and certain discrete items. The first nine months of 2014 included a net income tax expense of $14 million related to our Brazilian operations, offset by a tax benefit of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance and repurchase of our convertible notes and a tax benefit of $8 million due to a decrease in uncertain tax positions.
In the third quarter and first nine months of 2015, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $30 million and $136 million, or $0.37 and $1.67 per diluted share, compared to a loss of $3 million and $550 million, or $0.04 and $6.77 per diluted share, in the respective prior year periods.
We ended the third quarter of 2015 with $840 million of consolidated cash, cash equivalents and marketable securities, compared to $1.1 billion as of October 31, 2014. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to decreases in accounts payable and other noncurrent liabilities, partially offset by a decrease in inventory.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and nine months ended July 31, 2015 as compared to the three and nine months ended July 31, 2014

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except per share data and % change)	2015	2014	Change		2015	2014	Change
Sales and revenues, net	$2,538	$2,844	$(306)	(11)%	$7,652	$7,798	$(146)	(2)%
Costs of products sold	2,172	2,417	(245)	(10)%	6,577	6,899	(322)	(5)%
Restructuring charges	13	16	(3)	(19)%	22	27	(5)	(19)%
Asset impairment charges	7	4	3	75%	15	173	(158)	(91)%
Selling, general and administrative expenses	220	241	(21)	(9)%	704	717	(13)	(2)%
Engineering and product development costs	71	80	(9)	(11)%	226	253	(27)	(11)%
Interest expense	75	78	(3)	(4)%	227	234	(7)	(3)%
Other income, net	(6)	(11)	5	(45)%	(37)	(5)	(32)	N.M.
Total costs and expenses	2,552	2,825	(273)	(10)%	7,734	8,298	(564)	(7)%
Equity in income of non-consolidated affiliates	3	2	1	50%	6	5	1	20%
Income (loss) from continuing operations before income taxes	(11)	21	(32)	N.M.	(76)	(495)	419	(85)%
Income tax expense	(12)	(14)	2	(14)%	(37)	(25)	(12)	48%
Income (loss) from continuing operations	(23)	7	(30)	N.M.	(113)	(520)	407	(78)%
Less: Net income attributable to non-controlling interests	7	10	(3)	(30)%	23	30	(7)	(23)%
Loss from continuing operations(A)	(30)	(3)	(27)	N.M.	(136)	(550)	414	(75)%
Income from discontinued operations, net of tax	2	1	1	100%	2	3	(1)	(33)%
Net loss(A)	$(28)	$(2)	$(26)	N.M.	$(134)	$(547)	$413	(76)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(0.37)	$(0.04)	$(0.33)	N.M.	$(1.67)	$(6.77)	$5.10	(75)%
Discontinued operations	0.03	0.02	0.01	50%	0.03	0.04	(0.01)	(25)%
	$(0.34)	$(0.02)	$(0.32)	N.M.	$(1.64)	$(6.73)	$5.09	(76)%
Diluted weighted average shares outstanding	81.6	81.4	0.2	—%	81.5	81.3	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Truck	$1,834	$2,002	(168)	(8)%	$5,470	$5,342	$128	2%
Parts	625	644	(19)	(3)%	1,864	1,860	4	—%
Global Operations	109	233	(124)	(53)%	391	716	(325)	(45)%
Financial Services	63	60	3	5%	183	172	11	6%
Corporate and Eliminations	(93)	(95)	2	(2)%	(256)	(292)	36	(12)%
Total	$2,538	$2,844	$(306)	(11)%	$7,652	$7,798	$(146)	(2)%
In the third quarter of 2015, the Truck segment net sales decrease of $168 million, or 8%, was primarily due to a decrease in Ford sales through our BDT joint venture and a decline in our export truck operations, particularly in Colombia and Venezuela, partially offset by improved Core truck volumes and increased military sales. Chargeouts from our Core market were up 5%, reflecting improvements in our Class 8 severe service trucks, school buses and our Class 6 and 7 medium trucks, partially offset by a decrease in our Class 8 heavy trucks. In the first nine months of 2015, the Truck segment net sales increase of $128 million, or 2%, was primarily due to improved Core truck volumes and increased military sales, partially offset by a decline in in our export truck and used truck operations and a decline in BDT sales. Chargeouts from our Core markets were up 10%, reflecting improvements in all truck classes, primarily Class 6 and 7 medium trucks.
In the third quarter of 2015, the Parts segment net sales decrease of $19 million, or 3%, was primarily due to a decline in BDP due to a decrease of units in operation and decreased export parts sales due to economic conditions in our export markets, partially offset by improvements in our North America markets. In the first nine months of 2015, the Parts segment net sales were flat, as improvements in our North America markets were offset by a decline in BDP due to a decrease of units in operation and decreased export parts sales due to economic conditions in our export markets. During the third quarter and first nine months of 2015, sales in the North America commercial parts channel increased by $11 million and $73 million, or 2% and 5%, compared to the respective comparable periods in 2014.
The Global Operations segment net sales decrease of $124 million and $325 million, or 53% and 45%, respectively, in the third quarter and first nine months of 2015, was primarily due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine operations due to the economic downturn in Brazil, and decreased revenue of $19 million and $72 million, respectively, in our Brazil truck operations, as the prior year included a large government order.
The Financial Services segment net revenues increased $3 million and $11 million, or 5% and 6%, respectively, in the third quarter and first nine months of 2015, primarily due to an increase in the average wholesale notes receivable balances, partially offset by a decline in the average retail notes receivable balances.
Costs of products sold
In the third quarter of 2015, Costs of products sold decreased by $245 million reflecting the impact of lower sales in our Global Operations segment, lower BDT sales, and the favorable impact of a shift in product mix in our Core markets, partially offset by higher adjustments to pre-existing warranties, higher sales in our Core markets and an increase of $10 million in our used truck reserves. In addition, in the third quarter of 2015, the Company recognized charges for adjustments to pre-existing warranties of $3 million compared to a benefit for adjustments to pre-existing warranties of $29 million in the third quarter of 2014.
In the first nine months of 2015, Costs of products sold decreased by $322 million, reflecting the impact of lower sales in our Global Operations segment, lower Ford sales through our BDT joint venture, and lower adjustments to pre-existing warranties, partially offset by higher sales in our Core markets and an increase of $41 million in our used truck reserves compared to the first nine months of 2014. In addition, Costs of products sold during the first nine months of 2015 was favorably impacted by a shift in product mix in our Core markets. In the first nine months of 2015, the Company recorded a benefit for adjustments to pre-existing warranties of $36 million compared to charges for adjustments to pre-existing warranties of $65 million in the first nine months of 2014. The improvement in adjustments to pre-existing warranties for 2015 reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. Additionally, in the first nine months of 2014, the Truck segment recognized charges of $34 million related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Restructuring Charges
We recognized restructuring charges of $13 million and $22 million, respectively, in the third quarter and first nine months of 2015, compared to charges of $16 million and $27 million in the respective prior year periods. In the third quarter of 2015, we incurred restructuring charges of $13 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil. In the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. The ruling was upheld in a July 2015 decision issued by the Divisional Court of Ontario. The Company is appealing that decision in the Court of Appeal for Ontario. In addition, in the second quarter of 2014, we incurred restructuring charges of $8 million related to cost reduction actions that included a reduction-in-force in the U.S. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $7 million and $15 million, respectively, in the third quarter and first nine months of 2015. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademarks asset carrying value was impaired. In addition, during the third quarter of 2015, the Company concluded it had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million. In addition, in the first nine months of 2015, the Company concluded it had a triggering event related to certain operating leases, which resulted in the Truck segment recording $7 million of asset impairment charges.
We recognized asset impairment charges of $4 million and $173 million, respectively, in the third quarter and first nine months of 2014. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark asset carrying value was impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
In addition, in the first nine months of 2014, the North America Truck segment recorded asset impairment charges of $23 million, of which $19 million was the result of a triggering event relating to the determination that certain assets were held-for-sale, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expenses decrease of $21 million and $13 million in the third quarter and first nine months of 2015, respectively, reflects the impact of our cost-reduction initiatives, partially offset by an increase in compensation expense and post-retirement related costs.
Engineering and product development costs
The Engineering and product development costs decrease of $9 million and $27 million in the third quarter and first nine months of 2015, respectively, is primarily due to decreased spend on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 greenhouse gas ("GHG") emission integration.
Interest expense
In the third quarter of 2015, interest expense was comparable to the third quarter of 2014. In the first nine months of 2015, interest expense decreased $7 million compared to the corresponding prior year period, primarily driven by a decrease in our outstanding Manufacturing operations debt balance compared to 2014. In addition, interest expense in the first nine months of 2014 was favorably impacted by the purchase of certain manufacturing equipment that was previously accounted for as a financing arrangement, related to a sale and leaseback transaction.
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

Other income, net
We recognized Other income of $6 million and $37 million in the third quarter and first nine months of 2015, respectively, compared to income of $11 million and $5 million in the comparable prior year periods. The income in the third quarter and first nine months of 2015 primarily consists of gains related to foreign exchange hedges, offset by fluctuations of foreign exchange rates, particularly due to the weakening of the Brazilian Real against the U.S. dollar. In addition, the income in the first nine months of 2015 consists of a $14 million gain related to settlement of a customer dispute, a $5 million tax credit, and gains on asset sales.
The income in the third quarter of 2014 consisted of a gain recognized due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and a net favorable impact from foreign exchange rates, offset by $11 million of charges related to the repurchase of a portion of our 2014 Convertible Notes, which primarily consisted of the write-off of related discount and debt issuance costs. Additionally, the expense in the first nine months of 2014 included a net unfavorable impact of $17 million due to fluctuations in foreign exchange rates, particularly in the Corporate and Eliminations due to the weakening of the Canadian Dollar against the U.S. Dollar, as well as in the Global Operations segment due to the weakening of the Brazilian Real against the U.S. Dollar.
Income tax expense
In the third quarter and first nine months of 2015, we recognized income tax expense from continuing operations of $12 million and $37 million, respectively, compared to income tax expense of $14 million and $25 million in the comparable prior year periods. The difference between the income tax expense in the first nine months of 2015 and 2014 is due to geographical mix and certain discrete items. The income tax expense in the first nine months of 2014 included: (i) a net expense of $14 million for tax benefits recognized on losses offset with the establishment of a valuation allowance of $29 million on our deferred tax assets related to our Brazilian operations, (ii) a tax benefit in continuing operations of $13 million resulting from the application of the intraperiod tax allocation rules due to the issuance of our 2019 Convertible Notes and the repurchase of our 2014 Convertible Notes, and (iii) a tax benefit of $8 million due to a decrease in uncertain tax positions.
In the third quarter and first nine months of 2015, the impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.
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
Truck Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Truck segment sales, net	$1,834	$2,002	$(168)	(8)%	$5,470	$5,342	$128	2%
Truck segment loss	(36)	(3)	(33)	N.M.	(105)	(340)	235	(69)%
Segment sales
In the third quarter of 2015, the Truck segment net sales decrease of $168 million, or 8%, was primarily due to a decrease in Ford sales through the BDT joint venture and a decline in our export truck operations, particularly in Colombia and Venezuela. On May 29, 2015, we acquired all of Ford's remaining 25% ownership in the BDT joint venture. For more information on the BDT joint venture, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. These decreases were partially offset by improved Core truck volumes and increased military sales. Truck chargeouts in the third quarter of 2015 from our Core markets were up 5%, reflecting a 22% increase in Class 8 severe service trucks, a 13% increase in school buses and a 6% increase in Class 6 and 7 medium trucks, partially offset by a 4% decrease of Class 8 heavy trucks compared to the third quarter of 2014.
In the first nine months of 2015, the Truck segment net sales increase of $128 million, or 2%, was primarily due to improved Core truck volumes and an increase in military sales. Truck chargeouts from our Core markets were up 10%, reflecting a 19% increase in Class 6 and 7 medium trucks, a 15% increase in Class 8 severe service trucks, a 3% increase in Class 8 heavy trucks, and a 10% increase in school buses. These improvements were partially offset by a decline in our export truck and used truck operations and a decline in Ford sales through the BDT joint venture.
Segment loss
In the third quarter of 2015, the Truck segment loss increased by $33 million, primarily driven by a benefit for adjustments to pre-existing warranties in the third quarter of 2014 and an increase in our used truck reserves of $10 million. In the third quarter of 2015, the Truck segment recorded charges for adjustments to pre-existing warranties of $3 million compared to a benefit for adjustments to pre-existing warranties of $32 million in the third quarter of 2014. In the first nine months of 2015, the Truck segment improved its segment loss by $235 million primarily driven by lower charges for adjustments to pre-existing warranties, partially offset by an increase in our used truck reserves of $41 million, and higher accelerated depreciation charges of $21 million. In the first nine months of 2015, the Truck segment recorded a benefit for adjustments to pre-existing warranties of $33 million compared to charges for adjustments to pre-existing warranties of $62 million in the first nine months of 2014. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. In addition, gross margin throughout 2015 was favorably impacted by a shift in product mix in our Core markets, offset by accelerated depreciation charges of $28 million in the first nine months of 2015 for certain assets related to the foundry facilities, compared to accelerated depreciation charges of $7 million in the first nine months of 2014. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
SG&A expenses and Engineering and product development costs continued to decline in the third quarter and first nine months of 2015. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to decreased spending on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 GHG emission integration.
Additionally, in the first nine months of 2015, the segment recorded asset impairment charges of $12 million, compared to $23 million in the first nine months of 2014. The charges in 2015 were for certain long-lived assets and operating leases, while $19 million of the charges in 2014 were for certain intangible and long-lived assets and reflect our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information on the other asset impairment charges, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Parts Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Parts segment sales, net	$625	$644	$(19)	(3)%	$1,864	$1,860	$4	—%
Parts segment profit	151	137	14	10%	429	378	51	13%
Segment sales
In the third quarter of 2015, the Parts segment net sales decrease of $19 million, or 3%, is due to a decline in BDP due to a decrease of units in operation and decreased export parts sales due to economic conditions in our export markets. The decline is partially offset by improvements in our North America markets. In the first nine months of 2015, the Parts segment net sales were comparable to the first nine months of 2014, as improvements in our North America markets were offset by a decline in BDP due to a decrease of units in operation and decreased export parts sales due to economic conditions in our export markets. During the third quarter and first nine months of 2015, sales in the North America commercial parts channel increased by $11 million and $73 million, or 2% and 5%, respectively, compared to respective prior year periods.
Segment profit
In the third quarter and first nine months of 2015, the Parts segment improved its segment profit by $14 million and $51 million, respectively, primarily due to margin improvements in our commercial markets. The increase in the Parts segment profit was also due to lower intercompany "access fees" and the impact of our cost-reduction initiatives. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A. The lower fees in 2015 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Global Operations segment sales, net	$109	$233	$(124)	(53)%	$391	$716	$(325)	(45)%
Global Operations segment loss	(26)	(21)	(5)	24%	(40)	(218)	178	(82)%
Segment sales
In the third quarter and first nine months of 2015, the Global Operations segment net sales decrease of $124 million and $325 million, respectively, was driven by a decrease of $106 million and $253 million, respectively, in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 42% and 37%, respectively, in the third quarter and first nine months of 2015 compared to the comparable prior year periods. The decrease in 2015 was also attributable to a decrease in revenue of $19 million and $72 million, respectively, from our Brazil truck operations, as the prior year included a large government order.
Segment loss
In the third quarter of 2015, the Global Operations segment loss increased by $5 million compared to 2014, primarily due to restructuring charges related to a reduction-in-force in Brazil, unfavorable movements in foreign currency exchange rates, and $3 million in impairment charges. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademark asset carrying value was impaired. These charges were partially offset by lower manufacturing and structural costs as a result of our prior year restructuring and cost-reduction efforts.
In the first nine months of 2015, the Global Operations segment results improved by $178 million over the comparable prior year period primarily due to non-cash charges of $149 million for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark during the second quarter of 2014. As a result of the economic downturn in Brazil causing declines in actual and forecasted results in 2014, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark asset carrying value was impaired.

Excluding the impact of the prior year impairment, the Global Operations segment results improved by $29 million in the first nine months of 2015 over the comparable prior year period. The results in 2015 reflect a $10 million net gain related to a settlement of a customer dispute. The remaining improvements in the segment are primarily due to lower manufacturing and structural costs as a result of our restructuring and cost-reduction efforts, partially offset by the decreased results of our Brazil truck operations, including a $6 million inventory charge related to our efforts to right-size the truck business due to the current economic conditions in Brazil.
Financial Services Segment

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in millions, except % change)	2015	2014	Change		2015	2014	Change
Financial Services segment revenues, net	$63	$60	$3	5%	$183	$172	$11	6%
Financial Services segment profit	26	24	2	8%	72	71	1	1%
Segment revenues
In the third quarter and first nine months of 2015, net revenues in the Financial Services segment increased by $3 million and $11 million, or 5% and 6%, respectively, primarily driven by an increase in the average wholesale notes receivable balances and higher revenues from operating leases, partially offset by a decline in the average retail notes receivable balances. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio.
Segment profit
In the third quarter and first nine months of 2015, the Financial Services segment profit was comparable to the prior year as an increase in revenue and a decrease in the provision for loan losses were offset by lower interest income from intercompany loans.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Core truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	4,800	4,800	—	—%	14,900	13,900	1,000	7%
Class 6 and 7 medium trucks	20,500	17,900	2,600	15%	58,500	53,100	5,400	10%
Class 8 heavy trucks	61,000	48,900	12,100	25%	163,100	134,100	29,000	22%
Class 8 severe service trucks	17,000	15,300	1,700	11%	46,000	39,500	6,500	16%
Total Core markets	103,300	86,900	16,400	19%	282,500	240,600	41,900	17%
Combined class 8 trucks	78,000	64,200	13,800	21%	209,100	173,600	35,500	20%
Navistar Core retail deliveries	16,200	14,100	2,100	15%	44,700	40,700	4,000	10%

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	24%	27%	21%	19%	20%
Class 8 heavy trucks	12%	12%	10%	15%	14%
Class 8 severe service trucks	15%	15%	14%	14%	15%
Combined class 8 trucks	13%	13%	11%	15%	14%
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

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	2,500	2,100	400	19%	8,500	7,200	1,300	18%
Class 6 and 7 medium trucks	2,900	2,700	200	7%	11,900	12,900	(1,000)	(8)%
Class 8 heavy trucks	8,100	7,600	500	7%	21,800	22,400	(600)	(3)%
Class 8 severe service trucks	2,000	2,000	—	—%	6,800	6,600	200	3%
Total Core Markets	15,500	14,400	1,100	8%	49,000	49,100	(100)	—%
Combined class 8 trucks	10,100	9,600	500	5%	28,600	29,000	(400)	(1)%
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

	As of July 31,			% Change
(in units)	2015	2014	Change
Core Markets (U.S. and Canada)
School buses	2,000	2,300	(300)	(13)%
Class 6 and 7 medium trucks	4,600	5,300	(700)	(13)%
Class 8 heavy trucks	15,000	12,800	2,200	17%
Class 8 severe service trucks	2,100	2,100	—	—%
Total Core Markets	23,700	22,500	1,200	5%
Combined class 8 trucks	17,100	14,900	2,200	15%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2015	2014	Change		2015	2014	Change
Core Markets (U.S. and Canada)
School buses	3,500	3,100	400	13%	8,500	7,700	800	10%
Class 6 and 7 medium trucks	3,800	3,600	200	6%	14,500	12,200	2,300	19%
Class 8 heavy trucks	7,000	7,300	(300)	(4)%	19,100	18,600	500	3%
Class 8 severe service trucks	2,800	2,300	500	22%	7,100	6,200	900	15%
Total Core Markets	17,100	16,300	800	5%	49,200	44,700	4,500	10%
Non "core" military	100	—	100	—%	100	100	—	—%
Other markets(A)	2,900	7,600	(4,700)	(62)%	15,300	19,800	(4,500)	(23)%
Total worldwide unit	20,100	23,900	(3,800)	(16)%	64,600	64,600	—	—%
Combined class 8 trucks	9,800	9,600	200	2%	26,200	24,800	1,400	6%
_____________________________

(A)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 3,100 units during the three months ended July 31, 2014, and 6,000 and 7,600 during the nine months ended July 31, 2015 and 2014. There were no third party chargeouts related to BDT during the three months ended July 31, 2015 as Ford no longer purchases through from BDT.

Engine Shipments

	Three Months Ended July 31,			% Change	Nine Months Ended July 31,			% Change
(in units)	2015	2014	Change		2015	2014	Change
OEM sales-South America	11,400	21,400	(10,000)	(47)%	38,700	65,700	(27,000)	(41)%
Intercompany sales	6,600	9,800	(3,200)	(33)%	20,200	30,400	(10,200)	(34)%
Other OEM sales	1,800	2,900	(1,100)	(38)%	7,300	8,500	(1,200)	(14)%
Total sales	19,800	34,100	(14,300)	(42)%	66,200	104,600	(38,400)	(37)%

Liquidity and Capital Resources

	As of
(in millions)	July 31, 2015	October 31, 2014	July 31, 2014
Consolidated cash and cash equivalents	$547	$497	$547
Consolidated marketable securities	293	605	618
Consolidated cash, cash equivalents and marketable securities	$840	$1,102	$1,165
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In July 2014, our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility") was amended to remove used truck inventory from the borrowing base. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with NFC secured by a first priority lien on used truck inventory (and certain related assets) (the "Intercompany Used Truck Loan"). On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to (i) permit the incurrence of up to $352.5 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility (as discussed below), the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendments had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. During 2014, NFC made secured intercompany loans to our Manufacturing operations under the Intercompany Used Truck Loan of $181 million. During the first nine months of 2015, we increased our borrowings under the Intercompany Used Truck Loan by $28 million to $209 million and also received $125 million in dividends from NFC. $80 million of the dividends paid by NFC were funded by the partial repayment of an intercompany loan to NFC and were therefore cash neutral to NFC and NIC.
In August 2015, the Amended Term Loan Credit Facility was refinanced with a new Senior Secured Term Loan Credit Facility (“Senior Secured Term Loan Credit Facility”), for $1.04 billion. Under the Senior Secured Term Loan Credit Facility, (i) the maturity date was extended to August 7, 2020, (ii) interest rate margins were increased to 5.50% for Eurodollar rate loans and 4.50% for base rate loans, (iii) the Eurodollar rate “floor” was reduced to 1.00%, (iv) the permitted receivables financing basket was increased from $25 million to $50 million, (v) certain prepayments of the Amended Term Loan Credit Facility made prior to August 7, 2017 will be made subject to a call premium of 1.00%, (vi) certain definitional provisions, including those related to asset dispositions were modified, and (vii) quarterly principal amortization payments of 0.25% of the aggregate principal amount are required, with the balance due at maturity. As noted above, as a consequence of the Senior Secured Term Loan Credit Facility refinancing, the maturity date of Navistar, Inc.’s Amended and Restated Asset-Based Credit Facility was extended from May 18, 2017 to May 18, 2018.
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
Consolidated cash, cash equivalents and marketable securities was $840 million at July 31, 2015, which includes $15 million of cash and cash equivalents attributable to BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Nine Months Ended July 31, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$35	$(49)	$(14)
Net cash provided by (used in) investing activities	257	(252)	5
Net cash provided by (used in) financing activities	(177)	263	86
Effect of exchange rate changes on cash and cash equivalents	(48)	21	(27)
Increase (decrease) in cash and cash equivalents	67	(17)	50
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$507	$40	$547

	Nine Months Ended July 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(264)	$(80)	$(344)
Net cash provided by (used in) investing activities	132	(118)	14
Net cash provided by (used in) financing activities	(71)	205	134
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)	(12)
Increase (decrease) in cash and cash equivalents	(210)	2	(208)
Cash and cash equivalents at beginning of the period	727	28	755
Cash and cash equivalents at end of the period	$517	$30	$547
_____________________
Manufacturing operations cash flows and Financial Services operations cash flows are not in accordance with, and should not be viewed as an alternative to, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our Truck segment, Global Operations segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.
Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $35 million in the nine months ended July 31, 2015 compared to cash used in operating activities of $264 million in the nine months ended July 31, 2014. The improvement in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to a lower net loss, dividends received from NFC, and a decrease in inventories, partially offset by net reductions of accounts receivable, higher accounts payable payments, changes in other current assets, and changes in other noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $155 million and $166 million in the nine months ended July 31, 2015 and 2014, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $257 million and $132 million in the nine months ended July 31, 2015 and 2014, respectively. The net increase in cash flow from investing activities in 2015 compared to 2014 was primarily attributable to lower purchases of equipment leased to others and lower purchases of marketable securities, partially offset by higher capital expenditures, and lower sales and less maturities of marketable securities.

Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $177 million and $71 million in the nine months ended July 31, 2015 and 2014, respectively. The net decrease in cash flow from financing activities in 2015 compared to 2014 was primarily attributable to a partial repayment of an intercompany loan due to our Financial Services operations and lower proceeds from the exercise of employee stock options.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $49 million and $80 million in the nine months ended July 31, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily due to the decline in finance receivables compared to an increase in finance receivables in the prior year, partially offset by the increase in dividends paid to the Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $46 million and $41 million in the nine months ended July 31, 2015 and 2014, respectively. The increase was due to the higher average borrowing levels needed to fund the increase in average finance receivables.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $252 million and $118 million in the nine months ended July 31, 2015 and 2014, respectively. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2015 and 2014, along with purchases of equipment leased to others. In 2015, restricted cash accumulated for the payoff of maturing investor notes increased by $160 million. This increase was partially offset by a decline in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $263 million and $205 million in the nine months ended July 31, 2015 and 2014, respectively. The increase was due to borrowings used for the increase in dividends paid to the Manufacturing operations and the accumulation of principal for payoff of the wholesale investor notes maturing in September 2015, partially offset by a decline in finance receivables and lease funding requirements.
Consolidated EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, which excludes certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.
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
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
Loss from continuing operations attributable to NIC, net of tax	$(30)	$(3)	$(136)	$(550)
Plus:
Depreciation and amortization expense	68	71	221	256
Manufacturing interest expense(A)	56	60	170	182
Less:
Income tax expense	(12)	(14)	(37)	(25)
EBITDA	$106	$142	$292	$(87)
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
Interest expense	$75	$78	$227	$234
Less: Financial services interest expense	19	18	57	52
Manufacturing interest expense	$56	$60	$170	$182
Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2015	2014	2015	2014
EBITDA (reconciled above)	$106	$142	$292	$(87)
Less significant items of:
Adjustments to pre-existing warranties(A)	3	(29)	(36)	65
Restructuring charges(B)	13	16	18	27
Asset impairment charges(C)	7	4	15	173
Gain on settlement(D)	—	—	(10)	—
Brazil truck business actions(E)	—	—	6	—
Total adjustments	23	(9)	(7)	265

Adjusted EBITDA	$129	$133	$285	$178
_____________________

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

(B)
In the third quarter of 2015, we incurred restructuring charges of $13 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil. In the third quarter and nine months ended July 31, 2014, we incurred restructuring charges of $16 million and $27 million, respectively, related to cost reduction actions that included a reduction-in-force in the U.S. and Brazil. In addition, in the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada.

(C)
In the third quarter of 2015, as a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademark asset carrying value was impaired. In addition, during the third quarter of 2015, the Company concluded it had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. Due to slower than expected growth in the Brazilian economy causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark asset carrying value was impaired. Additionally, in the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, the Truck segment recognized asset impairment charges of $18 million.

(D)
In the second quarter of 2015, the Global Operations segment recognized a $10 million net gain related to a settlement of a customer dispute. The $10 million net gain for the settlement included restructuring charges of $4 million.

(E)	In the second quarter of 2015, our Global Operations segment recorded $6 million in inventory charges to right size the Brazil Truck business.
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

For the three and nine months ended July 31, 2015, we contributed $11 million and $73 million respectively, and for the three and nine months ended July 31, 2014, we contributed $33 million and $98 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $40 million during the remainder of 2015. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2016 through 2018, the Company will be required to contribute at least $100 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 7, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA issued a proposed rule on July 13, 2015 with the next phase of federal GHG emission and fuel economy regulations. This proposed rule contains more stringent emissions levels for engines and vehicles, adds regulation of trailers and is anticipated to take effect in 2021 and to be implemented in three stages culminating in 2027. The proposed rule is currently under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. The Company is developing formal comments and will file those comments in mid-September. The final rule is expected in late 2015 or early 2016. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to federal EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a proposed rule in December 2014 that would lower the National Ambient Air Quality Standard ("NAAQS") for ozone.  If adopted this rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. The final ozone NAAQS rule is expected in October 2015.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2014. During the nine months ended July 31, 2015, there were no significant changes in our application of our critical accounting policies.

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
Recently Issued and Adopted Accounting Standards
In the quarter ended July 31, 2015, the Company did not adopt any new accounting guidance that has had a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB deferred the effective date of this update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date is November 1, 2018. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2014. During the nine months ended July 31, 2015, there have been no material changes in our exposure to market risk.
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

As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, we concluded that our disclosure controls and procedures were not effective as of October 31, 2014 based on the material weakness identified. The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, was as follows:

•
We did not have sufficient controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. Specifically, controls were not designed to identify errors in the underlying data which was used to calculate warranty cost estimates and other significant accounting estimates and the accounting effects of significant transactions. This material weakness resulted in the recording of adjustments to the warranty reserve and related expense accounts and there was a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Management has worked throughout the year to remediate the material weakness that existed as of October 31, 2014. In the third quarter ended July 31, 2015, management had sufficient evidence to conclude that remediation was complete for the material weakness previously reported. The significant changes in internal control over financial reporting that resulted in the remediation of the material weakness are described below.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on the evaluation, management has concluded that the disclosure controls and procedures were effective as of July 31, 2015.

Management’s Remediation Initiatives
During 2014 and 2015, we invested significant time and effort to remediate the material weakness related to the completeness and accuracy of the underlying data used in the determination of significant estimates and the accounting effects of significant transactions. Specifically, the following remediation actions were taken:

•
Critical management review controls were enhanced to increase the precision of management's reviews and these reviews were expanded to validate the completeness and accuracy of the reports and data used in the operation of the controls.

•	Controls were designed and implemented to validate the completeness and accuracy of the inputs and outputs for significant accounting estimates and transactions.

•	Stronger system interface controls were implemented to verify the complete and accurate flow of data between systems used for the significant accounting estimates and transactions.

•	We invested in human capital and information technology improvements to accomplish the control improvements mentioned above.

•	Management continues to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

(b) Changes in Internal Control over Financial Reporting
Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the nine months ended July 31, 2015, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014, except (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015; (ii) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015; and (iii) those disclosed below:
Shareholder Litigation
On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Defendants’ Second Amended Complaint in the 10b-5 Cases (as defined under Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements, above). The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiffs’ claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice.
In July 2015, the existing stay order in the derivative action filed by James Gould in March 2013 was further extended through November 23, 2015. Also in July 2015, the existing stay order in the derivative action filed by Abbie Griffin in August 2013 was further extended through December 3, 2015.
EPA Clean Air Act Litigation
On July 14, 2015, the U.S. Department of Justice ("DOJ") on behalf of the U.S. Environmental Protection Agency (“EPA”) filed a lawsuit against the Company and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois alleging that during 2010 the Company introduced into commerce approximately 7,750 heavy-duty diesel engines that did not meet the EPA’s emissions standards applicable to 2010 engines, resulting in violations of the federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. The Company disputes the allegations in the lawsuit.
CARB Notice of Violation
In May 2015, Navistar, Inc. and the California Air Resources Board finalized a settlement resolving the matter for a penalty payment of $0.3 million and the Company's agreement to conduct certain in-use testing.

Item 1A.    Risk Factors
During the nine months ended July 31, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2014, except those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 2, 2015