Form 10-K
period 2015-10-31
NAVISTAR INTERNATIONAL CORP
filed 2015-12-17
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.5 billion.
As of November 30, 2015, the number of shares outstanding of the registrant’s common stock was 81,544,909, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2016 annual meeting of stockholders to be held on February 10, 2016 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I—Financial Information
Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	28

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	148
Item 9A.	Controls and Procedures	148
Item 9B.	Other Information	149

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	150
Item 11.	Executive Compensation	150
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	150
Item 13.	Certain Relationships and Related Transactions, and Director Independence	150
Item 14.	Principal Accountant Fees and Services	150

PART IV
Item 15.	Exhibits and Financial Statement Schedules	151
	Signatures	152

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•
our ability to implement our new strategy focused on establishing a leading market position based on uptime advantage, a customer-centric culture, leading with connected vehicle offerings, providing customers with meaningful innovation and tailored solutions, and developing effective leaders at every level, and the results we expect to achieve from the implementation of our new strategy;

•	our expectations related to new product launches;

•	anticipated results from our Return-on-Invested-Capital ("ROIC") methodology and the benchmarking study to create a pathway to achieve profitability;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the termination of our Blue Diamond Truck ("BDT") joint venture with Ford Motor Company ("Ford");

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions, including our enterprise-wide reduction-in-force, and other actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations and estimates relating to our used truck inventory;

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, set forth in Part I, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2015, 2014, and 2013 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
Overview
We are an international manufacturer of International® brand commercial and military trucks, proprietary diesel engines, IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. We also provide retail, wholesale, and lease financing services for our trucks and parts.
Our Products and Services
Our principal products and services include:

•
Trucks—We manufacture and distribute Class 4 through 8 trucks and buses in the common carrier, private carrier, government, leasing, construction, energy/petroleum, military vehicle, and student and commercial transportation markets under the International and IC brands. We design and manufacture proprietary diesel engines for our International branded trucks and military vehicles and IC branded buses.

•
Parts—We support our International brand commercial and military trucks, IC brand buses, Maxxforce and our proprietary engines, as well as our other product lines, by distributing proprietary products together with a wide selection of other standard truck, trailer, and engine service parts.

•	Financial Services—We provide retail, wholesale, and lease financing of products sold by the Truck and Parts segments, as well as their dealers, within the U.S. and Mexico.
Our Strategy
Our Business
Our core business is the North American truck and parts markets, where we participate primarily in the Class 6 through 8 vehicle market segments (our “Core” markets). In the United States and Canada, approximately one in four Class 6 through 8 vehicles on the road today is an International truck, with more than a half million trucks on the road. Navistar also produces over a third of all school buses used in North America. Almost half of the 26 million children in North America who ride school buses every day get to school in one of our yellow buses.
Navistar also has one of the largest commercial vehicle parts distributions networks in the United States and a captive finance company. Outside our Core markets in the United States and Canada, International is the leading truck brand in Mexico and much of Latin America. We are also the largest diesel engine company in Brazil, with our wholly-owned subsidiary International Indústria de Motores da América do Sul Ltda. ("IIAA") (formerly MWM International Industria De Motores Da America Do Sul Ltda. ("MWM")). In addition, we export trucks, buses and engines to niche markets around the world.
We continue to take actions that we believe will improve our performance and continue to evaluate additional opportunities to enhance value. Following is a summary of Our 2015 Accomplishments and Our Expectations Going Forward.
Our 2015 Accomplishments
We have made substantial progress on our top priorities:

I.	Launch of products and product features desired by our customers—We successfully launched products and product features that improve our customers' businesses.

•	We launched the purpose-built propane bus for school bus customers who want an alternative fuel engine designed for the needs of the school bus market.

•
OnCommand Connection (“OnCommand”), our unique all-makes remote diagnostics system, was tailored for the applications of our bus and truck customers, and is now standard on our vehicles, to achieve more efficient repairs and maintenance, better life-cycle value, and an overall lower cost of ownership. We now have more than 160,000 vehicles in the OnCommand system.

•	We introduced the ProStar ES for customers who seek superior fuel efficiency.

•	We completed the Cummins ISB launch in our Class 6 and 7 medium and Class 8 severe service trucks.

II.	Improve quality and uptime—We continued our relentless focus on improving quality and uptime.

•
We have made great strides in rebuilding our quality operating system, achieving new levels of first time quality and uptime and a reduction in our warranty spend. In 2013, our warranty expense represented 7.7% of manufacturing revenue and in 2015, it was 3.0%.

•
We have achieved a significant reduction in dealer dwell time including improvements in dealer claim days and repair time. We expect that the significant growth in the population of OnCommand vehicles in 2015 will also enable an increase in vehicle uptime by supporting quicker repairs.

•
To test our vehicles and innovative technologies, we acquired new proving grounds in New Carlisle, Indiana, which will be a strategic addition to our product development operations and our mission to deliver customer uptime.

III.
Deliver on our 2015 plan to reduce costs—Since 2012, we have aggressively managed our Selling, general and administrative and Engineering and product development costs ("structural costs") to right-size them and lower our variable costs. We made significant progress in 2015, which we expect will pave the way for Navistar to be profitable and free-cash flow positive in the future:

•	We completed a competitive benchmarking study focused on material, manufacturing, and structural costs.

•	We have focused on our procurement and engineering design processes to lower material costs.

•
We continued to implement cost saving initiatives, including reductions in discretionary spending and employee headcount reductions, resulting in lower structural costs of $114 million in 2015 compared to 2014.

•
We implemented a product allocation strategy across our plants whereby each facility is primarily focused on a specific platform, allowing for higher levels of manufacturing efficiency than the flexible-factory configuration we have employed for many years.

•	We reduced non-productive overtime by 43% compared to 2014.

•	We sold our foundry operations in Waukesha, Wisconsin and closed our foundry in Indianapolis, Indiana.

IV.
Build sales momentum—In our Core markets, we achieved significant volume growth in Class 6 and 7 medium truck, bus, and dealer-led Class 8 heavy trucks. Growth has been fueled by the completion of the rollout of Selective Catalytic Reduction ("SCR") emissions technology, growing customer confidence, and integrating leading technology with our partners. In 2015, this growth in our Core markets was offset by lower sales from our Global Operations segment, and certain non-Core portions of our Trucks segment.

V.
Improvements in non-Core markets—In addition to improvements in our Core markets, we have experienced improvements in the profitability of our non-Core markets, although revenues in those markets were down, overall, in 2015 compared to 2014. Navistar entered into a long-term agreement with General Motors Company ("GM") to develop and assemble conventional Class 4 through 5 commercial vehicles launching in 2018. This relationship is expected to expand Navistar's medium truck product line and leverage our manufacturing capabilities.

VI.
Improvements in Parts business—Our North American Parts profits increased 22% in 2015 compared to 2014, and overall Parts segment profits increased 12% in 2015 compared to 2014 despite a slight decrease in sales resulting from lower sales by our Blue Diamond Parts ("BDP") joint venture with Ford, among other factors.

Our Expectations Going Forward
We believe we are well-positioned to build upon our 2015 accomplishments:

I.	Implement customer-centric strategy—We are taking steps to become the most customer-centric company in the industry with four key strategies:

•
Lead in Uptime—We will focus on creating value for our customers by delivering high quality vehicles designed to stay on the road and offering real-time vehicle monitoring and industry-leading fast service and repair.

•	Build Customer Centric Culture—We will know the customer better than anyone else in order to offer products and services that work for their business.

•	Lead in Connected Vehicles—We will lead with first-to-market features to expand OnCommand and connected vehicle offerings.

•	Leverage Open Technology—We will leverage relationships with world-class technology partners to provide our customers with meaningful innovation and tailored solutions.

II.
New Product Launches—The transition to SCR engines is complete and we are in the process of upgrading our entire product line over the next three years. We are developing new trucks and buses to meet the needs of our customers. We expect to launch the new HX Series, the PayStar replacement, in early 2016 for the construction and vocational markets.  Over the next three years, we will continue to update our entire product line including the introduction of our ProStar replacement, the new LT series.

III.
Financial performance—Due to our continual efforts to become more competitive in cost and in the marketplace, we have had strong financial improvement in recent years. To continue on that path, we have already launched customer-centric strategic initiatives and the next phase of our cost alignment actions. In North America, we completed a benchmarking study that demonstrates that even with the progress we have made to improve our cost structure, there are more opportunities for cost-cutting which we will relentlessly pursue. As a result of these actions, we expect to improve our liquidity and further improve our financial performance, be in a position to compete more aggressively, and increase investment in products and strategic initiatives.

IV.
Profitable improvements in market share—We expect the sales momentum that occurred in 2015 will continue with new product offerings, improved quality, competitive pricing, and our customer-centric initiatives. We expect profitable market share improvements in our Core markets.

Our Operating Segments
We operate in four industry segments: Truck, Parts, Global Operations (collectively referred to as "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively referred to as "Financial Services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment, as well as information relating to customer concentration, can be found in Note 16, Segment Reporting, to the accompanying consolidated financial statements.
During November 2014, we announced changes in our leadership team and in our organizational and reporting structures, which we believe will guide us into the future and enable us to accelerate our performance as we finish the turnaround. These changes impacted how our Chief Operating Decision Maker (“CODM”) assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we identified the following changes within our reportable segments:

•	The export truck and parts operations, formerly in our Global Operations segment, are now included within the results of our Truck and Parts segments, respectively.

•	Parts required to support the military truck lines, formerly within our Parts segment, are now included within the results of our Truck segment.
All prior period segment information has been updated to conform to the 2015 presentation. Other than the changes noted above, there were no material changes to our reportable segments. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations, or cash flows for the periods presented.
Truck Segment
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC brands, along with production of proprietary engines, primarily in the North America markets that include the U.S., Canada, and Mexico. Our Truck segment also includes our truck export business under the International and IC brands as well as products that support the military truck product lines. The proprietary engines produced in North America are primarily used in our trucks and buses. Our strategy is to deliver the highest quality commercial trucks, buses, and military vehicles. We continue to develop our expansion markets, which includes the exportation of our truck and bus products. The Truck segment is our largest operating segment based on total external sales and revenues.
We compete primarily in our Core markets. The Truck segment's manufacturing operations in the U.S. and Mexico consist principally of assembling components manufactured by our suppliers, as well as designing, engineering, and producing certain sheet metal components, including truck cabs, and proprietary engines. In 2013, we began offering the Cummins ISX15 engine, as well as the Cummins SCR after-treatment system on certain applications of our proprietary engines, and in 2014, we began offering the Cummins ISB engine in medium duty truck and bus applications. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines into military vehicles. We also sell International and CAT branded trucks through our agreement with Caterpillar Inc. ("Caterpillar").

The Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks, and include Pure Power Technologies metalcastings ("PPT"), which consists of a components business focused on air and fuel systems. The operations at the engine manufacturing facilities consist principally of the assembly of components manufactured by PPT and our suppliers, as well as machining operations relating to steel and grey-iron components, and certain higher technology components necessary for our engine operations. PPT also included foundry operations that manufactured engine components - mainly blocks, heads, and other engine components - until those foundry operations were sold and closed in 2015.
We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 745 outlets in the U.S. and Canada and 91 outlets in Mexico, as of October 31, 2015, and our export truck operations, primarily in Latin America. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. As of October 31, 2015, we operated two Dealcors. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
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
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include PACCAR Inc. ("PACCAR"), which sells vehicles under the Kenworth and Peterbilt nameplates in North America, and Ford. Competing foreign-controlled domestic manufacturers include Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include BAE Systems, General Dynamics Land Systems, and Oshkosh Corporation. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian truck markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz. In the Mexican diesel engine market, our Classes 4 through 8 trucks with our proprietary 4.8L, 7L, DT, and 9L engines, face competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford. In our primary truck export market of South America, we compete with many truck manufacturers, including PACCAR, Freightliner, and Mack.
Parts Segment
Our Parts segment supports our brands of International commercial trucks, IC buses, proprietary engines, as well as our other product lines, by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. In addition, our Parts segment includes our parts export business under the International and IC brands. We distribute service parts through the dealer network that supports our trucks and engines. The Parts segment is our second largest operating segment based on total external sales and revenues.
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers operated out of North America, or through direct shipment from our suppliers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
The Parts business competes on many dimensions including customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks ("All-Make parts"), which are common across OEM truck manufacturers. The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets, including Fleetpride, TruckPro, and National Auto Parts Association ("Napa") Auto Parts. We sell a wide-range of proprietary parts, however, we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
Also included in the Parts segment is BDP, which manages the sourcing, merchandising, and distribution of certain service parts for North American Ford vehicles. Major competitors for our BDP joint venture include Alliant Power, Jasper Engines & Transmissions, and Delphi Automotive.

Global Operations Segment
Our Global Operations segment includes businesses that derive their revenue from outside our Core North America markets and primarily consists of the operations of our wholly-owned subsidiary, IIAA. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under the MWM brand to OEMs for the assembly of their engines, particularly in South America. Additionally as part of its IIAA operations, the Global Operations segment has engine manufacturing operations in Argentina. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in certain markets through our distribution and service network of retail outlets. We distribute service parts internationally through our dealer network, as well as through direct shipments.
From time to time, we enter into collaborative strategic relationships that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. The Global Operations segment has a joint venture in China with Anhui Jianghuai Automobile Co ("JAC"), which allows us to further our reach to global markets. The joint venture focuses on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to Navistar's Euro IV and Euro V emission standard technologies.
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
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers. We also finance wholesale and retail accounts receivable. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by Navistar, Inc. At both October 31, 2015 and 2014, NFC retained floor plan financing for approximately 84% of the dealers after any free interest period. This segment is also facilitating financing relationships in other countries to align with the Company's global operations.
The Financial Services segment manages the relationship with Navistar Capital. Through November 30, 2015, Navistar Capital was an alliance with GE Capital Corporation and GE Capital Commercial, Inc. (together, “GE Capital”) pursuant to the terms of an operating agreement entered into in March 2010 (the “Navistar Capital Operating Agreement”). Navistar Capital is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. In addition, GE Capital has provided financing to support the sale of our products in Canada for over 25 years (“NavCap Canada”). On December 1, 2015, General Electric Company ("GE") closed the sale of its GE Capital Transportation Finance business in the U.S. and Canada to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together “BMO”). Navistar Capital and NavCap Canada are a part of this business. We expect the activities of Navistar Capital and NavCap Canada to continue without interruption after the closing of GE’s sale to BMO.
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

Engineering and Product Development
Our engineering and product development programs are focused on product improvements, innovations, and cost-reductions, and these related costs are incurred by our Truck and Global Operations segments. We have continued to rationalize certain engineering and product development programs based on changes in our engine strategy and to renew our emphasis on the Core North American truck and bus markets. For example, we are currently focused on: (i) updating our International brand commercial trucks to improve fuel economy, quality and uptime for our customers (ii) modifying our trucks to accommodate proprietary engines with the Cummins' SCR after-treatment system, (iii) finalizing the integration of certain Cummins engines into our vehicle lineup, and (iv) material cost reduction activities through design improvement. We continue to invest in our own line of diesel engines, incurring research, development, and tooling costs to meet emissions regulatory requirements and to provide engine solutions that support a global marketplace. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development costs were $288 million in 2015 compared to $331 million in 2014 and $406 million in 2013.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.
The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2015 and 2014:

	Units	Value
As of October 31:		(in billions)
2015	24,000	$2.0
2014	30,000	2.2
The decrease in the backlog of unfilled truck orders was primarily due to BDT, as production of Ford vehicles through our joint venture ceased in 2015, and subsequently, we purchased Ford's remaining ownership in the BDT joint venture in May 2015.
Production of our October 31, 2015 backlog is expected to be substantially completed during 2016. The backlog of unfilled orders is one of many indicators of market demand; factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.
Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2015, our employee headcount was impacted by actions taken to control spending across the Company which included targeted reductions of certain costs. In the U.S., we used attrition and an involuntary reduction-in-force to eliminate additional positions to meet our targeted reductions goal. In addition, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP") in October 2015, which will impact our employee headcount in 2016. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction-in-force to eliminate certain positions. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
In 2015, we sold our foundry operations in Waukesha, Wisconsin and closed our foundry in Indianapolis, Indiana. In 2014, we sold the E-Z Pack and Continental Mixer businesses, and consolidated our engine manufacturing footprint, moving engine production in Huntsville, Alabama to Melrose Park, Illinois. In 2013, we sold the Workhorse Custom Chassis ("WCC"), Bison Coach trailer manufacturing ("Bison Coach") and Monaco recreational vehicle ("Monaco") businesses. For more information, see Note 2, Discontinued Operations and Other Divestitures, and Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
In 2013, we utilized an involuntary reduction-in-force to eliminate certain positions in the U.S. and Brazil. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2015	2014	2013
Employees worldwide:
Total active employees	13,200	14,600	15,300
Total inactive employees(A)	1,200	1,200	1,700
Total employees worldwide	14,400	15,800	17,000
Total active union employees:
Total UAW	2,800	2,700	2,300
Total other unions	2,800	3,500	3,100
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 200 employees, 300 employees, and 500 employees as of October 31, 2015, 2014, and 2013, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant, which was closed in 2011 due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

On February 9, 2015, our UAW represented employees ratified a new four year labor agreement that replaced the prior contract that expired October 1, 2014. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.
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
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. New on-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and oxides of nitrogen ("NOx") and have reached the last phase-in period effective with engine model year 2010. Meeting these new emissions standards resulted in a significant increase in the cost of our products.

In 2010, the initial phase-in of onboard diagnostic ("OBD") requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the U.S. Environmental Protection Agency (the "EPA"). In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country.
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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fossil fuels. The EPA and NHTSA issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. Canada adopted its version of fuel economy and GHG emission regulations in February 2013. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014.
EPA and NHTSA issued a proposed rule for the next phase of federal GHG emission and fuel economy regulations on July 13, 2015. This proposed rule contains more stringent emissions levels for engines and vehicles, adds regulation of trailers and was proposed to take initial effect in model year 2021 with three stages of standards culminating in model year 2027. The Company filed comments to the proposed rule on October 1, 2015. The Company, and the heavy duty vehicle industry as a whole, have raised significant concerns in their comments to the proposed rule. These concerns relate to the stringency and timing of the proposed rules, as well as other aspects of the proposed rule. Discussions continue among the relevant agencies, manufacturers (including the Company), and other stakeholders. A final rule is not expected until calendar year 2016.
Canada’s regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. California has also adopted GHG emission rules for heavy duty vehicles and an optional lower emission standard for NOx in California. California has also requested that the EPA adopt lower NOx standards and stated that it intends to begin developing its own lower NOx rule in 2017. We expect that heavy-duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.
In October 2015, the EPA issued a final rule lowering the national ambient air quality standard for ozone to 70 parts per billion ("ppb"), which could lead in the future to lower permissible emission levels for NOx and volatile organic compounds, as ozone precursors.
Our facilities may be subject to regulation related to climate change, and climate change itself may have some impact on the Company's operations.  Climate change regulation of power sources may also have some impact on the Company’s operations. EPA adopted its Clean Power Plan ("CPP") in late 2014 which sets certain goals for carbon emissions from stationary power plants. Under the CPP, the States are to formulate plans beginning in 2016 to meet the CPP goals by a deadline of 2030. The impact of climate change, regulations to address climate change generally, and the CPP specifically, is currently uncertain and the Company cannot predict the nature and scope of such impact.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2015.

Name	Age	Position with the Company

Troy A. Clarke	60	President and Chief Executive Officer and Director
Walter G. Borst	53	Executive Vice President and Chief Financial Officer
William R. Kozek	53	President, Truck and Parts
Persio V. Lisboa	50	President, Operations
William V. McMenamin	56	President, Financial Services and Treasurer
Steven K. Covey	64	Senior Vice President and General Counsel
Samara A. Strycker	43	Senior Vice President and Corporate Controller
Curt A. Kramer	47	Corporate Secretary
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
William V. McMenamin has served as President, Financial Services and Treasurer of NIC since August 2015.  He has also served as President of NFC since January 2013 and as President, Financial Services and Treasurer of Navistar, Inc. since August 2015. Mr. McMenamin served as Vice President, Chief Financial Officer and Treasurer of NFC from October 2008 to January 2013. Prior to these positions, he served as Vice President of Strategy of NFC from May 2007 to October 2008, Vice President of Credit of NFC from April 2005 to May 2007, and Director of Corporate Finance of Navistar, Inc. from 2001 to 2005. Prior to joining Navistar, Mr. McMenamin held various positions in finance and accounting with a human resources services company, a bank and a national accounting firm.
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

Samara A. Strycker has served as Senior Vice President and Corporate Controller of NIC since August 2014. Prior to joining NIC, Ms. Strycker served as Regional Controller, Americas, of General Electric Healthcare ("GE Healthcare") from July 2010 to July 2014 and prior to that position she served as Assistant Controller of GE Healthcare from September 2008 to July 2010.  Prior to joining GE Healthcare, Ms. Strycker was employed at PricewaterhouseCoopers, LLP from 1993 to 2008. Ms. Strycker is a Certified Public Accountant.
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
We may not realize sufficient acceptance of our products in the marketplace in order to achieve our goal of regaining market share.
A key element of our operating strategy is to renew our focus on our Core markets and regain market share following the transition from our Advanced Exhaust Gas Recirculation ("EGR") only engine technology to an SCR engine technology. Our success in regaining market share depends in part on our ability to achieve market acceptance of our existing and new products. The extent to which, and the rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to: price, safety, efficacy, reliability, conversion costs, competitive pressures, regulatory approvals, marketing and sales efforts, residual values, and general economic conditions affecting purchasing patterns. Any failure to regain market share could have an adverse effect on our business, liquidity, results of operations and financial condition.
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
Our used truck inventory could adversely affect our financial condition, working capital and market share.
We face intense competition not only with our new and core products, but also with sales of our used truck inventory. During 2015, our gross used truck inventory increased to approximately $390 million from $320 million in 2014, due in part, to an increase in used truck trade-ins in connection with sales of newer models. If the market value of our used trucks decreases, we could incur additional write-downs beyond our existing reserves. If we are unable to sell our used truck inventory in a timely manner and at a reasonable selling price, our working capital and our ability to gain and retain market share may be adversely affected.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our operating results over the last several years have had an adverse impact on our liquidity position. We believe that our cash on-hand, together with funds generated by our operations, potential borrowings under our debt agreements, and access to the capital markets, will provide us with sufficient liquidity and capital resources to meet our working capital, debt service, capital expenditures and other operating needs for the foreseeable future. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2016, the continuing availability of trade credit from certain key suppliers, the ability to regain market share and the absence of material adverse developments in our competitive market position, business, access to the capital markets or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
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
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our senior secured, term loan credit facility in an aggregate principal amount of $1.04 billion (the "Amended Term Loan Credit Facility"), which was refinanced in August 2015 (the "Senior Secured Term Loan Credit Facility") and our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"), the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, 50 percent for our 4.50% senior subordinated convertible notes due October 2018 (the "2018 Convertible Notes"), and 4.75% senior subordinated convertible notes due March 2019 (the "2019 Convertible Notes"), (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our board of directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Senior Secured Term Loan Credit Facility, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Senior Secured Term Loan Credit Facility, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
Past and potential further downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. In 2013, the major debt-rating agencies downgraded our corporate family credit ratings and in July 2015, Moody’s Corporation downgraded three series of our outstanding debt issuances but left the corporate family credit rating unchanged. In contrast, Standard & Poor's Ratings Services improved our rating outlook from developing to positive in March 2015. Any further downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.

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
As a result of the loss of certain personnel in connection with our reductions-in-force and other personnel departures that occurred throughout 2013, 2014 and 2015, we have delivered on our goal of achieving a lean and targeted workforce while reducing and controlling costs. However, failure to retain the qualified personnel that remain, or inability to attract, train and retain qualified additional personnel, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.
Our parts business may be negatively impacted by our engine strategy.
As a result of our decision to use third party engines in some of our products, we may experience a decline over time in our parts business revenue. In addition, our agreement to supply diesel engines to Ford in North America ended in December 2009. A primary business purpose of BDP is to supply aftermarket parts supporting the diesel engines supplied to Ford. We have experienced declines in BDP’s engine-related parts sales and profitability, and we expect to see further declines as the diesel engines transition out of service in the future.
We have identified a material weakness in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.
As described in "Item 9A. Controls and Procedures", we have concluded that our internal control over financial reporting was ineffective as of October 31, 2015 because a material weakness existed in our controls designed to validate the proper classification of warranty claims data, including type of warranty coverage and product/component, which is used to determine the warranty accrual and expense. If we are unable to remediate our material weakness in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.
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
Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims and refine our process for determining our warranty cost accruals, we could experience an increase in warranty spend compared to prior periods that could result in additional charges in future periods for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for recalls and field campaigns to address identified issues. These charges could have an adverse effect on our financial condition, results of operations and cash flows. Throughout 2013, 2014 and 2015, to meet new emissions requirements, including but not limited to OBD and SCR, we launched several products that incorporate additional changes and added component complexity. These changes may result in additional future warranty expense that may have an adverse effect on our financial condition, results of operations and cash flows.

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
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We have significant under-funded postretirement obligations.
On a U.S. generally accepted accounting principles ("GAAP") basis, the under-funded portion of our projected benefit obligation was $1.6 billion and $1.4 billion for pension benefits at October 31, 2015 and 2014, respectively and $1.5 billion for postretirement healthcare benefits at both October 31, 2015 and 2014. In calculating these amounts, we have assumed certain mortality rates, interest rates and growth rates of retiree medical costs. The fair value of invested assets held in our postretirement benefit plans are measured at October 31 each year and are used to compute funded status. Future mortality assumption changes and growth rates of retiree medical costs actually experienced by the postretirement benefit plans, as well as reductions in interest rates and the investment performance of the assets, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows.
The continued restructuring and rationalization of our business could also increase our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently-enacted pension funding relief legislation, Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") and the Highway and Transportation Funding Act of 2014 ("HATFA") and the Bi-Partisan Budget Act of 2015, will reduce our funding requirements over the next five years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of OBD systems requirements as they phase in and manage GHG emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and will be fully implemented in model year 2017. EPA and NHTSA have also proposed a second phase of GHG emissions reductions that are anticipated to apply in three emission standards beginning in model year 2021 and culminating in model year 2027. These reduce emission levels for engines and vehicles. In addition, California has adopted GHG emissions standards for heavy duty vehicles and engines, stated its intention to lower NOx standards for California certified engines and requested EPA to lower NOx emission standards as well. These standards increase costs of development for engines and vehicles and administrative costs arising from implementation of the standards. These regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, and warranty costs.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2015, approximately 5,600 of our hourly workers and approximately 300 of our salaried workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. On February 9, 2015, our UAW represented employees ratified a new four year labor agreement that replaced the prior contract that expired October 1, 2014. Any strikes, threats of strikes, arbitration or other resistance in connection with the negotiation of new labor agreements, or increases in costs under a newly negotiated labor agreement, could adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have an adverse effect on our financial condition, results of operations, and cash flows.
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
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our board of directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our board of directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each had two representatives nominated for election at our 2014 annual meeting. As of October 31, 2015, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 16.3 million shares, or 19.9% of our outstanding common stock, (ii) the MHR Group held approximately 16.2 million shares, or 19.9% of our outstanding common stock, and (iii) the Icahn Group, the MHR Group, and three other stockholders, collectively held over 80% of our outstanding common stock.
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
Our operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water; the management and disposal of hazardous substances; the cleanup of contaminated sites; and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for property damage or personal injury as a result of violations of or liabilities under such laws and regulations. Contamination has been identified at and in the vicinity of some of our current and former properties and at properties which received wastes from current or former Company locations for which we have established financial reserves. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. For example, along with the current operator, we are addressing contamination associated with our formerly owned solar turbine site in San Diego, California. While we believe that we have adequate accruals to cover the costs of the ongoing cleanup, we and other parties may be required to conduct additional investigations and remediation in the area, including with respect to any impacts identified in nearby bay sediments. As a result, we also could incur material costs in excess of current reserves at this or other sites as a result of additional cleanup obligations imposed or contamination identified in the future. In addition, as environmental, health, and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future. These include climate change regulation, such as EPA’s CPP, which could lead to additional state regulations that increase the cost of operations through increased energy costs.
We may not achieve all of the expected benefits from our cost saving initiatives.
We have implemented a number of cost saving initiatives, including the consolidation of our North American truck and engine engineering operations, continued reductions in discretionary spending, and employee headcount reductions. As a result, our structural costs decreased by $114 million in 2015, compared to the prior year. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. This includes evaluating our portfolio of assets, which could include closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives, which include the estimated savings from the elimination of certain open positions. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project or we may not be able to sustain the savings. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.
GE's sale of its Transportation Finance business may adversely impact the retail and/or wholesale financing for our products in the U.S. and Canada.
Navistar Capital, an alliance with GE Capital, has been our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. since 2010. In addition, GE Capital has provided wholesale and retail financing to NavCap Canada for over 25 years through NavCap Canada. On December 1, 2015, GE, the parent of GE Capital, closed the sale of GE Capital’s Transportation Finance business in the U.S. and Canada, including Navistar Capital and NavCap Canada, to BMO. If BMO is unable or unwilling to sustain the volume and quality of the loan origination and other financing services that GE Capital provided to us, our ability to sell our products with financing may be adversely affected, and as a result, our business, financial condition, results of operations and cash flows may suffer. There can be no assurance that we would be able to adequately, timely or cost-effectively replace the financing services provided by BMO if such services are unsatisfactory (either by identifying a new third-party partner or by internalizing such services and obtaining the capital needed to fund the financing activities), and any failure to do so could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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
We cannot provide any assurances that our acquisitions, joint ventures, or strategic alliances will generate all of the expected benefits. In addition, we cannot assure you that disputes will not arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures, and strategic alliances could adversely impact our financial condition, results of operations and cash flows. We continue to evaluate opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of certain of our acquisitions, joint ventures, or strategic alliances.
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
As of October 31, 2015, we had $2.6 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (1) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (2) built-in gains on certain assets held prior to the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.  As of October 31, 2015, we had $239 million of U.S. federal tax credits that would be subject to a limitation upon a change in ownership with carryforward periods of 10-20 years.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Truck segment operates nine manufacturing and assembly facilities, which contain in the aggregate approximately nine million square-feet of floor space. Of these nine facilities, eight are located in the U.S. and one is located in Mexico. Six facilities are owned and three facilities are subject to leases. Five plants manufacture and assemble trucks, buses, and chassis, three plants are used to build engines, and one plant is involved with rail car manufacturing. A portion of the rail car manufacturing plant is subleased to a third-party, pursuant to a sublease agreement entered into in February 2013. Of the three plants that build engines, two manufacture diesel engines, and one manufactures fuel injectors.
Our Parts segment leases six distribution centers in the U.S., two in Canada, and one in Mexico.
Our Global Operations segment owns and operates manufacturing plants in both Brazil and Argentina, which contain a total of 1.3 million square-feet of floor space for use by our South American engine subsidiaries.
Our Financial Services segment, the majority of whose activities are conducted at our headquarters in Lisle, Illinois, also leases an office in Mexico.
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; Madison Heights, Michigan; New Carlisle, Indiana; and Columbia, South Carolina. Additionally, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois.
Not included above are the Indianapolis, Indiana foundry and one of the Huntsville engine plants, which have ceased production activities, as well as the Waukesha foundry which was leased to a third party in April 2015.
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
Profit Sharing Disputes
The Company primarily funds post-employment benefit obligations, other than pension benefits, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable health care and life insurance benefits and provides for benefits to certain retirees pursuant to a Retiree Supplemental Benefit Program (the “Supplemental Benefit Program”). Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleges the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a motion to dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the 6th Circuit Court of Appeals remanded the case to the Court with instructions that the Committee’s claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator. A status conference is scheduled for January 15, 2016.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
FATMA Notice
IIAA, formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2015), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
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
In May 2013, an order was entered transferring and consolidating all 10b-5 Cases before one judge sitting in the U.S. District Court for the Northern District of Illinois and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a Consolidated Amended Complaint in October 2013.  The Consolidated Amended Complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, defendants filed a motion to dismiss the Consolidated Amended Complaint.   On July 22, 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014.
On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrowed the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The now Second Amended Compliant brings claims against only the Company, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  In November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Second Amended Complaint. The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiffs’ claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice. At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached, subject to, among other things, final documentation, confirmatory discovery and Court approval, and the Court filed a minute entry reflecting such report. The Court set a further status conference for February 2, 2016.
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In November 2015, the existing stay order in this derivative action was further extended through March 22, 2016.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In August 2015, the court further extended the stay of this derivative action through December 3, 2015. In November 2015, the court further extended the stay through March 23, 2016.

MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, six additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions"). A certification hearing is scheduled in the N&C Action starting on June 13, 2016. The plaintiff submitted application materials for the certification motion, and Navistar's responding materials were filed on December 4, 2015. There are no court dates scheduled in any of the other Canadian Actions at this time.
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, sixteen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, and the District of Alabama (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both Navistar International Corporation and Navistar, Inc. The U.S. Actions allege matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that the Company and Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
On October 3, 2014, Navistar International Corporation and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the then-pending U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts.
On December 17, 2014, Navistar's motion to consolidate the U.S. Actions and certain other non-class action lawsuits was granted. The United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating all of the U.S. Actions that were pending on the date of Navistar’s motion before Judge Gottschall in the United States District Court for the Northern District of Illinois (the "MDL Action"). The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts, with the exception of one matter. For putative class action lawsuits filed subsequent to Navistar’s original motion, we continue to request that the MDL Panel similarly transfer and consolidate these U.S. Actions.
At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL proceeding appointing interim lead counsel and interim liaison counsel for the Plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015.
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
EPA Clean Air Act Litigation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the EPA pertaining to certain heavy-duty diesel engines which, according to the EPA, were not completely assembled by Navistar, Inc. until calendar year 2010 and, therefore, were not covered by Navistar, Inc.'s model year 2009 certificates of conformity. The NOV concluded that Navistar, Inc.'s introduction into commerce of each of these engines violated the Federal Clean Air Act.

On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against the Company and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that the Company and Navistar, Inc. introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, the Company and Navistar, Inc. each filed an Answer and Affirmative Defenses to the Amended Complaint. The Company and Navistar, Inc. dispute the allegations in the lawsuit.
CARB Notice of Violation
In April 2013, Navistar, Inc. received a notice of violation and proposed settlement ("Notice") from the CARB. The Notice alleges violations of the California regulations relating to verification of after-treatment devices and proposed civil penalties of approximately $2.5 million, among other proposed settlement terms. In May 2015, Navistar, Inc. and the CARB finalized a settlement resolving the matter for a penalty payment of $0.3 million and the Company's agreement to conduct certain in-use testing.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$17 million as of October 31, 2015), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$33 million as of October 31, 2015) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. As of October 31, 2015, the approximate amount of the IIAA claim against Navitrucks is R$99 million (approximately US$26 million as of October 31, 2015), and the approximate amount of the Navitrucks claim against IIAA has been reduced to R$116 million (approximately US$30 million as of October 31, 2015). In addition, Navitrucks has acknowledged that IIAA is entitled to a credit against Navitrucks’ damages claim in the approximate amount of R$55 million (approximately US$14 million as of October 31, 2015).
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
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2015 and 2014:

Year Ended October 31, 2015	High	Low	Year Ended October 31, 2014	High	Low
1st Quarter	$38.05	$28.99	1st Quarter	$41.57	$30.80
2nd Quarter	31.28	27.50	2nd Quarter	39.45	29.08
3rd Quarter	30.41	16.32	3rd Quarter	39.41	32.45
4th Quarter	19.91	11.21	4th Quarter	40.17	29.54
Number of Holders
As of November 30, 2015, there were approximately 7,377 holders of record of our common stock.
Dividend Policy
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefore, provided that, so long as any shares of our preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on our shares of preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preference stock exceeds our net assets.
Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in our debt agreements. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2015.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2015.

Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2010 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2015. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2010	2011	2012	2013	2014	2015
Navistar International Corporation	$100	$87	$39	$75	$73	$26
S&P 500 Index - Total Returns	100	108	125	158	186	195
S&P Construction, Farm Machinery, and Heavy Truck Index	100	110	107	116	137	101
The above graph uses peer group only performance (excludes the Company from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2015	2014	2013	2012(A)	2011(B)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$10,140	$10,806	$10,775	$12,695	$13,641
Income (loss) from continuing operations before taxes	(103)	(556)	(974)	(1,111)	435
Income tax benefit (expense)	(51)	(26)	171	(1,780)	1,417
Income (loss) from continuing operations	(154)	(582)	(803)	(2,891)	1,852
Income (loss) from discontinued operations, net of tax	3	3	(41)	(71)	(74)
Net income (loss)	(151)	(579)	(844)	(2,962)	1,778
Less: Net income attributable to non-controlling interests	33	40	54	48	55
Net income (loss) attributable to Navistar International Corporation	$(184)	$(619)	$(898)	$(3,010)	$1,723
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(187)	$(622)	$(857)	$(2,939)	$1,797
Income (loss) from discontinued operations, net of tax	3	3	(41)	(71)	(74)
Net income (loss)	$(184)	$(619)	$(898)	$(3,010)	$1,723
Basic earnings (loss) per share:
Continuing operations	$(2.29)	$(7.64)	$(10.66)	$(42.53)	$24.68
Discontinued operations	0.04	0.04	(0.51)	(1.03)	(1.02)
Net income (loss)	$(2.25)	$(7.60)	$(11.17)	$(43.56)	$23.66
Diluted earnings (loss) per share:
Continuing operations	$(2.29)	$(7.64)	$(10.66)	$(42.53)	$23.61
Discontinued operations	0.04	0.04	(0.51)	(1.03)	(0.97)
Net income (loss)	$(2.25)	$(7.60)	$(11.17)	$(43.56)	$22.64
Weighted average number of shares outstanding:
Basic	81.6	81.4	80.4	69.1	72.8
Diluted	81.6	81.4	80.4	69.1	76.1
BALANCE SHEET DATA
Total assets	$6,692	$7,443	$8,315	$9,102	$12,291
Long-term debt:(C)
Manufacturing operations	$3,095	$2,858	$2,561	$2,733	$1,881
Financial services operations	1,093	1,071	1,361	833	1,596
Total long-term debt	$4,188	$3,929	$3,922	$3,566	$3,477
Redeemable equity securities	$—	$2	$4	$5	$5
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
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is the North American truck and parts markets, where we principally participate in the U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
Executive Summary
During 2015, we have made substantial progress on our top priorities, which include launching products and product features desired by our customers, improving quality and uptime, delivering on our plan to reduce costs, building sales momentum, and improving in our non-Core markets and Parts business. We believe our strategy will enable us to continue to improve our sales and market share, reduce costs, and add value for our customers by providing a lower cost of ownership and improved fuel economy.
We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We believe these initiatives, coupled with our continued focus on optimizing our cost structure, will enable us to build on our progress to-date, improve our financial performance, and achieve our long-term financial goals.
We continue to focus on our Core markets. In 2015, the truck industry retail deliveries for our Core markets were up 14% compared to 2014. Our chargeouts of trucks in our Core markets were up 6%, reflecting an 18% increase in Class 6 and 7 medium trucks, a 10% increase in school buses, and a 7% increase in Class 8 severe service trucks, partially offset by a 4% decrease of Class 8 heavy trucks compared to 2014.
2015 Financial Summary
Continuing Operations Results

•
Continuing Operations Results—Consolidated net sales and revenues were $10.1 billion in 2015, down 6% compared to 2014. The 6% decrease reflects lower sales from our Global Operations and Truck segments.

The Truck segment net sales decreased during 2015 as improved Core truck volumes and increased military sales were more than offset by lower Ford sales in our BDT joint venture, as we acquired Ford's remaining 25% ownership in May 2015, and a decline in our used truck and export truck operations. The decrease in net sales in the Global Operations segment in 2015 is due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine and Brazil truck operations.
During 2015, we incurred a loss from continuing operations before income taxes of $103 million compared to a loss from continuing operations of $556 million in 2014. The improvement in our comparative results in 2015 was primarily driven by lower asset impairment charges, lower adjustments to pre-existing warranties, favorable product mix within our Core markets, and lower structural costs of $114 million, partially offset by an increase in our used truck reserves and higher restructuring charges. During 2014, we concluded certain assets were impaired and recognized a non-cash charge of $149 million, primarily related to goodwill, and established a valuation allowance on our deferred tax assets related to our Brazilian operations, which impacted income tax expense by $29 million. In addition, our gross used truck inventory increased to approximately $390 million at October 31, 2015 from $320 million at October 31, 2014 (offset by reserves of $110 million and $40 million, respectively, and including approximately $3 million in our Financial Services segment, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. Throughout 2015, we continued to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.

In 2015, consolidated net income from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $378 million, compared to an EBITDA loss of $21 million for the comparable period in 2014. Included in our EBITDA for 2015 are net charges of $116 million compared to net charges of $327 million in 2014. Excluding these items, adjusted EBITDA was $494 million in 2015 compared to adjusted EBITDA of $306 million in 2014. EBITDA and adjusted EBITDA are not in accordance with, or an alternative for, U.S. GAAP. They exclude certain identified items. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In 2015, we recognized income tax expense from continuing operations of $51 million, compared to income tax expense of $26 million in the prior year. The difference in the income tax expense was primarily due to geographical mix, certain discrete items, and unfavorable movements in foreign currency exchange rates. Income tax expense in 2014 included charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by a benefit of $16 million resulting from a tax law change in Brazil. In addition, the application of intraperiod tax allocation rules resulted in the recognition of an income tax benefit from continuing operations of $13 million in 2014.
In 2015, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $187 million, or $2.29 per diluted share, compared to a loss of $622 million, or $7.64 per diluted share, in the prior year.
Liquidity
We ended both 2015 and 2014 with $1.1 billion of consolidated cash, cash equivalents and marketable securities. Consolidated cash, cash equivalents and marketable securities was consistent compared to the prior year but it was affected by net proceeds received for the issuance and repayment of debt, dividends received from non-consolidated affiliates, net proceeds received from finance lease obligations, net proceeds received from the sale of property and equipment and net changes in restricted cash partially offset by a net loss and capital expenditures.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our core Truck and Parts businesses. Certain trends have affected our results of operations for 2015 as compared to 2014 and 2013. These trends, as well as the key trends that we expect will impact our future results of operations, are as follows:

•
Engine Strategy and Emissions Standards Compliance—We believe that our strategy of integrating our engines with the Cummins’ SCR after-treatment solution, coupled with offering the Cummins ISB and ISX engines, positions the Company for future success. We expect this strategy will help to address uncertainty around the continuation of product offerings and the deterioration of market share. The Company has incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway heavy-duty diesel ("HDD") emissions standards, including OBD requirements. These emissions standards have and will continue to result in significant increases in costs of our products.

•
Core Truck Market—The Core truck markets in which we compete are typically cyclical in nature and are strongly influenced by macroeconomic factors such as industrial production, demand for durable goods, construction spending, business investment, oil prices, and consumer confidence and spending, among others. Industry volume is expected to peak in 2015 for this cycle, and we anticipate an industry volume decline in 2016. However, as general economic and industry-specific indicators are positive, we anticipate a relatively smaller decline in 2016 compared to the larger volume declines experienced after prior cycle peaks. In addition, better new truck fuel economy along with rising freight rates and improved trucker profits show the trucking industry remains healthy. We anticipate that Core markets retail deliveries will range between 350,000 units to 380,000 units for 2016.

•
Used Truck inventory - During 2015, our used truck inventory increased to approximately $390 million from $320 million in 2014 (offset by reserves of $110 million and $40 million, respectively, and including approximately $3 million in our Financial Services segment, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. Throughout 2015, we continued to seek alternative channels to sell our used trucks, including certain export markets which result in a lower price point as compared to our domestic channels.

•
Worldwide Engine Unit Sales—Our worldwide engine unit sales were 94,600 units in 2015, 138,700 units in 2014, and 185,400 units in 2013. Our worldwide engine unit sales were primarily from our Global Operations segment to external customers in South America and our Truck segment, as engines are integrated into vehicle production. Principally in our South America operations, we also made certain other OEM sales for the contract manufacturing of engines for commercial, consumer, and specialty vehicle products. We expect our South American operations to continue to be a key contributor to the Global Operations segment and expect improvements from our OEM sales for commercial, consumer, and specialty vehicle products. In North America during 2013, we integrated the Cummins’ SCR after-treatment systems with our proprietary engines. Also in May 2013, our engine joint venture with JAC was fully capitalized and became operational. We continued to make investments in engineering and product development for our proprietary engines for product innovations, cost-reductions, and fuel economy. Our markets are impacted by consumer demand for products that use our engines, as well as macro-economic factors such as oil prices and construction activity.

•
Military Sales—Our U.S. military sales were $203 million in 2015, compared to $149 million in 2014 and $541 million in 2013. The 2015 military sales primarily consisted of refurbishment and upgrades of government owned MaxxPro vehicles to “like new” condition, upgrade kits, spare parts, and technical support services. The 2014 military sales primarily consisted of upgrade kits, spare parts and technical support services. The 2013 military sales primarily consisted of upgrading Mine Resistant Ambush Protected ("MRAP") vehicles with our rolling chassis solution and retrofit kits. In 2016, we expect our U.S. military sales to be slightly higher than in 2015 due to a recent new vehicle contract award, additional refurbishment and upgrades of government owned MaxxPro vehicles, and technical support services.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. We recognized adjustments to pre-existing warranties of $1 million in 2015 compared to adjustments of $55 million in 2014 and $404 million in 2013. In future periods, we could experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Structural Cost Saving Initiatives—We continue to evaluate opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have implemented a number of cost saving initiatives, continued reductions in discretionary spending and employee headcount reductions. As a result, our structural costs decreased by $114 million in 2015, compared to 2014, and by $311 million in 2014, compared to 2013.

•
Core-Business Evaluation—We are focused on improving our Truck and Parts businesses in our Core markets. In 2012, we implemented an ROIC methodology, combined with an assessment of the strategic fit to our core business, to identify areas that are under-performing or are non-strategic. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing, and may lead to additional divestitures of businesses or discontinuing engineering programs that are outside of our core operations or are not performing to our expectations.

As a result of these evaluations, we sold our Waukesha, Wisconsin foundry operations in the second quarter of 2015, and closed our Indianapolis, Indiana foundry facility in the third quarter of 2015. We divested our interests in the E-Z Pack business in the second quarter of 2014 and the Continental Mixer business in the fourth quarter of 2014. Additionally, in the second quarter of 2014, we announced plans to consolidate our mid-range engine footprint and moved our engine production facility from Huntsville, Alabama to Melrose Park, Illinois. We divested our interests in the two joint ventures with Mahindra and Mahindra Ltd. ("Mahindra") in India, which operated under the names Mahindra Navistar Automotives Ltd. ("MNAL") and Mahindra-Navistar Engines Private Ltd. ("MNEPL") (collectively, the "Mahindra Joint Ventures") and the WCC business in the second quarter of 2013, the Monaco business in the third quarter of 2013, and Bison Coach in the fourth quarter of 2013. We also entered into an agreement to sublease a portion of our manufacturing facility in Cherokee, Alabama in the first quarter of 2013. Also in 2013, we completed the consolidation of our testing and validation activities into our Melrose Park, Illinois, facility, and we closed our Garland, Texas truck manufacturing plant.

•
Global Economy—The global economy, and in particular the U.S. economy, is continuing to recover, and we believe that the related financial markets have mostly stabilized. The economy in Brazil, however, is currently undergoing a period of economic uncertainty and the related financial markets have been unstable. Despite the general economic recovery, the impact of the economic recession and financial turmoil on certain global markets pose a continued risk as customers may postpone spending in response to tighter credit, negative financial news, and/or declines in income or asset values. Lower demand for our customers' products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets and we could continue to experience pressure on the carrying values of our assets if conditions persist for an extended period of time.

•
Impact of Government Regulation—As a manufacturer of trucks and engines, we continue to face significant governmental regulation of our products, especially in the areas of environmental and safety matters. We are also subject to various noise standards imposed by federal, state, and local regulations. Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. Under these rules, GHG emission certification is required for vehicles and engines beginning in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company has complied with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The next phase of federal GHG emission and fuel economy regulations, anticipated for model year 2021, is also under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. California has stated its intention to lower NOx standards for California certified engines and has requested that the EPA lower its standards. We expect that heavy-duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules.

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
Results of Operations for the year ended October 31, 2015 as compared to the year ended October 31, 2014

(in millions, except per share data and % change)	2015	2014	Change	% Change
Sales and revenues, net	$10,140	$10,806	$(666)	(6)%
Costs of products sold	8,670	9,534	(864)	(9)%
Restructuring charges	76	42	34	81%
Asset impairment charges	30	183	(153)	(84)%
Selling, general and administrative expenses	908	979	(71)	(7)%
Engineering and product development costs	288	331	(43)	(13)%
Interest expense	307	314	(7)	(2)%
Other income, net	(30)	(12)	(18)	N.M
Total costs and expenses	10,249	11,371	(1,122)	(10)%
Equity in income of non-consolidated affiliates	6	9	(3)	(33)%
Loss from continuing operations before income taxes	(103)	(556)	453	(81)%
Income tax benefit (expense)	(51)	(26)	(25)	96%
Loss from continuing operations	(154)	(582)	428	(74)%
Less: Net income attributable to non-controlling interests	33	40	(7)	(18)%
Loss from continuing operations(A)	(187)	(622)	435	(70)%
Income from discontinued operations, net of tax	3	3	—	—%
Net loss(A)	$(184)	$(619)	$435	(70)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(2.29)	$(7.64)	$5.35	(70)%
Discontinued operations	0.04	0.04	—	—%
	$(2.25)	$(7.60)	$5.35	(70)%
Diluted weighted average shares outstanding	81.6	81.4	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

(in millions, except % change)	2015	2014	Change	% Change
Truck	$7,213	$7,473	$(260)	(3)%
Parts	2,513	2,551	(38)	(1)%
Global Operations	506	940	(434)	(46)%
Financial Services	241	232	9	4%
Corporate and Eliminations	(333)	(390)	57	(15)%
Total	$10,140	$10,806	$(666)	(6)%
In 2015, Truck segment net sales decreased $260 million, or 3%, as improved Core truck volumes and increased military sales were more than offset by a decline in our export truck and used truck operations, and a decline in BDT sales. Chargeouts from our Core markets were up 6%, reflecting improvements in our Class 6 and 7 medium trucks, school buses and Class 8 severe service trucks, partially offset by a decrease in our Class 8 heavy trucks.

In 2015, Parts segment net sales decreased $38 million, or 1%, as improvements in our North America markets were more than offset by a decline in BDP due to a decrease of units in operation, decreased export parts sales due to economic conditions in our export markets, and unfavorable movements in foreign currency exchange rates, primarily in Canada. During 2015, sales in the North America commercial parts channel increased by $58 million, or 3%, compared to 2014.
The Global Operations segment net sales decrease of $434 million, or 46%, in 2015, was primarily due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine operations due to the economic downturn in Brazil, and decreased revenue of $68 million in our Brazil truck operations, as the prior year included a large government order.
The Financial Services segment net revenues increased $9 million, or 4%, in 2015, primarily due to an increase in the average wholesale notes receivable balances, partially offset by a decline in the average retail notes receivable balances and unfavorable movements in foreign currency exchange rates.
Costs of products sold
In 2015, Costs of products sold decreased by $864 million, reflecting the impact of lower sales in our Global Operations segment and lower Ford sales through our BDT joint venture, partially offset by higher sales in our Core markets and an increase of $45 million in our used truck reserves compared to 2014. In addition, Costs of products sold during 2015 was favorably impacted by a shift in product mix in our Core markets. In 2015, the Company recorded a charge for adjustments to pre-existing warranties of $4 million compared to charges for adjustments to pre-existing warranties of $55 million in 2014. The improvement in adjustments to pre-existing warranties for 2015 reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $76 million in 2015 compared to charges of $42 million in the prior year. The charges in 2015 were primarily related to cost reduction actions, including the Company's offering of a voluntary separation program ("VSP") to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction-in-force in the U.S. and Brazil. The charges in 2014 were primarily related to our Indianapolis, Indiana foundry facility and Waukesha, Wisconsin foundry operations, as well as a reduction-in-force in the U.S. Additionally, in the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. The ruling was upheld in a July 2015 decision issued by the Divisional Court of Ontario. The Company is appealing that decision to the Court of Appeal for Ontario. For more information, see Note 3, Restructuring and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $30 million in 2015, primarily related to certain operating leases, intangible assets and long-lived assets. In the fourth quarter of 2015, the Company recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Brazil truck asset group. As a result of the continued operating losses and idled production in the asset group, we tested the indefinite-lived intangible and long-lived assets for potential impairment. As a result, we determined that $4 million of intangible assets and $3 million of certain long-lived assets were impaired. During the third and fourth quarters of 2015, the Company concluded it had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million and $4 million, respectively. In addition, in the third quarter of 2015, the Company recognized impairment charges of $3 million for certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademark asset carrying value was impaired. In the first quarter of 2015, the Company concluded it had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
We recognized asset impairment charges of $183 million in 2014. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark asset carrying value was impaired. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

In addition, in 2014, the Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expenses decrease of $71 million in 2015 reflects the impact of our cost-reduction initiatives, partially offset by an increase in compensation expense and post-retirement related costs. In 2015, the Company leveraged efficiencies identified through redesigning our organizational structure, including a reduction-in-force in the U.S. and Brazil in 2014.
In the fourth quarter of 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP. Along with the VSP, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions, we expect to realize year-over-year savings. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $43 million in 2015 is primarily due to decreased spend on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 GHG emission regulation integration.
Interest expense
In 2015, interest expense decreased $7 million compared to the prior year, primarily driven by the repurchase of a majority of our 3.00% senior subordinated convertible notes ("2014 Convertible Notes") in April 2014, the repayment of the remainder of our 2014 Convertible Notes in October 2014, and a decrease in debt issuance cost amortization, partially offset by the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility in August 2015 and the interest expense incurred in connection with our 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes"), which were issued in April 2014. Interest expense in 2014 was favorably impacted by the purchase of certain manufacturing equipment that was previously accounted for as a financing arrangement, related to a sale and leaseback transaction.
Other income, net
We recognized Other income of $30 million in 2015 compared to income of $12 million in the prior year. The income in 2015 primarily consists of: (i) $14 million gain related to the settlement of a customer dispute, (ii) $5 million tax credit (iii) gains related to foreign exchange hedges and (iv) gains on asset sales, partially offset by unfavorable movements in foreign currency exchange rates and $14 million of third party fees and unamortized debt issuance costs associated with the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility. The income in 2014 is due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and gains on asset sales, partially offset by $12 million of unamortized debt issuance costs and other charges associated with the repurchase of our 2014 Convertible Notes in April 2014.
Income tax expense
In 2015, we recognized income tax expense from continuing operations of $51 million, compared to income tax expense of $26 million in the prior year. The difference between the income tax expense in 2015 and 2014 is due to geographical mix and certain discrete items. The income tax expense in 2015 also included charges of $7 million related to foreign exchange gains. The income tax expense in 2014 includes charges of $29 million for the establishment of a valuation allowance on our deferred tax assets related to our Brazilian operations, partially offset by an income tax benefit of $16 million resulting from a tax law change in Brazil. In addition, the application of the intraperiod tax allocation rules in 2014 resulted in the recognition of an income tax benefit from continuing operations of $13 million. In both periods the impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.

At October 31, 2015, we had $2.6 billion of U.S. federal net operating losses and $252 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S., state and foreign net operating losses that are available to reduce cash payments of U.S., state and foreign taxes in future periods. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2015 and 2014 relates to Ford's non-controlling interest in BDP.
Segment Results of Continuing Operations for 2015 as Compared to 2014
We operate in four reporting segments: Truck, Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of Navistar Financial Corporation ("NFC") and our foreign finance operations (collectively called "Financial Services operations").
During November 2014, we announced changes in our leadership team and in our organizational and reporting structures, which we believe will guide us into the future and enable us to accelerate our performance as we finish the turnaround. These changes impacted how our Chief Operating Decision Maker (“CODM”) assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we identified the following changes within our reportable segments:

•	The export truck and parts operations, formerly in our Global Operations segment, are now included within the results of our Truck and Parts segments, respectively.

•	Parts required to support the military truck lines, formerly within our Parts segment, are now included within the results of our Truck segment.
All prior period segment information has been updated to conform to the 2015 presentation. Other than the changes noted above, there were no material changes to our reportable segments. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations, or cash flows for the periods presented.
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
Truck Segment

(in millions, except % change)	2015	2014	Change	% Change
Truck segment sales, net	$7,213	$7,473	$(260)	(3)%
Truck segment loss	(141)	(380)	239	(63)%
Segment sales
In 2015, the Truck segment net sales decreased $260 million, or 3%, as improved Core truck volumes and increased military sales were more than offset by a decline in our export truck and used truck operations, and a decline in Ford sales through our BDT joint venture, as production of Ford vehicles ceased in 2015. Truck chargeouts from our Core markets were up 6%, reflecting an 18% increase in Class 6 and 7 medium trucks, a 10% increase in school buses, and a 7% increase in Class 8 severe service trucks, partially offset by a 4% decrease in Class 8 heavy trucks.

Segment loss
In 2015, the Truck segment reduced its segment loss by $239 million, primarily driven by a favorable shift in product mix in our Core markets, partially offset by an increase in our used truck reserves of $45 million, and higher accelerated depreciation charges of $22 million. In 2015, the Truck segment recorded charges for adjustments to pre-existing warranties of $8 million compared to charges for adjustments to pre-existing warranties of $51 million in 2014. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts by the Company to reduce overall cost per repair. During 2015, the segment recorded accelerated depreciation charges of $31 million, primarily for certain assets related to the foundry facilities, compared to accelerated depreciation charges of $9 million in 2014. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
SG&A expenses and Engineering and product development costs continued to decline in 2015. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. Engineering and product development costs decreased by $39 million, primarily due to decreased spending on our SCR-related projects, partially offset by new investments in our Truck segment, particularly Class 8 trucks, vocational trucks and buses, and increased spend on projects focused on 2017 GHG emission regulation integration.
Additionally, in 2015, the segment recorded asset impairment charges of $20 million, compared to $33 million in 2014. The charges in 2015 were for certain long-lived assets and operating leases, while the charges in 2014 were primarily for certain intangible and long-lived assets and reflect our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. For more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
Parts Segment

(in millions, except % change)	2015	2014	Change	% Change
Parts segment sales, net	$2,513	$2,551	$(38)	(1)%
Parts segment profit	592	528	64	12%
Segment sales
In 2015, the Parts segment net sales decreased $38 million, or 1%, as improvements in our North America markets were more than offset by a decline in BDP due to a decrease of units in operation, decreased export parts sales due to economic conditions in our export markets, and unfavorable movements in foreign currency, primarily in Canada. During 2015, sales in the North America commercial parts channel increased by $58 million, or 3%, compared to the prior year.
Segment profit
In 2015, the Parts segment increased its segment profit by $64 million, or 12%, primarily due to margin improvements in our commercial markets, the impact of our cost-reduction initiatives taken in 2014, and lower intercompany "access fees", partially offset by the decline in BDP. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A. The lower fees in 2015 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

(in millions, except % change)	2015	2014	Change	% Change
Global Operations segment sales, net	$506	$940	$(434)	(46)%
Global Operations segment loss	(67)	(274)	207	(76)%
Segment sales
In 2015, the Global Operations segment net sales decrease of $434 million was driven by a decrease of $366 million in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian Real to the U.S. dollar has weakened by 25% for 2015 compared to 2014. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 37% in 2015 compared to the prior year. The decrease in 2015 was also attributable to a decrease in revenue of $68 million from our Brazil truck operations, as the prior year included a large government order.

Segment loss
In 2015, the Global Operations segment results improved by $207 million over the comparable prior year period primarily due to the non-recurrence of non-cash charges of $149 million for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark during the second quarter of 2014. As a result of the economic downturn in Brazil causing declines in actual and forecasted results in 2014, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment. As a result, we determined that the entire $142 million balance of goodwill and $7 million of trademark asset carrying value was impaired. These non-recurring charges in 2014 were offset by an increase in restructuring costs of $16 million in 2015 compared to 2014.
Excluding the impact of the prior year impairment and current year restructuring costs increase, the Global Operations segment results improved by $74 million in 2015 over the prior year. The remaining improvements in the segment are primarily due to lower manufacturing and structural costs as a result of our prior year restructuring and cost-reduction efforts, and a $10 million net gain in 2015 related to a settlement of a customer dispute. These improvements are partially offset by the decreased results of our Brazil truck operations, including a $6 million inventory charge related to our efforts to right-size the truck business due to the current economic conditions in Brazil, and unfavorable movements in foreign currency exchange rates.
Financial Services Segment

(in millions, except % change)	2015	2014	Change	% Change
Financial Services segment revenues, net	$241	$232	$9	4%
Financial Services segment profit	98	97	1	1%
Segment revenues
In 2015, net revenues in the Financial Services segment increased by $9 million, or 4%, primarily driven by an increase in the average wholesale notes receivable balances and higher revenues from operating leases, partially offset by a decline in the average retail notes receivable balance. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio and unfavorable movements in foreign currency in our Mexican retail portfolio.
Segment profit
In 2015, the Financial Services segment profit was comparable to the prior year as an increase in revenue and a decrease in the provision for loan losses were offset by lower interest income from intercompany loans.

Results of Operations for the year ended October 31, 2014 as compared to the year ended October 31, 2013

				% Change
(in millions, except per share data and % change)	2014	2013	Change
Sales and revenues, net	$10,806	$10,775	$31	—%
Costs of products sold	9,534	9,761	(227)	(2)%
Restructuring charges	42	25	17	68%
Asset impairment charges	183	97	86	89%
Selling, general and administrative expenses	979	1,215	(236)	(19)%
Engineering and product development costs	331	406	(75)	(18)%
Interest expense	314	321	(7)	(2)%
Other income, net	(12)	(65)	53	(82)%
Total costs and expenses	11,371	11,760	(389)	(3)%
Equity in income of non-consolidated affiliates	9	11	(2)	(18)%
Loss from continuing operations before income taxes	(556)	(974)	418	(43)%
Income tax benefit (expense)	(26)	171	(197)	N.M.
Loss from continuing operations	(582)	(803)	221	(28)%
Less: Net income attributable to non-controlling interests	40	54	(14)	(26)%
Loss from continuing operations(A)	(622)	(857)	235	(27)%
Income (loss) from discontinued operations, net of tax	3	(41)	44	N.M.
Net loss(A)	$(619)	$(898)	$279	(31)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(7.64)	$(10.66)	$3.02	(28)%
Discontinued operations	0.04	(0.51)	0.55	N.M.
	$(7.60)	$(11.17)	$3.57	(32)%
Diluted weighted average shares outstanding	81.4	80.4	1.0	1%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

				% Change
(in millions, except % change)	2014	2013	Change
Truck	$7,473	$7,291	$182	2%
Parts	2,551	2,510	41	2%
Global Operations	940	1,197	(257)	(21)%
Financial Services	232	233	(1)	—%
Corporate and Eliminations	(390)	(456)	66	(14)%
Total	$10,806	$10,775	$31	—%

The Truck segment net sales increase of $182 million, or 2%, was primarily due to improved Core truck volumes, partially offset by lower military sales.
Also impacting the comparative results in sales in the Truck segment was an out-of-period adjustment identified and recorded during the second quarter of 2013. The adjustment was related to certain third-party equipment financings by GE, which we have accounted for as borrowings. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. Correcting the errors resulted in a decrease of $113 million to net sales in 2013 related to prior periods.

The Parts segment net sales increase of $41 million, or 2%, was primarily due to improvements in our commercial markets, partially offset by a decline in BDP sales. The segment achieved record North America commercial parts channel sales during the year, with sales increasing by $81 million, or 5%, from 2013.
The Global Operations segment net sales decrease of $257 million, or 21%, was primarily due to lower engine volumes in our South American engine operations due to the economic downturn in Brazil, partially offset by increased revenue in our Brazil truck operations. Also impacting the change in segment revenue in 2014 was the unfavorable impact of fluctuations in foreign exchange rates.
The Financial Services segment net revenues were comparable to the prior year period, as a decline in the average finance receivables balance was offset by higher revenues from operating leases.
Costs of products sold
Cost of products sold decreased by $227 million, compared to the prior year, reflecting the impact of lower net sales in the Global Operations segment, as well as lower military sales in our Truck segment. The decrease was partially offset as the Truck segment was impacted by a shift in our Core market to a greater mix of higher cost units that incorporate the SCR after-treatment system.
As described above, in the second quarter of 2013, certain out-of-period adjustments were identified and recorded to correct prior-period errors. As a result of correcting these errors, the cost of products sold of the Truck segment decreased by $113 million in 2013.
In 2014 and 2013, the Company recognized charges for adjustments to pre-existing warranties of $55 million and $404 million, respectively. Included within the warranty charge in 2014 are out-of-period adjustments of $36 million, primarily related to pre-existing warranties, which were identified and recorded to correct prior-period errors. The Truck segment recognized the majority of the adjustments to pre-existing warranties. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring charges
In 2014, we incurred restructuring charges of $42 million compared to $25 million in 2013. The charges in 2014 were primarily related to our Indianapolis, Indiana foundry facility and Waukesha, Wisconsin foundry operations, as well as a reduction-in-force in the U.S. Additionally, in the third quarter of 2014, the Company recognized charges of $14 million related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. The ruling was upheld in a July 2015 decision issued by the Divisional Court of Ontario. The Company is appealing that decision to the Court of Appeal for Ontario. The charges in 2013 were primarily related to the actions we took in the fourth quarter of 2013 that included an enterprise-wide reduction-in-force. For more information, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.
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
In addition, in 2014, the Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit.
In 2013, we recorded asset impairment charges of $97 million. In 2013, the Truck segment recognized: (i) a $77 million charge related to the impairment of goodwill in our North America truck reporting unit and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

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
Engineering and product development costs
The Engineering and product development costs decrease of $75 million is primarily due to project rationalization of certain engineering programs and other savings from our cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our proprietary 13L engine.
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
The change in our average outstanding debt balance was primarily the result of: (i) the issuance of additional 8.25% Senior Notes due 2021 ("the Senior Notes"), in March 2013, (ii) the private sale of the 2018 Convertible Notes, in October 2013, and (iii) the private sale of the 2019 Convertible Notes in April 2014. These were partially offset by: (i) the April 2013 principal payment of $300 million against our Amended Term Loan Credit Facility in conjunction with the repricing of that facility that lowered the interest rate, (ii) the repurchase of a portion of our 2014 Convertible Notes in April 2014 and (iii) the repayment of the remainder of our 2014 Convertible Notes in October 2014.
Other income, net
In 2014, other income decreased by $53 million compared to 2013. The decrease was primarily due to gains recognized in 2013 of: (i) $35 million related to our legal settlement with Deloitte and Touche LLP, (ii) $26 million related to the sale of the Company's interests in the Mahindra Joint Ventures, and (iii) $16 million related to the sale of Bison Coach, partially offset by gains recognized in 2014 due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and gains on asset sales. For more information concerning the sale of the Mahindra Joint Ventures and Bison Coach, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
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
Segment Results of Continuing Operations for 2014 as Compared to 2013
Truck Segment

(in millions, except % change)	2014	2013	Change	% Change
Truck segment sales, net	$7,473	$7,291	$182	2%
Truck segment loss	(380)	(883)	503	(57)%
Segment sales
The Truck segment net sales increase of $182 million, or 2%, was primarily due to improved Core truck volumes and the impact of certain out-of-period adjustments recorded in the second quarter of 2013. This increase was partially offset by lower military sales, reflecting lower demand for our military products and services. Truck chargeouts from our Core market were up 12%, reflecting a 23% increase of Class 8 heavy trucks, a 14% increase in school buses, and a 9% increase in Class 6 and 7 medium trucks, partially offset by an 11% decrease in Class 8 severe service trucks.
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
Segment loss
The Truck segment reduced its segment loss by $503 million, primarily driven by lower charges for adjustments to pre-existing warranties. The Truck segment recorded charges for adjustments related to pre-existing warranties of $51 million in 2014 compared to charges of $403 million in 2013. In addition, gross margin in 2014 was impacted by the continued shift to a greater mix of units that incorporate SCR after-treatment systems.
In 2014, SG&A expenses and Engineering and product development costs continued to decline. SG&A expenses decreased in 2014 by $74 million, reflecting the impact of our cost-reduction initiatives. Engineering and product development costs decreased in 2014 by $61 million, primarily due to project rationalization of certain engineering programs and other savings from cost-reduction initiatives, as well as a shift in spending from projects to integrate the SCR after-treatment systems with certain engine models to projects related to cost reduction and the rationalization of content in our proprietary 13L engine.
In 2014, the segment recorded charges of $2 million for non-conformance penalties ("NCPs"), primarily for certain pre-engine model year 2014 13L engine sales, compared to $36 million in 2013.
In addition, in 2014, the segment recorded certain other charges. The segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. In 2013, the segment incurred asset impairment charges of $96 million, consisting of: (i) $77 million of charges related to the impairment of goodwill of our North America truck reporting units, and (ii) $19 million of other asset impairment charges, which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations. Additionally, in 2013, the Truck segment recognized charges of $39 million for accelerated depreciation of certain assets, primarily related to the planned closure of our Garland, Texas truck manufacturing operations (the "Garland Facility"). For more information on the impairment of goodwill, see Note 8, Goodwill and Other Intangible Assets, Net, and for more information on the other asset impairment charges, see Note 3, Restructurings and Impairments, to the accompanying consolidated financial statements.

Parts Segment

				% Change
(in millions, except % change)	2014	2013	Change
Parts segment sales, net	$2,551	$2,510	$41	2%
Parts segment profit	528	463	65	14%
Segment sales
The Parts segment net sales increase of $41 million, or 2%, was driven by improvements in our commercial markets, partially offset by a decline in BDP sales. The segment achieved record North America commercial parts channel sales during the year, with sales increasing by $81 million, or 5%, from 2013.
Segment profit
The increase in the Parts segment profit of $65 million was primarily due to margin improvements in our commercial markets and lower intercompany "access fees" due to cost-reduction initiatives in the Truck segment. Access fees consist of certain engineering and product development costs, depreciation expense, and SG&A.
Global Operations Segment

				% Change
(in millions, except % change)	2014	2013	Change
Global Operations segment sales, net	$940	$1,197	$(257)	(21)%
Global Operations segment loss	(274)	(12)	(262)	N.M.
Segment sales
The Global Operations segment net sales decrease of $257 million, or 21%, was driven by a decrease of $297 million in our South America engine operations. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 22% in 2014. Our South American engine operations were also impacted by the devaluation of the Brazilian Real relative to the U.S. Dollar of 9% in 2014, compared to the prior year. The decrease in 2014 was partially offset by a $40 million increase in revenue from our Brazil truck operations.
Segment loss
The Global Operations segment loss increased by $262 million, primarily the result of $149 million of non-cash charges in the second quarter of 2014 for the impairment of the goodwill of our Brazilian engine reporting unit and the related trademark. As the economic downturn in Brazil caused declines in actual and forecasted results, we tested the goodwill of our Brazilian engine reporting unit and trademark for potential impairment during the second quarter of 2014. As a result, we determined that the entire $142 million balance of goodwill and $7 million attributed to a trademark were impaired. For more information, see Note 8, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements.
In addition, the comparative segment loss increased by $26 million in 2014 as the result of a gain recognized in 2013 related to the sale of the Company's interest in the Mahindra Joint Ventures to Mahindra in February 2013. For more information, see Note 2, Discontinued Operations and Other Divestitures, to the accompanying consolidated financial statements.
In 2014, the remaining increase in segment loss of $87 million was primarily due to the decreased results in our South American engine operations reflecting lower volumes and a $29 million charge, primarily related to inventory, related to our efforts to right-size the truck business due to the current economic conditions in Brazil. This increase was partially offset by lower structural costs of $22 million, primarily due to cost-reduction initiatives and project rationalization of certain engineering programs.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries, for our Core truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk"):

				2015 vs 2014		2014 vs 2013
(in units)	2015	2014	2013	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	29,600	28,200	26,600	1,400	5%	1,600	6%
Class 6 and 7 medium trucks	80,000	71,000	64,000	9,000	13%	7,000	11%
Class 8 heavy trucks	218,200	186,700	162,700	31,500	17%	24,000	15%
Class 8 severe service trucks(B)	60,800	56,200	48,000	4,600	8%	8,200	17%
Total Core markets	388,600	342,100	301,300	46,500	14%	40,800	14%
Combined class 8 trucks	279,000	242,900	210,700	36,100	15%	32,200	15%
Navistar Core retail deliveries	62,600	59,800	55,500	2,800	5%	4,300	8%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	2015	2014	2013
Core Markets (U.S. and Canada)
School buses(A)	38%	35%	37%
Class 6 and 7 medium trucks	23%	21%	24%
Class 8 heavy trucks	11%	14%	12%
Class 8 severe service trucks(B)	15%	16%	22%
Total Core Markets	16%	17%	18%
Combined class 8 trucks	12%	14%	15%
_______________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

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

				2015 vs 2014		2014 vs 2013
(in units)	2015	2014	2013	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,400	10,300	10,200	1,100	11%	100	1%
Class 6 and 7 medium trucks	16,700	18,300	15,300	(1,600)	(9)%	3,000	20%
Class 8 heavy trucks	26,700	28,900	24,500	(2,200)	(8)%	4,400	18%
Class 8 severe service trucks(B)	9,100	9,300	9,000	(200)	(2)%	300	3%
Total Core Markets	63,900	66,800	59,000	(2,900)	(4)%	7,800	13%
Combined class 8 trucks	35,800	38,200	33,500	(2,400)	(6)%	4,700	14%
_______________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

				2015 vs 2014		2014 vs 2013
(in units)	2015	2014	2013	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	1,400	2,400	3,000	(1,000)	(42)%	(600)	(20)%
Class 6 and 7 medium trucks	4,800	7,100	4,800	(2,300)	(32)%	2,300	48%
Class 8 heavy trucks	13,900	12,100	9,600	1,800	15%	2,500	26%
Class 8 severe service trucks(B)	2,100	2,300	1,800	(200)	(9)%	500	28%
Total Core Markets	22,200	23,900	19,200	(1,700)	(7)%	4,700	24%
Combined class 8 trucks	16,000	14,400	11,400	1,600	11%	3,000	26%
_______________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

				2015 vs 2014		2014 vs 2013
(in units)	2015	2014	2013	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,900	10,800	9,500	1,100	10%	1,300	14%
Class 6 and 7 medium trucks	18,800	16,000	14,700	2,800	18%	1,300	9%
Class 8 heavy trucks	25,000	26,000	21,100	(1,000)	(4)%	4,900	23%
Class 8 severe service trucks(B)	9,300	8,700	9,800	600	7%	(1,100)	(11)%
Total Core Markets	65,000	61,500	55,100	3,500	6%	6,400	12%
Non "Core" military	100	100	800	—	—%	(700)	(88)%
Other markets(C)	19,400	28,400	28,500	(9,000)	(32)%	(100)	—%
Total worldwide units(D)	84,500	90,000	84,400	(5,500)	(6)%	5,600	7%
Combined class 8 trucks	34,300	34,700	30,900	(400)	(1)%	3,800	12%
_____________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement.

(C)	Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 6,000 units, 11,000 units, and 9,900 units during 2015, 2014, and 2013, respectively.

(D)
Excludes chargeouts related to: (i) RV towables of 2,200 units during 2013, and (ii) units related to Monaco and WCC as a result of being classified as discontinued operations of 400 units during 2013. There were no units related to RV towables, Monaco and WCC in 2014 and 2015.

Engine Shipments

				2015 vs 2014		2014 vs 2013
(in units)	2015	2014	2013	Change	% Change	Change	% Change
OEM sales-South America(A)	53,800	89,100	116,200	(35,300)	(40)%	(27,100)	(23)%
Intercompany sales	31,600	37,900	59,900	(6,300)	(17)%	(22,000)	(37)%
Other OEM sales	9,200	11,700	9,300	(2,500)	(21)%	2,400	26%
Total sales	94,600	138,700	185,400	(44,100)	(32)%	(46,700)	(25)%
_____________________________

(A)	Includes shipments related to Ford of 1,600 units during 2013. There were no shipments related to Ford in 2014 and 2015.

Liquidity and Capital Resources

	As of October 31,
(in millions)	2015	2014	2013
Consolidated cash and cash equivalents	$912	$497	$755
Consolidated marketable securities	159	605	830
Consolidated cash, cash equivalents and marketable securities	$1,071	$1,102	$1,585
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
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In July 2014, our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility") was amended to remove used truck inventory from the borrowing base. Additionally, the calculation of availability was revised to include cash collateral posted to support outstanding designated letters of credit, subject to a $40 million cap, and the cash management provisions were amended to reflect intercreditor arrangements with respect to a financing with NFC secured by a first priority lien on used truck inventory (and certain related assets) (the "Intercompany Used Truck Loan"). On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to (i) permit the incurrence of up to $352.5 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing basket from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility (as discussed below), the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendments had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. The availability under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2015, we did not have availability to borrow under the Amended and Restated Asset-Based Credit Facility; however, this facility does allow us to incur debt under certain of our other debt arrangements. During 2014, NFC made secured intercompany loans to our Manufacturing operations under the Intercompany Used Truck Loan of $181 million. During 2015, we decreased our borrowings under the Intercompany Used Truck Loan by $63 million to $118 million and also received $125 million in dividends from NFC. $80 million of the dividends paid by NFC were funded by the partial repayment of an intercompany loan to NFC and were therefore cash neutral to NFC and NIC.
In August 2015, the Amended Term Loan Credit Facility was refinanced with a new Senior Secured Term Loan Credit Facility (“Senior Secured Term Loan Credit Facility”), for $1.04 billion. Under the Senior Secured Term Loan Credit Facility, (i) the maturity date was extended to August 7, 2020, (ii) interest rate margins were increased to 5.50% for Eurodollar rate loans and 4.50% for base rate loans, (iii) the Eurodollar rate “floor” was reduced to 1.00%, (iv) the permitted receivables financing basket was increased from $25 million to $50 million, (v) certain prepayments of the Senior Secured Term Loan Credit Facility made prior to August 7, 2017 will be made subject to a call premium of 1.00%, (vi) certain definitional provisions, including those related to asset dispositions were modified, and (vii) quarterly principal amortization payments of 0.25% of the aggregate principal amount are required, with the balance due at maturity. As a consequence of the Senior Secured Term Loan Credit Facility refinancing, the maturity date of the Amended and Restated Asset-Based Credit Facility was extended from May 18, 2017 to May 18, 2018.
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
Consolidated cash, cash equivalents and marketable securities was $1.07 billion at October 31, 2015, which includes $7 million of cash and cash equivalents attributable to BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Year Ended October 31, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$35	$11	$46
Net cash provided by (used in) investing activities	346	(30)	316
Net cash provided by (used in) financing activities	126	(28)	98
Effect of exchange rate changes on cash and cash equivalents	(70)	25	(45)
Increase (decrease) in cash and cash equivalents	437	(22)	415
Cash and cash equivalents at beginning of the year	440	57	497
Cash and cash equivalents at end of the year	$877	$35	$912

	Year Ended October 31, 2014
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(138)	$(198)	$(336)
Net cash provided by (used in) investing activities	112	(187)	(75)
Net cash provided by (used in) financing activities	(240)	419	179
Effect of exchange rate changes on cash and cash equivalents	(21)	(5)	(26)
Increase (decrease) in cash and cash equivalents	(287)	29	(258)
Cash and cash equivalents at beginning of the year	727	28	755
Cash and cash equivalents at end of the year	$440	$57	$497

	Year Ended October 31, 2013
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(238)	$338	$100
Net cash used in investing activities	(753)	(57)	(810)
Net cash provided by (used in) financing activities	677	(284)	393
Effect of exchange rate changes on cash and cash equivalents	(18)	3	(15)
Decrease in cash and cash equivalents	(332)	—	(332)
Cash and cash equivalents at beginning of the year	1,059	28	1,087
Cash and cash equivalents at end of the year	$727	$28	$755
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $35 million in 2015 compared to cash used in operating activities of $138 million and $238 million in 2014 and 2013, respectively. The improvement in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to a lower net loss, dividends received from NFC, net reductions of accounts receivable, a decrease in inventories and an increase in other current liabilities, partially offset by higher accounts payable payments, changes in other current assets, changes in other noncurrent liabilities and changes from intercompany transactions with our Financial Services operations. The improvement in cash flow from operating activities in 2014 compared to 2013 was primarily attributable to a lower net loss, lower accounts payable payments, changes in other current and noncurrent assets and higher inflows from intercompany transactions with our Financial Services operations partially offset by increases in inventory, including increases in our used truck inventory and changes in other current and noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $180 million, $203 million, and $182 million in 2015, 2014, and 2013, respectively.
The Company paid $204 million, $244 million, and $252 million for 2015, 2014, and 2013, respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $346 million and $112 million in 2015 and 2014, respectively, compared to cash used in investing activities of $753 million in 2013. The net increase in cash flow from investing activities in 2015 compared to 2014 was primarily attributable to lower purchases of equipment leased to others and lower purchases of marketable securities, partially offset by higher capital expenditures, lower proceeds from the sale of property and equipment, and lower sales and less maturities of marketable securities. The net increase in cash flow from investing activities in 2014 compared to 2013 was primarily attributable to higher sales and maturities of marketable securities, lower capital expenditures and lower purchases of equipment leased to others partially offset by higher purchases of marketable securities and lower proceeds from sales of non-consolidated affiliates.
During 2015, sales of marketable securities totaled $1.2 billion and maturities of marketable securities totaled $86 million, compared with $1.6 billion of sales and $461 million of maturities of marketable securities and $1.2 billion of sales and $198 million of maturities of marketable securities during 2014 and 2013, respectively.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $126 million in 2015 compared to cash used in financing activities of $240 million in 2014 and cash provided by financing activities of $677 million in 2013. The net change in cash flow from financing activities in 2015 was primarily attributable to net proceeds from the refinancing and increase of long-term debt, lower principal payments under capital lease obligations and lower dividends paid to non-controlling interests partially offset by lower proceeds from finance lease obligations and a partial repayment of an intercompany loan due to our Financial Services operations and lower proceeds from the exercise of employee stock options. The net decrease in cash flow from financing activities in 2014 compared to 2013 was primarily attributable to lower proceeds from finance lease obligations, higher principal payments on long-term debt, lower proceeds from the issuance of long-term debt and no borrowings under the Intercompany Loan from our Financial Services operations partially offset by lower principal payments under capital lease obligations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $11 million in 2015 compared to cash used in operating activities of $198 million in 2014, and cash provided by operating activities of $338 million in 2013. The increase in cash provided by operating activities in 2015 was primarily due to the partial repayments received from the Manufacturing operations for the Intercompany Used Truck Loan and the Intercompany Loan, and a slight decline in the level of finance receivables funded, partially offset by the increase in dividends paid to the Manufacturing operations. The net decrease in cash flow from operating activities in 2014 compared to 2013 was primarily due to the decline in liquidations of U.S. retail notes receivable and an increase in the level of accounts receivable purchased from the Manufacturing operations.

Cash paid for interest, net of amounts capitalized, was $59 million in 2015, and $55 million in both 2014 and 2013. The increase in 2015 compared to 2014 was due to the higher average borrowing levels needed to fund the increase in average finance receivables. The decrease in the average retail finance receivables funding level in 2014 compared to 2013 was offset by the average funding level of intercompany loans to the Manufacturing operations. Average interest rates declined slightly for 2015 and remained constant in 2014 compared to 2013.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $30 million, $187 million, and $57 million in 2015, 2014, and 2013, respectively. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2015, 2014, and 2013, along with purchases and investments of equipment leased to others. In 2015, the investment in restricted cash accumulated for the payoff of maturing wholesale investor notes and the retail securitization was eliminated. In addition, purchases of equipment leased to others declined. In 2014, restricted cash was invested to secure new borrowings relating to our Mexican financial services operation and our retail accounts funding facility, as well as the accumulation of principal for the repayment of wholesale investor notes maturing in January 2015.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $28 million in 2015, compared to cash provided by financing activities of $419 million in 2014 and cash used in financing activities of $284 million in 2013. The increase in cash used for 2015 was primarily due to the repayment of debt using proceeds from the intercompany loan repayments from the Manufacturing operations, and a slight decline in the funding requirements for finance receivables, compared to an increase in debt to fund the Intercompany Used Truck Loan in 2014. The increase in cash used in 2015 was partially offset by an increase in debt proceeds used to fund the increase in dividends paid to the Manufacturing operations. The increase in 2014 compared to 2013 was due to new funding requirements exceeding periodic payments on our funding facilities during 2014 as overall finance receivables levels increased. Also, there were new funding requirements for the secured intercompany loan to the Manufacturing operations in 2014.
Debt
See Note 10, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Funding of Financial Services
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2015, our funding consisted of asset-backed securitization debt of $870 million, bank borrowings and revolving credit facilities of $1.1 billion, commercial paper of $86 million, and borrowings of $81 million secured by operating and finance leases.
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

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2015:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$875	Eligible wholesale notes(B)	$745	2016-2017
NFC	Credit agreement(A)	747	Finance receivables and general corporate purposes	628	2017
NFM	Bank lines	478	Finance receivables and general corporate purposes	435	2016-2020
TRAC	Revolving retail accounts	100	Eligible retail accounts	26	2016
______________________

(A)	NFM can borrow up to $200 million, if not used by NFC.

(B)	Includes $10 million of intercompany notes.
As of October 31, 2015, the aggregate amount available to fund finance receivables under the above facilities was $366 million.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense, capital contributions from Navistar, Inc., and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense, capital contributions from Navistar, Inc., and income taxes is less than 125% of its interest expense, Navistar, Inc. must make a capital contribution to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2015, 2014, and 2013.
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
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain annual capital expenditures of approximately $125 million, exclusive of capital expenditures for equipment leased to others. See Note 10, Debt, to the accompanying consolidated financial statements.

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
EBITDA reconciliation:

(in millions)	2015	2014	2013
Loss from continuing operations attributable to NIC, net of tax	$(187)	$(622)	$(857)
Plus:
Depreciation and amortization expense	281	332	417
Manufacturing interest expense(A)	233	243	251
Less:
Income tax benefit (expense)	(51)	(26)	171
EBITDA	$378	$(21)	$(360)
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

(in millions)	2015	2014	2013
Interest expense	$307	$314	$321
Less: Financial services interest expense	74	71	70
Manufacturing interest expense	$233	$243	$251

Adjusted EBITDA Reconciliation:

(in millions)	2015	2014	2013
EBITDA (reconciled above)	$378	$(21)	$(360)
Less significant items of:
Brazil impairment charges(A)	10	149	—
Adjustments to pre-existing warranties(B)	4	55	404
Brazil truck business actions(C)	6	29	—
North America asset impairment charges(D)	20	24	97
Mahindra Joint Venture divestiture(E)	—	—	(26)
Legal settlement(F)	—	—	(35)
Restructuring of North American manufacturing operations(G)	—	41	—
Cost reduction and other strategic initiatives(H)	72	17	9
Debt refinancing charges(I)	14	12	13
Gain on settlement(J)	(10)	—	—
Total adjustments	116	327	462

Adjusted EBITDA	$494	$306	$102
_____________________

(A)
In the fourth quarter of 2015, the Company recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Brazil truck asset group. In the third quarter of 2015, we determined that $3 million of trademark asset carrying value was impaired. In the second quarter of 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit, including the entire $142 million balance of goodwill and $7 million of trademark.

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

(C)
In the second quarter of 2015 our Global Operations segment recorded $6 million in inventory charges to right size the Brazil Truck business. In the fourth quarter of 2014, the Global Operations segment recorded approximately $29 million in charges, primarily related to inventory, to right size the Brazil Truck business.

(D)
During the third and fourth quarters of 2015, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million and $4 million, respectively. In the first quarter of 2015, the Truck segment recorded $7 million of asset impairment charges relating to certain operating leases. In 2014, the Truck segment recorded impairment charges related to certain amortizing intangible assets and long-lived assets which were determined to be fully impaired. In the first quarter of 2014, the Truck segment recognized asset impairment charges of $18 million. In 2013, the Truck segment recognized asset impairment charges consisting of $77 million related to the impairment of the Truck segment's entire goodwill balance, which was recorded in the fourth quarter of 2013, and $19 million which were primarily the result of our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit, which led to the discontinuation of certain engineering programs related to products that were determined to be outside of our core operations or not performing to our expectations.

(E)	In the second quarter of 2013, the Company sold its stake in the Mahindra Joint Ventures to Mahindra and the Global Operations segment recognized a gain of $26 million.

(F)	In the first quarter of 2013, as a result of the legal settlement with Deloitte and Touche LLP, the Company recognized a gain and received cash proceeds of $35 million.

(G)
In the fourth quarter of 2014 the Truck segment recorded $27 million of charges related to our anticipated exit from our Indianapolis, Indiana foundry facility and certain assets in our Waukesha, Wisconsin foundry operations. The charges included $13 million of restructuring charges, $7 million of fixed asset impairment charges and $7 million of charges for inventory reserves. In the third quarter of 2014, the Truck segment recorded $14 million of charges related to the 2011 closure of its Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario Canada.

(H)
In 2015, we had $72 million of cost reduction and other strategic initiatives primarily consisting of restructuring charges in the third and fourth quarters. In the fourth quarter of 2015, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP, which resulted in $37 million of restructuring charges. In addition, we incurred restructuring charges of $10 million related to cost reduction actions, including a reduction-in-force in Brazil. In the third quarter of 2015, we incurred restructuring charges of $13 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil. In 2014, the Company recorded restructuring charges related to cost reduction actions that included a reduction-in-force in the U.S and Brazil. In 2013, the Company leveraged efficiencies identified through redesigning our organizational structure and implemented new cost-reduction initiatives, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $25 million in the year ended October 31, 2013. These charges were partially offset by a gain of $16 million recognized in the Truck segment in the first quarter of 2013, as a result of the divestiture of Bison.

(I)
In the fourth quarter of 2015, we recorded $14 million of third party fees and unamortized debt issuance costs associated with the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility. In the second quarter of 2014, we recorded $12 million of unamortized debt issuance costs and other charges associated with the repurchase of our 2014 Convertible Notes. In the second quarter of 2013, we recorded $13 million of unamortized debt issuance costs and other charges associated with the sale of additional Senior Notes and the refinancing of the Term loan.

(J)
In the second quarter of 2015, the Global Operations segment recognized a $10 million net gain related to a settlement of a customer dispute. The $10 million net gain for the settlement included restructuring charges of $4 million.

Pension and Other Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act of 2006 (the "PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014 ("HATFA"), including extension of pension funding interest rate relief, was signed into law. The Bi-Partisan Budget Act of 2015 was signed into law in November of 2015 and provided for further extension of interest rate relief. These legislative measures will reduce our funding requirements over the next five years.
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time.
We contributed $113 million and $164 million in 2015 and 2014, respectively, to our U.S. and Canadian post-retirement pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2016 we expect to contribute approximately $100 million to meet the minimum required contributions for all plans. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2017 through 2019, the Company will be required to contribute $100 million to $200 million per year to the Plans, depending on asset performance and discount rates.
Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with the 1993 Settlement Agreement between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $2 million in both 2015 and 2014. We expect to contribute $2 million to our other post-employment benefit plans during 2016.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2015.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis increased $143 million during 2015. The increase was primarily due to new mortality rate assumptions offset by the impact of an increase in the discount rate used to determine the present value of the projected benefit obligation. Our actual return on assets during 2015 was approximately 1.1% for the U.S. pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 4.0% at October 31, 2015, compared to 3.7% at October 31, 2014.
In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge provided protection against large equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge was designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge positions were restructured in March 2013 and May 2014. On February 17, 2015, all hedging strategies discussed above either matured or were unwound.  There are currently no derivative overlay positions in the employee benefit plans.
The under-funded status of our health and life insurance benefits decreased by $24 million. This was primarily driven by lower expected medical costs and an increase in the discount rate used to determine the present value of the projected obligation, partially offset by new mortality rate assumptions.

We continue to seek opportunities to control our pension and other postretirement benefits expenses.
For more information, see Note 11, Postretirement Benefits, to the accompanying consolidated financial statements.
Off-Balance Sheet Arrangements
We enter into various arrangements not recognized in our Consolidated Balance Sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees and sales of receivables. None of our sales of receivables qualify for off-balance sheet treatment. The following discussions address each of these items:
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
Sales of Receivables
Our Financial Services segment typically sells, for legal purposes, certain finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we generally transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity, generally a trust, in exchange for cash from the sale of asset-backed securities to investors. None of our securitization transactions qualify for off-balance sheet treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded on the sale.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2015:

	Payments Due by Year Ending October 31,
(in millions)	Total	2016	2017-2018	2019-2020	2021+
Type of contractual obligation:
Long-term debt obligations	$5,330	$1,103	$1,348	$1,455	$1,424
Interest on long-term debt(A)	1,512	265	436	370	441
Financing arrangements and capital lease obligations(B)	59	10	20	18	11
Operating lease obligations(C)	242	56	82	59	45
Purchase obligations(D)	108	59	30	19	—
Total	$7,251	$1,493	$1,916	$1,921	$1,921
_____________________

(A)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2015 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

(B)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $10 million of interest obligations. For more information, see Note 7, Property and Equipment, Net, to the accompanying consolidated financial statements.

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
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $41 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 12, Income Taxes, to the accompanying consolidated financial statements.

In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. As such, we expect to contribute approximately $100 million in 2016 to meet the minimum required contributions for all Plans. We currently expect that from 2017 through 2019, the Company will be required to contribute $100 million to $200 million per year to the Plans, depending on asset performance and discount rates in the next several years. For additional information, see Note 11, Postretirement Benefits, to the accompanying consolidated financial statements.
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
As of October 31, 2015 and 2014, we had deferred tax asset valuation allowances of $3.3 billion and $3.2 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $1 million and an income tax benefit of $4 million for the years ended October 31, 2015 and 2014, respectively, and income tax expense of $6 million for the year ended October 31, 2013.
As of October 31, 2015 and 2014, the amount of liability for uncertain tax positions was $41 million and $47 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the guidance.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company is complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of the Company's vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA issued a proposed rule on July 13, 2015 with the next phase of federal GHG emission and fuel economy regulations. This proposed rule contains more stringent emissions levels for engines and vehicles, adds regulation of trailers and is anticipated to take effect in model year 2021 and to be implemented in three stages culminating in model year 2027. The proposed rule is currently under discussion among the relevant agencies, manufacturers, including the Company, and other stakeholders. The Company filed comments on October 1, 2015. The final rule is not expected until calendar year 2016. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard ("NAAQS") for ozone to 70 parts per billion ("ppb"). This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.
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

•
The discount rates are obtained by matching the anticipated future benefit payments for the plans to a high quality corporate bond yield curve to establish a weighted average discount rate for each plan.

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

•
Mortality rates are developed from actual and projected plan experience for the U.S. postretirement benefit plans. The Company’s actuaries conduct an experience study every five years as part of the process to select a best estimate of mortality. The Company considers both standard mortality tables and improvement factors as well as the plans’ actual experience when selecting a best estimate. During 2015, the Company conducted a new experience study as scheduled and as a result, updated our mortality assumptions at year-end. The pension plan and other postretirement benefits liabilities increased by approximately $280 million and $180 million, respectively, due to this change.

•	The rate of compensation increase reflects our long-term actual experience and our projected future increases.
The sensitivities stated below are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

	October 31, 2015		2016 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(354)	$(191)	$3	$(1)
Decrease of 1.0%	419	229	(5)	(1)
Expected return on assets:
Increase of 1.0%	NA	NA	(23)	(3)
Decrease of 1.0%	NA	NA	23	3
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans.
In 2016, we will change the approach utilized to estimate service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will elect to use a spot rate approach for our major plans in the estimation of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation. We expect this change to result in a reduction of service cost of $1 million and a reduction in interest cost of $52 million compared to the prior approach. Total postretirement benefit expense for 2016 is expected to be comparable to 2015 after implementing this change in estimate.

Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based on actual loss experience and customer payment history, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten percent to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2015, would increase from $26 million to $28 million or decrease to $25 million.
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
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2015 and 2014 aggregating $3.3 billion and $3.2 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. At October 31, 2015, $63 million of our valuation allowances relate to net operating losses for which subsequently recognized tax benefits will be allocated to Additional paid-in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the guidance.
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
The reserve for product liability was $45 million as of October 31, 2015 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $5 million.
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
As of October 31, 2015, we have accrued $24 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2015, we recognized charges for adjustments to pre-existing warranties of $1 million compared to $55 million and $404 million in 2014 and 2013, respectively.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2015 warranty expense was $6 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $13 million and $88 million in 2014 and 2013, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on extended warranty contracts when the expected costs under the contracts exceed related unearned revenue. The amounts recognized in 2015 and 2014 on extended warranty contracts were not material to the Company's Consolidated Statements of Operations. In 2013 by comparison, we recognized total charges on extended warranty contracts of $161 million, which includes charges of $127 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Recently Adopted Accounting Standards
In the year ended October 31, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date is November 1, 2018. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.

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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At both October 31, 2015 and 2014, the net fair value of our liabilities with exposure to interest rate risk was $5 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2015 and 2014, the fair value of these liabilities would increase by $140 million and $115 million, respectively. At both October 31, 2015 and 2014, the net fair value of our assets with exposure to interest rate risk was $2 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2015 and 2014, the fair value of these assets would decrease by $2 million and $7 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2015 and 2014, we purchased approximately $412 million and $462 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred an additional $41 million and $46 million in 2015 and 2014, respectively, of costs. Commodity price risk associated with our derivative position at October 31, 2015 and 2014 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2015 and 2014, the net fair value of our liabilities with exposure to foreign currency risk was $446 million and $474 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $45 million and $47 million at October 31, 2015 and 2014, respectively. At October 31, 2015 and 2014, the net fair value of our assets with exposure to foreign currency risk was $351 million and $381 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $35 million and $38 million at October 31, 2015 and 2014, respectively.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Navistar International Corporation:
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2015 and 2014, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders Deficit, and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navistar International Corporation’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 17, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
December 17, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Navistar International Corporation:
We have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Navistar International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of controls designed to validate the proper classification of warranty claims data, including type of warranty coverage and product/component, which is used to determine the warranty accrual and expense, has been identified and included in management’s assessment We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Navistar International Corporation and subsidiaries as of October 31, 2015 and 2014, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Deficit, and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated December 17, 2015, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Navistar International Corporation has not maintained effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Chicago, Illinois
December 17, 2015

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2015	2014	2013
Sales and revenues
Sales of manufactured products, net	$9,995	$10,653	$10,617
Finance revenues	145	153	158
Sales and revenues, net	10,140	10,806	10,775
Costs and expenses
Costs of products sold	8,670	9,534	9,761
Restructuring charges	76	42	25
Asset impairment charges	30	183	97
Selling, general and administrative expenses	908	979	1,215
Engineering and product development costs	288	331	406
Interest expense	307	314	321
Other income, net	(30)	(12)	(65)
Total costs and expenses	10,249	11,371	11,760
Equity in income of non-consolidated affiliates	6	9	11
Loss from continuing operations before income taxes	(103)	(556)	(974)
Income tax benefit (expense)	(51)	(26)	171
Loss from continuing operations	(154)	(582)	(803)
Income (loss) from discontinued operations, net of tax	3	3	(41)
Net loss	(151)	(579)	(844)
Less: Net income attributable to non-controlling interests	33	40	54
Net loss attributable to Navistar International Corporation	$(184)	$(619)	$(898)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(187)	$(622)	$(857)
Income (loss) from discontinued operations, net of tax	3	3	(41)
Net loss	$(184)	$(619)	$(898)

Earnings (loss) per share:
Basic:
Continuing operations	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.04	0.04	(0.51)
	$(2.25)	$(7.60)	$(11.17)

Diluted:
Continuing operations	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.04	0.04	(0.51)
	$(2.25)	$(7.60)	$(11.17)

Weighted average shares outstanding:
Basic	81.6	81.4	80.4
Diluted	81.6	81.4	80.4

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

(in millions)	For the Years Ended October 31,
	2015	2014	2013
Net loss attributable to Navistar International Corporation	$(184)	$(619)	$(898)
Other comprehensive income (loss):
Foreign currency translation adjustment	(160)	(52)	(51)
Unrealized gain on marketable securities	—	1	—
Defined benefit plans (net of tax of $(5), $(2), and $(233), respectively)	(178)	(388)	552
Total other comprehensive income (loss)	(338)	(439)	501
Total comprehensive loss attributable to Navistar International Corporation	$(522)	$(1,058)	$(397)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$912	$497
Restricted cash and cash equivalents	—	40
Marketable securities	159	605
Trade and other receivables, net	429	553
Finance receivables, net	1,779	1,758
Inventories	1,135	1,319
Deferred taxes, net	36	55
Other current assets	172	186
Total current assets	4,622	5,013
Restricted cash	121	131
Trade and other receivables, net	13	25
Finance receivables, net	216	280
Investments in non-consolidated affiliates	66	73
Property and equipment, net	1,345	1,562
Goodwill	38	38
Intangible assets, net	57	90
Deferred taxes, net	128	145
Other noncurrent assets	86	86
Total assets	$6,692	$7,443
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,110	$1,295
Accounts payable	1,301	1,564
Other current liabilities	1,377	1,372
Total current liabilities	3,788	4,231
Long-term debt	4,188	3,929
Postretirement benefits liabilities	2,995	2,862
Deferred taxes, net	14	14
Other noncurrent liabilities	867	1,025
Total liabilities	11,852	12,061
Redeemable equity securities	—	2
Stockholders’ deficit
Series D convertible junior preference stock	2	3
Common stock (86.8 shares issued, and $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,499	2,500
Accumulated deficit	(4,866)	(4,682)
Accumulated other comprehensive loss	(2,601)	(2,263)
Common stock held in treasury, at cost (5.3 and 5.4 shares, respectively)	(210)	(221)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,167)	(4,654)
Stockholders’ equity attributable to non-controlling interests	7	34
Total stockholders’ deficit	(5,160)	(4,620)
Total liabilities and stockholders’ deficit	$6,692	$7,443

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2015	2014	2013
Cash flows from operating activities
Net loss	$(151)	$(579)	$(844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	205	227	282
Depreciation of equipment leased to others	76	105	135
Deferred taxes, including change in valuation allowance	(18)	(15)	(226)
Asset impairment charges	30	183	105
Gain on sales of investments and businesses, net	—	—	(29)
Amortization of debt issuance costs and discount	37	49	57
Stock-based compensation	10	16	24
Provision for doubtful accounts, net of recoveries	(9)	20	20
Equity in income of non-consolidated affiliates, net of dividends	6	3	2
Write-off of debt issuance cost and discount	4	1	6
Other non-cash operating activities	(35)	(41)	(70)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	103	55	68
Finance receivables	(58)	(33)	187
Inventories	131	(129)	264
Accounts payable	(208)	84	(121)
Other assets and liabilities	(77)	(282)	240
Net cash provided by (used in) operating activities	46	(336)	100
Cash flows from investing activities
Purchases of marketable securities	(887)	(1,812)	(1,779)
Sales of marketable securities	1,247	1,576	1,217
Maturities of marketable securities	86	461	198
Net change in restricted cash and cash equivalents	42	(80)	70
Capital expenditures	(115)	(88)	(167)
Purchases of equipment leased to others	(83)	(189)	(432)
Proceeds from sales of property and equipment	22	43	25
Investments in non-consolidated affiliates	1	—	(24)
Proceeds from sales of affiliates	7	14	82
Acquisition of intangibles	(4)	—	—
Net cash provided by (used in) investing activities	316	(75)	(810)
Cash flows from financing activities
Proceeds from issuance of securitized debt	549	82	529
Principal payments on securitized debt	(501)	(126)	(542)
Net change in secured revolving credit facilities	(22)	173	(231)
Proceeds from issuance of non-securitized debt	1,212	663	641
Principal payments on non-securitized debt	(990)	(862)	(475)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(106)	255	274
Principal payments under financing arrangements and capital lease obligations	(2)	(20)	(60)
Debt issuance costs	(25)	(15)	(20)
Proceeds from financed lease obligations	33	60	294
Issuance of common stock	—	—	14
Proceeds from exercise of stock options	1	19	12
Dividends paid by subsidiaries to non-controlling interest	(36)	(50)	(47)
Other financing activities	(15)	—	4
Net cash provided by financing activities	98	179	393
Effect of exchange rate changes on cash and cash equivalents	(45)	(26)	(15)
Increase (decrease) in cash and cash equivalents	415	(258)	(332)
Cash and cash equivalents at beginning of the year	497	755	1,087
Cash and cash equivalents at end of the year	$912	$497	$755

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2012	$3	$9	$2,440	$(3,165)	$(2,325)	$(272)	$45	$(3,265)
Net income (loss)	—	—	—	(898)	—	—	54	(844)
Total other comprehensive income	—	—	—	—	501	—	—	501
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	18	—	—	—	—	18
Stock ownership programs	—	—	(10)	—	—	21	—	11
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(47)	(47)
Issuance of common stock, net of issuance cost and fees	—	—	14	—	—	—	—	14
Deconsolidation of a non-controlling interest	—	—	—	—	—	—	(9)	(9)
Equity component of convertible debt instruments, net of tax expense of $-	—	—	14	—	—	—	—	14
Other	—	—	(1)	—	—	—	1	—
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)	—	—	—	(619)	—	—	40	(579)
Total other comprehensive income	—	—	—	—	(439)	—	—	(439)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	—	10
Stock ownership programs	—	—	(12)	—	—	30	—	18
Equity component of convertible debt instruments, net of tax expense of $16	—	—	27	—	—	—	—	27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3	—	—	(5)	—	—	—	—	(5)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(50)	(50)
Other	—	—	1	—	—	—	—	1
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(184)	—	—	33	(151)
Total other comprehensive income	—	—	—	—	(338)	—	—	(338)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	11	—	—	—	—	11
Stock ownership programs	—	—	(11)	—	—	11	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Series D convertible junior preference stock converted to common stock	(1)	—	1	—	—	—	—	—
Acquire remaining ownership interest from non-controlling interest holder	—	—	(4)	—	—	—	(23)	(27)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)

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
Our fiscal year ends on October 31. As such, all references to 2015, 2014, and 2013 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
2014 Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2014, are out-of-period adjustments, which represent corrections of prior-period errors. The correction of prior-period errors for the year ended October 31, 2014 was not material to the year ended October 31, 2014 and any of the prior periods. Included in the corrections were significant prior-period errors related to product warranties which resulted in a $36 million increase, primarily to the warranty liability and a corresponding increase primarily in Costs of products sold.
2013 Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2013 are out-of-period adjustments, which represent corrections of prior-period errors related to the accounting for certain sales transactions. We are subject to a loss sharing arrangement for certain credit losses. We determined that certain sales that were ultimately financed by GE Capital did not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property. As a result, the transactions should have been accounted for as borrowings, resulting in the proceeds from the transfer being recorded as an obligation and amortized to revenue over the term of the financing. In addition, the equipment financing should have been accounted for as operating leases with the equipment transferred from inventory to equipment leased to others and depreciated over the term of the financing.
Correcting the errors in the year ended October 31, 2013, which were not material to any of the prior periods, resulted in an $8 million increase to Net loss in our Consolidated Statements of Operations. The impact of the correction on our results for the year ended October 31, 2013 related to prior periods includes: (i) a $113 million net decrease to both Sales of manufactured products, net and Costs of products sold, which also included $37 million of additional depreciation expense, and (ii) an $8 million increase to Interest expense. In addition, in our Consolidated Statements of Cash Flows for the year ended October 31, 2013, we recognized Purchases of equipment leased to others of $184 million and Proceeds from financed lease obligations of $201 million related to periods prior to fiscal 2013. The impact of the corrections was not material to any of our Consolidated Balance Sheets.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

We are the primary beneficiary of our Blue Diamond Parts ("BDP") joint venture with Ford. As a result, our Consolidated Balance Sheets include assets of $50 million and $57 million and liabilities of $7 million and $5 million as of October 31, 2015 and October 31, 2014, respectively, including $7 million and $11 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
On May 29, 2015, we acquired Ford's remaining 25% ownership in our Blue Diamond Truck ("BDT") joint venture for $27 million. The acquisition of Ford's remaining ownership of the BDT joint venture did not have a material impact on our consolidated net loss for the year ended October 31, 2015. Prior to the acquisition of Ford's remaining ownership, we were the primary beneficiary of our BDT joint venture with Ford. As a result, our Consolidated Balance Sheets at October 31, 2014 include assets of $240 million and liabilities of $245 million, including $66 million of cash and cash equivalents, which were not readily available to satisfy claims against our general assets.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.1 billion at both October 31, 2015 and October 31, 2014, and liabilities of $844 million and $896 million as of October 31, 2015 and October 31, 2014, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $235 million and $156 million and corresponding liabilities of $107 million and $54 million as of October 31, 2015 and October 31, 2014, respectively, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of our union employees. As of October 31, 2015, approximately 5,600, or 72%, of our hourly workers and approximately 300, or 5%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Restricted cash is related to our securitized facilities, senior and subordinated floating rate asset-backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency ("EPA") requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities is restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.
Marketable Securities
Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss ("AOCL") in Stockholders' Deficit, net of taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current in our Consolidated Balance Sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other income, net.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our marketable securities are classified as Level 1 in the fair value hierarchy.
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2015, 2014, and 2013, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other income, net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We review residual values periodically to determine that recorded amounts are appropriate and the equipment is not impaired.
Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life or productive capacity of an asset and we capitalize interest on major construction and development projects while in progress.
Gains or losses on disposition of property and equipment are recognized in Other income, net.
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
The ranges for the amortization periods are generally as follows

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
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $26 million, $39 million, and $48 million for the years ended October 31, 2015, 2014, and 2013, respectively.
Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other income, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. In 2015, we recognized additional charges for adjustments to pre-existing warranties of $1 million. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Included in 2015 warranty expense was $6 million of charges related to field campaigns we initiated to address issues in products sold, as compared to $13 million and $88 million in 2014 and 2013, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

(in millions)	2015	2014	2013
Balance at beginning of period	$1,197	$1,349	$1,118
Costs accrued and revenues deferred	190	302	469
Divestitures	—	—	(3)
Currency translation adjustment	(9)	(4)	(2)
Adjustments to pre-existing warranties(A)(B)	1	55	404
Payments and revenues recognized	(385)	(505)	(637)
Balance at end of period	994	1,197	1,349
Less: Current portion	429	535	601
Noncurrent accrued product warranty and deferred warranty revenue	$565	$662	$748
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

In the first quarter of 2015, we recognized a benefit for adjustments to pre-existing warranties of $57 million or a benefit of $0.70 per diluted share. In the fourth quarter of 2015, we recognized a charge for adjustments to pre-existing warranties from continuing operations of $40 million or a charge of $0.49 per diluted share. The impact of income taxes on the 2015 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets. Adjustments to pre-existing warranties in 2015 includes a benefit of $3 million related to our Workhorse Custom Chassis ("WCC") operations, which are reported in Discontinued Operations in the Consolidated Statements of Operations.
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

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $401 million, $437 million, and $420 million at October 31, 2015, 2014, and 2013, respectively. Revenue recognized under our extended warranty programs was $154 million, $132 million, and $87 million for the years ended October 31, 2015, 2014, and 2013, respectively.
In 2015 and 2014, amounts recognized related to extended warranty contracts on our proprietary Big-Bore engines was not material to the Company's Consolidated Statements of Operations.
In 2013, we recognized net charges of $161 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes charges of $127 million related to pre-existing warranties.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of $17 million, $21 million, and $23 million in 2015, 2014, and 2013 respectively, which were recorded in Other income, net.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rules.
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
Recently Adopted Accounting Standards
In the year ended October 31, 2015, the Company has not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date is November 1, 2018. We are currently evaluating the impact and method of adoption of this ASU on our consolidated financial statements.

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
Discontinued Operations
In the third quarter of 2011, the Company committed to a restructuring plan of certain North American manufacturing operations, including the WCC and Monaco RV ("Monaco") recreational vehicles operations. In the second quarter of 2012, the Company decided to stop accepting new orders and idle the WCC operations. In the first quarter of 2013, the Company completed the idling of the WCC operations and in the second quarter of 2013, it divested WCC for an immaterial amount.
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
The following table summarizes the discontinued operations activity in the Company's Consolidated Statements of Operations:

(in millions)	2015	2014	2013
Sales and revenues, net	$—	$—	$73

Income (loss) from discontinued operations (net of tax of $- in 2015, 2014, and 2013)	$3	$3	$(41)
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
Bison Coach
In the fourth quarter of 2013, the Company sold the Bison Coach trailer manufacturing business ("Bison Coach") for $16 million in cash. As a result of the divestiture, the Truck segment recognized a gain of $16 million in 2013.
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
Dealer operations
We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. We did not acquire any dealerships in 2015, 2014, or 2013.

During the year ended October 31, 2014, we sold one of our Dealcors while in 2013, we sold two Dealcors. Also in 2013, we discontinued consolidating the financial statements of another Dealcor due to the settlement of a financial commitment. The gains or losses associated with the sales of these Dealcors were not material.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at October 31, 2015
Employee termination charges	$8	$68	$(11)	$(3)	$62
Lease vacancy	11	3	(8)	(1)	5
Other	1	—	(1)	1	1
Restructuring liability	$20	$71	$(20)	$(3)	$68

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at October 31, 2014
Employee termination charges	$15	$15	$(19)	$(3)	$8
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	—	(8)	1	11
Other	1	2	(2)	—	1
Restructuring liability	$34	$18	$(30)	$(2)	$20
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
In the second quarter of 2014, the Company initiated new cost-reduction actions, including an enterprise-wide reduction-in-force. As a result of these actions, the Company recognized restructuring charges of $8 million in personnel costs for employee termination and related benefits, the majority of which was paid during 2014 and 2015.
In the third quarter of 2015, the Company initiated new cost-reduction actions, including a reduction-in-force in the U.S. and Brazil. As a result of these actions, the Company recognized restructuring charges of $13 million in personnel costs for employee termination and related benefits, which will be paid throughout 2015 and 2016.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

In the fourth quarter of 2015, the Company offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). As a result of these actions, the Company recognized restructuring charges of $37 million. The restructuring charges primarily consist of personnel costs for employee termination and related benefits. In addition, the Company initiated new cost-reduction actions, including a reduction-in-force in Brazil. As a result of these actions, the Company recognized restructuring charges of $10 million in personnel costs for employee termination and related benefits, which will be paid throughout 2016.
North American Manufacturing Restructuring Activities
We continue to focus on our core Truck and Parts businesses. We continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. The Company is currently evaluating its portfolio of assets to validate their strategic and financial fit. To allow us to increase our focus on our North America core businesses, we are evaluating product lines, businesses, and engineering programs that fall outside of our core businesses. We are using an ROIC methodology, combined with an assessment of the strategic fit to our core businesses, to identify areas that are not performing to our expectations. For those areas, we are evaluating whether to fix, divest, or close. These actions could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which had been idled since June 2009. Potential additional charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to employee negotiation, acceptance rates and the resolution of disputes related thereto. Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, the Company recognized additional charges of $14 million related to the 2011 closure of its Chatham, Ontario plant. The Company appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, the Company filed a notice of motion for leave to appeal to the Court of Appeal for Ontario. The appeal was perfected on August 25, 2015 through an additional filing. See Note 11, Postretirement benefits for further discussion.
Huntsville Facility
In February 2014, the Company announced plans to consolidate its mid-range engine manufacturing footprint and relocate mid-range engine production from its Huntsville, Alabama, facility ("Huntsville Facility") to its Melrose Park, Illinois facility ("Melrose Park Facility"). As a result, in the first quarter of 2014, the Truck segment recognized restructuring charges of $1 million for personnel costs related to employee terminations and $2 million for inventory reserves related to the idled production equipment at the Huntsville Facility that impacted Costs of products sold in the Company's Consolidated Statements of Operations.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility and on June 30, 2015, we closed this foundry. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result, in 2014, the Truck segment recognized restructuring charges of $13 million, which are included in Restructuring charges in the Company's Consolidated Statements of Operations. The restructuring charges consist of $2 million in personnel costs for employee termination and related benefits and $11 million of charges for pension and other postretirement contractual termination benefits.  The restructuring charges relating to employee terminations were paid throughout 2015. Also in the fourth quarter of 2014, the Truck segment recognized $7 million for inventory reserves related to the foundry facilities that impacted Costs of products sold in the Company's Consolidated Statements of Operations.
In addition, in the fourth quarter of 2014, the Truck segment recognized $7 million of charges for impairments of property and equipment. The Waukesha asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined not to be fully recoverable.  We utilized the market approach to determine the fair value of the asset group.  These charges were recorded in Asset impairment charges in the Company's Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

During 2015, the Truck segment recognized charges of $28 million in 2015 for the acceleration of depreciation of certain assets related to the foundry facilities. These charges are reported within Costs of products sold in the Company's Consolidated Statements of Operations.
Asset Impairments
The following table reconciles our impairment charges in our Consolidated Statements of Operations

(in millions)	2015	2014	2013
Goodwill impairment charge(A)	$—	$142	$81
Intangible asset impairment charge	7	7	—
Other asset impairment charges related to continuing operations	23	34	20
Other asset impairment charges related to discontinued operations	—	—	4
Total asset impairment charges	$30	$183	$105
_________________________

(A)	For more information, see Note 8, Goodwill and Other Intangible Assets, Net. The Goodwill impairment charge in 2013 includes $4 million related to discontinued operations.
In the fourth quarter of 2015, the Company recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Brazil truck asset group. As a result of the continued operating losses and idled production in the asset group, we tested the indefinite-lived intangible and long-lived assets for potential impairment. As a result, we determined that $4 million of intangible assets and $3 million of certain long-lived assets were impaired.
During the third and fourth quarters of 2015, the Company concluded it had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million and $4 million, respectively.
In addition, in the third quarter of 2015, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with an indefinite-lived intangible asset, trademark, of $24 million. As a result, we performed an impairment analysis in the third quarter of 2015 utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the trademark exceeded its fair value. As a result, we determined that the trademark was impaired and recognized an impairment charge of $3 million.
In the first quarter of 2015, the Company concluded it had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges.
In the first quarter of 2014, the Company concluded it had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $19 million that was recognized in the year ended October 31, 2014.
The 2013 other asset impairment charges primarily consisted of $19 million for the impairment of assets that resulted from the discontinuation of certain engineering programs.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.5 billion and $2.6 billion as of October 31, 2015 and October 31, 2014, respectively. Included in total assets of our Financial Services operations are finance receivables of $2.0 billion as of both October 31, 2015 and October 31, 2014. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, our Finance receivables, net consist of the following:

(in millions)	2015	2014
Retail portfolio	$554	$726
Wholesale portfolio	1,467	1,339
Total finance receivables	2,021	2,065
Less: Allowance for doubtful accounts	26	27
Total finance receivables, net	1,995	2,038
Less: Current portion, net(A)	1,779	1,758
Noncurrent portion, net	$216	$280
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2015, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2016	$352	$1,467	$1,819
2017	107	—	107
2018	76	—	76
2019	41	—	41
2020	14	—	14
Thereafter	1	—	1
Gross finance receivables	591	1,467	2,058
Unearned finance income	37	—	37
Total finance receivables	$554	$1,467	$2,021
Securitizations
Our Financial Services operations transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rates using interest rate swaps and interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2015 and October 31, 2014, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.0 billion and $996 million as of October 31, 2015 and October 31, 2014, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $96 million and $93 million as of October 31, 2015 and October 31, 2014, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Finance Revenues
The following table presents the components of our Finance revenues:

(in millions)	2015	2014	2013
Retail notes and finance leases revenue	$48	$64	$78
Wholesale notes interest	97	80	77
Operating lease revenue	63	60	51
Retail and wholesale accounts interest	33	28	27
Gross finance revenues	241	232	233
Less: Intercompany revenues	96	79	75
Finance revenues	$145	$153	$158
5. Allowance for Doubtful Accounts
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	6	1	—	7
Charge-off of accounts(A)	(3)	—	(5)	(8)
Other(B)	(5)	—	(11)	(16)
Allowance for doubtful accounts, at end of period	$22	$4	$22	$48

	October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	13	1	10	24
Charge-off of accounts(A)	(9)	—	(6)	(15)
Other(B)	(1)	—	(3)	(4)
Allowance for doubtful accounts, at end of period	$24	$3	$38	$65

	October 31, 2013
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$27	$—	$24	$51
Provision for doubtful accounts, net of recoveries	4	2	15	21
Charge-off of accounts(A)	(10)	—	(1)	(11)
Other(B)	—	—	(1)	(1)
Allowance for doubtful accounts, at end of period	$21	$2	$37	$60
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million in both 2015 and 2014, and less than $2 million in 2013.

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
The following table presents information regarding impaired finance receivables:

	October 31, 2015			October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$21	$—	$21	$20	$—	$20
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	9	—	9	6	—	6
Finance receivables on non-accrual status	21	—	21	21	—	21
For the impaired finance receivables in the retail portfolio as of October 31, 2015 and 2014, the average balances of those receivables were $21 million during both of the years ended October 31, 2015 and 2014.
The Company uses the aging of its receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$486	$1,461	$1,947
30-90 days past due	48	4	52
Over 90 days past due	20	2	22
Total finance receivables	$554	$1,467	$2,021
6. Inventories
As of October 31, the following table presents the components of Inventories:

(in millions)	2015	2014
Finished products	$837	$880
Work in process	34	50
Raw materials	264	389
Total inventories	$1,135	$1,319
7. Property and Equipment, Net
As of October 31, Property and equipment, net included the following:

(in millions)	2015	2014
Land	$87	$82
Buildings	493	518
Leasehold improvements	56	60
Machinery and equipment	2,097	2,232
Furniture, fixtures, and equipment	478	487
Equipment leased to others	613	677
Construction in progress	67	41
Total property and equipment, at cost	3,891	4,097
Less: Accumulated depreciation and amortization	2,546	2,535
Property and equipment, net	$1,345	$1,562
Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

(in millions)	2015	2014
Equipment leased to others	$613	$677
Less: Accumulated depreciation	220	210
Equipment leased to others, net	$393	$467

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$70	$70
Less: Accumulated depreciation and amortization	34	32
Assets under financing arrangements and capital lease obligations, net	$36	$38
For the years ended October 31, 2015, 2014, and 2013, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

(in millions)	2015	2014	2013
Depreciation expense	$190	$206	$260
Depreciation of equipment leased to others	76	105	135
Amortization expense	5	3	—
Interest capitalized	1	—	5
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2015, 2014, and 2013, respectively, commitments for capital expenditures were $17 million, $15 million, and $11 million respectively. At October 31, 2015, 2014, and 2013, liabilities related to capital expenditures that are included in accounts payable were $2 million, $1 million, and $2 million, respectively.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2025. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2015, 2014, and 2013 was $57 million, $62 million, and $74 million, respectively. Rental income from subleases for the years ended October 31, 2015, 2014, and 2013 was $11 million, $10 million, and $7 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Future minimum lease payments at October 31, 2015, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2016	$10	$56	$66
2017	10	44	54
2018	10	38	48
2019	9	31	40
2020	9	28	37
Thereafter	11	45	56
	59	$242	$301
Less: Interest portion	10
Total	$49
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
Changes in the carrying amount of goodwill for each operating segment are as follows:

(in millions)	Truck	Parts	Global Operations	Total
As of October 31, 2012	$82	$38	$160	$280
Impairments	(81)	—	—	(81)
Currency translation	—	—	(12)	(12)
Adjustments(A)	(1)	—	(2)	(3)
As of October 31, 2013	$—	$38	$146	$184
Impairments	—	—	(142)	(142)
Currency translation	—	—	(4)	(4)
As of October 31, 2014	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2015	$—	$38	$—	$38
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
In the fourth quarter of 2013, our Truck segment recorded a non-cash charge of $77 million to reflect impairment of goodwill. As a result of certain changes in our organizational and reporting structures, we reviewed the recoverability of our goodwill in the North America truck reporting unit. The income approach, which was based on discounted cash flows was used in the impairment analysis for the reporting unit. The impairment charges were included in Asset impairment charges. In the second quarter of 2013, our Truck segment recorded a non-cash charge of $4 million to reflect impairment of goodwill related to the divestiture of Monaco. The impairment charges were included in the Income (loss) from discontinued operations, net of tax.
Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

(in millions)	2015	2014
Dealer franchise rights	$—	$1
Trademarks(A)	19	33
Intangible assets not subject to amortization	$19	$34
_________________________

(A)
In the third quarter of 2015 we determined that $3 million of trademark asset carrying value in our Brazilian engine reporting unit was impaired. For more information, see Note 3, Restructuring and Impairments.

Information regarding our intangible assets that are subject to amortization at October 31 is as follows:

	As of October 31, 2015
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$69	$89	$158
Accumulated amortization	(58)	(62)	(120)
Net of amortization	$11	$27	$38

	As of October 31, 2014
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$80	$85	$165
Accumulated amortization	(60)	(49)	(109)
Net of amortization	$20	$36	$56

We recorded amortization expense for our finite-lived intangible assets of $10 million, $18 million, and $22 million for the years ended October 31, 2015, 2014, and 2013, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2016	$12
2017	11
2018	7
2019	3
2020	1
Thereafter	4

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

9. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 30% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2015 and 2014.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2015	2014
Assets:
Current assets	$240	$252
Noncurrent assets	154	130
Total assets	$394	$382
Liabilities and equity:
Current liabilities	$195	$191
Noncurrent liabilities	35	12
Total liabilities	230	203
Partners' capital and stockholders' equity:
NIC	68	75
Third parties	96	104
Total partners' capital and stockholders' equity	164	179
Total liabilities and equity	$394	$382
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2015	2014	2013
Net sales	$554	$527	$448
Costs, expenses, and income tax expense	536	500	412
Net income	$18	$27	$36
We recorded sales to certain of these affiliates totaling $7 million, $8 million, and $63 million in 2015, 2014, and 2013, respectively. We also purchased $245 million, $219 million, and $245 million of products and services from certain of these affiliates in 2015, 2014, and 2013, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31, are as follows:

(in millions)	2015	2014
Receivables due from affiliates	$1	$1
Payables due to affiliates	30	30
As of October 31, 2015 and 2014, our share of net unfunded earnings in non-consolidated affiliates totaled $16 million and $25 million, respectively.
In February 2013, the Company sold its interests in the Mahindra Joint Ventures to Mahindra for $33 million. As a result of the divestiture, the Global Operations segment recognized a gain of $26 million in 2013. As part of the transaction, the Company entered into licensing and service agreements with Mahindra.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

10. Debt

(in millions)	2015	2014
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $17 and $3, respectively	$1,023	$694
8.25% Senior Notes, due 2021, net of unamortized discount of $18 and $20, respectively	1,182	1,180
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $14 and $19, respectively	186	181
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $32 and $40, respectively	379	371
Debt of majority-owned dealerships	28	30
Financing arrangements and capital lease obligations	49	54
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	—	10
Financed lease obligations	111	184
Other	15	29
Total Manufacturing operations debt	3,198	2,958
Less: Current portion	103	100
Net long-term Manufacturing operations debt	$3,095	$2,858

(in millions)	2015	2014
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	$870	$914
Bank revolvers, at fixed and variable rates, due dates from 2016 through 2020	1,063	1,242
Commercial paper, at variable rates, program matures in 2017	86	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	81	36
Total Financial Services operations debt	2,100	2,266
Less: Current portion	1,007	1,195
Net long-term Financial Services operations debt	$1,093	$1,071
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
The Term Loan Credit Facility is secured by a first priority security interest in certain assets of NIC, Navistar, Inc., and thirteen of its direct and indirect subsidiaries, and contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. Generally, if an event of default occurs and is not cured within any specified grace period, the administrative agent, at the request of (or with the consent of) the lenders holding not less than a majority in principal amount of the outstanding term loans, may declare the term loan to be due and payable immediately.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

In August 2015, the Amended Term Loan Credit Facility was refinanced with a new Senior Secured Term Loan Credit Facility (“Senior Secured Term Loan Credit Facility”), for $1.04 billion. Under the Senior Secured Term Loan Credit Facility: (i) the maturity date was extended to August 7, 2020, (ii) interest rate margins were increased to 5.50% for Eurodollar rate loans and 4.50% for base rate loans, (iii) the Eurodollar rate “floor” was reduced to 1.00%, (iv) the permitted receivables financing basket was increased from $25 million to $50 million, (v) certain prepayments of the Senior Secured Term Loan Credit Facility made prior to August 7, 2017 will be made subject to a call premium of 1.00%, (vi) certain definitional provisions, including those related to asset dispositions were modified, and (vii) quarterly principal amortization payments of 0.25% of the aggregate principal amount are required, with the balance due at maturity. As a consequence of the Senior Secured Term Loan Credit Facility refinancing, the maturity date of the Amended and Restated Asset-Based Credit Facility (as defined below) was extended from May 18, 2017 to May 18, 2018.
As part of the refinancing, the Company recognized $3 million of unamortized discount costs related to the Amended Term Loan Credit Facility. The remaining $10 million of unamortized discount will be amortized through Interest expense over the life of the Senior Secured Term Loan Credit Facility. The refinancing also included the payment of underwriter and other related fees of approximately $12 million, of which $11 million was recorded in the fourth quarter of 2015 in Other income, net. The remaining fees will be amortized through Interest expense over the life of the Senior Secured Term Loan Credit Facility.
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
From the March 2013 sale of additional Senior Notes, the Company received net proceeds of approximately $310 million, which included an offering premium of $4 million and accrued interest of $10 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded in Other noncurrent assets and will be amortized through Interest expense. Both the offering premium and the debt issuance costs will be accreted over the life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.50%. The proceeds from the March 2013 sale of additional Senior Notes were used to make the April 2013 principal repayment on the Amended Term Loan Credit Facility.
On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.75%, 101.375%, and 100%, respectively, of the principal amount of the Senior Notes redeemed.
The Company was permitted under the indenture to redeem the Senior Notes at its election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the applicable premium, plus accrued and unpaid interest, to the redemption date. We did not exercise this option at any time prior to November 1, 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

4.75% Senior Subordinated Convertible Notes
During the second quarter of 2014, we completed the private sale of $411 million of the 2019 Convertible Notes, including a portion of the underwriter's over-allotment option. The Company received proceeds of $402 million, net of $9 million of issuance costs. Interest is payable on April 15 and October 15 of each year until the maturity date. The 2019 Convertible Notes are senior subordinated unsecured obligations of the Company.
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
Debt of Majority-owned Dealerships
Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4.3% to 7.7% and maturities that extend to 2022.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Financing Arrangements and Capital Lease Obligations
Included in our financing arrangements and capital lease obligations are financing arrangements of $6 million as of both October 31, 2015 and 2014. In addition, the amount of financing arrangements and capital lease obligations includes $4 million of capital leases for real estate and equipment as of both October 31, 2015 and 2014.
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
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company's headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.5% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company reports the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2015, only $2.3 million of the $225 million remains to be reimbursed under the Tax Exempt Bonds.
Promissory Note
In September 2011, Navistar, Inc. entered into a $40 million floating rate promissory note with Caterpillar (the "Promissory Note"), under which the principal amount will be repaid over a 4 year term in 16 quarterly installments. The floating interest rate for the Promissory Note will be computed based on LIBOR plus 2.75% over the term of the note. In September 2015, Navistar, Inc. fully repaid the remaining balance of the Promissory Note.
Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by GE, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2019 with interest rates ranging from 3.9% to 7.7%.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to: (i) permit the incurrence of up to $352.5 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility, the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. As of October 31, 2015 and October 31, 2014, we had no borrowings under the Amended and Restated Asset-Based Credit Facility. The availability under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2015, we did not have availability to borrow under the Amended and Restated Asset-Based Credit Facility.
Financial Services Operations
Asset-backed Debt
In February 2013, NFC completed the sale of $200 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used to reduce borrowings under the variable funding notes ("VFN") facility. In conjunction with this sale, and in accordance with the terms of the VFN facility, the maximum capacity of the VFN facility was reduced from $750 million to $500 million. In October 2015, the maximum capacity of the VFN was reduced from $500 million to $375 million and the maturity date was extended from January 2016 to October 2016.
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
In July 2015, NFC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust, of which $240 million were sold to initial purchasers. Proceeds were used, in part, to replace the $250 million of investor notes that matured in September 2015.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

In May 2013, our Mexican financial services affiliate, Navistar Financial, S.A. de C.V., SOFOM, E.N.R. ("NFM"), completed the sale of P$1 billion (the equivalent of approximately US$60 million at October 31, 2015) of five-year notes secured by retail finance receivables. In November 2013, this facility was expanded by an additional P$800 million (the equivalent of US$48 million at October 31, 2015).
In May 2014, Truck Retail Accounts Corporation ("TRAC"), our consolidated SPE, entered into a one-year revolving facility to fund up to $100 million. In May 2015, this facility was renewed for one year. Borrowings under this facility are secured by eligible retail accounts receivable.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt was $1.3 billion and $1.2 billion as of October 31, 2015 and 2014, respectively. See Note 4, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.
Bank Revolvers and Commercial Paper
In December 2011, NFC refinanced its 2009 bank credit facility with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit, of which our Mexican finance subsidiary may borrow up to $200 million. The facility is subject to customary operational and financial covenants. Remaining quarterly principal payments on the term portion are $9 million for the following four quarters, with the remaining principal balance due upon maturity. In July 2014, NFC paid a $30 million cash dividend to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in the bank credit facility.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2015, borrowings outstanding under these arrangements, including commercial paper, were $521 million, of which 45% is denominated in dollars and 55% in pesos. As of October 31, 2014, borrowings outstanding under these arrangements, including commercial paper, were $535 million, of which 51% is denominated in dollars and 49% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
In January 2015, NFC paid $125 million in cash dividends to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in the NFC bank credit facility.
Effective December 2014, our Mexican financial services operation entered into a new two-year commercial paper program for up to P$1.8 billion (the equivalent of approximately US$108 million at October 31, 2015). This program replaced the program that matured in August 2015.
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. For the years ended October 31, 2015 and 2014, ITLC issued new borrowings of $59 million and $21 million, respectively. The balance of these secured borrowings issued by ITLC totaled $81 million and $36 million as of October 31, 2015 and 2014, respectively. The carrying amount of assets used as collateral was $99 million and $48 million as of October 31, 2015 and 2014, respectively. ITLC does not have any unsecured debt.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2015, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2016	$103	$1,007	$1,110
2017	55	977	1,032
2018	245	85	330
2019	433	25	458
2020	1,008	5	1,013
Thereafter	1,435	1	1,436
Total debt	3,279	2,100	5,379
Less: Unamortized discount	81	—	81
Net debt	$3,198	$2,100	$5,298
Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Senior Secured Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2018 Convertible Notes and 2019 Convertible Notes (together, the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which the Company would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of the Company's assets. As of October 31, 2015, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the years ended October 31, 2015, 2014, and 2013, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2015, we were in compliance with those covenants.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

11. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2015	2014	2015	2014
Change in benefit obligations
Benefit obligations at beginning of year	$4,041	$3,943	$1,957	$1,674
Service cost	13	12	6	5
Interest on obligations	142	158	71	68
Actuarial loss (gain)	146	176	(34)	319
Curtailments	—	(2)	—	—
Contractual termination benefits	(1)	23	(1)	2
Currency translation	(53)	49	—	—
Plan participants' contributions	—	—	31	40
Subsidy receipts	—	—	40	34
Benefits paid	(309)	(318)	(183)	(185)
Benefit obligations at end of year	$3,979	$4,041	$1,887	$1,957
Change in plan assets
Fair value of plan assets at beginning of year	$2,627	$2,519	$415	$447
Actual return on plan assets	27	206	3	26
Currency translation	(51)	42	—	—
Employer contributions	113	164	2	2
Benefits paid	(294)	(304)	(51)	(60)
Fair value of plan assets at end of year	$2,422	$2,627	$369	$415
Funded status at year end	$(1,557)	$(1,414)	$(1,518)	$(1,542)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2015	2014	2015	2014
Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent asset	$13	$—	$—	$—
Current liability	(15)	(15)	(78)	(79)
Noncurrent liability	(1,555)	(1,399)	(1,440)	(1,463)
Net liability recognized	$(1,557)	$(1,414)	$(1,518)	$(1,542)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,234	$2,019	$618	$664
Net prior service cost (benefit)	—	1	(1)	(6)
Net amount recognized	$2,234	$2,020	$617	$658
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4 billion at both October 31, 2015 and 2014.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit at October 31, 2015 is net of $533 million of deferred taxes related to the Company's postretirement benefit plans.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

(in millions)	2015	2014
Projected benefit obligations	$3,631	$4,041
Accumulated benefit obligations	3,612	4,021
Fair value of plan assets	2,061	2,627
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2015, we have met all regulatory funding requirements. In 2015, we contributed $113 million to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $100 million to our pension plans during 2016.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In 2015, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2016.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $15 million and $14 million for 2015 and 2014, respectively, are included within the amount of "Benefits paid" in the "Change in benefit obligation" section above, but are not included in the "Change in plan assets" section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under "Change in benefit obligation" and "Change in plan assets" of $61 million and $51 million for 2015 and 2014, respectively.
Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss (Income)
The components of our postretirement benefits expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

(in millions)	2015	2014	2013
Pension expense	$69	$106	$116
Health and life insurance expense	81	54	61
Total postretirement benefits expense	$150	$160	$177

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Expense
Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2015	2014	2013	2015	2014	2013
Service cost for benefits earned during the period	$13	$12	$20	$6	$5	$7
Interest on obligation	142	158	143	71	68	62
Amortization of cumulative loss	97	94	128	39	16	29
Amortization of prior service cost (benefit)	1	—	1	(4)	(4)	(4)
Curtailments	—	—	4	—	—	—
Contractual termination benefits	(1)	23	—	(1)	2	—
Premiums on pension insurance	11	12	9	—	—	—
Expected return on assets	(194)	(193)	(189)	(30)	(33)	(33)
Net postretirement benefits expense	$69	$106	$116	$81	$54	$61
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$312	$164	$(422)	$(7)	$326	$(175)
Amortization of cumulative loss	(97)	(94)	(128)	(39)	(16)	(29)
Prior service benefit	—	—	(1)	—	—	—
Amortization of prior service benefit (cost)	(1)	—	(1)	4	4	4
Curtailments	—	—	(33)	—	—	—
Currency translation	—	1	—	—	—	—
Total recognized in other comprehensive loss (income)	$214	$71	$(585)	$(42)	$314	$(200)
Total net postretirement benefits expense and other comprehensive loss (income)	$283	$177	$(469)	$39	$368	$(139)
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
The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$(1)
Amortization of cumulative losses	103	33

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2015 and 2014 were:

	Pension Benefits		Health and Life Insurance Benefits
	2015	2014	2015	2014
Discount rate used to determine present value of benefit obligation at end of year	4.0%	3.7%	4.1%	3.7%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2015, 2014, and 2013 were:

	Pension Benefits			Health and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.7%	4.1%	3.2%	3.7%	4.1%	3.4%
Expected long-term rate of return on plan assets	7.8%	7.8%	8.0%	7.8%	7.8%	8.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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
We determine the discount rate for our pension and OPEB obligations by matching anticipated future benefit payments for the plans to a high-quality corporate bond yield curve to establish a weighted average discount rate for each plan.
We determine our assumption as to expected return on plan assets by evaluating historical performance, investment community forecasts, and current market conditions. We consider the current asset mix as well as our targeted asset mix when establishing the expected return on plan assets.
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 35,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 91% of our other postretirement benefit obligation, is projected to be 8.2% in 2016 and was estimated as 7.8% for 2015. Our projections assume that the rate will decrease to 5% by the year 2020 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$12	$(10)
Effect on postretirement benefit obligation	264	(219)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:
Pension Assets

	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$126	$—	$—	$126	$112	$—	$—	$112
Equity
U.S. Large Cap	209	—	—	209	227	—	—	227
U.S. Small-Mid Cap	253	—	—	253	313	—	—	313
Canadian	30	—	—	30	44	—	—	44
International	216	—	—	216	244	—	—	244
Emerging Markets	77	—	—	77	108	—	—	108
Equity derivative	—	—	—	—	—	—	(106)	(106)
Fixed Income
Corporate Bonds	—	193	—	193	—	200	—	200
Government Bonds	—	599	—	599	—	630	—	630
Asset Backed Securities	—	7	—	7	—	8	—	8
Fixed income derivative	—	—	—	—	—	—	1	1
Collective Trusts and Other
Common and Preferred Stock	—	449	—	449	—	531	—	531
Commodities	—	21	—	21	—	58	—	58
Hedge Funds	—	—	109	109	—	—	106	106
Private Equity	—	—	79	79	—	—	94	94
Exchange Traded Funds	6	—	—	6	9	—	—	9
Mutual Funds	29	—	—	29	29	—	—	29
Real Estate	—	—	1	1	—	—	1	1
Total(A)	$946	$1,269	$189	$2,404	$1,086	$1,427	$96	$2,609
___________________

(A)
For October 31, 2015 and 2014, the totals exclude $8 million and $9 million of receivables, respectively, which are included in the change in plan assets table. In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2015 and 2014, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the years ended October 31, 2015 and 2014:

(in millions)	Hedge Funds	Private Equity	Real Estate	Fixed Income Derivative	Equity Derivatives
Balance at November 1, 2013	$101	$103	$1	$(13)	$(72)
Unrealized gains (losses)	5	10	—	14	(43)
Realized gains	—	15	—	—	—
Purchases, issuances, and settlements	—	(34)	—	—	9
Balance at October 31, 2014	$106	$94	$1	$1	$(106)
Unrealized gains (losses)	2	—	—	(1)	138
Realized gains	1	5	—	8	(165)
Purchases, issuances, and settlements	—	(20)	—	(8)	133
Balance at October 31, 2015	$109	$79	$1	$—	$—

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Other Postretirement Benefits

	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and Cash Equivalents	$29	$—	$—	$29	$16	$—	$—	$16
Equity
U.S. Large Cap	25	—	—	25	28	—	—	28
U.S. Small-Mid Cap	42	—	—	42	60	—	—	60
International	53	—	—	53	60	—	—	60
Emerging Markets	14	—	—	14	19	—	—	19
Fixed Income
Corporate Bonds	—	58	—	58	—	55	—	55
Government Bonds	—	42	—	42	—	49	—	49
Asset Backed Securities	—	3	—	3	—	3	—	3
Collective Trusts and Other
Common Stock	—	59	—	59	—	69	—	69
Commodities	—	1	—	1	—	10	—	10
Hedge Funds	—	—	22	22	—	—	22	22
Private Equity	—	—	20	20	—	—	23	23
Total(A)	$163	$163	$42	$368	$183	$186	$45	$414
__________________

(A)	For both October 31, 2015 and 2014, the totals exclude $1 million of receivables, which are included in the change in plan asset table.
The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the years ended October 31, 2015 and 2014:

(in millions)	Hedge Funds	Private Equity
Balance at November 1, 2013	$21	$26
Unrealized gains	1	3
Realized gains	—	4
Purchases, issuances, and settlements	—	(10)
Balance at October 31, 2014	$22	$23
Realized gains	—	1
Purchases, issuances, and settlements	—	(4)
Balance at October 31, 2015	$22	$20
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

In February 2012, the Plans entered into a three-year put spread collar hedge covering a majority of the Plans' assets. The hedge provided protection against large equity losses while allowing participation in equity gains up to a limit per annum over the three-year term of the hedge. In addition to the asset hedge, in February 2012, the Plans entered into a three-year zero cost swaption collar. The hedge was designed to protect the liabilities of the Plans against lower interest rates, while allowing participation in the positive benefits that would result if interest rates rise up to a predefined level over the life of the hedge. Given the improvements in the equity markets and changes to the shape of the yield curve, the hedge positions were restructured in March 2013 and May 2014. On February 17, 2015, all hedging strategies discussed above either matured or were unwound.  There are currently no derivative overlay positions in the employee benefit plans.
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
Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2016 through 2020 and the five years ending October 31, 2025 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2016	$304	$129
2017	298	121
2018	292	123
2019	285	122
2020	280	121
2021 through 2025	1,288	586
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. The Company deposits the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $29 million in 2015 and $27 million in both 2014 and 2013.
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
The Company's contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Profit Sharing Plan, see Note 15, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

12. Income Taxes
The domestic and foreign components of Loss from continuing operations before income taxes consist of the following for the years ended October 31:

(in millions)	2015	2014	2013
Domestic	$(215)	$(398)	$(1,045)
Foreign	112	(158)	71
Loss from continuing operations before income taxes	$(103)	$(556)	$(974)
The components of Income tax benefit (expense) related to continuing operations consist of the following for the years ended October 31:

(in millions)	2015	2014	2013
Current:
Federal	$(2)	$—	$4
State and local	(1)	7	(10)
Foreign	(64)	(48)	(58)
Total current benefit (expense)	$(67)	$(41)	$(64)
Deferred:
Federal	2	13	219
State and local	—	—	2
Foreign	14	2	14
Total deferred benefit	$16	$15	$235
Total income tax benefit (expense)	$(51)	$(26)	$171
A reconciliation of statutory federal income tax benefit (expense) to recorded Income tax benefit (expense) related to continuing operations is as follows for the years ended October 31:

(in millions)	2015	2014	2013
Federal income tax benefit at the statutory rate of 35%	$36	$195	$341
State income taxes, net of federal benefit	—	(4)	(4)
Credits and incentives	4	(5)	—
Adjustments to valuation allowances	(41)	(234)	(350)
Foreign operations	(48)	(31)	(8)
Unremitted foreign earnings	(31)	(6)	—
Adjustments to uncertain tax positions	(1)	15	(16)
Income tax related to equity components	—	13	220
Non-controlling interest adjustment	11	14	19
Other	19	17	(31)
Recorded income tax benefit (expense)	$(51)	$(26)	$171
The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. An exception to that incremental approach is applied when there is a loss from continuing operations and income in another category of earnings (for example, discontinued operations, other comprehensive income, additional paid in capital, etc.).
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
For the year ended October 31, 2015, the Company incurred additional losses in the U.S. and certain foreign jurisdictions and recognized income tax expense of $41 million for the increase in the valuation allowance on our deferred tax assets generated during the period. During the year ended October 31, 2014, the Company incurred additional losses in the U.S. and certain foreign jurisdictions and recognized income tax expense of $234 million for the increase in the valuation allowance on our deferred tax assets generated during the period. During the second quarter of 2014, we recorded an income tax expense of $29 million to establish the valuation allowance for Brazil deferred tax assets. In the fourth quarter of 2014, we recorded an offsetting benefit of $16 million to reflect a tax law change in Brazil that allowed utilization of a portion of the net operating loss carryforwards to satisfy other taxes. During the year ended October 31, 2013, we recognized income tax expense of $350 million for the increase in the valuation allowance on our deferred tax assets generated during the period.
At October 31, 2015, undistributed earnings of foreign subsidiaries were $565 million. At October 31, 2015 and 2014 the Company had recorded deferred tax liabilities of $37 million and $6 million, respectively, for unremitted earnings from certain Mexico subsidiaries. Domestic income taxes have not been provided on the remaining undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The components of the deferred tax asset (liability) at October 31 are as follows:

(in millions)	2015	2014
Deferred tax assets attributable to:
Employee benefits liabilities	$1,253	$1,210
Net operating loss ("NOL") carryforwards	1,161	1,213
Product liability and warranty accruals	419	494
Research and development	135	9
Tax credit carryforwards	266	256
Other	239	194
Gross deferred tax assets	3,473	3,376
Less: Valuation allowances	3,260	3,174
Net deferred tax assets	$213	$202
Deferred tax liabilities attributable to:
Unremitted foreign earnings	$(37)	$(6)
Other	(26)	(10)
Total deferred tax liabilities	$(63)	$(16)
At October 31, 2015, deferred tax assets attributable to NOL carryforwards include $840 million attributable to U.S. federal NOL carryforwards, $145 million attributable to state NOL carryforwards, and $176 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2016 to 2035. Approximately one half of our foreign net operating losses will expire, beginning in 2028, while the remaining balance has no expiration date.
There are $63 million of NOL carryforwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2016 to 2035. Alternative minimum tax credits can be carried forward indefinitely.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
For the year ended October 31, 2015, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The Company incurred additional domestic losses from continuing operations for the years ended October 31, 2015, 2014, and 2013, resulting in objective negative evidence of cumulative losses that outweighs the subjective positive evidence. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets as of October 31, 2015.
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
The total deferred tax asset valuation allowances were $3.3 billion and $3.2 billion at October 31, 2015 and 2014, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2015, the amount of liability for uncertain tax positions was $41 million. The liability at October 31, 2015 has a recorded offsetting tax benefit associated with various issues that total $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions during the year ended October 31, 2015 are summarized as follows:

(in millions)	2015
Liability for uncertain tax positions at November 1	$47
Decrease as a result of positions taken in prior periods	(1)
Decrease as a result of foreign currency translation adjustments	(3)
Settlements	(2)
Liability for uncertain tax positions at October 31	$41
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of $1 million, income tax benefit of $4 million, and an income tax expense of $6 million for the years ended October 31, 2015, 2014, and 2013, respectively. The total interest and penalties accrued were $8 million for both the years ended October 31, 2015 and 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a recurring basis:

	October 31, 2015				October 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$53	$—	$—	$53	$256	$—	$—	$256
Other	106	—	—	106	349	—	—	349
Derivative financial instruments:
Foreign currency contracts(A)	—	1	—	1	—	—	—	—
Interest rate caps(B)	—	—	—	—	—	1	—	1
Total assets	$159	$1	$—	$160	$605	$1	$—	$606
Liabilities
Derivative financial instruments:
Commodity forward contracts(C,D)	$—	$2	$—	$2	$—	$2	$—	$2
Foreign currency contracts(C)	—	2	—	2	—	—	—	—
Guarantees	—	—	10	10	—	—	8	8
Total liabilities	$—	$4	$10	$14	$—	$2	$8	$10
_________________________

(A)	The asset value of foreign currency contracts are included in other current assets as of October 31, 2015 in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps are included in other noncurrent assets as of October 31, 2014 in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts are included in other current liabilities as of October 31, 2015 in the accompanying Consolidated Balance Sheets.

(D)	The liability value of commodity forward contracts are included in other noncurrent liabilities as of October 31, 2014 in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2015	October 31, 2014
Guarantees, at beginning of period	$(8)	$(6)
Transfers out of Level 3	—	—
Issuances	(5)	(2)
Settlements	3	—
Guarantees, at end of period	$(10)	$(8)
Change in unrealized gains on assets and liabilities still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2015	October 31, 2014
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$21	$20
Specific loss reserve	(9)	(6)
Fair value	$12	$14
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

In the second quarter of 2014, for the purpose of impairment evaluation the Company measured the implied fair value of the Company's Brazilian engine reporting unit's goodwill and the fair value of an indefinite-lived intangible asset, a trademark. The Company's Brazilian engine reporting unit's goodwill was determined to be fully impaired and resulted in a non-cash charge of $142 million. In addition, the related trademark, with a carrying value of $43 million was determined to be impaired and a non-cash charge of $7 million was recognized. The impairment charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the income approach to determine the fair value of these Level 3 assets. For more information, see Note 8, Goodwill and Other Intangible Assets, Net.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

In addition, in 2014, the Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. These charges were included in Asset impairment charges in the Company's Consolidated Statements of Operations. We utilized the market approach to determine the fair values of these Level 2 and Level 3 assets.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$170	$170	$166
Notes receivable	—	—	3	3	3
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,014	1,014	1,023
8.25% Senior Notes, due 2021	998	—	—	998	1,182
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	148	148	186
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	289	289	379
Debt of majority-owned dealerships	—	—	28	28	28
Financing arrangements	—	—	17	17	43
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	225
Financed lease obligations	—	—	111	111	111
Other	—	—	17	17	15
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	865	865	870
Bank revolvers, at fixed and variable rates, due dates from 2016 through 2020	—	—	1,048	1,048	1,063
Commercial paper, at variable rates, program matures in 2017	86	—	—	86	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	—	—	80	80	81

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

	As of October 31, 2014
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$279	$279	$275
Notes receivable	—	—	7	7	8
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2017	—	—	704	704	694
8.25% Senior Notes, due 2021	1,285	—	—	1,285	1,180
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	196	196	181
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	413	413	371
Debt of majority-owned dealerships	—	—	30	30	30
Financing arrangements	—	—	22	22	48
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	232	—	232	225
Promissory Note	—	—	10	10	10
Financed lease obligations	—	—	184	184	184
Other	—	—	28	28	29
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2019	—	—	911	911	914
Bank revolvers, at fixed and variable rates, due dates from 2014 through 2020	—	—	1,214	1,214	1,242
Commercial paper, at variable rates, program matures in 2015	74	—	—	74	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2018	—	—	36	36	36
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2015, 2014, and 2013. None of our derivatives qualified for hedge accounting treatment during the years ended October 31, 2015, 2014, and 2013.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. Collateral of $1 million was provided as of October 31, 2015. No collateral was provided as of October 31, 2014. Collateral is generally not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At both October 31, 2015 and October 31, 2014, our exposure to the credit risk of others was $1 million.
The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

		Amount of Loss (Gain) Recognized
(in millions)	Location in Consolidated Statements of Operations	2015	2014	2013
Interest rate caps	Interest expense	$1	$1	$—
Cross currency swaps	Other income, net	2	3	—
Foreign currency contracts	Other income, net	(9)	(1)	(4)
Commodity forward contracts	Costs of products sold	12	1	2
Total loss (gain)		$6	$4	$(2)
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
The following table presents the outstanding foreign currency contracts as of October 31, 2015 and October 31, 2014:

(in millions)	Currency	Notional Amount		Maturity
As of October 31, 2015
Forward exchange contract	EUR		€30	November 2015 - October 2016 (A)
Forward exchange contract	CAD	C$	25	November 2015(B)
Forward exchange contract	MXN	₱	1,270	November 2015(C)
As of October 31, 2014
Forward exchange contract	EUR		€22	November 2014 - October 2015
Forward exchange contract	EUR		€4	December 2014
Forward exchange contract	EUR		€5	January 2015
Forward exchange contract	EUR		€9	February 2015 - October 2015(D)
_________________________
(A) Forward exchange contracts of €2 million settle in November 2015, €3 million mature in November 2015, €3 million mature in December 2015, €4 million mature in January 2016, and €2 million mature each month from February 2016 through October 2016.
(B)     Forward exchange contract matured in October 2015 but did not settle until November 2015.
(C)    Forward exchange contracts of ₱853 million matured in October 2015 but did not settle until November 2015.
(D) Forward exchange contracts of €1 million mature on the last day of each month from February 2015 through October 2015.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Commodity Forward Contracts
During 2015 and 2014, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of October 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $6 million. The commodity forward contracts have various maturity dates through October 31, 2016. As of October 31, 2014, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $23 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of October 31, 2015, there were no outstanding cross currency swaps. As of October 31, 2014, the notional amount of our outstanding cross currency swaps was $27 million. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities and fluctuations in the value of the peso, as required under our Mexican bank credit facilities. As of October 31, 2015 and October 31, 2014, the notional amount of our outstanding interest rate caps at our Mexican financial services operation was $108 million and $134 million, respectively.
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together “BMO”) as part of GE’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital has been, and going forward BMO will be, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. The Company’s exposure to loss is mitigated because contracts under the operating agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at October 31, 2015 and October 31, 2014, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion at both October 31, 2015 and October 31, 2014. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $102 million and financed lease obligations of $110 million in our Consolidated Balance Sheets as of October 31, 2015.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2015, the amount of stand-by letters of credit and surety bonds was $87 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of October 31, 2015, the total credit limit under this program was $11 million of which $7 million was unused.
In addition, as of October 31, 2015, we have entered into various purchase commitments of $57 million and contracts that have cancellation fees of $51 million with various expiration dates through 2020.
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
We have accrued $24 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2015. The majority of these accrued liabilities are expected to be paid subsequent to 2016.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the 6th Circuit Court of Appeals remanded the case to the Court with instructions that the Committee’s claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator. A status conference is scheduled for January 15, 2016.
In addition, various local bargaining units of the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at October 31, 2015), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at October 31, 2015). In November 2014, IIAA extended a settlement offer. Currently, the parties remain in settlement discussions concerning the sanctions amount and the provisions of a Consent Agreement.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, six additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions"). A certification hearing is scheduled in the N&C Action starting on June 13, 2016. The plaintiff submitted application materials for the certification motion, and Navistar's responding materials were filed on December 4, 2015. There are no court dates scheduled in any of the other Canadian Actions at this time.
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, sixteen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, and the District of Alabama (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both Navistar International Corporation and Navistar, Inc. The U.S. Actions allege matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that the Company and Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
On October 3, 2014, Navistar International Corporation and Navistar, Inc. filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the then-pending U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts.
On December 17, 2014, Navistar's motion to consolidate the U.S. Actions and certain other non-class action lawsuits was granted. The MDL Panel issued an order consolidating all of the U.S. Actions that were pending on the date of Navistar’s motion before Judge Gottschall in the United States District Court for the Northern District of Illinois (the "MDL Action"). The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts, with the exception of one matter. For putative class action lawsuits filed subsequent to Navistar’s original motion, we continue to request that the MDL Panel similarly transfer and consolidate these U.S. Actions.
At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

EPA Clean Air Act Litigation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the EPA pertaining to certain heavy-duty diesel engines which, according to EPA, were not completely assembled by Navistar, Inc. until calendar year 2010 and, therefore, were not covered by Navistar, Inc.'s model year 2009 certificates of conformity. The NOV concluded that Navistar, Inc.'s introduction into commerce of each of these engines violated the Federal Clean Air Act.
On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against the Company and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that the Company and Navistar, Inc. introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, the Company and Navistar, Inc. each filed an Answer and Affirmative Defenses to the Amended Complaint. The Company and Navistar, Inc. dispute the allegations in the lawsuit.
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
Shareholder Litigation
In March 2013, a putative class action complaint, alleging securities fraud, was filed against us by the Construction Workers Pension Trust Fund - Lake County and Vicinity, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. A second class action complaint was filed in April 2013 by the Norfolk County Retirement System, individually and on behalf of all other similarly situated purchasers of our common stock between the period of June 9, 2010 and August 1, 2012. A third class action complaint was filed in April 2013 by Jane C. Purnell FBO Purnell Family Trust, on behalf of itself and all other similarly situated purchasers of our common stock between the period of November 3, 2010 and August 1, 2012. Each complaint named us as well as Daniel C. Ustian, our former President and Chief Executive Officer, and Andrew J. Cederoth, our former Executive Vice President and Chief Financial Officer as defendants. These complaints (collectively, the "10b-5 Cases") contain similar factual allegations which include, among other things, that we violated the federal securities laws by knowingly issuing materially false and misleading statements concerning our financial condition and future business prospects and that we misrepresented and omitted material facts in filings with the U.S. Securities Exchange Commission (“SEC") concerning the timing and likelihood of EPA certification of our EGR technology to meet 2010 EPA emission standards. The plaintiffs in these matters seek compensatory damages and attorneys' fees, among other relief.
In May 2013, an order was entered transferring and consolidating all 10b-5 Cases before one judge sitting in the U.S. District Court for the Northern District of Illinois and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a Consolidated Amended Complaint in October 2013.  The Consolidated Amended Complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, defendants filed a motion to dismiss the Consolidated Amended Complaint.   On July 22, 2014, the Court granted the defendants' Motions to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014.
On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrowed the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The Second Amended Complaint brought claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  In November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Second Amended Complaint. The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

dismissed all of plaintiffs’ claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice. At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached, subject to, among other things, final documentation, confirmatory discovery and Court approval, and the Court filed a minute entry reflecting such report. The Court set a further status conference for February 2, 2016.
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In November 2015, the existing stay order in this derivative action was further extended through March 22, 2016.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In August 2015, the court further extended the stay of this derivative action through December 3, 2015. In November 2015, the court further extended the stay through March 23, 2016.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$17 million as of October 31, 2015), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$33 million as of October 31, 2015) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. As of October 31, 2015, the approximate amount of the IIAA claim against Navitrucks is R$99 million (approximately US$26 million as of October 31, 2015), and the approximate amount of the Navitrucks claim against IIAA has been reduced to R$116 million (approximately US$30 million as of October 31, 2015). In addition, Navitrucks has acknowledged that IIAA is entitled to a credit against Navitrucks’ damages claim in the approximate amount of R$55 million (approximately US$14 million as of October 31, 2015).
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
Other
U.S. Securities and Exchange Commission Inquiry
In June 2012, Navistar received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the staff of the SEC in connection with their inquiry. In December 2014, the SEC filed an application in the United States District Court for the Northern District of Illinois seeking an order compelling the production of certain documents withheld by Navistar from its responses to the administrative subpoenas on the basis of attorney-client privilege and/or the work product doctrine. The discovery dispute involved a small number of documents in relation to the number of documents already produced by Navistar. On June 30, 2015, following an in camera review of some of the documents at issue, the Court entered an Order sustaining the privilege claims in part and overruling the claims in part. The Court also entered related orders dated August 31, 2015 and October 21, 2015. Pursuant to those Orders, Navistar completed the production of those documents, or portions of documents, for which its privilege claims were denied, as well as other documents subject to the SEC’s December 2014 application that the Company determined were not privileged under the reasoning of the Court’s June 30, 2015 Order.
On August 13 and 17, 2015, the SEC staff transmitted “Wells Notices” in connection with the formal order of investigation from July 2012 described above. The Notices state that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and its former chief executive officer, Daniel Ustian, alleging violations of the Securities Exchange Act of 1934, certain related regulations, the Securities Act of 1933, and an August 5, 2010 Order Instituting Cease-and-Desist Proceedings against the Company. We have been informed that the issues the staff may recommend the SEC pursue concern three applications in 2011 and 2012 by Navistar to the EPA for certification of heavy-duty diesel engines emitting 0.2g of NOx, as well as disclosures related to the circumstances of Mr. Ustian’s departure from the Company in August 2012. On September 17, 2015, Navistar submitted to the SEC a response to its Wells Notices addressing the aforementioned issues. On October 13, 2015, Navistar met with the SEC to further respond to the Wells Notices and has had subsequent discussions with the SEC since that date. To resolve this matter, the Company has made an offer of settlement to the investigative staff of the SEC, and the investigative staff has decided to recommend that offer of settlement to the SEC. Under the proposed settlement, in which the Company would neither admit nor deny wrongdoing, the Company would consent to the entry of an administrative order with respect to negligence-based charges pertaining to books and records and material misstatements or omissions related to the issues enumerated above. The Company would also agree to pay a civil penalty which has been accrued for in its fourth quarter financial results. The proposed settlement is subject to mutual agreement on the specific language of the administrative order and to final approval by the SEC. We cannot assure you the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be or how it may impact our future consolidated financial condition, results of operations or cash flows.
16. Segment Reporting
During November 2014, we announced changes in our leadership team and in our organizational and reporting structures, which we believe will guide us into the future and enable us to accelerate our performance as we finish the turnaround. These changes impacted how our Chief Operating Decision Maker (“CODM”) assesses the performance of our operating segments and makes decisions about resource allocations. As a result, we identified the following changes within our reportable segments:

•	The export truck and parts operations, formerly in our Global Operations segment, are now included within the results of our Truck and Parts segments, respectively.

•	Parts required to support the military truck lines, formerly within our Parts segment, are now included within the results of our Truck segment.
All prior period segment information has been updated to conform to the 2015 presentation. Other than the changes noted above, there were no material changes to our reportable segments. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations, or cash flows for the periods presented.
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, along with production of engines under the proprietary brand name and parts

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

required to support the military truck lines, in the markets that include sales in the U.S., Canada, Mexico, and within our export truck business. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial truck, IC Bus, proprietary engine lines, and export parts business, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. Also included in the Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.

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

•
The Financial Services segment finances certain sales to our dealers in North America, which include an interest-free period that varies in length, that are subsidized by our Truck and Parts segments. Additionally, the Financial Services segment reports intersegment revenues from secured loans to the Manufacturing operations. Certain retail sales financed by the Financial Services segment, primarily NFC, require the Manufacturing operations, primarily the Truck segment, to share a portion of any credit losses.

•
We allocate "access fees" to the Parts segment from the Truck segment for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.
The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2015
External sales and revenues, net	$7,055	$2,475	$455	$145	$10	$10,140
Intersegment sales and revenues	158	38	51	96	(343)	—
Total sales and revenues, net	$7,213	$2,513	$506	$241	$(333)	$10,140
Income (loss) from continuing operations attributable to NIC, net of tax	$(141)	$592	$(67)	$98	$(669)	$(187)
Income tax expense	—	—	—	—	(51)	(51)
Segment profit (loss)	$(141)	$592	$(67)	$98	$(618)	$(136)
Depreciation and amortization	$173	$14	$23	$51	$20	$281
Interest expense	—	—	—	74	233	307
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	92	3	4	4	12	115

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2014
External sales and revenues, net	$7,255	$2,493	$905	$153	$—	$10,806
Intersegment sales and revenues	218	58	35	79	(390)	—
Total sales and revenues, net	$7,473	$2,551	$940	$232	$(390)	$10,806
Income (loss) from continuing operations attributable to NIC, net of tax	$(380)	$528	$(274)	$97	$(593)	$(622)
Income tax expense	—	—	—	—	(26)	(26)
Segment profit (loss)	$(380)	$528	$(274)	$97	$(567)	$(596)
Depreciation and amortization	$216	$15	$28	$46	$27	$332
Interest expense	—	—	—	71	243	314
Equity in income of non-consolidated affiliates	5	4	—	—	—	9
Capital expenditures(B)	65	6	8	1	8	88

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2013
External sales and revenues, net	$7,049	$2,448	$1,120	$158	$—	$10,775
Intersegment sales and revenues	242	62	77	75	(456)	—
Total sales and revenues, net	$7,291	$2,510	$1,197	$233	$(456)	$10,775
Income (loss) from continuing operations attributable to NIC, net of tax	$(883)	$463	$(12)	$81	$(506)	$(857)
Income tax benefit	—	—	—	—	171	171
Segment profit (loss)	$(883)	$463	$(12)	$81	$(677)	$(1,028)
Depreciation and amortization	$305	$17	$32	$40	$23	$417
Interest expense	—	—	—	70	251	321
Equity in income (loss) of non-consolidated affiliates	10	6	(5)	—	—	11
Capital expenditures(B)	137	2	14	2	12	167

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2015	$1,876	$641	$409	$2,455	$1,311	$6,692
October 31, 2014(C)	2,245	672	657	2,582	1,287	7,443
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $175 million, $170 million, and $181 million for 2015, 2014, and 2013, respectively.

(B)	Exclusive of purchases of equipment leased to others.

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

No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2015, 2014 and 2013.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Sales and revenues to external customers classified by significant products and services for the years ended October 31, 2015, 2014, and 2013 were as follows:

(in millions)	2015	2014	2013
Sales and revenues:
Trucks	$6,845	$7,137	$6,738
Parts	2,399	2,424	2,906
Engine	751	1,092	973
Financial Services	145	153	158
Information concerning principal geographic areas for the years ended October 31, 2015, 2014, and 2013 were as follows:

(in millions)	2015	2014	2013
Sales and revenues:
United States	$7,722	$7,760	$7,122
Canada	774	749	791
Mexico	653	657	694
Brazil	486	833	1,121
Other	505	807	1,047

(in millions)	2015	2014
Long-lived assets:(A)
United States	$1,126	$1,277
Canada	19	26
Mexico	186	190
Brazil	98	182
Other	11	15
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.
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
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2015 and 2014, there was one share of Series B Preference stock with a par value of $1.00 per share authorized and outstanding.
As of October 31, 2015 and 2014, there were 70,282 and 100,702 shares, respectively, of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.
Common Stock
At October 31, 2015, the Company's amount of authorized shares of Common Stock was 220 million, with a par value of $0.10 per share. At October 31, 2015 and 2014, the Company had 81.5 million shares and 81.4 million shares, respectively, of common stock outstanding, net of common stock held in treasury.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
For more information on our 2014 Convertible Notes, 2018 Convertible Notes, and 2019 Convertible Notes, see Note 10, Debt.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(160)	(309)	(469)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive loss	—	(160)	(178)	(338)
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2013	$—	$(75)	$(1,749)	$(1,824)
Other comprehensive income (loss) before reclassifications	1	(52)	(491)	(542)
Amounts reclassified out of accumulated other comprehensive loss	—	—	103	103
Net current-period other comprehensive income (loss)	1	(52)	(388)	(439)
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

	Location in Consolidated Statements of Operations	2015	2014
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$(4)	$(4)
Amortization of actuarial loss	Selling, general and administrative expenses	136	109
	Total before tax	132	105
	Tax expense	(1)	(2)
Total reclassifications for the period, net of tax		$131	$103
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
18. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

(in millions, except per share data)	2015	2014	2013
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(187)	$(622)	$(857)
Income (loss) from discontinued operations, net of tax	3	3	(41)
Net loss	$(184)	$(619)	$(898)

Denominator:
Weighted average shares outstanding:
Basic	81.6	81.4	80.4
Effect of dilutive securities	—	—	—
Diluted	81.6	81.4	80.4

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.04	0.04	(0.51)
Net loss	$(2.25)	$(7.60)	$(11.17)
Diluted:
Continuing operations	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.04	0.04	(0.51)
Net loss	$(2.25)	$(7.60)	$(11.17)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

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
For the years ended October 31, 2015, 2014, and 2013, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2015, 2014, and 2013, the aggregate shares not included were 15.7 million, 24.8 million, 29.9 million, respectively.
For the year ended October 31, 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes, and 7.6 million shares related to the 2019 Convertible Notes.
For the year ended October 31, 2014, the aggregate shares not included in the computation of earnings per share were primarily comprised of 6.4 million shares related to the warrants associated with the 2014 Convertible Notes, 4.5 million shares related to the 2014 Convertible Notes, 3.4 million shares related to the 2018 Convertible Notes, and 5.7 million shares related to the 2019 Convertible Notes.
For the year ended October 31, 2013, the aggregate shares not included in the computation of earnings per share were primarily comprised of 11.3 million shares related to the warrants associated with the 2014 Convertible Notes, 11.3 million shares related to the 2014 Convertible Notes, and 0.9 million shares related to the 2018 Convertible Notes.
19. Stock-based Compensation Plans
2013 Performance Incentive Plan
The 2013 Performance Incentive Plan ("2013 PIP") was approved by the Board of Directors on December 11, 2012 and subsequently approved by the stockholders on February 19, 2013. The 2013 PIP provides for the grant of annual cash incentive awards to all employees (including the Company’s executive officers), and stock options, restricted stock or stock unit awards, stock appreciation rights and other stock-based awards to all employees (including the Company’s executive officers), any consultants of the Company and its subsidiaries, and all non-employee directors serving on the Company’s Board of Directors. The awards granted under the 2013 PIP are established by our Board of Directors or a committee thereof at the time of issuance.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, or under the Company’s 2004 Performance Incentive Plan, (collectively, the "Existing Plans"), that is canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2015, 1,589,356 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, as amended from time to time (the "Ownership Program"). In general, under the Ownership Program in existence until November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increase stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modify retention requirements for Company granted equity until ownership requirements are met; (iii) add a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminate the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminate the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 2,365 DSUs outstanding as of October 31, 2015. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 46,631 PSUs outstanding as of October 31, 2015 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2013, PSUs and DSUs awarded under the prior Ownership Program were issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2015, 45,724 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors are issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective November 1, 2013 on a going forward basis.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes stock option activity for the years ended October 31:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	3,657	$39.46	5,000	$37.94	5,636	$37.89
Granted	40	37.03	251	38.51	926	31.64
Exercised	(44)	25.68	(784)	24.33	(451)	26.16
Forfeited/expired	(767)	40.60	(810)	44.41	(1,111)	37.24
Options outstanding, at end of year	2,886	39.33	3,657	39.46	5,000	37.94
Options exercisable, at end of year	2,407	40.27	2,637	41.34	3,468	38.22
The following table summarizes information about stock options outstanding at October 31, 2015:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.19	790	4.0	$27.33	$—
$ 31.20 - $ 40.92	1,380	3.3	36.85	—
$ 40.93 - $ 68.65	716	2.5	57.35	—
Options Outstanding	2,886
The following table summarizes information about stock options exercisable at October 31, 2015:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 21.02 - $ 31.19	604	3.9	$26.72	$—
$ 31.20 - $ 40.92	1,140	3.0	36.87	—
$ 40.93 - $ 68.65	663	2.3	58.44	—
Options Exercisable	2,407
The weighted average grant date fair value of options granted during the years ended October 31, 2015, 2014, and 2013 was $13.70, $13.81, and $14.01, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2015, 2014, and 2013 was $0.2 million, $12 million, and $4 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.6%	1.6%	0.8%
Expected volatility	40.2%	45.6%	54.7%
Expected life (in years)	4.9	4.9	5.1
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted Stock
Restricted stock is common stock that is subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock is issued and valued based on the fair value of the common stock at grant date and vests either over a three-year period or cliff-vest at the end of a three-year period.
The following table summarizes restricted stock activity for the years ended October 31:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	41	$24.13	41	$24.13	41	$24.13
Granted	2	29.50	4	33.70	2	34.19
Vested	(43)	24.38	(4)	33.70	(2)	34.19
Nonvested, at end of year	—	—	41	24.13	41	24.13
The aggregate grant date fair value of restricted stock vested during the year ended October 31, 2015 was $1.1 million, compared to $0.1 million during both the years ended October 31, 2014 and 2013.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive shares of common stock ("share-settled RSUs") or cash ("cash-settled RSUs") value of one share of common stock in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Share and cash-settled RSUs are valued based on the fair value of the common stock at grant date. There are 10,000 RSUs that can be settled either by cash or shares at the Company's discretion. The cash or share-settled RSUs have been classified as share-settled RSUs below. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settlement and vest either over a three-year period or cliff-vest at the end of a three-year period.
The following table summarizes RSUs activity for the years ended October 31:

	Shares-Settled RSUs
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	188	$28.75	299	$29.54	77	$45.93
Granted	—	—	—	—	316	28.13
Vested	(114)	28.91	(90)	31.74	(26)	35.84
Forfeited	(5)	27.24	(21)	27.24	(68)	39.13
Nonvested, at end of year	69	28.60	188	28.75	299	29.54

	Cash-Settled RSUs
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	469	$33.00	194	$43.74	463	$43.20
Granted	280	27.67	470	32.44	3	27.24
Vested	(190)	33.82	(124)	47.48	(215)	42.71
Forfeited	(61)	30.75	(71)	33.24	(57)	42.46
Nonvested, at end of year	498	29.96	469	33.00	194	43.74
The aggregate grant date fair value of RSUs vested during the years ended October 31, 2015, 2014, and 2013 was $10 million, $9 million, and $10 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Performance-based Stock Options
Performance-based stock options represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market and performance conditions. Performance-based stock options have a seven-year contractual life. Performance-based stock options subject to service and performance conditions are valued using the Black-Scholes option pricing model and cliff-vest at the end of a three-year period, if performance measures are met. Performance -based stock options subject to service and market conditions are valued using a Monte Carlo simulation and cliff-vest at the end of a three-year period, if performance measures are met.
The following table summarizes the performance-based stock options subject to service and performance conditions activity for the years ended October 31:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	941	$35.41	299	$34.47	—	$—
Granted	729	27.61	651	35.83	299	34.47
Forfeited	(261)	33.99	(9)	35.09	—	—
Options outstanding, at end of year	1,409	31.64	941	35.41	299	34.47
There were no performance-based stock options subject to service and performance conditions exercisable during the years ended October 31, 2015, 2014, and 2013.
The performance-based stock options subject to service and performance conditions weighted average grant date fair value of options granted during the years ended October 31, 2015, 2014, and 2013 was $10.53, $14.12, and $14.01, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.4%	1.6%	0.7%
Expected volatility	42.9%	45.5%	54.1%
Expected life (in years)	4.7	4.9	5.1
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
The following table summarizes the performance-based stock options subject to service and market conditions activity for the years ended October 31:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	670	$27.24	759	$27.24	—	$—
Granted	—	—	—	—	917	27.24
Forfeited	(55)	27.24	(89)	27.24	(158)	27.24
Options outstanding, at end of year	615	27.24	670	27.24	759	27.24

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

There were no performance-based stock options subject to service and market conditions exercisable during the years ended October 31, 2015, 2014, and 2013.
The following table summarizes the assumptions used in the calculation of the fair value using a Monte Carlo simulation for the performance-based stock options subject to service and market conditions for the year ended October 31:

2013
Risk-free interest rate	0.9%
Expected volatility	55.4%
Expected life (in years)	5.0
Monte Carlo Simulation Fair Value	$12.41
Performance-based Stock Units
Performance-based stock units ("PSUs") represent the right to receive one share of common stock ("share-settled PSUs") or cash equal to the value of one share of common stock ("cash-settled PSUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market, and performance conditions. Share and cash-settled PSUs subject to service and performance conditions are valued based on the fair value of the common stock at grant date and vest either at the end of the performance period or cliff-vest at the end of a three-year period, if performance measures are met. Cash-settled PSUs are classified as liabilities and are remeasured at each reporting date until settlement.
The following table summarizes PSUs activity for the years ended October 31:

	Share-Settled PSUs subject to Service and Performance Conditions
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	292	$28.48	326	$28.35	—	$—
Granted	—	—	—	—	381	28.19
Forfeited	(48)	27.24	(34)	27.24	(55)	27.24
Nonvested, at end of year	244	28.73	292	28.48	326	28.35

	Cash-Settled PSUs subject to Service and Performance Conditions
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Nonvested, at beginning of year	221	$35.11	—	$—
Granted	277	27.61	225	35.10
Forfeited	(64)	32.95	(4)	35.09
Nonvested, at end of year	434	30.64	221	35.11
Fiscal year 2011 and 2012 cash-settled PSUs subject to service and market conditions are valued using a Monte Carlo simulation. Cash-settled PSUs are classified as liabilities and are remeasured at each reporting date until settlement and vest over a three or extended to five-year period, if performance measures are met.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes cash-settled PSUs subject to service and market conditions activity for the years ended October 31:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	172	$69.64	172	$69.64	314	$68.03
Forfeited	—	—	—	—	(142)	66.09
Nonvested, at end of year	172	69.64	172	69.64	172	69.64
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2015, 2014, and 2013 was $9 million, $16 million and $24 million, respectively. As of October 31, 2015, the minimum performance measures for fiscal year 2013 share-settled PSUs, fiscal year 2011 and 2012 cash-settled PSUs with five-year period, fiscal year 2014 cash-settled PSUs with three-year period and fiscal year 2014 performance-based stock options were not met and no share-based compensation expense was recorded. However, fiscal year 2015 cash-settled PSUs and performance-based stock options partially met the performance measures and share-based compensation expense recorded was based on the interpolated calculated future pay out. Share-based compensation expense will be adjusted each reporting period based on the available current performance measures information for all awards subject to performance conditions. The Company records share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2015, there was $35 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately 1.3 years.
The Company received cash of $1 million, $19 million, and $12 million during the years ended October 31, 2015, 2014, and 2013, respectively, related to stock awards exercised. The Company used cash of $6 million during the year ended October 31, 2015 and $5 million during both the years ended October 31, 2014 and 2013, to settle cash-settled RSUs. The Company did not realize any tax benefit from stock awards exercised for fiscal year 2015, 2014, or 2013.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

20. Supplemental Cash Flow Information
The following table provides additional information about the Company's Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$(6)	$(9)	$(11)
Dividends from non-consolidated affiliates	12	12	13
Equity in income of non-consolidated affiliates, net of dividends	$6	$3	$2
Other non-cash operating activities
Loss (gain) on sale of property and equipment	$(4)	$(9)	$5
Loss on sale and impairment of repossessed collateral	2	3	—
Loss on repurchase of debt	—	11	—
Income from operating leases	(33)	(46)	(75)
Other non-cash operating activities	$(35)	$(41)	$(70)
Changes in other assets and liabilities
Other current assets	$(4)	$62	$6
Other noncurrent assets	12	2	(46)
Other current liabilities	79	(206)	144
Postretirement benefits liabilities	(54)	(82)	(58)
Other noncurrent liabilities	(135)	(78)	190
Other, net	25	20	4
Changes in other assets and liabilities	$(77)	$(282)	$240
Cash paid (received) during the year
Interest, net of amounts capitalized	$239	$258	$237
Income taxes, net of refunds	52	15	(6)
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$2	$3	$—
Transfers to inventories from property and equipment for leases to others	(7)	(14)	(10)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

21. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2015 and 2014, and condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the years ended October 31, 2015, 2014, and 2013, and condensed consolidating statements of cash flows for the years ended October 31, 2015, 2014, and 2013.
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

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,267	$7,413	$(4,540)	$10,140
Costs of products sold	—	6,614	6,510	(4,454)	8,670
Restructuring charges	—	50	26	—	76
Asset impairment charges	—	13	17	—	30
All other operating expenses (income)	88	1,054	399	(68)	1,473
Total costs and expenses	88	7,731	6,952	(4,522)	10,249
Equity in income (loss) of affiliates	(96)	225	2	(125)	6
Income (loss) before income taxes	(184)	(239)	463	(143)	(103)
Income tax benefit (expense)	—	1	(52)	—	(51)
Earnings (loss) from continuing operations	(184)	(238)	411	(143)	(154)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(184)	(238)	414	(143)	(151)
Less: Net income attributable to non-controlling interests	—	—	33	—	33
Net income (loss) attributable to Navistar International Corporation	$(184)	$(238)	$381	$(143)	$(184)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(184)	$(238)	$381	$(143)	$(184)
Other comprehensive income (loss):
Foreign currency translation adjustment	(160)	—	(160)	160	(160)
Defined benefit plans (net of tax of $(5), $14, $(18), $4, and $(5), respectively)	(178)	(192)	14	178	(178)
Total other comprehensive income (loss)	(338)	(192)	(146)	338	(338)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(522)	$(430)	$235	$195	$(522)

Condensed Consolidating Balance Sheet as of October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$456	$81	$375	$—	$912
Marketable securities	112	—	47	—	159
Restricted cash	16	7	98	—	121
Finance and other receivables, net	1	99	2,440	(103)	2,437
Inventories	—	809	342	(16)	1,135
Investments in non-consolidated affiliates	(7,679)	6,204	64	1,477	66
Property and equipment, net	—	737	616	(8)	1,345
Goodwill	—	—	38	—	38
Deferred taxes, net	7	20	137	—	164
Other	33	128	155	(1)	315
Total assets	$(7,054)	$8,085	$4,312	$1,349	$6,692
Liabilities and stockholders’ equity (deficit)
Debt	$1,971	$1,180	$2,151	$(4)	$5,298
Postretirement benefits liabilities	—	2,909	179	—	3,088
Amounts due to (from) affiliates	(7,574)	10,280	(2,879)	173	—
Other liabilities	3,716	207	(388)	(69)	3,466
Total liabilities	(1,887)	14,576	(937)	100	11,852
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,167)	(6,491)	5,242	1,249	(5,167)
Total liabilities and stockholders’ equity (deficit)	$(7,054)	$8,085	$4,312	$1,349	$6,692

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$87	$184	$168	$(393)	$46
Cash flows from investment activities
Net change in restricted cash and cash equivalents	3	(4)	43	—	42
Net sales of marketable securities	266	—	180	—	446
Capital expenditures and purchase of equipment leased to others	—	(82)	(116)	—	(198)
Other investing activities	—	3	23	—	26
Net cash provided by (used in) investment activities	269	(83)	130	—	316
Cash flows from financing activities
Net borrowings (repayments) of debt	(2)	(38)	(113)	268	115
Other financing activities	1	(35)	(108)	125	(17)
Net cash provided by (used in) financing activities	(1)	(73)	(221)	393	98
Effect of exchange rate changes on cash and cash equivalents	—	—	(45)	—	(45)
Increase in cash and cash equivalents	355	28	32	—	415
Cash and cash equivalents at beginning of the year	101	53	343	—	497
Cash and cash equivalents at end of the year	$456	$81	$375	$—	$912

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,269	$8,196	$(4,659)	$10,806
Costs of products sold	—	6,794	7,337	(4,597)	9,534
Restructuring charges	—	8	34	—	42
Asset impairment charges	—	16	167	—	183
All other operating expenses (income)	(48)	1,003	541	116	1,612
Total costs and expenses	(48)	7,821	8,079	(4,481)	11,371
Equity in income (loss) of affiliates	(680)	(169)	5	853	9
Income (loss) before income taxes	(632)	(721)	122	675	(556)
Income tax benefit (expense)	13	25	(64)	—	(26)
Earnings (loss) from continuing operations	(619)	(696)	58	675	(582)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(619)	(696)	61	675	(579)
Less: Net income attributable to non-controlling interests	—	—	40	—	40
Net income (loss) attributable to Navistar International Corporation	$(619)	$(696)	$21	$675	$(619)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(619)	$(696)	$21	$675	$(619)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	—	(52)	52	(52)
Unrealized gain on marketable securities	1	—	1	(1)	1
Defined benefit plans (net of tax of $(2), $0, $(2), $2, and $(2), respectively)	(388)	(397)	9	388	(388)
Total other comprehensive income (loss)	(439)	(397)	(42)	439	(439)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(1,058)	$(1,093)	$(21)	$1,114	$(1,058)

Condensed Consolidating Balance Sheet as of October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$101	$53	$343	$—	$497
Marketable securities	379	—	226	—	605
Restricted cash	19	4	148	—	171
Finance and other receivables, net	—	124	2,504	(12)	2,616
Inventories	—	792	539	(12)	1,319
Investments in non-consolidated affiliates	(7,245)	6,410	71	837	73
Property and equipment, net	—	827	740	(5)	1,562
Goodwill	—	—	38	—	38
Deferred taxes, net (A)	5	25	169	1	200
Other	34	137	194	(3)	362
Total assets	$(6,707)	$8,372	$4,972	$806	$7,443
Liabilities and stockholders’ equity (deficit)
Debt	$1,958	$937	$2,336	$(7)	$5,224
Postretirement benefits liabilities (A)	—	2,752	203	—	2,955
Amounts due to (from) affiliates	(7,618)	11,739	(4,267)	146	—
Other liabilities	3,605	370	(22)	(71)	3,882
Total liabilities	(2,055)	15,798	(1,750)	68	12,061
Redeemable equity securities	2	—	—	—	2
Stockholders’ equity attributable to non-controlling interest	—	—	34	—	34
Stockholders’ equity (deficit) attributable to Navistar International Corporation (A)	(4,654)	(7,426)	6,688	738	(4,654)
Total liabilities and stockholders’ equity (deficit)	$(6,707)	$8,372	$4,972	$806	$7,443
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(285)	$(1,287)	$(112)	$1,348	$(336)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	5	(1)	(84)	—	(80)
Net sales of marketable securities	203	—	22	—	225
Capital expenditures and purchase of equipment leased to others	—	(114)	(163)	—	(277)
Other investing activities	—	17	40	—	57
Net cash provided by (used in) investment activities	208	(98)	(185)	—	(75)
Cash flows from financing activities
Net borrowings (repayments) of debt	(176)	1,306	409	(1,389)	150
Other financing activities	18	60	(90)	41	29
Net cash provided by (used in) financing activities	(158)	1,366	319	(1,348)	179
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Decrease in cash and cash equivalents	(235)	(19)	(4)	—	(258)
Cash and cash equivalents at beginning of the year	336	72	347	—	755
Cash and cash equivalents at end of the year	$101	$53	$343	$—	$497

Condensed Consolidating Statement of Operations for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$6,426	$8,979	$(4,630)	$10,775
Costs of products sold	—	6,629	7,720	(4,588)	9,761
Restructuring charges	—	15	10	—	25
Asset impairment charges	—	81	16	—	97
All other operating expenses (income)	(208)	1,180	659	246	1,877
Total costs and expenses	(208)	7,905	8,405	(4,342)	11,760
Equity in income (loss) of affiliates	(1,108)	161	4	954	11
Income (loss) before income taxes	(900)	(1,318)	578	666	(974)
Income tax benefit (expense)	2	244	(75)	—	171
Earnings (loss) from continuing operations	(898)	(1,074)	503	666	(803)
Loss from discontinued operations, net of tax	—	—	(41)	—	(41)
Net income (loss)	(898)	(1,074)	462	666	(844)
Less: Net income attributable to non-controlling interests	—	—	54	—	54
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss) attributable to Navistar International Corporation	$(898)	$(1,074)	$408	$666	$(898)
Other comprehensive income (loss):
Foreign currency translation adjustment	(51)	—	(51)	51	(51)
Defined benefit plans (net of tax of $(233), $(207), $(26), $233, and $(233), respectively)	552	687	74	(761)	552
Total other comprehensive income (loss)	501	687	23	(710)	501
Total comprehensive income (loss) attributable to Navistar International Corporation	$(397)	$(387)	$431	$(44)	$(397)

Condensed Consolidating Statement of Cash Flows for the Year ended October 31, 2013
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(669)	$(355)	$401	$723	$100
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	5	65	—	70
Net purchases of marketable securities	(267)	—	(97)	—	(364)
Capital expenditures and purchase of equipment leased to others	—	(422)	(177)	—	(599)
Other investing activities	—	87	(4)	—	83
Net cash used in investment activities	(267)	(330)	(213)	—	(810)
Cash flows from financing activities
Net borrowings (repayments) of debt	540	409	(40)	(793)	116
Other financing activities	30	293	(116)	70	277
Net cash provided by (used in) financing activities	570	702	(156)	(723)	393
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
Increase (decrease) in cash and cash equivalents	(366)	17	17	—	(332)
Cash and cash equivalents at beginning of the year	702	55	330	—	1,087
Cash and cash equivalents at end of the year	$336	$72	$347	$—	$755

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

22. Selected Quarterly Financial Data (Unaudited)
The following tables provide our Quarterly Condensed Consolidated Statements of Operations and Financial Data:

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2015	2014	2015	2014
Sales and revenues, net	$2,421	$2,208	$2,693	$2,746
Manufacturing gross margin(A)(B)	340	155	298	240
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax(C)	$(42)	$(249)	$(64)	$(298)
Loss from discontinued operations, net of tax	—	1	—	1
Net loss	$(42)	$(248)	$(64)	$(297)
Loss per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.52)	$(3.07)	$(0.78)	$(3.66)
Discontinued operations	—	0.02	—	0.01
	$(0.52)	$(3.05)	$(0.78)	$(3.65)
Diluted:
Continuing operations	$(0.52)	$(3.07)	$(0.78)	$(3.66)
Discontinued operations	—	0.02	—	0.01
	$(0.52)	$(3.05)	$(0.78)	$(3.65)
Market price range-common stock:
High	$38.05	$41.57	$31.28	$39.45
Low	28.99	30.80	27.50	29.08

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2015	2014	2015	2014
Sales and revenues, net	$2,538	$2,844	$2,488	$3,008
Manufacturing gross margin(A)(B)	329	389	358	335
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax(C)	$(30)	$(3)	$(51)	$(72)
Income (loss) from discontinued operations, net of tax	2	1	1	—
Net loss	$(28)	$(2)	$(50)	$(72)
Loss per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.37)	$(0.04)	$(0.62)	$(0.88)
Discontinued operations	0.03	0.02	0.01	—
	$(0.34)	$(0.02)	$(0.61)	$(0.88)
Diluted:
Continuing operations	$(0.37)	$(0.04)	$(0.62)	$(0.88)
Discontinued operations	0.03	0.02	0.01	—
	$(0.34)	$(0.02)	$(0.61)	$(0.88)
Market price range-common stock:
High	$30.41	$39.41	$19.91	$40.17
Low	16.32	32.45	11.21	29.54
_______________________
(A) Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.
(B) We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the fourth quarter of 2015, we recognized a charge for adjustments to pre-existing warranties from continuing operations of $40 million. In the fourth quarter of 2014, we recognized a benefit for adjustments to pre-existing warranties of $10 million.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of October 31, 2015, due to the material weakness in internal control over financial reporting described below. To mitigate the exposure resulting from the weakness in disclosure controls and procedures, prior to filing this Annual Report on Form 10-K, we completed substantive procedures to conclude that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). As a result of that evaluation, management concluded that a material weakness exists as described below:
We did not have sufficient controls designed to validate the proper classification of warranty claims data, including type of warranty coverage and product/component, which is used to determine the warranty accrual and expense. This material weakness resulted in misstatements in our warranty accrual that were corrected prior to the issuance of our consolidated financial statements. The classification misstatements did not materially impact our consolidated financial statements, including our warranty cash outlays for claims. However, a reasonable possibility exists that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis. Because of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2015. Their report appears in Item 8 of this Annual Report on Form 10-K.
(d) Remediation Plan(s)
To remediate the above identified material weakness, the Company intends to design, document, implement, and test controls to validate proper classification of warranty claims data. This will include both system enhancements as well as manual controls.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2016 annual meeting of stockholders to be held February 10, 2016 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page
(3)*	Articles of Incorporation and By-Laws	E-1
(4)*	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)*	Material Contracts	E-3
(11)*	Computation of Earnings (loss) per Share (incorporated by reference from Note 18. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	131
(12)*	Computation of Ratio of Earnings to Fixed Charges	E-22
(21)*	Subsidiaries of the Registrant	E-23
(23.1)*	Consent of Independent Registered Public Accounting Firm	E-24
(24)*	Power of Attorney	E-25
(31.1)*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-26
(31.2)*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-27
(32.1)*	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-28
(32.2)*	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-29
(99.1)	Additional Financial Information (Unaudited)	E-30
(101.INS)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A
_________________________

*
Indicates exhibits not included within this 2015 Annual Report to Shareholders. These exhibits were included within our Annual Report on Form 10-K for the year ended October 31, 2015, which was filed on December 17, 2015.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2015
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2015
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 17, 2015
Samara A. Strycker

/s/ MICHAEL N. HAMMES	Director	December 17, 2015
Michael N. Hammes

/s/ VINCENT J. INTRIERI	Director	December 17, 2015
Vincent J. Intrieri

/s/ JAMES H. KEYES	Director	December 17, 2015
James H. Keyes

/s/ STANLEY A. MCCHRYSTAL	Director	December 17, 2015
Stanley A. McChrystal

/s/ SAMUEL J. MERKSAMER	Director	December 17, 2015
Samuel J. Merksamer

/s/ MARK H. RACHESKY	Director	December 17, 2015
Mark H. Rachesky

/s/ DENNIS D. WILLIAMS	Director	December 17, 2015
Dennis D. Williams

/s/ MICHAEL F. SIRIGNANO	Director	December 17, 2015
Michael F. Sirignano