Form 10-Q
period 2016-01-31
NAVISTAR INTERNATIONAL CORP
filed 2016-03-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 29, 2016, the number of shares outstanding of the registrant’s common stock was 81,593,034, net of treasury shares.

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within (i) our Annual Report on Form 10-K for the year ended October 31, 2015, which was filed on December 17, 2015, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2016	2015
Sales and revenues
Sales of manufactured products, net	$1,730	$2,385
Finance revenues	35	36
Sales and revenues, net	1,765	2,421
Costs and expenses
Costs of products sold	1,466	2,045
Restructuring charges	3	3
Asset impairment charges	2	7
Selling, general and administrative expenses	205	241
Engineering and product development costs	58	79
Interest expense	81	77
Other income, net	(22)	(3)
Total costs and expenses	1,793	2,449
Equity in income (loss) of non-consolidated affiliates	(1)	2
Loss from continuing operations before income taxes	(29)	(26)
Income tax benefit (expense)	5	(7)
Loss from continuing operations	(24)	(33)
Income (loss) from discontinued operations, net of tax	—	—
Net loss	(24)	(33)
Less: Net income attributable to non-controlling interests	9	9
Net loss attributable to Navistar International Corporation	$(33)	$(42)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(33)	$(42)
Income (loss) from discontinued operations, net of tax	—	—
Net loss	$(33)	$(42)

Loss per share:
Basic:
Continuing operations	$(0.40)	$(0.52)
Discontinued operations	—	—
	$(0.40)	$(0.52)

Diluted:
Continuing operations	$(0.40)	$(0.52)
Discontinued operations	—	—
	$(0.40)	$(0.52)

Weighted average shares outstanding:
Basic	81.7	81.5
Diluted	81.7	81.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended January 31,
	2016	2015
Net loss	$(24)	$(33)
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	(59)
Defined benefit plans (net of tax of $0 and $(1), respectively)	33	32
Total other comprehensive loss	—	(27)
Comprehensive loss	(24)	(60)
Less: Comprehensive income attributable to non-controlling interests	9	9
Total comprehensive loss attributable to Navistar International Corporation	$(33)	$(69)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2016	October 31, 2015
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$579	$912
Marketable securities	152	159
Trade and other receivables, net	340	429
Finance receivables, net	1,431	1,779
Inventories, net	1,269	1,135
Deferred taxes, net	—	36
Other current assets	168	172
Total current assets	3,939	4,622
Restricted cash	118	121
Trade and other receivables, net	12	13
Finance receivables, net	198	216
Investments in non-consolidated affiliates	64	66
Property and equipment (net of accumulated depreciation and amortization of $2,555 and $2,546, respectively)	1,304	1,345
Goodwill	38	38
Intangible assets (net of accumulated amortization of $123 and $120, respectively)	52	57
Deferred taxes, net	157	128
Other noncurrent assets	98	86
Total assets	$5,980	$6,692
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,492	$1,110
Accounts payable	1,031	1,301
Other current liabilities	1,277	1,377
Total current liabilities	3,800	3,788
Long-term debt	3,607	4,188
Postretirement benefits liabilities	2,966	2,995
Deferred taxes, net	—	14
Other noncurrent liabilities	797	867
Total liabilities	11,170	11,852
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock (86.8 shares issued, and $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,501	2,499
Accumulated deficit	(4,899)	(4,866)
Accumulated other comprehensive loss	(2,601)	(2,601)
Common stock held in treasury, at cost (5.3 shares, at both dates)	(209)	(210)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,197)	(5,167)
Stockholders’ equity attributable to non-controlling interests	7	7
Total stockholders’ deficit	(5,190)	(5,160)
Total liabilities and stockholders’ deficit	$5,980	$6,692

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2016	2015
Cash flows from operating activities
Net loss	$(24)	$(33)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39	58
Depreciation of equipment leased to others	19	21
Deferred taxes, including change in valuation allowance	(18)	(12)
Asset impairment charges	2	7
Amortization of debt issuance costs and discount	9	9
Stock-based compensation	1	2
Provision for doubtful accounts, net of recoveries	2	(3)
Equity in income of non-consolidated affiliates, net of dividends	1	5
Other non-cash operating activities	(5)	(11)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(128)	(254)
Net cash used in operating activities	(102)	(211)
Cash flows from investing activities
Purchases of marketable securities	(117)	(140)
Sales of marketable securities	115	507
Maturities of marketable securities	9	63
Net change in restricted cash and cash equivalents	(1)	53
Capital expenditures	(29)	(17)
Purchases of equipment leased to others	(49)	(10)
Proceeds from sales of property and equipment	14	1
Investments in non-consolidated affiliates	(1)	—
Net cash provided by (used in) investing activities	(59)	457
Cash flows from financing activities
Proceeds from issuance of securitized debt	50	250
Principal payments on securitized debt	(8)	(240)
Net change in secured revolving credit facilities	(108)	(27)
Proceeds from issuance of non-securitized debt	42	35
Principal payments on non-securitized debt	(77)	(78)
Net decrease in notes and debt outstanding under revolving credit facilities	(70)	(43)
Principal payments under financing arrangements and capital lease obligations	(1)	—
Debt issuance costs	(1)	(4)
Proceeds from financed lease obligations	7	10
Dividends paid by subsidiaries to non-controlling interest	(10)	(12)
Other financing activities	1	—
Net cash used in financing activities	(175)	(109)
Effect of exchange rate changes on cash and cash equivalents	3	(14)
Increase (decrease) in cash and cash equivalents	(333)	123
Cash and cash equivalents at beginning of the period	912	497
Cash and cash equivalents at end of the period	$579	$620

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(33)	—	—	9	(24)
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(1)	—	—	1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(10)	(10)
Acquire remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	1	1
Balance as of January 31, 2016	$2	$9	$2,501	$(4,899)	$(2,601)	$(209)	$7	$(5,190)

Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(42)	—	—	9	(33)
Total other comprehensive loss	—	—	—	—	(27)	—	—	(27)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(4)	—	—	3	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(12)	(12)
Balance as of January 31, 2015	$3	$9	$2,500	$(4,724)	$(2,290)	$(218)	$31	$(4,689)

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
Our fiscal year ends on October 31. As such, all references to 2016 and 2015 contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
Reclassifications were made to present the net change in secured revolving credit facilities as a separate line rather than within proceeds from issuance of securitized debt and principal payments on securitized debt in the Condensed Statements of Cash Flows. This reclassification did not have an impact on our Condensed Statements of Cash Flows.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2015, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") joint venture with Ford. As a result, our Consolidated Balance Sheets include assets of $40 million and $50 million and liabilities of $5 million and $7 million as of January 31, 2016 and October 31, 2015, respectively, including $3 million and $7 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $899 million and $1.1 billion as of January 31, 2016 and October 31, 2015, respectively, and liabilities of $766 million and $844 million as of January 31, 2016 and October 31, 2015, respectively, all of which are involved in securitizations that are treated as asset-backed debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In addition, our Consolidated Balance Sheets include secured assets of $162 million and $235 million as of January 31, 2016 and October 31, 2015, respectively, and corresponding liabilities of $107 million as of both January 31, 2016 and October 31, 2015, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2016	2015
Balance at beginning of period	$994	$1,197
Costs accrued and revenues deferred	26	50
Currency translation adjustment	(1)	(2)
Adjustments to pre-existing warranties(A)	5	(57)
Payments and revenues recognized	(102)	(105)
Balance at end of period	922	1,083
Less: Current portion	421	497
Noncurrent accrued product warranty and deferred warranty revenue	$501	$586
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

In the first quarter of 2015, we recorded a benefit for adjustments to pre-existing warranties of $57 million or $0.70 per diluted share. The impact of income taxes on the adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $383 million and $401 million at January 31, 2016 and October 31, 2015, respectively. Revenue recognized under our extended warranty programs was $38 million and $37 million for the three months ended January 31, 2016 and 2015, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2016, approximately 5,500, or 77%, of our hourly workers and approximately 300, or 5%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Inventories
Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $440 million at January 31, 2016 from $390 million at October 31, 2015, offset by reserves of $145 million and $110 million, respectively. During the quarter ended January 31, 2016, additional reserves of $35 million were recorded primarily in Costs of products sold.
In valuing our used truck inventory, we are required to make assumptions regarding the level of reserves required to value inventories at their net realizable value ("NRV"). Our judgments and estimates for used truck inventory are based on an analysis of current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. The NRV is subject to change based on numerous conditions taking into account age, specifications, mileage, timing of sales, market mix and current and forecasted pricing. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, actions of our competitors, and the ability to sell used trucks in a timely manner.
Recently Adopted Accounting Standards
In the three months ended January 31, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements and method of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Our effective date for this ASU is November 1, 2019. Adoption will require a modified retrospective transition. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at January 31, 2016
Employee termination charges	$62	$4	$(22)	$(2)	$42
Lease vacancy	5	—	(3)	—	2
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(25)	$(2)	$45

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at January 31, 2015
Employee termination charges	$8	$3	$(3)	$(1)	$7
Lease vacancy	11	—	(2)	—	9
Other	1	—	—	—	1
Restructuring liability	$20	$3	$(5)	$(1)	$17
North American Manufacturing Restructuring Activities
We continue to focus on our core Truck and Parts businesses. We continue to evaluate our portfolio of assets to validate their strategic and financial fit, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. For those areas that fall outside our core businesses, we are evaluating alternatives which could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. We appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, we filed a notice of motion for leave to appeal to the Court of Appeal for Ontario, which was perfected on August 25, 2015 through an additional filing. On December 21, 2015, the Ontario Court of Appeal denied the motion for leave to appeal. We are in the process of preparing the final partial wind-up report for approval by the Financial Services Commission of Ontario. Potential charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to governmental approval, employee negotiation, acceptance rates and the resolution of disputes related thereto. In addition, we are evaluating the impact of the ruling on prior plan administration practices and it is probable that additional charges will be recognized, but those charges are currently not estimable.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility and on June 30, 2015, we closed this foundry. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result, in the first quarter of 2015, the Truck segment recognized charges of $13 million for the acceleration of depreciation of certain assets related to the foundry facilities. These charges are reported within Costs of products sold in our Consolidated Statements of Operations.
Asset Impairments
In the first quarter of 2016, we concluded that a triggering event occurred in connection with the potential sale of Pure Power Technologies ("PPT") assets requiring the impairment of its assets in the Truck segment.  As a result, a charge of approximately $2 million was recognized in the first quarter of 2016. This charge is reported within Asset impairment charges in our Consolidated Statements of Operations. In February 2016, we sold PPT, a components business focused on air and fuel systems.
In the first quarter of 2015, we concluded we had a triggering event related to certain equipment leased to others. As a result, the Truck segment recorded $7 million of asset impairment charges. These charges are reported within Asset impairment charges in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.1 billion and $2.5 billion as of January 31, 2016 and October 31, 2015, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.6 billion and $2.0 billion as of January 31, 2016 and October 31, 2015, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net consist of the following:

(in millions)	January 31, 2016	October 31, 2015
Retail portfolio	$446	$554
Wholesale portfolio	1,206	1,467
Total finance receivables	1,652	2,021
Less: Allowance for doubtful accounts	23	26
Total finance receivables, net	1,629	1,995
Less: Current portion, net(A)	1,431	1,779
Noncurrent portion, net	$198	$216
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2016 and October 31, 2015, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $843 million and $1.0 billion as of January 31, 2016 and October 31, 2015, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $43 million and $96 million as of January 31, 2016 and October 31, 2015, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended January 31,
(in millions)	2016	2015
Retail notes and finance leases revenue	$10	$13
Wholesale notes interest	26	24
Operating lease revenue	16	15
Retail and wholesale accounts interest	7	8
Gross finance revenues	59	60
Less: Intercompany revenues	(24)	(24)
Finance revenues	$35	$36
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	2	—	3	5
Charge-off of accounts(A)	(3)	—	(1)	(4)
Other(B)	(2)	—	(1)	(3)
Allowance for doubtful accounts, at end of period	$19	$4	$23	$46

	Three Months Ended January 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	2	—	—	2
Charge-off of accounts(A)	(1)	—	(3)	(4)
Other(B)	(2)	—	(3)	(5)
Allowance for doubtful accounts, at end of period	$23	$3	$32	$58
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million in both the three months ended January 31, 2016 and 2015.

(B)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	January 31, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$19	$—	$19	$21	$—	$21
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	12	—	12	9	—	9
Finance receivables on non-accrual status	19	—	19	21	—	21
The average balances of the impaired finance receivables in the retail portfolio were $20 million and $19 million during the three months ended January 31, 2016 and 2015, respectively.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$382	$1,202	$1,584	$486	$1,461	$1,947
30-90 days past due	46	3	49	48	4	52
Over 90 days past due	18	1	19	20	2	22
Total finance receivables	$446	$1,206	$1,652	$554	$1,467	$2,021
5. Inventories
The following table presents the components of Inventories:

(in millions)	January 31, 2016	October 31, 2015
Finished products	$891	$837
Work in process	69	34
Raw materials	309	264
Total inventories, net	$1,269	$1,135

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt

(in millions)	January 31, 2016	October 31, 2015
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $16 and $17, respectively	$1,024	$1,023
8.25% Senior Notes, due 2021, net of unamortized discount of $17 and $18, respectively	1,183	1,182
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $13 and $14, respectively	187	186
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $30 and $32, respectively	381	379
Debt of majority-owned dealerships	20	28
Financing arrangements and capital lease obligations	46	49
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Financed lease obligations	91	111
Other	15	15
Total Manufacturing operations debt	3,172	3,198
Less: Current portion	87	103
Net long-term Manufacturing operations debt	$3,085	$3,095

(in millions)	January 31, 2016	October 31, 2015
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2021	$784	$870
Bank revolvers, at fixed and variable rates, due dates from 2016 through 2020	981	1,063
Commercial paper, at variable rates, program matures in 2017	74	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	88	81
Total Financial Services operations debt	1,927	2,100
Less: Current portion	1,405	1,007
Net long-term Financial Services operations debt	$522	$1,093
Financial Services Operations
Asset-backed Debt
In February 2016, the maximum capacity of NFC’s wholesale variable funding notes facility was increased from $375 million to $500 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2016 and 2015, we contributed $19 million and $30 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $80 million to our pension plans during the remainder of 2016.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2016 and 2015, as well as anticipated contributions for the remainder of 2016, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2016	2015	2016	2015
Service cost for benefits earned during the period	$2	$3	$1	$1
Interest on obligation	30	36	15	18
Amortization of cumulative loss	26	25	8	10
Amortization of prior service benefit	—	—	—	(1)
Premiums on pension insurance	4	1	—	—
Expected return on assets	(42)	(49)	(6)	(7)
Net periodic benefit expense	$20	$16	$18	$21
In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we are using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Interest on the obligation as reported above is $9 million and $4 million lower in the current quarter for pension and for health and life insurance, respectively, as a result of using the spot rate approach compared to the historical approach.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $9 million in the three months ended January 31, 2016 and 2015, respectively.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees pursuant to a certain Retiree Supplemental Benefit Program under the 1993 Settlement Agreement ("Supplemental Benefit Program"), is not part of our consolidated financial statements.
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 11, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. For all periods presented, U.S. and certain foreign results are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings, impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
We have reviewed the impact of recently enacted U.S. tax legislation, the most significant of which is the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act of 2015"), which extended the rules allowing us to forego bonus depreciation in exchange for refunds of previously paid Alternative Minimum Tax ("AMT"). This change has resulted in the likely realization of our deferred AMT credits, on a more likely than not basis, which supports the release of the associated valuation allowance. In addition, PATH Act of 2015 extended the "look-through rule," under subpart F of the U.S. Internal Revenue Code, which had expired for us on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 with retroactive effect to the beginning of our 2016 fiscal year, and the rule will remain in place through our 2020 fiscal year. This rule extension will allow us to reverse recently recognized deferred tax liabilities associated with earnings in foreign jurisdictions. However, since the reversal of this deferred tax liability will also have an associated and completely offsetting valuation allowance effect, there is no impact to total deferred taxes due to this change.
In the first quarter of 2016, we elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount for each jurisdiction. In accordance with the adoption of ASU 2015-17 we have chosen to apply this change prospectively, and as a result, prior year amounts are maintained as originally filed.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As mentioned above, we have concluded that the valuation allowance on our U.S. deferred AMT credits is no longer necessary. This partial valuation allowance release resulted in an income tax benefit of $13 million. We continue to maintain a valuation allowance on our remaining U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe at January 31, 2016 that it is more likely than not that they will be realized, it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2016, the amount of liability for uncertain tax positions was $41 million. The liability at January 31, 2016 has a recorded offsetting tax benefit associated with various issues that total $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three months ended January 31, 2016 and 2015, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	January 31, 2016				October 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$44	$—	$—	$44	$53	$—	$—	$53
Other	108	—	—	108	106	—	—	106
Derivative financial instruments:
Foreign currency contracts(A)	—	1	—	1	—	1	—	1
Total assets	$152	$1	$—	$153	$159	$1	$—	$160
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$5	$—	$5	$—	$2	$—	$2
Foreign currency contracts(B)	—	1	—	1	—	2	—	2
Guarantees	—	—	10	10	—	—	10	10
Total liabilities	$—	$6	$10	$16	$—	$4	$10	$14
_________________________

(A)	The asset value of foreign currency contracts is included in other current assets as of January 31, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

(B)
The liability value of commodity forward contracts and foreign currency contracts is included in other current liabilities as of January 31, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2016	2015
Guarantees, at November 1	$(10)	$(8)
Transfers out of Level 3	—	—
Issuances	(1)	—
Settlements	1	—
Guarantees, at January 31	$(10)	$(8)
Change in unrealized gains on assets (liabilities) still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	January 31, 2016	October 31, 2015
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$19	$21
Specific loss reserve	(12)	(9)
Fair value	$7	$12
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$145	$145	$143
Notes receivable	—	—	2	2	2
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	910	910	1,024
8.25% Senior Notes, due 2021	750	—	—	750	1,183
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	95	95	187
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	172	172	381
Debt of majority-owned dealerships	—	—	20	20	20
Financing arrangements	—	—	14	14	41
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	220	—	220	225
Financed lease obligations	—	—	91	91	91
Other	—	—	14	14	15
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2021	—	—	780	780	784
Bank revolvers, at fixed and variable rates, due dates from 2016 through 2020	—	—	969	969	981
Commercial paper, at variable rates, program matures in 2017	74	—	—	74	74
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	—	—	88	88	88

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2016 and 2015. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2016 and 2015.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Collateral is generally not required to be provided by our counter-parties for derivative contracts. However, certain of our derivative contracts contain provisions that require us to provide collateral if certain loss thresholds are exceeded. Collateral of $3 million was provided as of January 31, 2016 and $1 million of collateral was provided as of October 31, 2015. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At January 31, 2016 and October 31, 2015, our exposure to the credit risk of others was $2 million and $1 million, respectively.

The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

		Three Months Ended January 31,
(in millions)	Location in Consolidated Statements of Operations	2016	2015
Cross currency swaps	Other income, net	$—	$2
Foreign currency contracts	Other income, net	(1)	1
Commodity forward contracts	Costs of products sold	5	10
Total loss		$4	$13
Foreign Currency Contracts
During 2016 and 2015, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Brazilian Reais, Euros, Canadian Dollars, and Mexican Pesos. All contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions would be affected by changes in exchange rates between the U.S. Dollar and the respective foreign currency.
The following table presents the outstanding foreign currency contracts as of January 31, 2016 and October 31, 2015:

(in millions)	Currency	Notional Amount		Maturity
As of January 31, 2016
Forward exchange contract	EUR		€24	February 2016 - October 2016(A)
Forward exchange contract	MXN	₱	889	February 2016(B)
As of October 31, 2015
Forward exchange contract	EUR		€30	November 2015 - October 2016(C)
Forward exchange contract	CAD	C$	25	November 2015
Forward exchange contract	MXN	₱	1,270	November 2015
_________________________
(A) Forward exchange contracts of €2 million settled in February 2016, €3 million matured in February 2016, €4 million mature in March 2016, €3 million mature in April 2016, and €2 million mature each month from May 2016 through October 2016.
(B)     Forward exchange contracts of ₱431 million matured in January 2016 but settled in February 2016 and ₱458 million matured and settled in February 2016.
(C)    Forward exchange contracts of €2 million settled in November 2015, €3 million matured in November 2015, €3 million matured in December 2015, €4 million matured in January 2016, and €2 million mature each month from February 2016 through October 2016.

Commodity Forward Contracts
During 2016 and 2015, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of January 31, 2016, we had outstanding diesel fuel contracts with aggregate notional values of $26 million and outstanding steel contracts with aggregate notional values of $12 million. The commodity forward contracts have various maturity dates through December 31, 2016. As of October 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $6 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of January 31, 2016, the notional amount of our outstanding cross currency swaps was $28 million. As of October 31, 2015, there were no outstanding cross currency swaps. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities, and fluctuations in the value of the peso, as required under our Mexican bank credit facilities. As of January 31, 2016 and October 31, 2015, the notional amount of our outstanding interest rate caps at our Mexican financial services operation was $133 million and $108 million, respectively.
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together “BMO”) as part of General Electric’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital has been, and going forward BMO will be, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2016 and October 31, 2015, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion and $2.3 billion at January 31, 2016 and October 31, 2015, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $84 million and financed lease obligations of $91 million in our Consolidated Balance Sheets as of January 31, 2016.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2016, the amount of stand-by letters of credit and surety bonds was $88 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of January 31, 2016, the total credit limit under this program was $11 million of which $8 million was unused.
In addition, as of January 31, 2016, we have entered into various purchase commitments of $15 million and contracts that have cancellation fees of $51 million with various expiration dates through 2020.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
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
We have accrued $23 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2016. The majority of these accrued liabilities are expected to be paid subsequent to 2017.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the 6th Circuit Court of Appeals remanded the case to the Court with instructions that the Committee’s claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator. The discovery process has commenced.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at January 31, 2016), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at January 31, 2016). In November 2014, IIAA extended a settlement offer. Currently, the parties remain in settlement discussions concerning the sanctions amount and the provisions of a Consent Agreement.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against Navistar International Corporation, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks (collectively, "Navistar") in Canada in the Supreme Court of British Columbia (the "N&C Action").  Subsequently, six additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions"). A certification hearing is scheduled in the N&C Action starting on June 13, 2016. The plaintiff submitted application materials for the certification motion, and Navistar's responding materials were filed on December 4, 2015. There are no court dates scheduled in any of the other Canadian Actions at this time.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
EPA Clean Air Act Litigation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the United States Environmental Protection Agency (the "EPA") pertaining to certain heavy-duty diesel engines which, according to EPA, were not completely assembled by Navistar, Inc. until calendar year 2010 and, therefore, were not covered by Navistar, Inc.'s model year 2009 certificates of conformity. The NOV concluded that Navistar, Inc.'s introduction into commerce of each of these engines violated the Federal Clean Air Act.
On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against the Company and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that the Company and Navistar, Inc. introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, the Company and Navistar, Inc. each filed an Answer and Affirmative Defenses to the Amended Complaint. On December 1, 2015, the Court entered an order setting a discovery schedule. Discovery in the matter will proceed in two phases. Fact discovery for the liability phase commenced on December 9, 2015, and is scheduled to be completed on August 9, 2016, followed by expert discovery. The deadline for dispositive motions is January 20, 2017. After completion of the first phase, the Court will, if necessary, set further dates for a remedy phase. The Company and Navistar, Inc. dispute the allegations in the lawsuit.
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
In May 2013, an order was entered transferring and consolidating all 10b-5 Cases before one judge sitting in the U.S. District Court for the Northern District of Illinois and in July 2013, the Court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a Consolidated Amended Complaint in October 2013.  The Consolidated Amended Complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, defendants filed a motion to dismiss the Consolidated Amended Complaint.   On July 22, 2014, the Court granted the defendants' Motion to Dismiss, denied the lead plaintiff's Motion to Strike as moot, and gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014.
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
Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiffs’ claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice. At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached, subject to, among other things, final documentation, confirmatory discovery and Court approval, and the Court filed a minute entry reflecting such report. At a February 2, 2016 status conference, the parties reported on the status of settlement documentation and confirmatory discovery and the Court set a new status conference for April 5, 2016.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$16 million as of January 31, 2016), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$32 million as of January 31, 2016) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. The parties now expect the arbitral tribunal to set a hearing date. As of January 31, 2016, the approximate amount of the IIAA claim against Navitrucks is R$119 million (approximately US$29 million as of January 31, 2016), and the approximate amount of the Navitrucks claim against IIAA is R$116 million (approximately US$29 million as of January 31, 2016). In addition, Navitrucks has acknowledged that IIAA is entitled to a credit against Navitrucks’ damages claim in the approximate amount of R$64 million (approximately US$16 million as of January 31, 2016).
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
In addition, two other truck dealers and a truck fleet owner in Brazil initiated separate adversarial proceedings against IIAA that may have similar legal and factual issues as the Navitrucks claim. One truck dealer proceeding was resolved in favor of IIAA and the other two proceedings remain pending. These other claims are not material either individually or in the aggregate.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On August 13 and 17, 2015, the SEC staff transmitted “Wells Notices” in connection with the formal order of investigation from July 2012 described above. The Notices state that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and its former chief executive officer, Daniel Ustian, alleging violations of the Securities Exchange Act of 1934, certain related regulations, the Securities Act of 1933, and an August 5, 2010 Order Instituting Cease-and-Desist Proceedings against the Company. We have been informed that the issues the staff may recommend the SEC pursue concern three applications in 2011 and 2012 by Navistar to the EPA for certification of heavy-duty diesel engines emitting 0.2g of NOx, as well as disclosures related to the circumstances of Mr. Ustian’s departure from the Company in August 2012. On September 17, 2015, Navistar submitted to the SEC a response to its Wells Notices addressing the aforementioned issues. On October 13, 2015, Navistar met with the SEC to further respond to the Wells Notices and has had subsequent discussions with the SEC since that date. To resolve this matter, the Company has made an offer of settlement to the investigative staff of the SEC, and the investigative staff has decided to recommend that offer of settlement to the SEC. Under the proposed settlement, in which the Company would neither admit nor deny wrongdoing, the Company would consent to the entry of an administrative order with respect to negligence-based charges pertaining to periodic filing requirements and material misstatements or omissions related to the issues enumerated above. The Company would also agree to pay a civil penalty which was accrued for on the Company's Consolidated Balance Sheets as of October 31, 2015. The proposed settlement is subject to final approval by the SEC. We cannot assure you the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be or how it may impact our future consolidated financial condition, results of operations or cash flows.
12. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name and parts required to support the military truck lines. This segment sells its products in markets that include the U.S., Canada, Mexico, and within our export truck business. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2016
External sales and revenues, net	$1,081	$562	$84	$35	$3	$1,765
Intersegment sales and revenues	51	8	8	24	(91)	—
Total sales and revenues, net	$1,132	$570	$92	$59	$(88)	$1,765
Income (loss) from continuing operations attributable to NIC, net of tax	$(51)	$150	$(13)	$26	$(145)	$(33)
Income tax benefit	—	—	—	—	5	5
Segment profit (loss)	$(51)	$150	$(13)	$26	$(150)	$(38)
Depreciation and amortization	$34	$3	$5	$12	$4	$58
Interest expense	—	—	—	19	62	81
Equity in income (loss) of non-consolidated affiliates	1	1	(3)	—	—	(1)
Capital expenditures(B)	25	1	1	—	2	29

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2015
External sales and revenues, net	$1,631	$614	$138	$36	$2	$2,421
Intersegment sales and revenues	74	12	14	24	(124)	—
Total sales and revenues, net	$1,705	$626	$152	$60	$(122)	$2,421
Income (loss) from continuing operations attributable to NIC, net of tax	$(18)	$145	$(15)	$24	$(178)	$(42)
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$(18)	$145	$(15)	$24	$(171)	$(35)
Depreciation and amortization	$52	$3	$7	$12	$5	$79
Interest expense	—	—	—	20	57	77
Equity in income (loss) of non-consolidated affiliates	2	1	(1)	—	—	2
Capital expenditures(B)	14	—	2	—	1	17

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2016	$1,934	$623	$349	$2,094	$980	$5,980
October 31, 2015	1,876	641	409	2,455	1,311	6,692
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $42 million and $45 million for the three months ended January 31, 2016 and 2015, respectively.

(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive loss before reclassifications	—	(33)	—	(33)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(33)	33	—
Balance as of January 31, 2016	$1	$(320)	$(2,282)	$(2,601)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(59)	—	(59)
Amounts reclassified out of accumulated other comprehensive loss	—	—	32	32
Net current-period other comprehensive income (loss)	—	(59)	32	(27)
Balance as of January 31, 2015	$1	$(186)	$(2,105)	$(2,290)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

		Three Months Ended January 31,
	Location in Consolidated Statements of Operations	2016	2015
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	33	33
Total reclassifications for the period (net of tax of $0 for both periods)		$33	$32

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

14. Loss Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted loss per share for continuing operations, discontinued operations, and net loss, all attributable to Navistar International Corporation:

	Three Months Ended January 31,
(in millions, except per share data)	2016	2015
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(33)	$(42)
Income (loss) from discontinued operations, net of tax	—	—
Net loss	$(33)	$(42)

Denominator:
Weighted average shares outstanding:
Basic	81.7	81.5
Effect of dilutive securities	—	—
Diluted	81.7	81.5

Loss per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.40)	$(0.52)
Discontinued operations	—	—
Net loss	$(0.40)	$(0.52)
Diluted:
Continuing operations	$(0.40)	$(0.52)
Discontinued operations	—	—
Net loss	$(0.40)	$(0.52)
The conversion rate on our 4.50% senior subordinated convertible notes due 2018 ("2018 Convertible Notes") is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes have an anti-dilutive effect when calculating diluted earnings per share when our average stock price is less than $58.40.
The conversion rate on our 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes") is 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes have an anti-dilutive effect when calculating diluted earnings per share when our average stock price is less than $54.07.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the three months ended January 31, 2016 and 2015, no dilutive securities were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than the respective exercise prices. For the three months ended January 31, 2016 and 2015, the aggregate shares not included in the calculation of diluted loss per share were 15 million and 17 million, respectively.
In both the three months ended January 31, 2016 and 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of January 31, 2016 and October 31, 2015, and condensed consolidating statements of operations and comprehensive income (loss) for the three months ended January 31, 2016 and 2015, and condensed consolidating statements of cash flows for the three months ended January 31, 2016 and 2015.
The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2021, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indentures for each of the 8.25% Senior Notes, due 2021, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,342	$1,200	$(777)	$1,765
Costs of products sold	—	1,204	1,023	(761)	1,466
Restructuring charges	—	1	2	—	3
Asset impairment charges	—	—	2	—	2
All other operating expenses (income)	19	213	108	(18)	322
Total costs and expenses	19	1,418	1,135	(779)	1,793
Equity in income (loss) of affiliates	(14)	(13)	(1)	27	(1)
Income (loss) before income taxes	(33)	(89)	64	29	(29)
Income tax benefit (expense)	—	13	(8)	—	5
Earnings (loss) from continuing operations	(33)	(76)	56	29	(24)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(33)	(76)	56	29	(24)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(33)	$(76)	$47	$29	$(33)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(33)	$(76)	$56	$29	$(24)
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	—	(33)	33	(33)
Defined benefit plans (net of tax of $0 for all entities)	33	32	1	(33)	33
Total other comprehensive income (loss)	—	32	(32)	—	—
Comprehensive income (loss)	(33)	(44)	24	29	(24)
Less: Comprehensive income attributable to non-controlling interests	—	—	9	—	9
Total comprehensive income (loss) attributable to Navistar International Corporation	$(33)	$(44)	$15	$29	$(33)

Condensed Consolidating Balance Sheet as of January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$257	$32	$290	$—	$579
Marketable securities	2	—	150	—	152
Restricted cash	16	6	96	—	118
Finance and other receivables, net	5	89	1,990	(103)	1,981
Inventories	—	896	386	(13)	1,269
Investments in non-consolidated affiliates	(7,692)	6,148	62	1,546	64
Property and equipment, net	—	713	599	(8)	1,304
Goodwill	—	—	38	—	38
Deferred taxes, net	—	16	141	—	157
Other	31	135	154	(2)	318
Total assets	$(7,381)	$8,035	$3,906	$1,420	$5,980
Liabilities and stockholders’ equity (deficit)
Debt	$1,975	$1,160	$1,969	$(5)	$5,099
Postretirement benefits liabilities	—	2,880	179	—	3,059
Amounts due to (from) affiliates	(7,856)	10,544	(2,862)	174	—
Other liabilities	3,697	71	(687)	(69)	3,012
Total liabilities	(2,184)	14,655	(1,401)	100	11,170
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,197)	(6,620)	5,300	1,320	(5,197)
Total liabilities and stockholders’ equity (deficit)	$(7,381)	$8,035	$3,906	$1,420	$5,980

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(309)	$(332)	$226	$313	$(102)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	1	(2)	—	(1)
Net sales of marketable securities	110	—	(103)	—	7
Capital expenditures and purchase of equipment leased to others	—	(17)	(61)	—	(78)
Other investing activities	—	—	13	—	13
Net cash provided by (used in) investing activities	110	(16)	(153)	—	(59)
Cash flows from financing activities
Net borrowings (repayments) of debt	—	292	(152)	(313)	(173)
Other financing activities	—	7	(9)	—	(2)
Net cash provided by (used in) financing activities	—	299	(161)	(313)	(175)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Decrease in cash and cash equivalents	(199)	(49)	(85)	—	(333)
Cash and cash equivalents at beginning of the period	456	81	375	—	912
Cash and cash equivalents at end of the period	$257	$32	$290	$—	$579

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,610	$1,768	$(957)	$2,421
Costs of products sold	—	1,409	1,570	(934)	2,045
Restructuring charges	—	3	—	—	3
Asset impairment charges	—	7	—	—	7
All other operating expenses (income)	23	264	125	(18)	394
Total costs and expenses	23	1,683	1,695	(952)	2,449
Equity in income (loss) of affiliates	(19)	15	1	5	2
Income (loss) before income taxes	(42)	(58)	74	—	(26)
Income tax expense	—	(1)	(6)	—	(7)
Earnings (loss) from continuing operations	(42)	(59)	68	—	(33)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(42)	(59)	68	—	(33)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(42)	$(59)	$59	$—	$(42)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(42)	$(59)	$68	$—	$(33)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59)	—	59	(59)	(59)
Defined benefit plans (net of tax of $(1), $0, $(1), $1, and $(1), respectively)	32	31	1	(32)	32
Total other comprehensive income (loss)	(27)	31	60	(91)	(27)
Comprehensive income (loss)	(69)	(28)	128	(91)	(60)
Less: Comprehensive income attributable to non-controlling interests	—	—	9	—	9
Total comprehensive income (loss) attributable to Navistar International Corporation	$(69)	$(28)	$119	$(91)	$(69)

Condensed Consolidating Balance Sheet as of October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$456	$81	$375	$—	$912
Marketable securities	112	—	47	—	159
Restricted cash	16	7	98	—	121
Finance and other receivables, net	1	99	2,440	(103)	2,437
Inventories	—	809	342	(16)	1,135
Investments in non-consolidated affiliates	(7,679)	6,204	64	1,477	66
Property and equipment, net	—	737	616	(8)	1,345
Goodwill	—	—	38	—	38
Deferred taxes, net	7	20	137	—	164
Other	33	128	155	(1)	315
Total assets	$(7,054)	$8,085	$4,312	$1,349	$6,692
Liabilities and stockholders’ equity (deficit)
Debt	$1,971	$1,180	$2,151	$(4)	$5,298
Postretirement benefits liabilities	—	2,909	179	—	3,088
Amounts due to (from) affiliates	(7,574)	10,280	(2,879)	173	—
Other liabilities	3,716	207	(388)	(69)	3,466
Total liabilities	(1,887)	14,576	(937)	100	11,852
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,167)	(6,491)	5,242	1,249	(5,167)
Total liabilities and stockholders’ equity (deficit)	$(7,054)	$8,085	$4,312	$1,349	$6,692

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(194)	$(46)	$(112)	$141	$(211)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	(3)	56	—	53
Net sales of marketable securities	278	—	152	—	430
Capital expenditures and purchase of equipment leased to others	—	(8)	(19)	—	(27)
Other investing activities	—	—	1	—	1
Net cash provided by (used in) investing activities	278	(11)	190	—	457
Cash flows from financing activities
Net borrowings (repayments) of debt	—	34	(80)	(61)	(107)
Other financing activities	—	10	68	(80)	(2)
Net cash provided by (used in) financing activities	—	44	(12)	(141)	(109)
Effect of exchange rate changes on cash and cash equivalents	—	—	(14)	—	(14)
Increase (decrease) in cash and cash equivalents	84	(13)	52	—	123
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$185	$40	$395	$—	$620

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2015. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2015 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, and IC Bus™ ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
First Quarter Summary
During the first quarter of 2016, we continued to focus on our strategy which includes: implementing our customer centric strategy, completing new product launches, improving financial performance and increasing profitable market share.  We believe our strategy will enable us to improve our sales as well as market share and add value to our customers.
We continue to focus on our Core markets. On February 1, 2016 we launched the International® HX™ Series, the first in a series of new product launches. The HX™ is a Class 8 premium vocational truck designed to deliver the strength and durability required for the severe service business.
We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure.  In February 2016, we sold Pure Power Technologies (“PPT”), a components business focused on air and fuel systems.
Financial Summary
Continuing Operations Results—In the first quarter of 2016, our consolidated net sales and revenues were $1.8 billion, down 27% compared to the prior year quarter. The 27% decrease reflects lower sales from our Global Operations, Parts, and Truck segments.
The Truck segment net sales decreased due to lower Core truck volumes, lower Ford sales in our Blue Diamond Truck ("BDT") joint venture, and a decline in our export truck operations. The decrease in net sales in the Global Operations segment is due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine operations. The decrease in net sales in the Parts segment is primarily due to lower volumes in our North America markets and lower sales through our BDP joint venture.
In the first quarter of 2016, we incurred a loss from continuing operations before income taxes of $29 million compared to a loss from continuing operations of $26 million in the first quarter of 2015. The higher loss was primarily driven by higher adjustments to pre-existing warranties and an increase in our used truck reserves, partially offset by lower structural costs of $57 million, improved Other income of $19 million primarily due to a one-time fee received from a third party, improved product margin, and lower asset impairment charges. Our gross used truck inventory increased to approximately $440 million at January 31, 2016 from $390 million at October 31, 2015 (offset by reserves of $145 million and $110 million, respectively, and including approximately $5 million and $3 million in our Financial Services segment, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. We continue to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.

In the first quarter of 2016, consolidated net income from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $82 million, compared to EBITDA of $101 million for the comparable period in 2015. Excluding adjustments of a $5 million and $47 million net benefit in the three months ended January 31, 2016 and 2015, respectively, adjusted EBITDA was $77 million in the first quarter of 2016 compared to adjusted EBITDA of $54 million in the comparable period in 2015. EBITDA and adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the first quarter of 2016, we recognized income tax benefit from continuing operations of $5 million, compared to income tax expense of $7 million in the prior year. The difference in the income tax benefit in 2016 and the income tax expense in 2015 was primarily due to the $13 million income tax benefit from the 2016 release of the valuation allowance on U.S. AMT credits.
In the first quarter of 2016, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $33 million, or $0.40 per diluted share, compared to a loss of $42 million, or $0.52 per diluted share, in the first quarter of 2015.
We ended the first quarter of 2016 with $731 million of consolidated cash, cash equivalents and marketable securities, compared to $1.1 billion as of October 31, 2015. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in inventories and other noncurrent assets as well as decreases in accounts payable and other current and noncurrent liabilities, repayment of short-term and long-term debt, and payments for capital expenditures, partially offset by collections of accounts and finance receivables, and proceeds received for the sale of property and equipment.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2016 as compared to the quarter ended January 31, 2015

	Three Months Ended January 31,
(in millions, except per share data and % change)	2016	2015	Change	% Change
Sales and revenues, net	$1,765	$2,421	$(656)	(27)%
Costs of products sold	1,466	2,045	(579)	(28)%
Restructuring charges	3	3	—	—%
Asset impairment charges	2	7	(5)	(71)%
Selling, general and administrative expenses	205	241	(36)	(15)%
Engineering and product development costs	58	79	(21)	(27)%
Interest expense	81	77	4	5%
Other income, net	(22)	(3)	(19)	N.M.
Total costs and expenses	1,793	2,449	(656)	(27)%
Equity in income (loss) of non-consolidated affiliates	(1)	2	(3)	N.M.
Loss from continuing operations before income taxes	(29)	(26)	(3)	12%
Income tax benefit (expense)	5	(7)	12	N.M.
Loss from continuing operations	(24)	(33)	9	(27)%
Less: Net income attributable to non-controlling interests	9	9	—	—%
Loss from continuing operations(A)	(33)	(42)	9	(21)%
Income (loss) from discontinued operations, net of tax	—	—	—	—%
Net loss(A)	$(33)	$(42)	$9	(21)%

Diluted loss per share:(A)
Continuing operations	$(0.40)	$(0.52)	$0.12	(23)%
Discontinued operations	—	—	—	—%
	$(0.40)	$(0.52)	$0.12	(23)%
Diluted weighted average shares outstanding	81.7	81.5	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2016	2015	Change	% Change
Truck	$1,132	$1,705	$(573)	(34)%
Parts	570	626	(56)	(9)%
Global Operations	92	152	(60)	(39)%
Financial Services	59	60	(1)	(2)%
Corporate and Eliminations	(88)	(122)	34	(28)%
Total	$1,765	$2,421	$(656)	(27)%

In the first quarter of 2016, the Truck segment net sales decreased $573 million, or 34%, primarily due to lower Core truck volumes, a decline in BDT sales, and a decline in our export truck operations. Chargeouts from our Core markets were down 19%.
In 2016, Parts segment net sales decreased $56 million, or 9%, primarily due to lower volumes in our North America markets compared to strong North America markets in the previous year, a decline in BDP due to a decrease of units in operation, decreased export parts sales due to economic conditions in our export markets, and unfavorable movements in foreign currency exchange rates, primarily in Canada and Mexico.
The Global Operations segment net sales decrease of $60 million, or 39%, in 2016, was primarily due to lower volumes and unfavorable movements in foreign currency exchange rates in our South American engine operations due to the economic downturn in Brazil.
The Financial Services segment net revenues decreased $1 million, or 2%, primarily due to a decline in the average retail notes receivable balances and unfavorable movements in foreign currency exchange rates.
Costs of products sold
In the first quarter of 2016, Costs of products sold decreased by $579 million, reflecting the impact of lower sales in our Core and global markets, lower Ford sales, and the impact of a shift in product mix in our Core markets, partially offset by higher adjustments to pre-existing warranties and an increase in our used truck reserves. In the first quarter of 2016, we recorded a charge for adjustments to pre-existing warranties of $5 million compared to a benefit for adjustments to pre-existing warranties of $57 million in the first quarter of 2015. For more information on our estimated warranty obligations, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expenses decrease of $36 million in the first quarter of 2016 as compared to the first quarter of 2015 is primarily due to the impact of our cost-reduction initiatives and a decrease in compensation expense.
In the fourth quarter of 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the VSP, in the third quarter of 2015, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations utilized an involuntary reduction in force to eliminate positions. As a result of these actions, we have realized year-over-year savings. For more information on these initiatives, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $21 million in 2016 as compared to 2015 was primarily driven by our efforts to focus spending on our Core markets while putting less emphasis on engine development.  Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017.  Over the next two years, we expect to introduce new vehicles across our entire product line.
Interest expense
In the first quarter of 2016, interest expense increased $4 million compared to the prior year, primarily driven by the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility in August 2015.
Other income, net
We recognized Other income of $22 million in the first quarter of 2016 compared to income of $3 million in the comparable prior year period. The increase in Other income is primarily driven by a $15 million one-time fee received from a third party in the first quarter of 2016.
Income tax (expense) benefit
In the first quarter of 2016, we recognized an income tax benefit from continuing operations of $5 million compared to an income tax expense of $7 million in the first quarter of 2015. The difference in the income tax benefit in 2016 and the expense in 2015 is primarily due to the $13 million income tax benefit from the 2016 release of the valuation allowance on U.S. AMT credits. This is the result of new tax legislation, which allows us to forego bonus depreciation in exchange for refunds of previously paid AMT. The income tax benefit in 2016 also included income tax expense of $2 million related to foreign exchange gains compared to an income tax benefit of $2 million related to foreign exchange in the first quarter of 2015. The remaining impact of income taxes in both periods from U.S. operations was attributable to current state income taxes, and other discrete items, due in part to the valuation allowances on most of our U.S. deferred tax assets.

At October 31, 2015, we had $2.6 billion of U.S. federal net operating loss carryforwards and $252 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S. state and foreign net operating losses that are available to reduce cash payments of U.S. state and foreign taxes in future periods. We maintain valuation allowances on most of our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 8, Income Taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2016 and 2015 relates to Ford's non-controlling interest in BDP.
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
Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2016	2015	Change	% Change
Truck segment sales, net	$1,132	$1,705	$(573)	(34)%
Truck segment loss	(51)	(18)	(33)	N.M.
Segment sales
The Truck segment net sales decreased $573 million, or 34%, due to lower Core truck volumes, a decline of $158 million in Ford sales through our BDT joint venture, as production of Ford vehicles ceased in 2015, and a decline in our export truck operations. Truck chargeouts from our Core markets were down 19%, reflecting a 33% decrease in school buses, a 3% decrease in Class 6 and 7 medium trucks, a 25% decrease in Class 8 heavy trucks, and a 15% decrease in Class 8 severe service trucks.
Segment loss
In the first quarter of 2016, the Truck segment loss increased by $33 million, primarily driven by a benefit for adjustments to pre-existing warranties in the first quarter of 2015 and an increase in our used truck reserves, partially offset by improved SG&A and Engineering costs, higher Other income, and lower accelerated depreciation charges of $11 million in the first quarter of 2016 compared to the comparable prior year period.
In the first quarter of 2016, the Truck segment recorded charges for adjustments to pre-existing warranties of $5 million compared to a benefit for adjustments to pre-existing warranties of $55 million in 2015.
SG&A expenses and Engineering and product development costs continued to decline in 2016. SG&A expenses decreased by $9 million reflecting the impact of our cost-reduction initiatives. Engineering and product development costs decreased by $18 million, primarily driven by our efforts to focus spending on our Core markets while putting less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. Over the next two years, we expect to introduce new vehicles across our entire product line.
Additionally, in the first quarter of 2016, the segment recorded a $15 million one-time fee received from a third party, which was recognized in Other income, net.

Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2016	2015	Change	% Change
Parts segment sales, net	$570	$626	$(56)	(9)%
Parts segment profit	150	145	5	3%
Segment sales
The Parts segment net sales decreased $56 million, or 9%, primarily due to lower volumes in our North America markets compared to strong North America markets in the previous year, a decline in BDP due to a decrease of units in operation, decreased export parts sales due to economic conditions in our export markets, and unfavorable movements in foreign currency exchange rates, primarily in Canada and Mexico.
Segment profit
In the first quarter of 2016, the Parts segment increased its segment profit by $5 million, or 3%, primarily due to the impact of our cost-reduction initiatives and lower intercompany access fees, partially offset by the decline in our commercial markets. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A. The lower fees in 2016 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2016	2015	Change	% Change
Global Operations segment sales, net	$92	$152	$(60)	(39)%
Global Operations segment loss	(13)	(15)	2	(13)%
Segment sales
In the first quarter of 2016, the Global Operations segment net sales decrease of $60 million, or 39%, was primarily driven by a decrease in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian Real to the U.S. dollar has weakened by 33% for the first quarter of 2016 compared to the same period last year. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 18% in 2016 compared to the comparable prior year period.
Segment loss
The Global Operations segment results improved by $2 million, or 13%, over the comparable prior year period primarily due to lower manufacturing and structural costs as a result of our prior year restructuring and cost-reduction efforts.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2016	2015	Change	% Change
Financial Services segment revenues, net	$59	$60	$(1)	(2)%
Financial Services segment profit	26	24	2	8%
Segment revenues
In the first quarter of 2016, net revenues in the Financial Services segment decreased by $1 million, or 2%, primarily driven by a decrease in the average retail notes receivable balances, partially offset by higher revenues from operating leases. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio and unfavorable movements in foreign currency in our Mexican retail portfolio.
Segment profit
The Financial Services segment profit increased by $2 million, or 8%, primarily due to an increase in gains on lease terminations, a decrease in the provision for loan losses, and cost reduction initiatives, partially offset by a decrease in revenue and lower interest income from intercompany loans.

Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units, and chargeout units. These tables present key metrics and trends that provide quantitative measures on the performance of the Truck and Global Operations segments.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	6,300	5,700	600	11%
Class 6 and 7 medium trucks	20,700	18,000	2,700	15%
Class 8 heavy trucks	47,700	50,400	(2,700)	(5)%
Class 8 severe service trucks	14,300	14,300	—	—%
Total Core Markets	89,000	88,400	600	1%
Combined class 8 trucks	62,000	64,700	(2,700)	(4)%
Navistar Core retail deliveries	12,800	13,000	(200)	(2)%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	20%	19%	24%	27%	21%
Class 8 heavy trucks	10%	11%	12%	12%	10%
Class 8 severe service trucks	16%	15%	15%	15%	14%
Combined class 8 trucks	11%	12%	13%	13%	11%
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

	Three Months Ended January 31,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,000	2,500	(500)	(20)%
Class 6 and 7 medium trucks	5,300	4,600	700	15%
Class 8 heavy trucks	4,100	8,100	(4,000)	(49)%
Class 8 severe service trucks	2,400	2,000	400	20%
Total Core Markets	13,800	17,200	(3,400)	(20)%
Combined class 8 trucks	6,500	10,100	(3,600)	(36)%

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

	Three Months Ended January 31,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	1,600	2,100	(500)	(24)%
Class 6 and 7 medium trucks	6,100	7,200	(1,100)	(15)%
Class 8 heavy trucks	13,700	15,300	(1,600)	(10)%
Class 8 severe service trucks	2,800	2,300	500	22%
Total Core Markets	24,200	26,900	(2,700)	(10)%
Combined class 8 trucks	16,500	17,600	(1,100)	(6)%
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended January 31,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	1,800	2,700	(900)	(33)%
Class 6 and 7 medium trucks	3,900	4,000	(100)	(3)%
Class 8 heavy trucks	3,600	4,800	(1,200)	(25)%
Class 8 severe service trucks	1,700	2,000	(300)	(15)%
Total Core Markets	11,000	13,500	(2,500)	(19)%
Other markets(A)	1,700	7,000	(5,300)	(76)%
Total worldwide units	12,700	20,500	(7,800)	(38)%
Combined class 8 trucks	5,300	6,800	(1,500)	(22)%
_____________________________

(A)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 3,400 units during the first quarter of 2015. There were no third party chargeouts related to BDT during the three months ended January 31, 2016 as Ford no longer purchases from BDT.

Liquidity and Capital Resources

	As of
(in millions)	January 31, 2016	October 31, 2015	January 31, 2015
Consolidated cash and cash equivalents	$579	$912	$620
Consolidated marketable securities	152	159	175
Consolidated cash, cash equivalents and marketable securities	$731	$1,071	$795
Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, and (iii) financing capacities, will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and financial obligations both on a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe that collections on our outstanding receivables portfolios, as well as funds available from various funding sources, will permit our Financial Services operations to meet the financing requirements of our dealers.
Our Manufacturing operations are generally able to access sufficient sources of financing to support our business plan. The availability under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of January 31, 2016, we had limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. NFC makes secured intercompany loans to our Manufacturing operations under the Intercompany Used Truck Loan. During the three months ended January 31, 2016 we increased our borrowings under the Intercompany Used Truck Loan by $50 million to $168 million. During 2015, we received $125 million in dividends from NFC, of which $80 million were funded by the partial repayment of an intercompany loan to NFC. Subsequent to the quarter, during March 2016, we received $30 million in dividends from NFC.
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. We use a number of SPEs to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") finances retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts. Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada ("NFM"), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance to our dealers and retail customers in Mexico. As of January 31, 2016, the aggregate amount available to fund finance receivables under our financial services facilities was $526 million.
Consolidated cash, cash equivalents and marketable securities was $731 million at January 31, 2016, which includes $3 million of cash and cash equivalents attributable to BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Three Months Ended January 31, 2016
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(275)	$173	$(102)
Net cash used in investing activities	(20)	(39)	(59)
Net cash used in financing activities	(31)	(144)	(175)
Effect of exchange rate changes on cash and cash equivalents	(7)	10	3
Decrease in cash and cash equivalents	(333)	—	(333)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$544	$35	$579

	Three Months Ended January 31, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(143)	$(68)	$(211)
Net cash provided by investing activities	412	45	457
Net cash used in financing activities	(109)	—	(109)
Effect of exchange rate changes on cash and cash equivalents	(17)	3	(14)
Increase (decrease) in cash and cash equivalents	143	(20)	123
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$583	$37	$620
_____________________
Manufacturing operations cash flows and Financial Services operations cash flows are not presented in accordance with, and should not be viewed as an alternative to, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our Truck segment, Global Operations segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis, to illustrate the respective cash flows giving effect to the equity basis cash flow shown above, and to provide an additional measure of performance and liquidity.
Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $275 million and $143 million in the three months ended January 31, 2016 and 2015, respectively. The net decrease in cash flow from operating activities in 2016 compared to 2015 was primarily attributable to increases in inventories and noncurrent assets, decreases in accounts payable due to higher payments and decreases in other current liabilities, and lower dividends received from our Financial Services operations, partially offset by a lower net loss, an increase in the collection of accounts receivable, an increase in other noncurrent liabilities and changes from intercompany transactions with our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $67 million and $60 million in the three months ended January 31, 2016 and 2015, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $20 million in the three months ended January 31, 2016, compared to cash provided by investing activities of $412 million in the three months ended January 31, 2015. The net decrease in cash flow from investing activities in 2016 compared to 2015 was primarily attributable to higher capital expenditures and lower sales and maturities of marketable securities, partially offset by lower purchases of marketable securities.

Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $31 million and $109 million in the three months ended January 31, 2016 and 2015, respectively. The net change in cash flow from financing activities in 2016 was primarily attributable to lower principal repayments under the intercompany loan due to our Financial Services operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $173 million in the three months ended January 31, 2016, compared to cash used in operating activities of $68 million in the three months ended January 31, 2015. The increase in cash provided by operating activities in 2016 was primarily due to a greater decline in the level of finance receivables funded and the absence of dividends paid to the Manufacturing operations as compared to the prior year period. The increase was partially offset by an increase in fundings under the Intercompany Used Truck Loan to the Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $15 million in both the three months ended January 31, 2016 and 2015. A decrease in average borrowing levels used to fund finance receivables was offset by slightly higher interest rates.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $39 million in the three months ended January 31, 2016, compared to cash provided by investing activities of $45 million in the three months ended January 31, 2015. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2016 and 2015, along with purchases of equipment leased to others. In the prior year period, restricted cash was liquidated in conjunction with the repayment of certain investor notes and a retail securitization. In addition, purchases of equipment leased to others increased in 2016 compared to 2015.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $144 million in the three months ended January 31, 2016, compared to cash used in financing activities of less than $1 million in the three months ended January 31, 2015. The increase in cash used in financing activities in 2016 was primarily due to the repayment of debt associated with the decline in the level of finance receivables funded. The increase was partially offset by borrowings used to fund the increase in the Intercompany Used Truck Loan to the Manufacturing operations.

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
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2016	2015
Loss from continuing operations attributable to NIC, net of tax	$(33)	$(42)
Plus:
Depreciation and amortization expense	58	79
Manufacturing interest expense(A)	62	57
Less:
Income tax benefit (expense)	5	(7)
EBITDA	$82	$101
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended January 31,
(in millions)	2016	2015
Interest expense	$81	$77
Less: Financial services interest expense	19	20
Manufacturing interest expense	$62	$57
Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2016	2015
EBITDA (reconciled above)	$82	$101
Less significant items of:
Adjustments to pre-existing warranties(A)	5	(57)
North America asset impairment charges(B)	2	7
Cost reduction and other strategic initiatives	3	3
One-time fee received(C)	(15)	—
Total adjustments	(5)	(47)

Adjusted EBITDA	$77	$54
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

(B)
In the first quarter of 2016, the Truck segment recorded $2 million of asset impairment charges relating to certain long lived assets. In the first quarter of 2015, the Truck segment recorded $7 million of asset impairment charges relating to certain operating leases.

(C)	In the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other income, net.

Pension and Other Postretirement Benefits
Our pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act of 2006 (the "PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014 ("HATFA"), which included an extension of pension funding interest rate relief, was signed into law. The Bi-Partisan Budget Act of 2015 was signed into law in November of 2015 and provided for further extension of interest rate relief. These legislative measures will reduce our funding requirements over the next five years.
For the three months ended January 31, 2016 and 2015, we contributed $19 million and $30 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $80 million during the remainder of 2016. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2017 through 2019, we will be required to contribute $100 million to $200 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 7, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA issued a proposed rule on July 13, 2015 with the next phase of federal GHG emission and fuel economy regulations. This proposed rule contains more stringent emissions levels for engines and vehicles, adds regulation of trailers and is anticipated to take effect in model year 2021 and to be implemented in three stages culminating in model year 2027. The proposed rule is currently under discussion among the relevant agencies, manufacturers, including us, and other stakeholders. We filed comments on October 1, 2015. The final rule is expected in calendar year 2016. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has announced it also is considering a heavy duty phase 2 greenhouse gas rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2015. During the three months ended January 31, 2016, there were no significant changes in our application of our critical accounting policies except for the addition of Inventories specifically related to the valuation on our used truck inventory as described below.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories
Inventories. Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $440 million at January 31, 2016 from $390 million at October 31, 2015, offset by reserves of $145 million and $110 million, respectively. The increase in used truck inventory is due, in part, to used truck receipts as a result of trades, repossessions and end of operating lease cycles exceeding used truck sales. As a result of these market dynamics, we expect it may take several years before our used truck inventory returns to the lower targeted levels. We continue to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.
In valuing our used truck inventory, we are required to make assumptions regarding the level of reserves required to value inventories at their net realizable value ("NRV"). Our judgments and estimates for used truck inventory are based on an analysis of current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. The estimated NRV is subject to change based on numerous conditions taking into account age, specifications, mileage, timing of sales, market mix and current and forecasted pricing. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, actions of our competitors, and the ability to sell used trucks in a timely manner.

Recently Issued and Adopted Accounting Standards
In the quarter ended January 31, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are currently evaluating the impact of this ASU on our consolidated financial statements and method of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Our effective date for this ASU is November 1, 2019. Adoption will require a modified retrospective transition. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2015. During the three months ended January 31, 2016, there have been no material changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, we concluded that our disclosure controls and procedures were not effective as of October 31, 2015 due to a material weakness in our internal control over financial reporting. Based on the material weakness, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2016, our disclosure controls and procedures were not effective. In light of the weakness in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, and prior to filing this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, we completed substantive procedures that allowed us to conclude that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and continued to exist as of January 31, 2016, is as follows:

•
We did not have sufficient controls designed to validate the proper classification of warranty claims data, including type of warranty coverage and product/component, which is used to determine the warranty accrual and expense. This material weakness resulted in misstatements in our warranty accrual that were corrected prior to the issuance of our consolidated financial statements for the fiscal year ended October 31, 2015. The classification errors and resulting warranty accrual misstatements did not materially impact our consolidated financial statements, including our warranty cash outlays for claims. However, a reasonable possibility exists that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Management’s Remediation Initiatives
We continue to invest significant time and effort to address the material weakness related to validation and proper classification of warranty claims data used to determine the warranty accrual and expense. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of the material weakness.
To remediate the material weakness and to continue to enhance our internal control over financial reporting, we are designing, documenting, and testing controls that are intended to validate proper classification of warranty claims data. System enhancements are underway to help automate claim validation and classification.
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting, as described above. However, our remediation efforts were not complete as of January 31, 2016. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the three months ended January 31, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015.

Item 1A.	Risk Factors
During the three months ended January 31, 2016, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2015.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 8, 2016