Form 10-Q
period 2016-04-30
NAVISTAR INTERNATIONAL CORP
filed 2016-06-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2016, the number of shares outstanding of the registrant’s common stock was 81,601,786, net of treasury shares.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements only speak as of the date of this report and Navistar International Corporation assumes no obligation to update the information included in this report.
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

•
our ability to implement our new strategy focused on establishing a leading market position based on uptime advantage and a customer-centric culture, leading with connected vehicle offerings, providing customers with meaningful innovation and tailored solutions, and developing effective leaders at every level, as well as the results we expect to achieve from the implementation of our new strategy;

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

•	our expectations relating to the possible effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations and estimates relating to our used truck inventory;

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2016	2015	2016	2015
Sales and revenues
Sales of manufactured products, net	$2,164	$2,658	$3,894	$5,043
Finance revenues	33	35	68	71
Sales and revenues, net	2,197	2,693	3,962	5,114
Costs and expenses
Costs of products sold	1,845	2,360	3,311	4,405
Restructuring charges	3	6	6	9
Asset impairment charges	3	1	5	8
Selling, general and administrative expenses	202	243	407	484
Engineering and product development costs	61	76	119	155
Interest expense	81	75	162	152
Other income, net	(25)	(28)	(47)	(31)
Total costs and expenses	2,170	2,733	3,963	5,182
Equity in income of non-consolidated affiliates	2	1	1	3
Income (loss) from continuing operations before income taxes	29	(39)	—	(65)
Income tax expense	(16)	(18)	(11)	(25)
Income (loss) from continuing operations	13	(57)	(11)	(90)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	13	(57)	(11)	(90)
Less: Net income attributable to non-controlling interests	9	7	18	16
Net income (loss) attributable to Navistar International Corporation	$4	$(64)	$(29)	$(106)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$4	$(64)	$(29)	$(106)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$4	$(64)	$(29)	$(106)

Income (loss) per share:
Basic:
Continuing operations	$0.05	$(0.78)	$(0.35)	$(1.30)
Discontinued operations	—	—	—	—
	$0.05	$(0.78)	$(0.35)	$(1.30)

Diluted:
Continuing operations	$0.05	$(0.78)	$(0.35)	$(1.30)
Discontinued operations	—	—	—	—
	$0.05	$(0.78)	$(0.35)	$(1.30)

Weighted average shares outstanding:
Basic	81.7	81.6	81.7	81.5
Diluted	82.0	81.6	81.7	81.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net income (loss)	$13	$(57)	$(11)	$(90)
Other comprehensive income (loss):
Foreign currency translation adjustment	50	(27)	17	(86)
Defined benefit plans (net of tax)	15	33	48	65
Total other comprehensive income (loss)	65	6	65	(21)
Comprehensive income (loss)	78	(51)	54	(111)
Less: Net income attributable to non-controlling interests	9	7	18	16
Total comprehensive income (loss) attributable to Navistar International Corporation	$69	$(58)	$36	$(127)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30, 2016	October 31, 2015
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$589	$912
Marketable securities	228	159
Trade and other receivables, net	369	429
Finance receivables, net	1,552	1,779
Inventories, net	1,220	1,135
Deferred taxes, net	—	36
Other current assets	172	172
Total current assets	4,130	4,622
Restricted cash	139	121
Trade and other receivables, net	14	13
Finance receivables, net	209	216
Investments in non-consolidated affiliates	66	66
Property and equipment (net of accumulated depreciation and amortization of $2,586 and $2,546, respectively)	1,281	1,345
Goodwill	38	38
Intangible assets (net of accumulated amortization of $128 and $120, respectively)	53	57
Deferred taxes, net	164	128
Other noncurrent assets	94	86
Total assets	$6,188	$6,692
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,251	$1,110
Accounts payable	1,146	1,301
Other current liabilities	1,223	1,377
Total current liabilities	3,620	3,788
Long-term debt	3,974	4,188
Postretirement benefits liabilities	2,945	2,995
Deferred taxes, net	—	14
Other noncurrent liabilities	770	867
Total liabilities	11,309	11,852
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock (86.8 shares issued, and $0.10 par value per share and 220 shares authorized, all at both dates)	9	9
Additional paid-in capital	2,498	2,499
Accumulated deficit	(4,895)	(4,866)
Accumulated other comprehensive loss	(2,536)	(2,601)
Common stock held in treasury, at cost (5.2 and 5.3 shares, respectively)	(206)	(210)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,128)	(5,167)
Stockholders’ equity attributable to non-controlling interests	7	7
Total stockholders’ deficit	(5,121)	(5,160)
Total liabilities and stockholders’ deficit	$6,188	$6,692

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2016	2015
Cash flows from operating activities
Net loss	$(11)	$(90)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74	118
Depreciation of equipment leased to others	37	35
Deferred taxes, including change in valuation allowance	(3)	(7)
Asset impairment charges	5	8
Loss on sales of investments and businesses, net	2	—
Amortization of debt issuance costs and discount	17	19
Stock-based compensation	7	8
Provision for doubtful accounts, net of recoveries	8	(3)
Equity in income of non-consolidated affiliates, net of dividends	—	5
Other non-cash operating activities	(8)	(20)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(232)	(310)
Net cash used in operating activities	(104)	(237)
Cash flows from investing activities
Purchases of marketable securities	(283)	(162)
Sales of marketable securities	177	431
Maturities of marketable securities	37	63
Net change in restricted cash and cash equivalents	(19)	53
Capital expenditures	(53)	(45)
Purchases of equipment leased to others	(78)	(20)
Proceeds from sales of property and equipment	17	5
Proceeds from sales of affiliates	36	7
Net cash provided by (used in) investing activities	(166)	332
Cash flows from financing activities
Proceeds from issuance of securitized debt	75	250
Principal payments on securitized debt	(19)	(199)
Net change in secured revolving credit facilities	38	30
Proceeds from issuance of non-securitized debt	110	84
Principal payments on non-securitized debt	(162)	(146)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(105)	5
Principal payments under financing arrangements and capital lease obligations	(1)	(1)
Debt issuance costs	(1)	(7)
Proceeds from financed lease obligations	12	20
Proceeds from exercise of stock options	—	1
Dividends paid by subsidiaries to non-controlling interest	(19)	(20)
Other financing activities	1	—
Net cash provided by (used in) financing activities	(71)	17
Effect of exchange rate changes on cash and cash equivalents	18	(26)
Increase (decrease) in cash and cash equivalents	(323)	86
Cash and cash equivalents at beginning of the period	912	497
Cash and cash equivalents at end of the period	$589	$583

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(29)	—	—	18	(11)
Total other comprehensive income	—	—	—	—	65	—	—	65
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(4)	—	—	4	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(19)	(19)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	1	1
Balance as of April 30, 2016	$2	$9	$2,498	$(4,895)	$(2,536)	$(206)	$7	$(5,121)

Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(106)	—	—	16	(90)
Total other comprehensive loss	—	—	—	—	(21)	—	—	(21)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	6	—	—	—	—	6
Stock ownership programs	—	—	(9)	—	—	8	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(20)	(20)
Balance as of April 30, 2015	$3	$9	$2,498	$(4,788)	$(2,284)	$(213)	$30	$(4,745)

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
Reclassifications were made to present the net change in secured revolving credit facilities as a separate line rather than within proceeds from issuance of securitized debt and principal payments on securitized debt in the Condensed Consolidated Statements of Cash Flows. This reclassification did not have an impact on the amount of net cash from financing activities as reported in our Condensed Consolidated Statements of Cash Flows.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $49 million and $50 million and liabilities of $9 million and $7 million as of April 30, 2016 and October 31, 2015, respectively, including $2 million and $7 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.0 billion and $1.1 billion as of April 30, 2016 and October 31, 2015, respectively, and liabilities of $870 million and $844 million as of April 30, 2016 and October 31, 2015, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $277 million and $235 million as of April 30, 2016 and October 31, 2015, respectively, and corresponding liabilities of $171 million and $107 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2016	2015
Balance at beginning of period	$994	$1,197
Costs accrued and revenues deferred	69	116
Currency translation adjustment	1	(5)
Adjustments to pre-existing warranties(A)	51	(39)
Payments and revenues recognized	(208)	(210)
Balance at end of period	907	1,059
Less: Current portion	429	496
Noncurrent accrued product warranty and deferred warranty revenue	$478	$563
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

In the second quarter of 2016, we recorded a charge for adjustments to pre-existing warranties of $46 million or $0.56 per diluted share. The pre-existing charges primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar’s standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts. In the first quarter of 2015, we recorded a benefit for adjustments to pre-existing warranties of $57 million or $0.70 per diluted share. The impact of income taxes on the adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $367 million and $401 million at April 30, 2016 and October 31, 2015, respectively. Revenue recognized under our extended warranty programs was $38 million and $76 million, in the three and six months ended April 30, 2016, respectively, and $38 million and $75 million for the three and six months ended April 30, 2015, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, used truck inventory valuations, asbestos and other product liability accruals, asset impairment charges, restructuring charges and litigation-related accruals. Actual results could differ from our estimates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2016, approximately 5,300, or 79%, of our hourly workers and approximately 300, or 5%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Inventories
Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $448 million at April 30, 2016 from $390 million at October 31, 2015, offset by reserves of $168 million and $110 million, respectively. During the three and six months ended April 30, 2016, additional reserves of $23 million and $58 million, respectively, were recorded primarily in Costs of products sold.
In valuing our used truck inventory, we are required to make assumptions regarding the level of reserves required to value inventories at their net realizable value ("NRV"). Our judgments and estimates for used truck inventory are based on an analysis of current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. The NRV is subject to change based on numerous conditions, including age, specifications, mileage, timing of sales, market mix and current and forecasted pricing. While calculations are made after taking these factors into account, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, actions of our competitors, and the ability to sell used trucks in a timely manner.
Recently Adopted Accounting Standards
In the six months ended April 30, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
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
(Unaudited)

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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at April 30, 2016
Employee termination charges	$62	$6	$(49)	$—	$19
Lease vacancy	5	—	(3)	—	2
Other	1	—	—	—	1
Restructuring liability	$68	$6	$(52)	$—	$22

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at April 30, 2015
Employee termination charges	$8	$7	$(4)	$(1)	$10
Lease vacancy	11	—	(4)	—	7
Other	1	—	—	—	1
Restructuring liability	$20	$7	$(8)	$(1)	$18
North American Manufacturing Restructuring Activities
We continue to focus on our core Truck and Parts businesses and evaluate our portfolio of assets to validate their strategic and financial fit. This allows us to close or divest non-core/non-strategic businesses, and identify opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. For those areas that fall outside our core businesses, we are evaluating alternatives which could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. We appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, we filed a notice of motion for leave to appeal to the Court of Appeal for Ontario, which was perfected on August 25, 2015 through an additional filing. On December 21, 2015, the Ontario Court of Appeal denied the motion for leave to appeal. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario. Potential charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to governmental approval, employee negotiation, acceptance rates and the resolution of disputes related thereto. In addition, we are evaluating the impact of the ruling on prior plan administration practices and it is probable that additional charges will be recognized, but those charges are currently not estimable.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility and on June 30, 2015, we closed this foundry. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result, the Truck segment recognized charges of $13 million and $12 million in the first and second quarter of 2015, respectively, for the acceleration of depreciation of certain assets related to foundry and engine facilities. These charges are reported within Costs of products sold in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Asset Impairments
In the six months ended April 30, 2016, we recorded $5 million of Asset impairment charges in our Consolidated Statements of Operations, primarily due to $3 million of asset impairment charges recorded in the Truck segment related to the sale of Pure Power Technologies ("PPT"), a components business focused on air and fuel systems, in February 2016.
In the six months ended April 30, 2015, we recorded $8 million of Asset impairment charges in our Consolidated Statements of Operations, primarily due to $7 million of asset impairment charges recorded in the Truck segment in the first quarter of 2015, resulting from a triggering event related to certain equipment leased to others.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.3 billion and $2.5 billion as of April 30, 2016 and October 31, 2015, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.8 billion and $2.0 billion as of April 30, 2016 and October 31, 2015, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net consist of the following:

(in millions)	April 30, 2016	October 31, 2015
Retail portfolio	$506	$554
Wholesale portfolio	1,280	1,467
Total finance receivables	1,786	2,021
Less: Allowance for doubtful accounts	25	26
Total finance receivables, net	1,761	1,995
Less: Current portion, net(A)	1,552	1,779
Noncurrent portion, net	$209	$216
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2016 and October 31, 2015, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $965 million and $1.0 billion as of April 30, 2016 and October 31, 2015, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $133 million and $96 million as of April 30, 2016 and October 31, 2015, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Retail notes and finance leases revenue	$9	$12	$19	$25
Wholesale notes interest	26	24	52	48
Operating lease revenue	16	15	32	30
Retail and wholesale accounts interest	7	9	14	17
Gross finance revenues	58	60	117	120
Less: Intercompany revenues	(25)	(25)	(49)	(49)
Finance revenues	$33	$35	$68	$71
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2016				Three Months Ended April 30, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$4	$23	$46	$23	$3	$32	$58
Provision for doubtful accounts, net of recoveries	1	—	1	2	3	—	—	3
Charge-off of accounts(A)	(1)	—	—	(1)	—	—	—	—
Other(B)	2	—	2	4	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$21	$4	$26	$51	$25	$3	$30	$58

	Six Months Ended April 30, 2016				Six Months Ended April 30, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	3	—	4	7	5	—	—	5
Charge-off of accounts(A)	(4)	—	(1)	(5)	(1)	—	(3)	(4)
Other(B)	—	—	1	1	(3)	—	(5)	(8)
Allowance for doubtful accounts, at end of period	$21	$4	$26	$51	$25	$3	$30	$58
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were less than $1 million in both the three and six months ended April 30, 2016, as well as the three and six months ended April 30, 2015.

(B)	Amounts include impact from currency translation.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	April 30, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$21	$—	$21	$21	$—	$21
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	11	—	11	9	—	9
Finance receivables on non-accrual status	21	—	21	21	—	21
The average balances of the impaired finance receivables in the retail portfolio were $21 million and $25 million during the six months ended April 30, 2016 and 2015, respectively.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$435	$1,276	$1,711	$486	$1,461	$1,947
30-90 days past due	52	3	55	48	4	52
Over 90 days past due	19	1	20	20	2	22
Total finance receivables	$506	$1,280	$1,786	$554	$1,467	$2,021
5. Inventories
The following table presents the components of Inventories:

(in millions)	April 30, 2016	October 31, 2015
Finished products	$859	$837
Work in process	49	34
Raw materials	312	264
Total inventories, net	$1,220	$1,135

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt

(in millions)	April 30, 2016	October 31, 2015
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $15 and $17, respectively	$1,022	$1,023
8.25% Senior Notes, due 2022, net of unamortized discount of $17 and $18, respectively	1,183	1,182
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $12 and $14, respectively	188	186
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $28 and $32, respectively	383	379
Debt of majority-owned dealerships	13	28
Financing arrangements and capital lease obligations	46	49
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Financed lease obligations	75	111
Other	16	15
Total Manufacturing operations debt	3,151	3,198
Less: Current portion	83	103
Net long-term Manufacturing operations debt	$3,068	$3,095

(in millions)	April 30, 2016	October 31, 2015
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2021	$933	$870
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2021	947	1,063
Commercial paper, at variable rates, program matures in 2017	88	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	106	81
Total Financial Services operations debt	2,074	2,100
Less: Current portion	1,168	1,007
Net long-term Financial Services operations debt	$906	$1,093
Financial Services Operations
Asset-backed Debt
In April 2016, Truck Retail Accounts Corporation ("TRAC"), one of our consolidated SPEs, renewed its $100 million revolving facility for one year, to April 2017. Borrowings under this facility are secured by eligible retail accounts receivable.
In February 2016, the maximum capacity of NFC’s wholesale variable funding notes ("VFN") facility was increased from $375 million to $500 million. The VFN facility is secured by assets of the wholesale note owner trust. In May 2016, the maturity date of the VFN facility was extended from October 2016 to May 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduces the revolving portion of the facility from $500 million to $400 million. The revolving portion will be further reduced to approximately $275 million effective in December 2016. The amendment also provides for a reduction in the term loan facility, which was previously $229 million, to approximately $82 million, effective in December 2016, at which time the quarterly principal payments are reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments. The portion of the outstanding amount as of April 30, 2016 that matures in June 2018 is classified as Long-term debt on our Consolidated Balance Sheets.
In March 2016, NFC paid $30 million in cash dividends to Navistar, Inc. Dividends and certain affiliate loans are subject to the restricted payment covenants set forth in the NFC bank credit facility.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2016, we contributed $21 million and $40 million, respectively, and for the three and six months ended April 30, 2015, we contributed $32 million and $62 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $57 million to our pension plans during the remainder of 2016.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and six months ended April 30, 2016 and 2015, as well as anticipated contributions for the remainder of 2016, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost for benefits earned during the period	$3	$3	$2	$2	$5	$6	$3	$3
Interest on obligation	29	35	15	18	59	71	30	36
Amortization of cumulative loss	26	24	8	9	52	49	16	19
Amortization of prior service benefit	—	—	(1)	(1)	—	—	(1)	(2)
Contractual termination benefits	2	(1)	—	(1)	2	(1)	—	(1)
Premiums on pension insurance	4	4	—	—	8	5	—	—
Expected return on assets	(42)	(48)	(7)	(8)	(84)	(97)	(13)	(15)
Net periodic benefit expense	$22	$17	$17	$19	$42	$33	$35	$40

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we are using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Interest on the obligation as reported above is $9 million and $4 million lower in the three months ended April 30, 2016 for pension and for health and life insurance, respectively, and $18 million and $8 million lower in the six months ended April 30, 2016 for pension and for health and life insurance, respectively, as a result of using the spot rate approach compared to the historical approach.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $15 million in the three and six months ended April 30, 2016, respectively, and $8 million and $17 million in the three and six months ended April 30, 2015, respectively.
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
In the first quarter of 2016, we reviewed the impact of recently enacted U.S. tax legislation, the most significant of which is the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act of 2015"), which extended the rules allowing us to forego bonus depreciation in exchange for refunds of previously paid Alternative Minimum Tax ("AMT"). This change resulted in the likely realization of our deferred AMT credits, on a more likely than not basis, which supports the release of the associated valuation allowance. In addition, the PATH Act of 2015 extended the "look-through rule," under subpart F of the U.S. Internal Revenue Code, which had expired for us on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 with retroactive effect to the beginning of our 2016 fiscal year, and the rule will remain in place through our 2020 fiscal year. This rule extension allowed us to reverse recently recognized deferred tax liabilities associated with earnings in foreign jurisdictions. However, since the reversal of this deferred tax liability also had an associated and completely offsetting valuation allowance effect, there was no impact to total deferred taxes due to this change.
Also in the first quarter of 2016, we elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount for each jurisdiction. In accordance with the adoption provisions of ASU 2015-17 we have chosen to apply this change prospectively, and as a result, prior year amounts are maintained as originally filed.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As mentioned above, we have concluded that the valuation allowance on our U.S. deferred AMT credits is no longer necessary due to the enactment of the PATH Act of 2015. This partial valuation allowance release resulted in an income tax benefit of $13 million. We continue to maintain a valuation allowance on our remaining U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe at April 30, 2016 that it is more likely than not that they will be realized, it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2016, the amount of liability for uncertain tax positions was $42 million. The liability at April 30, 2016 has a recorded offsetting tax benefit associated with various issues that total $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and six months ended April 30, 2016, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million for both periods.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	April 30, 2016				October 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$41	$—	$—	$41	$53	$—	$—	$53
Other	187	—	—	187	106	—	—	106
Derivative financial instruments:
Commodity forward contracts(A)	—	6	—	6	—	—	—	—
Foreign currency contracts(A)	—	—	—	—	—	1	—	1
Total assets	$228	$6	$—	$234	$159	$1	$—	$160
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$2	$—	$2	$—	$2	$—	$2
Foreign currency contracts(B)	—	5	—	5	—	2	—	2
Guarantees	—	—	19	19	—	—	10	10
Total liabilities	$—	$7	$19	$26	$—	$4	$10	$14
_________________________

(A)
The asset value of commodity forward contracts and foreign currency contracts is included in other current assets as of April 30, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

(B)
The liability value of commodity forward contracts and foreign currency contracts is included in other current liabilities as of April 30, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Guarantees, at beginning of period	$(10)	$(8)	$(10)	$(8)
Transfers out of Level 3	—	—	—	—
Issuances	(10)	—	(11)	—
Settlements	1	1	2	1
Guarantees, at end of period	$(19)	$(7)	$(19)	$(7)
Change in unrealized gains on assets (liabilities) still held	$—	$—	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	April 30, 2016	October 31, 2015
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$21	$21
Specific loss reserve	(11)	(9)
Fair value	$10	$12
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
Notes to Consolidated Financial Statements—(Continued)
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$146	$146	$145
Notes receivable	—	—	1	1	1
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	986	986	1,022
8.25% Senior Notes, due 2022	872	—	—	872	1,183
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	141	141	188
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	276	276	383
Debt of majority-owned dealerships	—	—	13	13	13
Financing arrangements	—	—	15	15	40
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	227	—	227	225
Financed lease obligations	—	—	75	75	75
Other	—	—	16	16	16
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2021	—	—	929	929	933
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2021	—	—	930	930	947
Commercial paper, at variable rates, program matures in 2017	88	—	—	88	88
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	106	106	106

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$170	$170	$166
Notes receivable	—	—	3	3	3
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,014	1,014	1,023
8.25% Senior Notes, due 2022	998	—	—	998	1,182
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	148	148	186
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	289	289	379
Debt of majority-owned dealerships	—	—	28	28	28
Financing arrangements	—	—	17	17	43
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	225
Financed lease obligations	—	—	111	111	111
Other	—	—	17	17	15
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	865	865	870
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2020	—	—	1,048	1,048	1,063
Commercial paper, at variable rates, program matures in 2017	86	—	—	86	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	—	—	80	80	81
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and six months ended April 30, 2016 and 2015. None of our derivatives qualified for hedge accounting treatment during the three and six months ended April 30, 2016 and 2015.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The majority of our derivative contracts are transacted under International Swaps and Derivatives Association ("ISDA") master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Collateral is generally not required to be provided by our counter-parties for derivative contracts. However, certain of our derivative contracts contain provisions that require us to provide collateral if certain loss thresholds are exceeded. Collateral of $2 million was provided as of April 30, 2016 and $1 million of collateral was provided as of October 31, 2015. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At April 30, 2016 and October 31, 2015, our exposure to the credit risk of others was $6 million and $1 million, respectively.

The following table presents the location and amount of loss (gain) recognized in our Consolidated Statements of Operations related to derivatives:

		Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	Location in Consolidated Statements of Operations	2016	2015	2016	2015
Cross currency swaps	Other income, net	$—	$1	$—	$3
Foreign currency contracts	Other income, net	5	—	4	1
Commodity forward contracts	Costs of products sold	(7)	(5)	(2)	5
Total (income) loss		$(2)	$(4)	$2	$9
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
The following table presents the outstanding foreign currency contracts as of April 30, 2016 and October 31, 2015:

(in millions)	Currency	Notional Amount		Maturity
As of April 30, 2016
Forward exchange contract	EUR		€19	April 2016 - October 2016(A)
Forward exchange contract	CAD	C$	75	April 2016 - September 2016(B)
Forward exchange contract	MXN	₱	868	April 2016 - May 2016(C)
As of October 31, 2015
Forward exchange contract	EUR		€30	November 2015 - October 2016(D)
Forward exchange contract	CAD	C$	25	November 2015
Forward exchange contract	MXN	₱	1,270	November 2015
_________________________
(A) Forward exchange contracts of €3 million matured in April 2016 but settled in May 2016, €4 million matured in May 2016, €4 million mature in June 2016, and €2 million mature each month from July 2016 through October 2016.
(B) Forward exchange contracts of C$15 million matured in April 2016 but settled in May 2016, C$15 million matured in May 2016, C$15 million mature in June and July 2016, C$10 million mature in August 2016, and C$5 million mature in September 2016.
(C)     Forward exchange contracts of ₱436 million matured in April 2016 but settled in May 2016 and ₱432 million matured in May 2016.
(D)    Forward exchange contracts of €2 million settled in November 2015, €3 million matured in November 2015, €3 million matured in December 2015, €4 million matured in January 2016, and €2 million mature each month from February 2016 through October 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Commodity Forward Contracts
During 2016 and 2015, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of April 30, 2016, we had outstanding diesel fuel contracts with aggregate notional values of $18 million and outstanding steel contracts with aggregate notional values of $18 million. The commodity forward contracts have various maturity dates through March 31, 2017. As of October 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $6 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of both April 30, 2016 and October 31, 2015, there were no outstanding cross currency swaps. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities, and fluctuations in the value of the peso, as required under our Mexican bank credit facilities. As of April 30, 2016 and October 31, 2015, the notional amount of our outstanding interest rate caps at our Mexican financial services operation was $141 million and $108 million, respectively.
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together “BMO”) as part of General Electric’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital was, and now BMO is, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.4 billion of outstanding loan principal and operating lease payments receivable at April 30, 2016 and October 31, 2015, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion and $2.3 billion at April 30, 2016 and October 31, 2015, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $70 million and financed lease obligations of $75 million in our Consolidated Balance Sheets as of April 30, 2016.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2016, the amount of stand-by letters of credit and surety bonds was $91 million.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of April 30, 2016, the total credit limit under this program was $12 million of which $8 million was unused.
In addition, as of April 30, 2016, we have entered into various purchase commitments of $15 million and contracts that have cancellation fees of $60 million with various expiration dates through 2020.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2016. The majority of these accrued liabilities are expected to be paid subsequent to 2017.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at April 30, 2016), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement seeks certain groundwater investigations and other technical relief and proposes sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at April 30, 2016). In November 2014, IIAA extended a settlement offer. Currently, the parties remain in settlement discussions concerning the sanctions amount and the provisions of a Consent Agreement.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, the District of Alabama, and the District of New Jersey (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both Navistar International Corporation and Navistar, Inc. The U.S. Actions allege matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.  In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that the Company and Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
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
At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015. On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017, date for plaintiffs’ class certification motion. The Court also set a further status conference on July 27, 2016.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against Navistar International Corporation and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that NIC and Navistar, Inc. introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, NIC and Navistar, Inc. each filed an Answer and Affirmative Defenses to the Amended Complaint. On December 1, 2015, the Court entered an order setting a discovery schedule. Discovery in the matter will proceed in two phases. Fact discovery for the liability phase commenced on December 9, 2015, and is scheduled to be completed on August 9, 2016, followed by expert discovery. The deadline for dispositive motions is January 20, 2017. After completion of the first phase, the Court will, if necessary, set further dates for a remedy phase. NIC and Navistar, Inc. dispute the allegations in the lawsuit. On May 13, 2016, the DOJ filed a motion for summary judgment on liability against NIC and Navistar, Inc. The court set a ruling date of September 1, 2016 on the DOJ’s motion.
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
On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrowed the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The Second Amended Complaint brought claims against only Navistar, Dan Ustian, A.J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014.  In November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Second Amended Complaint. The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiff’s claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice. At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached, subject to, among other things, final documentation, confirmatory discovery and Court approval, and the Court filed a minute entry reflecting such report. On May 25, 2016, the Court entered an order preliminarily approving the settlement, as well as the class notice to be sent in connection with the settlement. The Court scheduled the Final Approval Hearing for October 25, 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In November 2015, the existing stay order in this derivative action was further extended through March 22, 2016 and in March 2016, it was again extended through July 6, 2016.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In August 2015, the court further extended the stay of this derivative action through December 3, 2015. In November 2015, the court further extended the stay through March 23, 2016 and in March 2016, the court further extended the stay until June 6, 2016.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$18 million as of April 30, 2016), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$37 million as of April 30, 2016) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. The arbitral tribunal has set hearing dates for presenting witnesses and evidence of June 13-15, 2016. As of April 30, 2016, the approximate amount of the IIAA claim against Navitrucks is R$124 million (approximately US$35 million as of April 30, 2016), of which Navitrucks has acknowledged that IIAA is entitled to a credit in the approximate amount of R$69 million (approximately US$20 million as of April 30, 2016), and the approximate amount of the Navitrucks claim against IIAA is R$132 million (approximately US$38 million as of April 30, 2016).
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
In addition, two other truck dealers and two truck fleet owners in Brazil have separate adversarial proceedings pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

IC Bus Civil RICO Litigation
On June 1, 2016, plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against Navistar International Corporation, Navistar, Inc., and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the forty (40) IC brand buses owned or operated by plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act (RICO) and common law fraud. Plaintiffs seek compensatory damages in the amount of $6.7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. NIC, Navistar, Inc., and IC Bus dispute the allegations in the lawsuit.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Other
U.S. Securities and Exchange Administrative Order
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
On August 13 and 17, 2015, the SEC staff transmitted “Wells Notices” in connection with the formal order of investigation from July 2012 described above. The Notices stated that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and its former chief executive officer, Daniel Ustian, alleging violations of the Securities Exchange Act of 1934, certain related regulations, the Securities Act of 1933, and an August 5, 2010 Order Instituting Cease-and-Desist Proceedings against the Company. On September 17, 2015, Navistar submitted to the SEC a response to its Wells Notices. On October 13, 2015, Navistar met with the SEC to further respond to the Wells Notices, subsequent discussions followed, and the Company made an offer of settlement. On March 31, 2016, the SEC accepted the Company’s offer and issued an administrative cease-and-desist order reflecting the terms of the settlement. The Company neither admitted nor denied wrongdoing. The order includes negligence-based charges pertaining to periodic filing requirements and material misstatements or omissions related to three applications in 2011 and 2012 by Navistar to the EPA for certification of heavy-duty diesel engines emitting 0.2g of nitrogen oxide ("NOx"). The order also requires the Company to pay a civil penalty in the amount of $7.5 million, which the Company has paid and which it previously accrued for on its Consolidated Balance Sheets as of October 31, 2015.
12. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name and parts required to support the military truck lines. This segment sells its products in the U.S., Canada, and Mexico markets, as well as through our export truck business. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

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
Notes to Consolidated Financial Statements—(Continued)
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
Segment Profit (Loss)
We define segment profit (loss) as Net income (loss) from continuing operations attributable to Navistar International Corporation excluding Income tax benefit (expense). Selected financial information is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2016
External sales and revenues, net	$1,459	$640	$64	$33	$1	$2,197
Intersegment sales and revenues	21	7	13	25	(66)	—
Total sales and revenues, net	$1,480	$647	$77	$58	$(65)	$2,197
Income (loss) from continuing operations attributable to NIC, net of tax	$(23)	$176	$(1)	$25	$(173)	$4
Income tax expense	—	—	—	—	(16)	(16)
Segment profit (loss)	$(23)	$176	$(1)	$25	$(157)	$20
Depreciation and amortization	$29	$4	$4	$12	$4	$53
Interest expense	—	—	—	19	62	81
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(C)	19	1	1	—	3	24

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2015
External sales and revenues, net	$1,933	$607	$115	$35	$3	$2,693
Intersegment sales and revenues(B)	33	6	15	25	(79)	—
Total sales and revenues, net	$1,966	$613	$130	$60	$(76)	$2,693
Income (loss) from continuing operations attributable to NIC, net of tax	$(51)	$133	$1	$22	$(169)	$(64)
Income tax expense	—	—	—	—	(18)	(18)
Segment profit (loss)	$(51)	$133	$1	$22	$(151)	$(46)
Depreciation and amortization	$47	$4	$5	$12	$6	$74
Interest expense	—	—	—	18	57	75
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	—	1
Capital expenditures(C)	24	—	1	2	1	28

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2016
External sales and revenues, net	$2,540	$1,202	$148	$68	$4	$3,962
Intersegment sales and revenues	72	15	21	49	(157)	—
Total sales and revenues, net	$2,612	$1,217	$169	$117	$(153)	$3,962
Income (loss) from continuing operations attributable to NIC, net of tax	$(74)	$326	$(14)	$51	$(318)	$(29)
Income tax expense	—	—	—	—	(11)	(11)
Segment profit (loss)	$(74)	$326	$(14)	$51	$(307)	$(18)
Depreciation and amortization	$63	$7	$9	$24	$8	$111
Interest expense	—	—	—	38	124	162
Equity in income (loss) of non-consolidated affiliates	2	2	(3)	—	—	1
Capital expenditures(C)	44	2	2	—	5	53

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2015
External sales and revenues, net	$3,564	$1,221	$253	$71	$5	$5,114
Intersegment sales and revenues(B)	72	18	29	49	(168)	—
Total sales and revenues, net	$3,636	$1,239	$282	$120	$(163)	$5,114
Income (loss) from continuing operations attributable to NIC, net of tax	$(69)	$278	$(14)	$46	$(347)	$(106)
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$(69)	$278	$(14)	$46	$(322)	$(81)
Depreciation and amortization	$99	$7	$12	$24	$11	$153
Interest expense	—	—	—	38	114	152
Equity in income (loss) of non-consolidated affiliates	3	2	(2)	—	—	3
Capital expenditures(C)	38	—	3	2	2	45

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2016	$1,887	$645	$370	$2,284	$1,002	$6,188
October 31, 2015	1,876	641	409	2,455	1,311	6,692
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $42 million and $84 million for the three and six months ended April 30, 2016, respectively, and $44 million and $89 million for the three and six months ended April 30, 2015, respectively.

(B)
During the second quarter of 2015, we identified a $35 million adjustment related to the first quarter of 2015 Intersegment sales and revenues. As a result, the Truck segment and Corporate and Eliminations should have reported Intersegment sales and revenues of $39 million and $(89) million, respectively, and reported Total sales and revenues, net, of $1,670 million and $(87) million, respectively, for the three months ended January 31, 2015. The adjustment did not impact the consolidated results for the first or second quarter of 2015.

(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2016	$1	$(320)	$(2,282)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	50	(18)	32
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income	—	50	15	65
Balance as of April 30, 2016	$1	$(270)	$(2,267)	$(2,536)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	17	(18)	(1)
Amounts reclassified out of accumulated other comprehensive loss	—	—	66	66
Net current-period other comprehensive income	—	17	48	65
Balance as of April 30, 2016	$1	$(270)	$(2,267)	$(2,536)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2015	$1	$(186)	$(2,105)	$(2,290)
Other comprehensive loss before reclassifications	—	(27)	—	(27)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(27)	33	6
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(86)	—	(86)
Amounts reclassified out of accumulated other comprehensive loss	—	—	65	65
Net current-period other comprehensive income (loss)	—	(86)	65	(21)
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

		Three Months Ended April 30,		Six Months Ended April 30,
	Location in Consolidated Statements of Operations	2016	2015	2016	2015
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$(1)	$(1)	$(1)	$(2)
Amortization of actuarial loss	Selling, general and administrative expenses	34	34	67	68
	Total before tax	33	33	66	66
	Tax expense	—	—	—	(1)
Total reclassifications for the period, net of tax		$33	$33	$66	$65

14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted income (loss) per share for continuing operations, discontinued operations, and net income (loss), all attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$4	$(64)	$(29)	$(106)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$4	$(64)	$(29)	$(106)

Denominator:
Weighted average shares outstanding:
Basic	81.7	81.6	81.7	81.5
Effect of dilutive securities	0.3	—	—	—
Diluted	82.0	81.6	81.7	81.5

Income (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$0.05	$(0.78)	$(0.35)	$(1.30)
Discontinued operations	—	—	—	—
Net income (loss)	$0.05	$(0.78)	$(0.35)	$(1.30)
Diluted:
Continuing operations	$0.05	$(0.78)	$(0.35)	$(1.30)
Discontinued operations	—	—	—	—
Net income (loss)	$0.05	$(0.78)	$(0.35)	$(1.30)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
For the three months ended April 30, 2016, certain outstanding options and other common stock equivalents were excluded from the computation of diluted earnings per share, as our average stock price during the period was less than their respective exercise prices. The aggregate options and other common stock equivalents not included were 14.9 million.
For the six months ended April 30, 2016, no dilutive shares were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 14.8 million.
For both the three and six months ended April 30, 2015, no dilutive shares were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 16.0 million.
For both the three and six months ended April 30, 2016 and both the three and six months ended April 30, 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2016 and October 31, 2015, and condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended April 30, 2016 and 2015, and condensed consolidating statements of cash flows for the six months ended April 30, 2016 and 2015.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,702	$1,423	$(928)	$2,197
Costs of products sold	—	1,548	1,208	(911)	1,845
Restructuring charges	—	3	—	—	3
Asset impairment charges	—	2	1	—	3
All other operating expenses (income)	38	233	66	(18)	319
Total costs and expenses	38	1,786	1,275	(929)	2,170
Equity in income (loss) of affiliates	42	68	—	(108)	2
Income (loss) before income taxes	4	(16)	148	(107)	29
Income tax expense	—	(2)	(14)	—	(16)
Earnings (loss) from continuing operations	4	(18)	134	(107)	13
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	4	(18)	134	(107)	13
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$4	$(18)	$125	$(107)	$4

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$4	$(18)	$134	$(107)	$13
Other comprehensive income (loss):
Foreign currency translation adjustment	50	—	50	(50)	50
Defined benefit plans (net of tax)	15	31	(16)	(15)	15
Total other comprehensive income (loss)	65	31	34	(65)	65
Comprehensive income (loss)	69	13	168	(172)	78
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Total comprehensive income (loss) attributable to Navistar International Corporation	$69	$13	$159	$(172)	$69

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,044	$2,623	$(1,705)	$3,962
Costs of products sold	—	2,752	2,231	(1,672)	3,311
Restructuring charges	—	4	2	—	6
Asset impairment charges	—	2	3	—	5
All other operating expenses (income)	57	446	174	(36)	641
Total costs and expenses	57	3,204	2,410	(1,708)	3,963
Equity in income (loss) of affiliates	28	55	(1)	(81)	1
Income (loss) before income taxes	(29)	(105)	212	(78)	—
Income tax benefit (expense)	—	11	(22)	—	(11)
Earnings (loss) from continuing operations	(29)	(94)	190	(78)	(11)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(29)	(94)	190	(78)	(11)
Less: Net income attributable to non-controlling interests	—	—	18	—	18
Net income (loss) attributable to Navistar International Corporation	$(29)	$(94)	$172	$(78)	$(29)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(29)	$(94)	$190	$(78)	$(11)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	—	17	(17)	17
Defined benefit plans (net of tax)	48	63	(15)	(48)	48
Total other comprehensive income (loss)	65	63	2	(65)	65
Comprehensive income (loss)	36	(31)	192	(143)	54
Less: Net income attributable to non-controlling interests	—	—	18	—	18
Total comprehensive income (loss) attributable to Navistar International Corporation	$36	$(31)	$174	$(143)	$36

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$228	$24	$337	$—	$589
Marketable securities	47	—	181	—	228
Restricted cash	16	5	118	—	139
Finance and other receivables, net	3	101	2,145	(105)	2,144
Inventories	—	812	421	(13)	1,220
Investments in non-consolidated affiliates	(7,585)	6,215	63	1,373	66
Property and equipment, net	—	691	597	(7)	1,281
Goodwill	—	—	38	—	38
Deferred taxes, net	—	15	149	—	164
Other	33	125	162	(1)	319
Total assets	$(7,258)	$7,988	$4,211	$1,247	$6,188
Liabilities and stockholders’ equity (deficit)
Debt	$1,979	$1,141	$2,108	$(3)	$5,225
Postretirement benefits liabilities	—	2,839	198	—	3,037
Amounts due to (from) affiliates	(7,820)	10,584	(2,936)	172	—
Other liabilities	3,711	1	(595)	(70)	3,047
Total liabilities	(2,130)	14,565	(1,225)	99	11,309
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,128)	(6,577)	5,429	1,148	(5,128)
Total liabilities and stockholders’ equity (deficit)	$(7,258)	$7,988	$4,211	$1,247	$6,188

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(293)	$(297)	$218	$268	$(104)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	2	(21)	—	(19)
Net sales (purchases) of marketable securities	65	—	(134)	—	(69)
Capital expenditures and purchase of equipment leased to others	—	(34)	(97)	—	(131)
Other investing activities	—	—	53	—	53
Net cash provided by (used in) investing activities	65	(32)	(199)	—	(166)
Cash flows from financing activities
Net borrowings (repayments) of debt	—	259	(26)	(298)	(65)
Other financing activities	—	13	(49)	30	(6)
Net cash provided by (used in) financing activities	—	272	(75)	(268)	(71)
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Decrease in cash and cash equivalents	(228)	(57)	(38)	—	(323)
Cash and cash equivalents at beginning of the period	456	81	375	—	912
Cash and cash equivalents at end of the period	$228	$24	$337	$—	$589

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$2,009	$1,943	$(1,259)	$2,693
Costs of products sold	—	1,864	1,735	(1,239)	2,360
Restructuring charges	—	—	6	—	6
Asset impairment charges	—	1	—	—	1
All other operating expenses (income)	27	282	79	(22)	366
Total costs and expenses	27	2,147	1,820	(1,261)	2,733
Equity in income (loss) of affiliates	(37)	64	—	(26)	1
Income (loss) before income taxes	(64)	(74)	123	(24)	(39)
Income tax expense	—	(1)	(17)	—	(18)
Earnings (loss) from continuing operations	(64)	(75)	106	(24)	(57)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(64)	(75)	106	(24)	(57)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Net income (loss) attributable to Navistar International Corporation	$(64)	$(75)	$99	$(24)	$(64)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(64)	$(75)	$106	$(24)	$(57)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	—	(27)	27	(27)
Defined benefit plans (net of tax)	33	31	2	(33)	33
Total other comprehensive income (loss)	6	31	(25)	(6)	6
Comprehensive income (loss)	(58)	(44)	81	(30)	(51)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Total comprehensive income (loss) attributable to Navistar International Corporation	$(58)	$(44)	$74	$(30)	$(58)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$3,619	$3,711	$(2,216)	$5,114
Costs of products sold	—	3,273	3,305	(2,173)	4,405
Restructuring charges	—	3	6	—	9
Asset impairment charges	—	8	—	—	8
All other operating expenses (income)	50	546	204	(40)	760
Total costs and expenses	50	3,830	3,515	(2,213)	5,182
Equity in income (loss) of affiliates	(56)	79	1	(21)	3
Income (loss) before income taxes	(106)	(132)	197	(24)	(65)
Income tax expense	—	(2)	(23)	—	(25)
Earnings (loss) from continuing operations	(106)	(134)	174	(24)	(90)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(106)	(134)	174	(24)	(90)
Less: Net income attributable to non-controlling interests	—	—	16	—	16
Net income (loss) attributable to Navistar International Corporation	$(106)	$(134)	$158	$(24)	$(106)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(106)	$(134)	$174	$(24)	$(90)
Other comprehensive income (loss):
Foreign currency translation adjustment	(86)	—	(86)	86	(86)
Defined benefit plans (net of tax)	65	62	3	(65)	65
Total other comprehensive income (loss)	(21)	62	(83)	21	(21)
Comprehensive income (loss)	(127)	(72)	91	(3)	(111)
Less: Net income attributable to non-controlling interests	—	—	16	—	16
Total comprehensive income (loss) attributable to Navistar International Corporation	$(127)	$(72)	$75	$(3)	$(127)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(168)	$41	$(188)	$78	$(237)
Cash flows from investment activities
Net change in restricted cash and cash equivalents	1	(2)	54	—	53
Net sales of marketable securities	229	—	103	—	332
Capital expenditures and purchase of equipment leased to others	—	(30)	(35)	—	(65)
Other investing activities	—	7	5	—	12
Net cash provided by (used in) investing activities	230	(25)	127	—	332
Cash flows from financing activities
Net borrowings (repayments) of debt	—	(52)	66	2	16
Other financing activities	—	20	61	(80)	1
Net cash provided by (used in) financing activities	—	(32)	127	(78)	17
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Increase (decrease) in cash and cash equivalents	62	(16)	40	—	86
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$163	$37	$383	$—	$583

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Second Quarter Summary
During the second quarter of 2016, we continued to focus on our strategy which includes: implementing our customer centric strategy, completing new product launches, improving financial performance and increasing profitable market share.  We believe our strategy will enable us to improve our sales and market share, as well as to add value to our customers.
We continue to focus on our Core markets. On February 1, 2016 we launched the International® HX™ Series, the first in a series of new product launches. The HX™ is a Class 8 premium vocational truck designed to deliver the strength and durability required for the severe service industry.
We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-core/non-strategic businesses, and identify opportunities to restructure our business and rationalize our Manufacturing operations to optimize our cost structure.  In February 2016, we sold Pure Power Technologies (“PPT”), a components business focused on air and fuel systems.
Financial Summary
Continuing Operations Results — In the second quarter of 2016, our consolidated net sales and revenues were $2.2 billion, down 18% compared to the prior year quarter. The 18% decrease reflects lower sales from our Truck and Global Operations segments, partially offset by increased sales in our Parts segment. In the first half of 2016, our consolidated net sales and revenues were $4.0 billion, down 23% compared to the first half of 2015. The 23% decrease reflects lower sales from our Truck, Parts, and Global Operations segments.
In the second quarter and first half of 2016, we recognized income from continuing operations before income taxes of $29 million and zero, respectively, compared to a loss from continuing operations of $39 million and $65 million in the respective periods in the prior year. The improvement in the second quarter of 2016 was primarily driven by lower structural costs of $56 million and improved product margin in our Core markets, partially offset by higher adjustments to pre-existing warranties. The improvement in the first half of 2016 was primarily driven by lower structural costs of $113 million, improved product margin in our Core markets, and improved Other income of $16 million primarily due to a one-time fee received from a third party and the accelerated recognition of deferred income for an intellectual property ("IP") license, partially offset by a gain recorded in the second quarter of 2015 related to the settlement of a customer dispute. These improvements were partially offset by higher adjustments to pre-existing warranties and an increase in our used truck reserves. Our gross used truck inventory increased to approximately $448 million at April 30, 2016 from $390 million at October 31, 2015 (offset by reserves of $168 million and $110 million, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. We continue to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.

In the second quarter of 2016, consolidated net income from continuing operations attributable to Navistar International Corporation, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $135 million, compared to EBITDA of $85 million for the comparable period in 2015. After excluding net charges of $52 million and $17 million in the second quarters of 2016 and 2015, respectively, Adjusted EBITDA was $187 million in the second quarter of 2016 compared to Adjusted EBITDA of $102 million in the comparable period in 2015. In the first half of 2016 and 2015, EBITDA was $217 million and $186 million, respectively. After excluding a net charge of $47 million and a net benefit of $30 million in the first half of 2016 and 2015, respectively, Adjusted EBITDA was $264 million in the first half of 2016 compared to Adjusted EBITDA of $156 million for the comparable period in 2015. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the second quarter and first half of 2016, we recognized income tax expense from continuing operations of $16 million and $11 million, respectively, compared to income tax expense of $18 million and $25 million in the respective prior year periods. The difference in the income tax expense in the first half of 2016 compared to the first half of 2015 was primarily due to the $13 million income tax benefit from the release of the valuation allowance on U.S. AMT credits in the first quarter of 2016.
In the second quarter of 2016, after income taxes, the income from continuing operations attributable to Navistar International Corporation was $4 million, or $0.05 per diluted share, and in the first half of 2016 the loss from continuing operations attributable to Navistar International Corporation, after income taxes, was $29 million, or $0.35 per diluted share. In the second quarter and first half of 2015, after income taxes, the loss from continuing operations attributable to Navistar International Corporation was $64 million and $106 million, or $0.78 and $1.30 per diluted share, respectively.
We ended the second quarter of 2016 with $817 million of consolidated cash, cash equivalents and marketable securities, compared to $1.1 billion as of October 31, 2015. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in inventories and other noncurrent assets as well as decreases in accounts payable and other current and noncurrent liabilities, repayment of short-term and long-term debt, and payments for capital expenditures, partially offset by collections of accounts and finance receivables, and proceeds received for the sale of property and equipment.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and six months ended April 30, 2016 as compared to the three and six months ended April 30, 2015

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales and revenues, net	$2,197	$2,693	$(496)	(18)%	$3,962	$5,114	$(1,152)	(23)%
Costs of products sold	1,845	2,360	(515)	(22)%	3,311	4,405	(1,094)	(25)%
Restructuring charges	3	6	(3)	(50)%	6	9	(3)	(33)%
Asset impairment charges	3	1	2	N.M.	5	8	(3)	(38)%
Selling, general and administrative expenses	202	243	(41)	(17)%	407	484	(77)	(16)%
Engineering and product development costs	61	76	(15)	(20)%	119	155	(36)	(23)%
Interest expense	81	75	6	8%	162	152	10	7%
Other income, net	(25)	(28)	3	(11)%	(47)	(31)	(16)	52%
Total costs and expenses	2,170	2,733	(563)	(21)%	3,963	5,182	(1,219)	(24)%
Equity in income of non-consolidated affiliates	2	1	1	N.M.	1	3	(2)	(67)%
Income (loss) from continuing operations before income taxes	29	(39)	68	N.M.	—	(65)	65	N.M.
Income tax expense	(16)	(18)	2	(11)%	(11)	(25)	14	(56)%
Income (loss) from continuing operations	13	(57)	70	N.M.	(11)	(90)	79	(88)%
Less: Net income attributable to non-controlling interests	9	7	2	29%	18	16	2	13%
Income (loss) from continuing operations(A)	4	(64)	68	N.M.	(29)	(106)	77	(73)%
Income (loss) from discontinued operations, net of tax	—	—	—	—%	—	—	—	—%
Net income (loss)(A)	$4	$(64)	$68	N.M.	$(29)	$(106)	$77	(73)%

Diluted income (loss) per share:(A)
Continuing operations	$0.05	$(0.78)	$0.83	N.M.	$(0.35)	$(1.30)	$0.95	(73)%
Discontinued operations	—	—	—	—%	—	—	—	—%
	$0.05	$(0.78)	$0.83	N.M.	$(0.35)	$(1.30)	$0.95	(73)%
Diluted weighted average shares outstanding	82.0	81.6	0.4	—%	81.7	81.5	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Truck	$1,480	$1,966	$(486)	(25)%	$2,612	$3,636	$(1,024)	(28)%
Parts	647	613	34	6%	1,217	1,239	(22)	(2)%
Global Operations	77	130	(53)	(41)%	169	282	(113)	(40)%
Financial Services	58	60	(2)	(3)%	117	120	(3)	(3)%
Corporate and Eliminations	(65)	(76)	11	(14)%	(153)	(163)	10	(6)%
Total	$2,197	$2,693	$(496)	(18)%	$3,962	$5,114	$(1,152)	(23)%
In the second quarter of 2016, the Truck segment net sales decreased $486 million, or 25%, primarily due to lower Core truck volumes, ceasing Ford sales through our BDT joint venture, and the impact of a shift in product mix in our Core markets. Chargeouts from our Core markets were down 15%. In the first half of 2016, the Truck segment net sales decreased $1.0 billion, or 28%, primarily due to lower Core truck volumes, ceasing BDT sales, a decline in our export truck volumes, and the impact of a shift in product mix in our Core markets. Chargeouts from our Core markets were down 17%.
The Parts segment net sales improvement of $34 million, or 6%, in the second quarter of 2016, was primarily due to enhanced retail programs in our U.S. market, partially offset by unfavorable movements in foreign currency exchange rates and market pressures, primarily in Canada and Mexico. In the first half of 2016, the Parts segment net sales decreased $22 million, or 2%, as enhanced retail programs in our U.S. market were more than offset by unfavorable movements in foreign currency exchange rates and market pressures, primarily in Canada and Mexico, and a decline in BDP net sales due to a decrease of units in operation.
The Global Operations segment net sales decrease of $53 million and $113 million, or 41% and 40%, in the second quarter and first half of 2016, respectively, was primarily due to lower volumes in our South American engine operations due to the economic downturn in Brazil as well as unfavorable movements in foreign currency exchange rates.
In the second quarter and first half of 2016, the Financial Services segment net revenues decreased $2 million and $3 million, respectively, or 3%, primarily due to a decline in the average retail notes receivable balances and unfavorable movements in foreign currency exchange rates.
Costs of products sold
In the second quarter and first half of 2016, Costs of products sold decreased by $515 million and $1.1 billion, respectively, reflecting the impact of lower sales in our Core and global markets, ceasing BDT sales, improved purchasing and manufacturing costs in our Core markets, and the impact of a shift in product mix in our Core markets, partially offset by higher adjustments to pre-existing warranties and an increase in our used truck reserves. In the second quarter and first half of 2016, we recognized charges for adjustments to pre-existing warranties of $46 million and $51 million, compared to a charge for adjustments to pre-existing warranties of $18 million and a benefit for adjustments to pre-existing warranties of $39 million in the respective prior year periods. The pre-existing charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar’s standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts. For more information on our estimated warranty obligations, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expense decreases of $41 million and $77 million, in the second quarter and first half of 2016, respectively, are primarily due to the impact of our cost-reduction initiatives.
In the fourth quarter of 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). Along with the VSP, in the third quarter of 2015, we used attrition and an involuntary reduction in force to eliminate additional positions in order to meet our targeted reductions goal. In addition to these actions in the U.S., our Brazilian operations continued to restructure its business through various actions including utilization of an involuntary reduction in force to eliminate positions. As a result of these actions, we have realized year-over-year savings. For more information on these initiatives, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Engineering and product development costs
The Engineering and product development cost decreases of $15 million and $36 million, in the second quarter and first half of 2016, respectively, were primarily driven by our efforts to focus spending on our Core markets while putting less emphasis on engine development.  Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017.  Over the next two years, we expect to introduce new vehicles across our entire product line.
Interest expense
In the second quarter and first half of 2016, interest expense increased $6 million and $10 million, respectively, compared to the comparable prior year periods, primarily driven by the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility in August 2015.
Other income, net
We recognized Other income of $25 million and $47 million in the second quarter and first half of 2016, respectively, compared to $28 million and $31 million in the comparable prior year periods. The increase in Other income in the first half of 2016 is primarily driven by the recognition of deferred income for an IP license of $19 million in the second quarter of 2016 and a $15 million one-time fee received from a third party in the first quarter of 2016, partially offset by a $14 million gain recorded in the second quarter of 2015 related to the settlement of a customer dispute.
Income tax (expense) benefit
In the second quarter and first half of 2016, we recognized an income tax expense from continuing operations of $16 million and $11 million, respectively, compared to $18 million and $25 million in the comparable prior year periods. The decrease in income tax expense in the first half of 2016 is primarily due to the $13 million income tax benefit from the 2016 release of the valuation allowance on U.S. AMT credits as well as geographical mix and certain discrete items. The release of the valuation allowance on U.S. AMT credits is the result of new tax legislation, which allows us to forego bonus depreciation in exchange for refunds of previously paid AMT. Income taxes attributable to U.S. operations in both periods was limited to current state income taxes, and the effect of discrete items, due to the valuation allowances on most of our U.S. deferred tax assets.
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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Truck segment sales, net	$1,480	$1,966	$(486)	(25)%	$2,612	$3,636	$(1,024)	(28)%
Truck segment loss	(23)	(51)	28	(55)%	(74)	(69)	(5)	7%
Segment sales
In the second quarter of 2016, the Truck segment net sales decreased $486 million, or 25%, due to lower Core truck volumes, ceasing Ford sales through our BDT joint venture in 2015, and the impact of a shift in product mix in our Core markets. Truck chargeouts from our Core markets were down 15%, reflecting a 7% decrease in Class 6 and 7 medium trucks, a 33% decrease in Class 8 heavy trucks, and a 17% decrease in Class 8 severe service trucks, partially offset by a 22% increase in school buses.
In the first half of 2016, the Truck segment net sales decreased $1.0 billion, or 28%, primarily due to lower Core truck volumes, ceasing BDT sales, a decline in our export truck volumes, and the impact of a shift in product mix in our Core markets. Truck chargeouts from our Core markets were down 17%, reflecting an 8% decrease in school buses, a 6% decrease in Class 6 and 7 medium trucks, a 30% decrease in Class 8 heavy trucks, and a 16% decrease in Class 8 severe service trucks.
Segment loss
In the second quarter of 2016, the Truck segment results improved by $28 million, or 55%. In the first half of 2016, the Truck segment loss increased by $5 million, or 7%. The improvements were primarily driven by higher margins in our Core markets due to lower purchasing and manufacturing costs, improved SG&A and Engineering costs, lower accelerated depreciation charges, and higher Other income. Offsetting these improvements were higher adjustments to pre-existing warranties and an increase in our used truck reserves.
SG&A expenses and Engineering and product development costs continued to decline in 2016. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to our efforts to focus spending on our Core markets while putting less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. Over the next two years, we expect to introduce new vehicles across our entire product line.
The Truck segment also realized certain other improvements. The segment incurred lower accelerated depreciation charges for certain assets related to foundry and engine facilities of $12 million and $23 million in the second quarter and first half of 2016, respectively, compared to the comparable prior year periods. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements. Additionally, in the first quarter of 2016, the segment recorded a $15 million one-time fee received from a third party and in the second quarter of 2016, we recognized deferred income for an IP license of $19 million, in Other income, net.
Offsetting these factors are higher adjustments to pre-existing warranties. In the second quarter and first half of 2016, the Truck segment recorded charges for adjustments to pre-existing warranties of $46 million and $51 million, respectively, compared to charges for adjustments to pre-existing warranties of $19 million and a benefit for adjustments to pre-existing warranties of $36 million, respectively, in the comparable prior year periods. The pre-existing charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar’s standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.

Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Parts segment sales, net	$647	$613	$34	6%	$1,217	$1,239	$(22)	(2)%
Parts segment profit	176	133	43	32%	326	278	48	17%
Segment sales
In the second quarter of 2016, the Parts segment net sales improved $34 million, or 6%, primarily due to enhanced retail programs in our U.S. market, partially offset by unfavorable movements in foreign currency exchange rates and market pressures, primarily in Canada and Mexico. In the first half of 2016, the Parts segment net sales decreased $22 million, or 2%, as enhanced retail programs in our U.S. market were more than offset by unfavorable movements in foreign currency exchange rates and market pressures, primarily in Canada and Mexico, and a decline in BDP net sales due to a decrease of units in operation.
Segment profit
In the second quarter and first half of 2016, the Parts segment increased its segment profit by $43 million and $48 million, or 32% and 17%, respectively, primarily due to margin improvements, cost-reduction initiatives, and lower intercompany access fees. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees in 2016 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Global Operations segment sales, net	$77	$130	$(53)	(41)%	$169	$282	$(113)	(40)%
Global Operations segment profit (loss)	(1)	1	(2)	N.M.	(14)	(14)	—	—%
Segment sales
In the second quarter and first half of 2016, the Global Operations segment net sales decrease of $53 million and $113 million, or 41% and 40%, respectively, was primarily driven by a decrease in our South America engine operations, reflecting lower volumes, and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian Real to the U.S. dollar has weakened by 20% and 27%, respectively. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 46% and 29%, for the second quarter and first half of 2016, respectively, compared to the comparable prior year periods.
Segment loss
In the second quarter and first half of 2016, the Global Operations segment results were comparable to the prior year. The comparative results were impacted by lower manufacturing and structural costs as a result of our prior year restructuring and cost-reduction efforts and favorable movements in foreign currency exchange rates, which was offset by a net gain of $10 million recorded in the second quarter of 2015 related to the settlement of a customer dispute.

Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Financial Services segment sales, net	$58	$60	$(2)	(3)%	$117	$120	$(3)	(3)%
Financial Services segment profit	25	22	3	14%	51	46	5	11%
Segment revenues
In the second quarter and first half of 2016, net revenues in the Financial Services segment decreased by $2 million and $3 million, respectively, primarily driven by a decrease in the average retail notes receivable balances, partially offset by higher revenues from operating leases. The decline in the average retail notes receivable balance is primarily due to the continued liquidation of our U.S. retail portfolio and unfavorable movements in foreign currency in our Mexican retail portfolio.
Segment profit
In the second quarter and first half of 2016, the Financial Services segment profit increased by $3 million and $5 million, or 14% and 11%, respectively, primarily due to an increase in gains on lease terminations, a decrease in the provision for loan losses in Mexico, and cost reduction initiatives, partially offset by a decrease in revenue.
Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units, and chargeout units. These tables present key metrics and trends that provide quantitative measures on the performance of the Truck and Global Operations segments.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	5,400	4,400	1,000	23%	11,700	10,100	1,600	16%
Class 6 and 7 medium trucks	22,300	20,000	2,300	12%	43,000	38,000	5,000	13%
Class 8 heavy trucks	41,900	51,700	(9,800)	(19)%	89,600	102,100	(12,500)	(12)%
Class 8 severe service trucks	16,400	14,700	1,700	12%	30,700	29,000	1,700	6%
Total Core Markets	86,000	90,800	(4,800)	(5)%	175,000	179,200	(4,200)	(2)%
Combined class 8 trucks	58,300	66,400	(8,100)	(12)%	120,300	131,100	(10,800)	(8)%
Navistar Core retail deliveries	13,900	15,500	(1,600)	(10)%	26,700	28,500	(1,800)	(6)%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	27%	20%	19%	24%	27%
Class 8 heavy trucks	11%	10%	11%	12%	12%
Class 8 severe service trucks	11%	16%	15%	15%	15%
Combined class 8 trucks	11%	11%	12%	13%	13%

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

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	4,000	3,500	500	14%	6,000	6,000	—	—%
Class 6 and 7 medium trucks	3,500	4,400	(900)	(20)%	8,800	9,000	(200)	(2)%
Class 8 heavy trucks	3,300	5,600	(2,300)	(41)%	7,400	13,700	(6,300)	(46)%
Class 8 severe service trucks	1,800	2,800	(1,000)	(36)%	4,200	4,800	(600)	(13)%
Total Core Markets	12,600	16,300	(3,700)	(23)%	26,400	33,500	(7,100)	(21)%
Combined class 8 trucks	5,100	8,400	(3,300)	(39)%	11,600	18,500	(6,900)	(37)%
Truck Backlogs
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although backlogs are one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our approximate backlog for Core units:

	As of April 30,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,700	3,000	(300)	(10)%
Class 6 and 7 medium trucks	3,700	5,500	(1,800)	(33)%
Class 8 heavy trucks	12,800	13,800	(1,000)	(7)%
Class 8 severe service trucks	2,500	2,700	(200)	(7)%
Total Core Markets	21,700	25,000	(3,300)	(13)%
Combined class 8 trucks	15,300	16,500	(1,200)	(7)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,800	2,300	500	22%	4,600	5,000	(400)	(8)%
Class 6 and 7 medium trucks	6,200	6,700	(500)	(7)%	10,100	10,700	(600)	(6)%
Class 8 heavy trucks	4,900	7,300	(2,400)	(33)%	8,500	12,100	(3,600)	(30)%
Class 8 severe service trucks	1,900	2,300	(400)	(17)%	3,600	4,300	(700)	(16)%
Total Core Markets	15,800	18,600	(2,800)	(15)%	26,800	32,100	(5,300)	(17)%
Non "Core" military	200	—	200	—%	200	—	200	—%
Other markets(A)	1,400	5,400	(4,000)	(74)%	3,100	12,400	(9,300)	(75)%
Total worldwide units	17,400	24,000	(6,600)	(28)%	30,100	44,500	(14,400)	(32)%
Combined class 8 trucks	6,800	9,600	(2,800)	(29)%	12,100	16,400	(4,300)	(26)%
_____________________________

(A)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 2,600 and 6,000 units during the three and six months ended April 30, 2015, respectively. There were no third party chargeouts related to BDT during the three and six months ended April 30, 2016 as Ford no longer purchases from BDT.

Liquidity and Capital Resources

	As of
(in millions)	April 30, 2016	October 31, 2015	April 30, 2015
Consolidated cash and cash equivalents	$589	$912	$583
Consolidated marketable securities	228	159	273
Consolidated cash, cash equivalents and marketable securities	$817	$1,071	$856
Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and financial obligations both on a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet the financing requirements of Navistar, our dealers, and retail customers.
Our Manufacturing operations have generally financed its operations with cash, funding from Financial Services, access to the capital markets, and, to a lesser extent, availability under our $175 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of April 30, 2016, we had limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
NFC makes intercompany loans to our Manufacturing operations, including the Intercompany Used Truck Loan. During the six months ended April 30, 2016 we increased our borrowings under the Intercompany Used Truck Loan by $33 million to $151 million. During 2015, we received $125 million in dividends from NFC, of which $80 million were funded by the partial repayment of an intercompany loan to NFC. In the second quarter of 2016, we received $30 million in dividends from NFC. Also, in the second quarter of 2016, our Manufacturing operations in Mexico initiated a new program offered on vehicles ordered by the Mexico dealer network. In response to this program, our Financial Services operations in Mexico advance funded $34 million of the pre-orders to the Manufacturing operations.
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund products sold or leased by Navistar, our dealers, and retail customers. We use a number of SPEs to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") finances retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and TRAC finances retail accounts. Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada ("NFM"), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance brokerage to our dealers and retail customers in Mexico. As of April 30, 2016, the aggregate amount available to fund finance receivables under our financial services facilities was $564 million.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduces the revolving portion of the facility from $500 million to $400 million. The revolving portion will be further reduced to approximately $275 million effective in December 2016. The amendment also provides for a reduction in the term loan facility, which was previously $229 million, to approximately $82 million, effective in December 2016. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments. NFC plans to accommodate the December decrease of the bank facility with a partial pay down of the Intercompany Used Truck Loan, and other funding actions and strategies available to it, including a subsequent increase in NFC’s bank facility, asset sales or securitizations, other secured borrowings or developing, expanding and executing additional alliances to finance an increasing share of Navistar, dealer or retail customer assets.

In April, NFC extended its $100 million TRAC facility until April 2017. In February, NFC also increased its VFN facility from $375 million to $500 million and in May the facility's maturity date was extended from October 2016 to May 2017.
Consolidated cash, cash equivalents and marketable securities was $817 million at April 30, 2016, which includes $2 million of cash and cash equivalents attributable to BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Six Months Ended April 30, 2016
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(223)	$119	$(104)
Net cash used in investing activities	(86)	(80)	(166)
Net cash used in financing activities	(54)	(17)	(71)
Effect of exchange rate changes on cash and cash equivalents	13	5	18
Increase (decrease) in cash and cash equivalents	(350)	27	(323)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$527	$62	$589

	Six Months Ended April 30, 2015
(in millions)	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(32)	$(205)	$(237)
Net cash provided by investing activities	295	37	332
Net cash provided by (used in) financing activities	(132)	149	17
Effect of exchange rate changes on cash and cash equivalents	(35)	9	(26)
Increase (decrease) in cash and cash equivalents	96	(10)	86
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$536	$47	$583
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
Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $223 million and $32 million in the six months ended April 30, 2016 and 2015, respectively. The net decrease in cash flow from operating activities in 2016 compared to 2015 was primarily attributable to increases in inventories and noncurrent assets, decreases in accounts payable due to higher payments, decreases in other current and noncurrent liabilities, and lower dividends received from our Financial Services operations, partially offset by a lower net loss, an increase in the collection of accounts receivable, an increase in fundings from our Financial Services operations under the Intercompany Used Truck Loan and a new program offered on vehicles ordered by the Mexico dealer network.
Cash paid for interest, net of amounts capitalized, was $106 million and $94 million in the six months ended April 30, 2016 and 2015, respectively.

Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $86 million in the six months ended April 30, 2016, compared to cash provided by investing activities of $295 million in the six months ended April 30, 2015. The net decrease in cash flow from investing activities in 2016 compared to 2015 was primarily attributable to higher purchases and lower sales and maturities of marketable securities, partially offset by higher proceeds from sales of affiliates.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $54 million and $132 million in the six months ended April 30, 2016 and 2015, respectively. The net change in cash flow from financing activities in 2016 was primarily attributable to lower principal repayments of debt and an intercompany loan due to our Financial Services operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $119 million in the six months ended April 30, 2016, compared to cash used in operating activities of $205 million in the six months ended April 30, 2015. The increase in cash provided by operating activities in 2016 was primarily due to a decline in the level of finance receivables funded and a decline in the amount of dividends paid to the Manufacturing operations as compared to the prior year period. The increase was partially offset by an increase in fundings to the Manufacturing operations under the Intercompany Used Truck Loan and a new program offered on vehicles ordered by the Mexico dealer network.
Cash paid for interest, net of amounts capitalized, was $31 million in both the six months ended April 30, 2016 and 2015.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $80 million in the six months ended April 30, 2016, compared to cash provided by investing activities of $37 million in the six months ended April 30, 2015. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2016 and 2015, along with purchases of equipment leased to others. The increase in cash used in investing activities was primarily due to the increase in restricted cash relating to higher secured borrowings on retail accounts, and an increase in purchases of equipment leased to others. In the prior year period, restricted cash was liquidated in conjunction with the repayment of certain investor notes and a retail securitization.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $17 million in the six months ended April 30, 2016, compared to cash provided by financing activities of $149 million in the six months ended April 30, 2015. The increase in cash used in financing activities in 2016 was primarily due to the repayment of debt associated with the decline in the level of finance receivables funded. The increase was partially offset by borrowings used to fund the increase in the Intercompany Used Truck Loan to the Manufacturing operations.
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

EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Income (loss) from continuing operations attributable to NIC, net of tax	$4	$(64)	$(29)	$(106)
Plus:
Depreciation and amortization expense	53	74	111	153
Manufacturing interest expense(A)	62	57	124	114
Less:
Income tax expense	(16)	(18)	(11)	(25)
EBITDA	$135	$85	$217	$186
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
Interest expense	$81	$75	$162	$152
Less: Financial services interest expense	19	18	38	38
Manufacturing interest expense	$62	$57	$124	$114
Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2016	2015	2016	2015
EBITDA (reconciled above)	$135	$85	$217	$186
Less significant items of:
Adjustments to pre-existing warranties(A)	46	18	51	(39)
North America asset impairment charges(B)	3	1	5	8
Cost reduction and other strategic initiatives(C)	3	2	6	5
Gain on settlement(D)	—	(10)	—	(10)
Brazil truck business actions(E)	—	6	—	6
One-time fee received(F)	—	—	(15)	—
Total adjustments	52	17	47	(30)
Adjusted EBITDA	$187	$102	$264	$156
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

(B)
In the first and second quarters of 2016, the Truck segment recorded $2 million and $3 million, respectively, of asset impairment charges relating to certain long lived assets. In the first quarter of 2015, the Truck segment recorded $7 million of asset impairment charges relating to certain operating leases.

(C)	Cost reduction and other strategic initiatives relates to costs associated with the divestiture of non-core facilities and efforts to optimize our cost structure.

(D)
In the second quarter of 2015, the Global Operations segment recognized a $10 million net gain related to the settlement of a customer dispute. The $10 million net gain for the settlement included restructuring charges of $4 million.

(E)	In the second quarter of 2015 our Global Operations segment recorded $6 million in inventory charges to right size the Brazil Truck business.

(F)	In the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other income, net.

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
For the three and six months ended April 30, 2016, we contributed $21 million and $40 million, respectively, and for the three and six months ended April 30, 2015, we contributed $32 million and $62 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $57 million during the remainder of 2016. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2017 through 2019, we will be required to contribute $100 million to $200 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 7, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA issued a proposed rule on July 13, 2015 with the next phase of federal GHG emission and fuel economy regulations. This proposed rule contains more stringent emissions levels for engines and vehicles, adds regulation of trailers and is anticipated to take effect in model year 2021 and to be implemented in three stages culminating in model year 2027. The proposed rule is currently under discussion among the relevant agencies, manufacturers, including us, and other stakeholders. We filed comments on October 1, 2015. The EPA and NHTSA published a notice of data availability, requesting comment on additional information the agencies posted in the rulemaking docket. We filed comments on April 1, 2016. All of the comments are available in the rulemaking docket. The final rule is expected in calendar year 2016. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has announced it also is considering a heavy duty phase 2 greenhouse gas rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2015. During the six months ended April 30, 2016, there were no significant changes in our application of our critical accounting policies except for the addition of Inventories specifically related to the valuation on our used truck inventory as described below.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories
Inventories. Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $448 million at April 30, 2016 from $390 million at October 31, 2015, offset by reserves of $168 million and $110 million, respectively. The increase in used truck inventory is due, in part, to used truck receipts as a result of trades, repossessions and end of operating lease cycles exceeding used truck sales. As a result of these market dynamics, we expect it may take several years before our used truck inventory returns to the lower targeted levels. We continue to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.
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

Recently Issued and Adopted Accounting Standards
In the quarter ended April 30, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
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
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2015. During the six months ended April 30, 2016, there have been no material changes in our exposure to market risk.
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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, we concluded that our disclosure controls and procedures were not effective as of October 31, 2015 due to a material weakness in our internal control over financial reporting. Based on the material weakness, which we continue to remediate, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2016, our disclosure controls and procedures were not effective. In light of the material weakness in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, we developed and completed substantive procedures that allowed us to conclude that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and continued to exist as of April 30, 2016, is as follows:

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

Management’s Remediation Initiatives
We continue to invest significant time and effort to address the material weakness related to validation and proper classification of warranty claims data used to determine the warranty accrual and expense. Specifically, the following actions were taken:

•	Designed and implemented an automated process to validate proper classification of certain warranty claims data; and

•	Increased our investment in training and job tools to improve the process and controls over the validation and proper classification of warranty claims data.
While progress has been made, there are additional controls that need to be designed and implemented and existing controls require enhancement to prevent or detect a material misstatement in our financial statements. Until full remediation is complete, we will continue to perform substantive procedures to ensure that, in all material respects, our financial statements are presented in conformity with U.S. GAAP.
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting as described above. However, our remediation efforts were not complete as of April 30, 2016. Other than management’s remediation initiatives disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the six months ended April 30, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, except as disclosed below:
EPA Clean Air Act Litigation
On May 13, 2016, the DOJ filed a motion for summary judgment on liability against Navistar International Corporation and Navistar, Inc. The Court set a ruling date of September 1, 2016 on the DOJ’s motion.
Shareholder Litigation
On May 25, 2016, the Court entered an order preliminarily approving a settlement of the 10b-5 Cases, as well as the class notice to be sent in connection with the settlement.  The Court scheduled the Final Approval Hearing for October 25, 2016.
IC Bus Civil RICO Litigation
On June 1, 2016, plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against Navistar International Corporation, Navistar, Inc., and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the forty (40) IC brand buses owned or operated by plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act (RICO) and common law fraud. Plaintiffs seek compensatory damages in the amount of $6.7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. NIC, Navistar, Inc., and IC Bus dispute the allegations in the lawsuit.

Item 1A.	Risk Factors
During the six months ended April 30, 2016, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2015.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 7, 2016