Form 10-Q
period 2016-07-31
NAVISTAR INTERNATIONAL CORP
filed 2016-09-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2016, the number of shares outstanding of the registrant’s common stock was 81,616,811, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	the anticipated consummation and implementation of our recently announced strategic alliance with Volkswagen Truck & Bus;

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2016	2015	2016	2015
Sales and revenues
Sales of manufactured products, net	$2,052	$2,501	$5,946	$7,544
Finance revenues	34	37	102	108
Sales and revenues, net	2,086	2,538	6,048	7,652
Costs and expenses
Costs of products sold	1,757	2,172	5,068	6,577
Restructuring charges	5	13	11	22
Asset impairment charges	12	7	17	15
Selling, general and administrative expenses	197	220	604	704
Engineering and product development costs	62	71	181	226
Interest expense	84	75	246	227
Other income, net	(15)	(6)	(62)	(37)
Total costs and expenses	2,102	2,552	6,065	7,734
Equity in income of non-consolidated affiliates	2	3	3	6
Loss from continuing operations before income taxes	(14)	(11)	(14)	(76)
Income tax expense	(14)	(12)	(25)	(37)
Loss from continuing operations	(28)	(23)	(39)	(113)
Income from discontinued operations, net of tax	—	2	—	2
Net loss	(28)	(21)	(39)	(111)
Less: Net income attributable to non-controlling interests	6	7	24	23
Net loss attributable to Navistar International Corporation	$(34)	$(28)	$(63)	$(134)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(34)	$(30)	$(63)	$(136)
Income from discontinued operations, net of tax	—	2	—	2
Net loss	$(34)	$(28)	$(63)	$(134)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.42)	$(0.37)	$(0.77)	$(1.67)
Discontinued operations	—	0.03	—	0.03
	$(0.42)	$(0.34)	$(0.77)	$(1.64)

Diluted:
Continuing operations	$(0.42)	$(0.37)	$(0.77)	$(1.67)
Discontinued operations	—	0.03	—	0.03
	$(0.42)	$(0.34)	$(0.77)	$(1.64)

Weighted average shares outstanding:
Basic	81.7	81.6	81.7	81.5
Diluted	81.7	81.6	81.7	81.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net loss	$(28)	$(21)	$(39)	$(111)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	(47)	7	(133)
Defined benefit plans (net of tax)	34	33	82	98
Total other comprehensive income (loss)	24	(14)	89	(35)
Comprehensive income (loss)	(4)	(35)	50	(146)
Less: Net income attributable to non-controlling interests	6	7	24	23
Total comprehensive income (loss) attributable to Navistar International Corporation	$(10)	$(42)	$26	$(169)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	July 31, 2016	October 31, 2015
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$547	$912
Restricted cash and cash equivalents	115	—
Marketable securities	140	159
Trade and other receivables, net	301	429
Finance receivables, net	1,410	1,779
Inventories, net	1,084	1,135
Deferred taxes, net	—	36
Other current assets	175	172
Total current assets	3,772	4,622
Restricted cash	66	121
Trade and other receivables, net	16	13
Finance receivables, net	203	216
Investments in non-consolidated affiliates	60	66
Property and equipment (net of accumulated depreciation and amortization of $2,591 and $2,546, respectively)	1,257	1,345
Goodwill	38	38
Intangible assets (net of accumulated amortization of $133 and $120, respectively)	56	57
Deferred taxes, net	153	128
Other noncurrent assets	98	86
Total assets	$5,719	$6,692
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,389	$1,110
Accounts payable	1,003	1,301
Other current liabilities	1,141	1,377
Total current liabilities	3,533	3,788
Long-term debt	3,676	4,188
Postretirement benefits liabilities	2,907	2,995
Deferred taxes, net	—	14
Other noncurrent liabilities	737	867
Total liabilities	10,853	11,852
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (86.8 shares issued and 220 shares authorized at both dates)	9	9
Additional paid-in capital	2,499	2,499
Accumulated deficit	(4,929)	(4,866)
Accumulated other comprehensive loss	(2,512)	(2,601)
Common stock held in treasury, at cost (5.2 and 5.3 shares, respectively)	(206)	(210)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,137)	(5,167)
Stockholders’ equity attributable to non-controlling interests	3	7
Total stockholders’ deficit	(5,134)	(5,160)
Total liabilities and stockholders’ deficit	$5,719	$6,692

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2016	2015
Cash flows from operating activities
Net loss	$(39)	$(111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	165
Depreciation of equipment leased to others	53	56
Deferred taxes, including change in valuation allowance	—	(9)
Asset impairment charges	17	15
Loss on sales of investments and businesses, net	2	—
Amortization of debt issuance costs and discount	27	28
Stock-based compensation	9	8
Provision for doubtful accounts, net of recoveries	9	(6)
Equity in income of non-consolidated affiliates, net of dividends	5	2
Other non-cash operating activities	(12)	(28)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(196)	(134)
Net cash used in operating activities	(14)	(14)
Cash flows from investing activities
Purchases of marketable securities	(378)	(515)
Sales of marketable securities	358	764
Maturities of marketable securities	39	63
Net change in restricted cash and cash equivalents	(64)	(192)
Capital expenditures	(83)	(72)
Purchases of equipment leased to others	(94)	(58)
Proceeds from sales of property and equipment	20	12
Investments in non-consolidated affiliates	(1)	—
Proceeds from sales of affiliates	36	7
Acquisition of intangibles	—	(4)
Net cash provided by (used in) investing activities	(167)	5
Cash flows from financing activities
Proceeds from issuance of securitized debt	72	490
Principal payments on securitized debt	(69)	(247)
Net change in secured revolving credit facilities	26	(9)
Proceeds from issuance of non-securitized debt	163	166
Principal payments on non-securitized debt	(235)	(234)
Net change in notes and debt outstanding under revolving credit facilities	(151)	(41)
Principal payments under financing arrangements and capital lease obligations	(1)	(2)
Debt issuance costs	(12)	(10)
Proceeds from financed lease obligations	17	26
Proceeds from exercise of stock options	—	1
Dividends paid by subsidiaries to non-controlling interest	(28)	(27)
Other financing activities	1	(27)
Net cash provided by (used in) financing activities	(217)	86
Effect of exchange rate changes on cash and cash equivalents	33	(27)
Increase (decrease) in cash and cash equivalents	(365)	50
Cash and cash equivalents at beginning of the period	912	497
Cash and cash equivalents at end of the period	$547	$547

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(63)	—	—	24	(39)
Total other comprehensive income	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(4)	—	—	4	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(28)	(28)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Balance as of July 31, 2016	$2	$9	$2,499	$(4,929)	$(2,512)	$(206)	$3	$(5,134)

Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(134)	—	—	23	(111)
Total other comprehensive loss	—	—	—	—	(35)	—	—	(35)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(9)	—	—	9	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(27)	(27)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	(4)	—	—	—	(23)	(27)
Balance as of July 31, 2015	$3	$9	$2,497	$(4,816)	$(2,298)	$(212)	$7	$(4,810)

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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $40 million and $50 million and liabilities of $12 million and $7 million as of July 31, 2016 and October 31, 2015, respectively, including $3 million and $7 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
On May 29, 2015, we acquired Ford's remaining 25% ownership in our Blue Diamond Truck ("BDT") joint venture for $27 million. The acquisition of Ford's remaining ownership of the BDT joint venture did not have a material impact on our consolidated net loss for the three or nine months ended July 31, 2015.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.0 billion and $1.1 billion as of July 31, 2016 and October 31, 2015, respectively, and liabilities of $850 million and $844 million as of July 31, 2016 and October 31, 2015, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $178 million and $235 million as of July 31, 2016 and October 31, 2015, respectively, and corresponding liabilities of $118 million and $107 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2016	2015
Balance at beginning of period	$994	$1,197
Costs accrued and revenues deferred(B)	141	208
Currency translation adjustment	2	(7)
Adjustments to pre-existing warranties(A)	70	(38)
Payments and revenues recognized(B)	(339)	(344)
Balance at end of period	868	1,016
Less: Current portion	423	466
Noncurrent accrued product warranty and deferred warranty revenue	$445	$550
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

In the second quarter of 2016, we recorded a charge for adjustments to pre-existing warranties of $46 million or $0.56 per diluted share. The charge primarily relates to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. The charge increases the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Adjustments to pre-existing warranties in the three and nine months ended July 31, 2015 include a benefit of $2 million related to our Workhorse Custom Chassis operations, which are reported in Discontinued Operations in our Consolidated Statements of Operations. In the first quarter of 2015, we recorded a benefit for adjustments to pre-existing warranties of $57 million or $0.70 per diluted share. The impact of income taxes on the 2016 and 2015 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.

(B)
During the third quarter of 2016, we determined that the amortization of loss reserves for Big Bore extended service contracts, which were included within Costs accrued and revenues deferred, should be applied to Payments and revenues recognized. As a result, for the nine months ended July 31, 2015, we have reclassified $31 million of amortization of loss reserves in order to conform to our current presentation. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $345 million and $401 million at July 31, 2016 and October 31, 2015, respectively. Revenue recognized under our extended warranty programs was $37 million and $113 million, in the three and nine months ended July 31, 2016, respectively, and $40 million and $115 million for the three and nine months ended July 31, 2015, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of July 31, 2016, approximately 5,400, or 82%, of our hourly workers and approximately 300, or 6%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
During the third quarter of 2015, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with an indefinite-lived intangible asset, a trademark, of $24 million. As a result, we performed an impairment analysis in the third quarter of 2015 utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the trademark exceeded its fair value. As a result, we determined that the trademark was impaired and recognized an impairment charge of $3 million. In the third quarter of 2016, we recognized an additional impairment charge of $1 million related to this trademark. The non-cash impairment charges were included in Asset impairment charges in our Consolidated Statements of Operations. The Brazilian engine reporting unit is included in the Global Operations segment.
Inventories
Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $430 million at July 31, 2016 from $390 million at October 31, 2015, offset by reserves of $166 million and $110 million, respectively. During the nine months ended July 31, 2016, additional reserves of $56 million were recorded primarily in Costs of products sold.
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
Recently Adopted Accounting Standards
In the nine months ended July 31, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.

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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Our effective date is November 1, 2020. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at July 31, 2016
Employee termination charges	$62	$4	$(58)	$2	$10
Lease vacancy	5	—	(4)	—	1
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(62)	$2	$12

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at July 31, 2015
Employee termination charges	$8	$17	$(7)	$(2)	$16
Lease vacancy	11	—	(6)	—	5
Other	1	2	(2)	—	1
Restructuring liability	$20	$19	$(15)	$(2)	$22

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

North American Manufacturing Restructuring Activities
We continue to focus on our core Truck and Parts businesses and evaluate our portfolio of assets to validate their strategic and financial fit. This allows us to close or divest non-strategic businesses, and identify opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. For those areas that fall outside our strategic businesses, we are evaluating alternatives which could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. We appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, we filed a notice of motion for leave to appeal to the Court of Appeal for Ontario, which was perfected on August 25, 2015 through an additional filing. On December 21, 2015, the Ontario Court of Appeal denied the motion for leave to appeal. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario. Potential charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to governmental approval, employee negotiation, acceptance rates and the resolution of disputes related thereto. In addition, we are continuing to evaluate the impact of the ruling on prior plan administration practices, and, as a result, we have recognized $5 million of charges in the third quarter of 2016. We do not expect material future charges.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility; on June 30, 2015, we closed this facility; and on August 19, 2016, we sold this facility. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result of these actions, the Truck segment recognized charges of $3 million and $28 million in the three and nine months ended July 31, 2015, respectively, for the acceleration of depreciation of certain assets related to foundry and engine facilities. These charges are reported within Costs of products sold in our Consolidated Statements of Operations.
Cost-Reductions and Other Strategic Initiatives
From time to time, we have announced, and we may continue to announce, actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
In the third quarter of 2015, we initiated new cost-reduction actions, including a reduction-in-force in the U.S. and Brazil. As a result of these actions, we recognized restructuring charges of $13 million in personnel costs for employee termination and related benefits, which will primarily be paid throughout 2016.
Asset Impairments
The following table reconciles our Asset impairment charges in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Intangible asset impairment charge	$1	$3	$1	$3
Other asset impairment charges related to continuing operations	11	4	16	12
Total asset impairment charges	$12	$7	$17	$15
As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, in the third quarters of 2016 and 2015, we determined that the trademark asset carrying value was impaired, resulting in charges of $1 million and $3 million, respectively. For more information, see Note 1, Summary of Significant Accounting Policies.
In the nine months ended July 31, 2016, we recorded $3 million of asset impairment charges in the Truck segment related to the sale of Pure Power Technologies, a components business focused on air and fuel systems, in February 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the third quarters of 2016 and 2015, we concluded we had triggering events related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charges of $11 million and $3 million, respectively. Additionally, in the first quarter of 2015, we concluded that we had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges.
All of these charges are recognized in Asset impairment charges in our Consolidated Statements of Operations.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.1 billion and $2.5 billion as of July 31, 2016 and October 31, 2015, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.6 billion and $2.0 billion as of July 31, 2016 and October 31, 2015, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	July 31, 2016	October 31, 2015
Retail portfolio	$406	$554
Wholesale portfolio	1,228	1,467
Total finance receivables	1,634	2,021
Less: Allowance for doubtful accounts	21	26
Total finance receivables, net	1,613	1,995
Less: Current portion, net(A)	1,410	1,779
Noncurrent portion, net	$203	$216
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2016 and October 31, 2015, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into retail note owner trusts or wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $917 million and $1.0 billion as of July 31, 2016 and October 31, 2015, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $54 million and $96 million as of July 31, 2016 and October 31, 2015, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Retail notes and finance leases revenue	$9	$12	$28	$37
Wholesale notes interest	29	27	81	75
Operating lease revenue	17	16	49	46
Retail and wholesale accounts interest	5	8	19	25
Gross finance revenues	60	63	177	183
Less: Intercompany revenues	(26)	(26)	(75)	(75)
Finance revenues	$34	$37	$102	$108
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2016				Three Months Ended July 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$4	$26	$51	$25	$3	$30	$58
Provision for doubtful accounts, net of recoveries	2	(1)	—	1	2	—	—	2
Charge-off of accounts	(3)	—	(1)	(4)	—	—	(1)	(1)
Other(A)	(2)	—	2	—	(2)	—	(3)	(5)
Allowance for doubtful accounts, at end of period	$18	$3	$27	$48	$25	$3	$26	$54

	Nine Months Ended July 31, 2016				Nine Months Ended July 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	5	(1)	4	8	7	—	—	7
Charge-off of accounts	(7)	—	(2)	(9)	(1)	—	(4)	(5)
Other(A)	(2)	—	3	1	(5)	—	(8)	(13)
Allowance for doubtful accounts, at end of period	$18	$3	$27	$48	$25	$3	$26	$54
_________________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	July 31, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$18	$—	$18	$21	$—	$21
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	9	—	9
Finance receivables on non-accrual status	18	—	18	21	—	21
The average balances of the impaired finance receivables in the retail portfolio were $18 million and $21 million during the nine months ended July 31, 2016 and 2015, respectively.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$356	$1,226	$1,582	$486	$1,461	$1,947
30-90 days past due	34	1	35	48	4	52
Over 90 days past due	16	1	17	20	2	22
Total finance receivables	$406	$1,228	$1,634	$554	$1,467	$2,021
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	July 31, 2016	October 31, 2015
Finished products	$809	$837
Work in process	31	34
Raw materials	244	264
Total inventories, net	$1,084	$1,135

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	July 31, 2016	October 31, 2015
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $14 and $17, respectively	$1,020	$1,023
8.25% Senior Notes, due 2022, net of unamortized discount of $16 and $18, respectively	1,184	1,182
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $11 and $14, respectively	189	186
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $26 and $32, respectively	385	379
Debt of majority-owned dealerships	13	28
Financing arrangements and capital lease obligations	44	49
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Financed lease obligations	61	111
Other	10	15
Total Manufacturing operations debt	3,131	3,198
Less: Current portion	67	103
Net long-term Manufacturing operations debt	$3,064	$3,095

(in millions)	July 31, 2016	October 31, 2015
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2021	$867	$870
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2021	874	1,063
Commercial paper, at variable rates, program matures in 2017	93	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	100	81
Total Financial Services operations debt	1,934	2,100
Less: Current portion	1,322	1,007
Net long-term Financial Services operations debt	$612	$1,093
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. The revolving portion will be further reduced to $275 million effective in December 2016. The borrowings on the revolving portion of the facility totaled $300 million as of July 31, 2016. The amendment also provides for a reduction in the term loan facility to $82 million, effective in December 2016, at which time the quarterly principal payments are reduced from $9 million to $2 million. The balance of the term loan facility was $221 million as of July 31, 2016. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
In the three and nine months ended July 31, 2016, NFC paid $50 million and $80 million, respectively, in cash dividends to Navistar, Inc. Dividends are subject to the restricted payment covenants set forth in the NFC bank credit facility.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2016, we contributed $20 million and $60 million, respectively, and for the three and nine months ended July 31, 2015, we contributed $11 million and $73 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $40 million to our pension plans during the remainder of 2016.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and nine months ended July 31, 2016 and 2015, as well as anticipated contributions for the remainder of 2016, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost for benefits earned during the period	$2	$3	$1	$2	$7	$9	$4	$5
Interest on obligation	29	35	14	17	88	106	44	53
Amortization of cumulative loss	26	25	8	10	78	74	24	29
Amortization of prior service benefit	—	—	—	(1)	—	—	(1)	(3)
Contractual termination benefits	1	—	4	—	3	(1)	4	(1)
Premiums on pension insurance	4	3	—	—	12	8	—	—
Expected return on assets	(41)	(48)	(6)	(7)	(125)	(145)	(19)	(22)
Net periodic benefit expense	$21	$18	$21	$21	$63	$51	$56	$61

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we began using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Interest on the obligation as reported above is $9 million and $4 million lower in the three months ended July 31, 2016 for pension and for health and life insurance, respectively, and $27 million and $12 million lower in the nine months ended July 31, 2016 for pension and for health and life insurance, respectively, as a result of using the spot rate approach compared to the historical approach.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $22 million in the three and nine months ended July 31, 2016, respectively, and $7 million and $24 million in the three and nine months ended July 31, 2015, respectively.
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
Also in the first quarter of 2016, we elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount for each jurisdiction. In accordance with the adoption provisions of ASU 2015-17, we have chosen to apply this change prospectively, and as a result, prior year amounts are maintained as originally filed.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As mentioned above, we have concluded that the valuation allowance on our U.S. deferred AMT credits is no longer necessary due to the enactment of the PATH Act of 2015. This partial valuation allowance release resulted in an income tax benefit of $13 million which was recorded in the first quarter of 2016. We continue to maintain a valuation allowance on our remaining U.S. deferred tax assets, as well as certain foreign deferred tax assets, that we believe, on a more-likely-than-not basis, will not be realized. For all remaining deferred tax assets, while we believe at July 31, 2016 that it is more likely than not that they will be realized, it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2016, the amount of liability for uncertain tax positions was $42 million. The liability at July 31, 2016 has a recorded offsetting tax benefit associated with various issues that total $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and nine months ended July 31, 2016, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million for both periods.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following table presents the financial instruments measured at fair value on a recurring basis:

	July 31, 2016				October 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$49	$—	$—	$49	$53	$—	$—	$53
Other	91	—	—	91	106	—	—	106
Derivative financial instruments:
Commodity forward contracts(A)	—	5	—	5	—	—	—	—
Foreign currency contracts(A)	—	—	—	—	—	1	—	1
Total assets	$140	$5	$—	$145	$159	$1	$—	$160
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$1	$—	$1	$—	$2	$—	$2
Foreign currency contracts(B)	—	1	—	1	—	2	—	2
Guarantees	—	—	23	23	—	—	10	10
Total liabilities	$—	$2	$23	$25	$—	$4	$10	$14
_________________________

(A)
The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets as of July 31, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

(B)
The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities as of July 31, 2016 and October 31, 2015 in the accompanying Consolidated Balance Sheets.

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Guarantees, at beginning of period	$(19)	$(7)	$(10)	$(8)
Transfers out of Level 3	—	—	—	—
Issuances	(5)	(4)	(16)	(4)
Settlements	1	1	3	2
Guarantees, at end of period	$(23)	$(10)	$(23)	$(10)
Change in unrealized gains on assets (liabilities) still held	$—	$—	$—	$—

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	July 31, 2016	October 31, 2015
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$18	$21
Specific loss reserve	(9)	(9)
Fair value	$9	$12
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$144	$144	$136
Notes receivable	—	—	1	1	1
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	973	973	1,020
8.25% Senior Notes, due 2022	893	—	—	893	1,184
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	137	137	189
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	258	258	385
Debt of majority-owned dealerships	—	—	15	15	13
Financing arrangements	—	—	15	15	38
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	227	—	227	225
Financed lease obligations	—	—	61	61	61
Other	—	—	10	10	10
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2021	—	—	863	863	867
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2021	—	—	860	860	874
Commercial paper, at variable rates, program matures in 2017	93	—	—	93	93
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	100	100	100

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and nine months ended July 31, 2016 and 2015. None of our derivatives qualified for hedge accounting treatment during the three and nine months ended July 31, 2016 and 2015.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The majority of our derivative contracts are transacted under International Swaps and Derivatives Association master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Collateral is generally not required to be provided by our counter-parties for derivative contracts. However, certain of our derivative contracts contain provisions that require us to provide collateral if certain loss thresholds are exceeded. Collateral of $1 million was provided as of both July 31, 2016 and October 31, 2015. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At July 31, 2016 and October 31, 2015, our exposure to the credit risk of others was $5 million and $1 million, respectively.

The following table presents the location and amount of (income) loss recognized in our Consolidated Statements of Operations related to derivatives:

		Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	Location in Consolidated Statements of Operations	2016	2015	2016	2015
Interest rate caps	Interest expense	$—	$1	$—	$1
Cross currency swaps	Other income, net	(1)	(1)	(1)	2
Foreign currency contracts	Other income, net	(4)	(6)	—	(5)
Commodity forward contracts	Costs of products sold	—	(1)	(2)	4
Total (income) loss		$(5)	$(7)	$(3)	$2
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
The following table presents the outstanding foreign currency contracts as of July 31, 2016 and October 31, 2015:

(in millions)	Currency	Notional Amount		Maturity
As of July 31, 2016
Forward exchange contract	EUR		€12	July 2016 - October 2016(A)
Forward exchange contract	CAD	C$	30	July 2016 - September 2016(B)
Forward exchange contract	MXN	₱	759	July 2016 - August 2016(C)
As of October 31, 2015
Forward exchange contract	EUR		€30	November 2015 - October 2016(D)
Forward exchange contract	CAD	C$	25	November 2015
Forward exchange contract	MXN	₱	1,270	November 2015
_________________________
(A) Forward exchange contracts of €2 million matured in July 2016 but settled in August 2016, €3 million matured in August 2016, €4 million mature in September 2016, and €3 million mature in October 2016.
(B) Forward exchange contracts of C$15 million matured in July 2016 but settled in August 2016, C$10 million matured in August 2016, and C$5 million mature in September 2016.
(C)     Forward exchange contracts of ₱380 million matured in July 2016 but settled in August 2016 and ₱379 million matured in August 2016.
(D)    Forward exchange contracts of €2 million settled in November 2015, €3 million matured in November 2015, €3 million matured in December 2015, €4 million matured in January 2016, and €2 million mature each month from February 2016 through October 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Commodity Forward Contracts
During 2016 and 2015, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of July 31, 2016, we had outstanding diesel fuel contracts with aggregate notional values of $11 million and outstanding steel contracts with aggregate notional values of $13 million. The commodity forward contracts have various maturity dates through March 31, 2017. As of October 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $6 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of both July 31, 2016 and October 31, 2015, there were no outstanding cross currency swaps. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities, and fluctuations in the value of the peso, as required under our Mexican bank credit facilities. As of July 31, 2016 and October 31, 2015, the notional amount of our outstanding interest rate caps at our Mexican financial services operation was $128 million and $108 million, respectively.
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together “BMO”) as part of General Electric’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital was, and now BMO is, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion of outstanding loan principal and operating lease payments receivable at both July 31, 2016 and October 31, 2015, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion and $2.3 billion at July 31, 2016 and October 31, 2015, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $57 million and $102 million and financed lease obligations of $61 million and $110 million, in our Consolidated Balance Sheets as of July 31, 2016 and October 31, 2015, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2016, the amount of stand-by letters of credit and surety bonds was $97 million.
In addition, as of July 31, 2016, we have entered into various purchase commitments of $16 million and contracts that have cancellation fees of $59 million with various expiration dates through 2020.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2016. The majority of these accrued liabilities are expected to be paid subsequent to 2017.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), comprised of non-Company individuals. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the 6th Circuit Court of Appeals remanded the case to the Court with instructions that the Committee’s claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process has commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration.
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
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at July 31, 2016), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at July 31, 2016). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney. On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA has not yet been served with the action.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against NIC, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks (collectively, "Navistar") in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, six additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. There are no court dates scheduled in any of the other Canadian Actions at this time.
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against Navistar, Inc. in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, the District of Alabama, and the District of New Jersey (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both NIC and Navistar, Inc. The U.S. Actions allege matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine. In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that the Company and Navistar, Inc. failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
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
At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015. On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017, date for plaintiffs’ class certification motion. The next status conference with the Court is set for October 28, 2016.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Clean Air Act Litigation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the United States Environmental Protection Agency (the "EPA") pertaining to certain heavy-duty diesel engines which, according to the EPA, were not completely assembled by Navistar, Inc. until calendar year 2010 and, therefore, were not covered by Navistar, Inc.'s model year 2009 certificates of conformity. The NOV concluded that Navistar, Inc.'s introduction into commerce of each of these engines violated the Federal Clean Air Act.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against NIC and Navistar, Inc. in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that NIC and Navistar, Inc. introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, NIC and Navistar, Inc. each filed an Answer and Affirmative Defenses to the Amended Complaint. We dispute the allegations in the lawsuit.
Discovery in the matter will proceed in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to a Case Management Order entered on August 1, 2016, fact discovery is currently scheduled to be completed on February 9, 2017, followed by expert discovery, and the deadline for dispositive motions is July 20, 2017. After completion of the first phase, the Court will, if necessary, set further dates for a remedy phase. On May 13, 2016, the DOJ filed a motion for summary judgment on liability. On June 30, 2016, NIC and Navistar, Inc. opposed EPA's motion for summary judgment, and NIC cross-moved for summary judgment against EPA. The court set a ruling date of November 17, 2016 on both the DOJ’s motion and NIC's cross-motion for summary judgment.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On August 22, 2014, the plaintiff filed a Second Amended Complaint, which narrowed the claims in two ways. First, the plaintiff abandoned its claims against the majority of the defendants. The Second Amended Complaint brought claims against only Navistar, Dan Ustian, Andrew J. Cederoth, Jack Allen, and Eric Tech. The plaintiff also shortened the putative class period. In the prior complaint, the class period began on June 9, 2009. In the Second Amended Complaint, it begins on March 10, 2010. Defendants filed their Motion to Dismiss the Second Amended Complaint on September 23, 2014. In November 2014, the plaintiff voluntarily dismissed Eric Tech as a defendant. On July 10, 2015, the Court issued its Opinion and Order on our Motion to Dismiss the Second Amended Complaint. The Motion to Dismiss was granted in part and denied in part. Specifically, the Court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiff’s claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). The Court determined the lead plaintiff lacked standing to assert the Post-Purchase Claims and dismissed those claims without prejudice. At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached, subject to, among other things, final documentation, confirmatory discovery and Court approval, and the Court filed a minute entry reflecting such report. On May 25, 2016, the Court entered an order preliminarily approving the settlement, as well as the class notice to be sent in connection with the settlement. The Court scheduled the Final Approval Hearing for October 25, 2016.
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On July 31, 2014, after the amended complaint was dismissed, the parties filed a status report, and the court entered an order on August 27, 2014 continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In November 2015, the existing stay order in this derivative action was further extended through March 22, 2016. The court has further extended the stay several times. The current stay order extends the stay through October 27, 2016.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report with the court requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases and on November 9, 2014, the court entered an order continuing the stay pending a ruling on defendants’ motion to dismiss the Second Amended Complaint in the 10b-5 Cases. In August 2015, the court further extended the stay of this derivative action through December 3, 2015. The court has further extended the stay several times. The current stay order extends the stay through September 10, 2016.
Based on our assessment of the facts underlying these matters described above, we are unable to provide meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of July 31, 2016), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$40 million as of July 31, 2016) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence. On July 18, 2016, IIAA and Navitrucks presented additional documents and information related to such hearings. As of July 31, 2016, the approximate amount of the IIAA claim against Navitrucks is R$130 million (approximately US$40 million as of July 31, 2016), of which Navitrucks has acknowledged that IIAA is entitled to a credit in the approximate amount of R$73 million (approximately US$23 million as of July 31, 2016), and the approximate amount of the Navitrucks claim against IIAA is R$139 million (approximately US$43 million as of July 31, 2016).
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
IC Bus Civil RICO Litigation
On June 1, 2016, plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against NIC, Navistar, Inc., and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the 40 IC brand buses owned or operated by plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act (RICO) and common law fraud. Plaintiffs seek compensatory damages in the amount of $6.7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. We dispute the allegations in the lawsuit and filed a motion to dismiss this lawsuit in its entirety on August 2, 2016.
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
U.S. Department of Defense Subpoena
In the third quarter of 2016, Navistar Defense, LLC received a subpoena from the United States Department of Defense Inspector General. The subpoena requested documents relating to Navistar Defense's sale of its independent suspension systems for military vehicles to the government for the time period of January 1, 2009 through December 31, 2010. Navistar Defense has made a submission of documents and intends to otherwise fully comply with the subpoena. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC, excluding income tax expense. Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2016
External sales and revenues, net	$1,386	$589	$73	$34	$4	$2,086
Intersegment sales and revenues	9	8	12	26	(55)	—
Total sales and revenues, net	$1,395	$597	$85	$60	$(51)	$2,086
Income (loss) from continuing operations attributable to NIC, net of tax	$(54)	$152	$(5)	$26	$(153)	$(34)
Income tax expense	—	—	—	—	(14)	(14)
Segment profit (loss)	$(54)	$152	$(5)	$26	$(139)	$(20)
Depreciation and amortization	$29	$3	$4	$13	$4	$53
Interest expense	—	—	—	21	63	84
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	26	—	—	1	3	30

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2015
External sales and revenues, net	$1,785	$614	$100	$37	$2	$2,538
Intersegment sales and revenues	49	11	9	26	(95)	—
Total sales and revenues, net	$1,834	$625	$109	$63	$(93)	$2,538
Income (loss) from continuing operations attributable to NIC, net of tax	$(36)	$151	$(26)	$26	$(145)	$(30)
Income tax expense	—	—	—	—	(12)	(12)
Segment profit (loss)	$(36)	$151	$(26)	$26	$(133)	$(18)
Depreciation and amortization	$40	$4	$6	$13	$5	$68
Interest expense	—	—	—	19	56	75
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(B)	20	1	1	—	5	27

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2016
External sales and revenues, net	$3,926	$1,791	$221	$102	$8	$6,048
Intersegment sales and revenues	81	23	33	75	(212)	—
Total sales and revenues, net	$4,007	$1,814	$254	$177	$(204)	$6,048
Income (loss) from continuing operations attributable to NIC, net of tax	$(128)	$478	$(19)	$77	$(471)	$(63)
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$(128)	$478	$(19)	$77	$(446)	$(38)
Depreciation and amortization	$92	$10	$13	$37	$12	$164
Interest expense	—	—	—	59	187	246
Equity in income (loss) of non-consolidated affiliates	3	3	(3)	—	—	3
Capital expenditures(B)	70	2	2	1	8	83

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2015
External sales and revenues, net	$5,349	$1,835	$353	$108	$7	$7,652
Intersegment sales and revenues	121	29	38	75	(263)	—
Total sales and revenues, net	$5,470	$1,864	$391	$183	$(256)	$7,652
Income (loss) from continuing operations attributable to NIC, net of tax	$(105)	$429	$(40)	$72	$(492)	$(136)
Income tax expense	—	—	—	—	(37)	(37)
Segment profit (loss)	$(105)	$429	$(40)	$72	$(455)	$(99)
Depreciation and amortization	$139	$11	$18	$37	$16	$221
Interest expense	—	—	—	57	170	227
Equity in income (loss) of non-consolidated affiliates	4	3	(1)	—	—	6
Capital expenditures(B)	58	1	4	2	7	72

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2016	$1,644	$608	$379	$2,132	$956	$5,719
October 31, 2015	1,876	641	409	2,455	1,311	6,692
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $43 million and $127 million for the three and nine months ended July 31, 2016, respectively, and $46 million and $135 million for the three and nine months ended July 31, 2015, respectively.

(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss, net of tax, included in the Consolidated Statements of Stockholders' Deficit, consisted of the following:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2016	$1	$(270)	$(2,267)	$(2,536)
Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified out of accumulated other comprehensive loss	—	—	34	34
Net current-period other comprehensive income (loss)	—	(10)	34	24
Balance as of July 31, 2016	$1	$(280)	$(2,233)	$(2,512)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	7	(18)	(11)
Amounts reclassified out of accumulated other comprehensive loss	—	—	100	100
Net current-period other comprehensive income	—	7	82	89
Balance as of July 31, 2016	$1	$(280)	$(2,233)	$(2,512)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2015	$1	$(213)	$(2,072)	$(2,284)
Other comprehensive loss before reclassifications	—	(47)	—	(47)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(47)	33	(14)
Balance as of July 31, 2015	$1	$(260)	$(2,039)	$(2,298)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(133)	—	(133)
Amounts reclassified out of accumulated other comprehensive loss	—	—	98	98
Net current-period other comprehensive income (loss)	—	(133)	98	(35)
Balance as of July 31, 2015	$1	$(260)	$(2,039)	$(2,298)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the Consolidated Statements of Operations:

		Three Months Ended July 31,		Nine Months Ended July 31,
	Location in Consolidated Statements of Operations	2016	2015	2016	2015
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$(1)	$(1)	$(3)
Amortization of actuarial loss	Selling, general and administrative expenses	34	34	101	102
	Total before tax	34	33	100	99
	Income tax expense	—	—	—	(1)
Total reclassifications for the period, net of tax		$34	$33	$100	$98
14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2016	2015	2016	2015
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(34)	$(30)	$(63)	$(136)
Income from discontinued operations, net of tax	—	2	—	2
Net loss	$(34)	$(28)	$(63)	$(134)

Denominator:
Weighted average shares outstanding:
Basic	81.7	81.6	81.7	81.5
Effect of dilutive securities	—	—	—	—
Diluted	81.7	81.6	81.7	81.5

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.42)	$(0.37)	$(0.77)	$(1.67)
Discontinued operations	—	0.03	—	0.03
Net loss	$(0.42)	$(0.34)	$(0.77)	$(1.64)
Diluted:
Continuing operations	$(0.42)	$(0.37)	$(0.77)	$(1.67)
Discontinued operations	—	0.03	—	0.03
Net loss	$(0.42)	$(0.34)	$(0.77)	$(1.64)
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
For the three and nine months ended July 31, 2016 and 2015, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.
For the three and nine months ended July 31, 2016, the aggregate shares not included were 15.2 million and 15.0 million, respectively.
For the three and nine months ended July 31, 2015, the aggregate shares not included were 15.0 million and 16.0 million, respectively.
For the three and nine months ended July 31, 2016 and 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
15. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2016 and October 31, 2015, and condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended July 31, 2016 and 2015, and condensed consolidating statements of cash flows for the nine months ended July 31, 2016 and 2015.
The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2022, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indentures for each of the 8.25% Senior Notes, due 2022, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,411	$1,432	$(757)	$2,086
Costs of products sold	—	1,276	1,216	(735)	1,757
Restructuring charges	—	(1)	6	—	5
Asset impairment charges	—	—	12	—	12
All other operating expenses (income)	18	197	131	(18)	328
Total costs and expenses	18	1,472	1,365	(753)	2,102
Equity in income (loss) of affiliates	(16)	63	1	(46)	2
Income (loss) before income taxes	(34)	2	68	(50)	(14)
Income tax expense	—	(1)	(13)	—	(14)
Earnings (loss) from continuing operations	(34)	1	55	(50)	(28)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(34)	1	55	(50)	(28)
Less: Net income attributable to non-controlling interests	—	—	6	—	6
Net income (loss) attributable to Navistar International Corporation	$(34)	$1	$49	$(50)	$(34)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(34)	$1	$55	$(50)	$(28)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	—	(10)	10	(10)
Defined benefit plans (net of tax)	34	33	1	(34)	34
Total other comprehensive income (loss)	24	33	(9)	(24)	24
Comprehensive income (loss)	(10)	34	46	(74)	(4)
Less: Net income attributable to non-controlling interests	—	—	6	—	6
Total comprehensive income (loss) attributable to Navistar International Corporation	$(10)	$34	$40	$(74)	$(10)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,455	$4,055	$(2,462)	$6,048
Costs of products sold	—	4,028	3,447	(2,407)	5,068
Restructuring charges	—	3	8	—	11
Asset impairment charges	—	2	15	—	17
All other operating expenses (income)	75	643	305	(54)	969
Total costs and expenses	75	4,676	3,775	(2,461)	6,065
Equity in income (loss) of affiliates	12	118	—	(127)	3
Income (loss) before income taxes	(63)	(103)	280	(128)	(14)
Income tax benefit (expense)	—	10	(35)	—	(25)
Earnings (loss) from continuing operations	(63)	(93)	245	(128)	(39)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(63)	(93)	245	(128)	(39)
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Net income (loss) attributable to Navistar International Corporation	$(63)	$(93)	$221	$(128)	$(63)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(63)	$(93)	$245	$(128)	$(39)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	—	7	(7)	7
Defined benefit plans (net of tax)	82	96	(14)	(82)	82
Total other comprehensive income (loss)	89	96	(7)	(89)	89
Comprehensive income (loss)	26	3	238	(217)	50
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Total comprehensive income (loss) attributable to Navistar International Corporation	$26	$3	$214	$(217)	$26

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$197	$85	$265	$—	$547
Marketable securities	—	—	140	—	140
Restricted cash	16	3	162	—	181
Finance and other receivables, net	3	87	1,949	(109)	1,930
Inventories	—	756	341	(13)	1,084
Investments in non-consolidated affiliates	(7,577)	6,278	56	1,303	60
Property and equipment, net	—	682	581	(6)	1,257
Goodwill	—	—	38	—	38
Deferred taxes, net	—	15	138	—	153
Other	28	124	178	(1)	329
Total assets	$(7,333)	$8,030	$3,848	$1,174	$5,719
Liabilities and stockholders’ equity (deficit)
Debt	$1,983	$1,123	$1,961	$(2)	$5,065
Postretirement benefits liabilities	—	2,797	201	—	2,998
Amounts due to (from) affiliates	(7,986)	10,722	(2,905)	169	—
Other liabilities	3,807	(119)	(831)	(67)	2,790
Total liabilities	(2,196)	14,523	(1,574)	100	10,853
Stockholders’ equity attributable to non-controlling interest	—	—	3	—	3
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,137)	(6,493)	5,419	1,074	(5,137)
Total liabilities and stockholders’ equity (deficit)	$(7,333)	$8,030	$3,848	$1,174	$5,719

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(372)	$(225)	$344	$239	$(14)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	4	(68)	—	(64)
Net sales (purchases) of marketable securities	113	—	(94)	—	19
Capital expenditures and purchase of equipment leased to others	—	(56)	(121)	—	(177)
Other investing activities	—	—	55	—	55
Net cash provided by (used in) investing activities	113	(52)	(228)	—	(167)
Cash flows from financing activities
Net borrowings (repayments) of debt	—	263	(151)	(319)	(207)
Other financing activities	—	18	(108)	80	(10)
Net cash provided by (used in) financing activities	—	281	(259)	(239)	(217)
Effect of exchange rate changes on cash and cash equivalents	—	—	33	—	33
Increase (decrease) in cash and cash equivalents	(259)	4	(110)	—	(365)
Cash and cash equivalents at beginning of the period	456	81	375	—	912
Cash and cash equivalents at end of the period	$197	$85	$265	$—	$547

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,892	$1,875	$(1,229)	$2,538
Costs of products sold	—	1,752	1,627	(1,207)	2,172
Restructuring charges	—	5	8	—	13
Asset impairment charges	—	—	7	—	7
All other operating expenses (income)	12	262	102	(16)	360
Total costs and expenses	12	2,019	1,744	(1,223)	2,552
Equity in income (loss) of affiliates	(16)	76	2	(59)	3
Income (loss) before income taxes	(28)	(51)	133	(65)	(11)
Income tax expense	—	(1)	(11)	—	(12)
Earnings (loss) from continuing operations	(28)	(52)	122	(65)	(23)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(28)	(52)	124	(65)	(21)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Net income (loss) attributable to Navistar International Corporation	$(28)	$(52)	$117	$(65)	$(28)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(28)	$(52)	$124	$(65)	$(21)
Other comprehensive income (loss):
Foreign currency translation adjustment	(47)	—	(47)	47	(47)
Defined benefit plans (net of tax)	33	8	25	(33)	33
Total other comprehensive income (loss)	(14)	8	(22)	14	(14)
Comprehensive income (loss)	(42)	(44)	102	(51)	(35)
Less: Net income attributable to non-controlling interests	—	—	7	—	7
Total comprehensive income (loss) attributable to Navistar International Corporation	$(42)	$(44)	$95	$(51)	$(42)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,511	$5,586	$(3,445)	$7,652
Costs of products sold	—	5,025	4,932	(3,380)	6,577
Restructuring charges	—	8	14	—	22
Asset impairment charges	—	8	7	—	15
All other operating expenses (income)	62	808	306	(56)	1,120
Total costs and expenses	62	5,849	5,259	(3,436)	7,734
Equity in income (loss) of affiliates	(72)	155	3	(80)	6
Income (loss) before income taxes	(134)	(183)	330	(89)	(76)
Income tax expense	—	(3)	(34)	—	(37)
Earnings (loss) from continuing operations	(134)	(186)	296	(89)	(113)
Income from discontinued operations, net of tax	—	—	2	—	2
Net income (loss)	(134)	(186)	298	(89)	(111)
Less: Net income attributable to non-controlling interests	—	—	23	—	23
Net income (loss) attributable to Navistar International Corporation	$(134)	$(186)	$275	$(89)	$(134)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(134)	$(186)	$298	$(89)	$(111)
Other comprehensive income (loss):
Foreign currency translation adjustment	(133)	—	(133)	133	(133)
Defined benefit plans (net of tax)	98	70	28	(98)	98
Total other comprehensive income (loss)	(35)	70	(105)	35	(35)
Comprehensive income (loss)	(169)	(116)	193	(54)	(146)
Less: Net income attributable to non-controlling interests	—	—	23	—	23
Total comprehensive income (loss) attributable to Navistar International Corporation	$(169)	$(116)	$170	$(54)	$(169)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operations	$(106)	$282	$62	$(252)	$(14)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	1	1	(194)	—	(192)
Net sales of marketable securities	230	—	82	—	312
Capital expenditures and purchase of equipment leased to others	—	(52)	(78)	—	(130)
Other investing activities	—	3	12	—	15
Net cash provided by (used in) investing activities	231	(48)	(178)	—	5
Cash flows from financing activities
Net borrowings (repayments) of debt	—	(189)	176	126	113
Other financing activities	—	(54)	(99)	126	(27)
Net cash provided by (used in) financing activities	—	(243)	77	252	86
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)
Increase (decrease) in cash and cash equivalents	125	(9)	(66)	—	50
Cash and cash equivalents at beginning of the period	101	53	343	—	497
Cash and cash equivalents at end of the period	$226	$44	$277	$—	$547
16. Subsequent Events
On September 5, 2016, NIC and Volkswagen Truck & Bus GmbH (“VW T&B”) entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the Company will issue and VW T&B will purchase an estimated 19.9% stake (16.6% on a pro forma basis) in the Company (the “Share Issuance”), and a Stockholder Agreement ("Stockholder Agreement"), which governs the rights and obligations of the parties in connection with the share issuance. The Board of Directors of the Company has approved the share issuance for purposes of Section 203 of the Delaware General Corporation Law (“DGCL”) and the Company and VW T&B have entered into an agreement which permits VW T&B to acquire up to 20% of the Company without triggering the restrictions that would otherwise be imposed under Section 203 of the DGCL. VW T&B will also designate two people who are approved by the Company to be appointed to Navistar's Board of Directors. Subject to the terms and conditions set forth in the Stock Purchase Agreement, at the closing, the Company will issue to VW T&B 16.2 million shares of common stock of the Company for a purchase price of $15.76 per share and an aggregate purchase amount of $256 million.
In addition to the agreements governing the Share Issuance, the Company’s operating subsidiary, Navistar, Inc. concurrently entered into a Framework Agreement Concerning Technology Licensing and Supply (the “License and Supply Framework Agreement”) and a Procurement JV Framework Agreement (the “Procurement JV Framework Agreement”) with VW T&B. Pursuant to the License and Supply Framework Agreement, the parties have agreed to use commercially reasonable efforts to enter into certain individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. Under the Procurement JV Framework Agreement, the parties intend to form a sourcing joint venture entity to make recommendations for sourcing to the parties. Each party will make final sourcing decisions considering recommendations made by the Procurement JV.
The closing of the Stock Purchase Agreement is subject to certain regulatory approvals, the finalization of the definitive agreements governing the procurement joint venture and the finalization of the first definitive contract under the License and Supply Framework Agreement, among other customary closing conditions.

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
Third Quarter Summary
During the third quarter of 2016, we continued to focus on our strategy which includes: implementing our customer-centric strategy, completing new product launches, improving financial performance, reducing costs, improving capacity utilization, and increasing profitable market share. We believe our strategy will enable us to improve our sales and market share, as well as to add value to our customers.
We continue to focus on our Core markets. On February 1, 2016 we launched the International® HX™ Series, the first in a series of new product launches. The HX™ is a Class 8 premium vocational truck designed to deliver the strength and durability required for the severe service industry.
On May 16, 2016, we extended our relationship with General Motors Company ("GM") when we signed a long-term agreement to manufacture GM's G Van cutaway models at our Springfield, Ohio assembly plant. Production is to begin in the first calendar quarter of 2017. As previously announced, in August 2015, Navistar and GM signed a co-development agreement to build and sell a new line of Class 4/5 commercial vehicles. These new trucks will also be built in Springfield, Ohio starting in the first half of 2018 and will be distributed separately through GM and Navistar dealer networks.
We also continue to evaluate our portfolio of assets, with the purpose of closing or divesting non-strategic businesses and identifying opportunities to restructure our business and rationalize our Manufacturing operations to optimize our cost structure. In February 2016, we sold Pure Power Technologies, a components business focused on air and fuel systems. Additionally, on August 19, 2016, we sold our engine and foundry facilities in Indianapolis, Indiana for an immaterial amount.
On September 5, 2016, we entered into a strategic alliance with VW T&B, which includes an equity investment in the Company by VW T&B pursuant to the Stock Purchase Agreement, as well as the License and Supply Framework Agreement and the Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, the Company will issue and VW T&B will purchase an estimated 19.9% stake (16.6% on a pro forma basis) in the Company, and the Company and VW T&B also entered into the Stockholder Agreement which governs the rights and obligations of the parties in connection with the Share Issuance. As part of the equity investment, VW T&B will acquire 16.2 million newly issued shares in the Company and will pay $256 million at $15.76 per share.
Pursuant to the License and Supply Framework Agreement, the parties have agreed to use commercially reasonable efforts to enter into certain individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. Under the Procurement JV Framework Agreement, the parties intend to form a sourcing joint venture entity to make recommendations for sourcing to the parties. Each party will make final sourcing decisions considering recommendations made by the Procurement JV.
The closing of the Stock Purchase Agreement is subject to certain regulatory approvals, the finalization of the definitive agreements governing the procurement joint venture and the finalization of the first definitive contract under the License and Supply Framework Agreement, among other customary closing conditions.

Financial Summary
Continuing Operations Results — In the third quarter of 2016, our consolidated net sales and revenues were $2.1 billion, down 18% compared to the prior year quarter. In the first nine months of 2016, our consolidated net sales and revenues were $6.0 billion, down 21% compared to the first nine months of 2015. The decreases primarily reflect lower sales from our Truck segment.
In the third quarter and first nine months of 2016, we incurred a loss from continuing operations before income taxes of $14 million, for both periods, compared to a loss from continuing operations of $11 million and $76 million in the respective periods in the prior year. The decline in the third quarter of 2016 compared to the prior year period was primarily driven by higher adjustments to pre-existing warranties, market pressures in Mexico, and lower used truck margins, partially offset by lower structural costs of $32 million and improved product margin in our Core markets. The improvement in the first nine months of 2016 compared to the prior year period was driven by lower structural costs of $145 million, improved product margin in our Core markets, and improved Other income, partially offset by higher adjustments to pre-existing warranties, market pressures in Mexico, lower used truck margins, and an increase in our used truck reserves. Our gross used truck inventory increased to approximately $430 million at July 31, 2016 from $390 million at October 31, 2015 (offset by reserves of $166 million and $110 million, at the respective dates) due, in part, to an increase in used truck receipts coupled with a decrease in used truck sales. We continue to seek alternative channels to sell our used trucks, including certain export markets which have resulted in a lower price point as compared to our domestic channels.
In the third quarter of 2016, consolidated net income from continuing operations attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $96 million, compared to EBITDA of $106 million for the comparable period in 2015. After excluding net charges of $36 million and $23 million in the third quarters of 2016 and 2015, respectively, Adjusted EBITDA was $132 million in the third quarter of 2016 compared to $129 million in the comparable period in 2015. In the first nine months of 2016 and 2015, EBITDA was $313 million and $292 million, respectively. After excluding a net charge of $83 million and a net benefit of $7 million in the first nine months of 2016 and 2015, respectively, Adjusted EBITDA was $396 million and $285 million in the first nine months of 2016 and 2015, respectively. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the third quarter and first nine months of 2016, we recognized income tax expense from continuing operations of $14 million and $25 million, respectively, compared to income tax expense of $12 million and $37 million in the respective prior year periods. The difference in the income tax expense in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the $13 million income tax benefit from the release of the valuation allowance on U.S. AMT credits in the first quarter of 2016.
In the third quarter and first nine months of 2016, after income taxes, the loss from continuing operations attributable to NIC was $34 million and $63 million, or $0.42 and $0.77 per diluted share, respectively. In the third quarter and first nine months of 2015, after income taxes, the loss from continuing operations attributable to NIC was $30 million and $136 million, or $0.37 and $1.67 per diluted share, respectively.
We ended the third quarter of 2016 with $687 million of consolidated cash, cash equivalents, and marketable securities, compared to $1.1 billion as of October 31, 2015. The decrease in consolidated cash, cash equivalents, and marketable securities was primarily attributable to decreases in accounts payable and other current and noncurrent liabilities, repayment of short-term and long-term debt, and payments for capital expenditures, partially offset by collections of accounts and finance receivables, a decrease in inventories, and proceeds received from the sale of property and equipment.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and nine months ended July 31, 2016 as compared to the three and nine months ended July 31, 2015

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except per share data and % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales and revenues, net	$2,086	$2,538	$(452)	(18)%	$6,048	$7,652	$(1,604)	(21)%
Costs of products sold	1,757	2,172	(415)	(19)%	5,068	6,577	(1,509)	(23)%
Restructuring charges	5	13	(8)	(62)%	11	22	(11)	(50)%
Asset impairment charges	12	7	5	71%	17	15	2	13%
Selling, general and administrative expenses	197	220	(23)	(10)%	604	704	(100)	(14)%
Engineering and product development costs	62	71	(9)	(13)%	181	226	(45)	(20)%
Interest expense	84	75	9	12%	246	227	19	8%
Other income, net	(15)	(6)	(9)	N.M.	(62)	(37)	(25)	68%
Total costs and expenses	2,102	2,552	(450)	(18)%	6,065	7,734	(1,669)	(22)%
Equity in income of non-consolidated affiliates	2	3	(1)	(33)%	3	6	(3)	(50)%
Loss from continuing operations before income taxes	(14)	(11)	(3)	27%	(14)	(76)	62	(82)%
Income tax expense	(14)	(12)	(2)	17%	(25)	(37)	12	(32)%
Loss from continuing operations	(28)	(23)	(5)	22%	(39)	(113)	74	(65)%
Less: Net income attributable to non-controlling interests	6	7	(1)	(14)%	24	23	1	4%
Loss from continuing operations(A)	(34)	(30)	(4)	13%	(63)	(136)	73	(54)%
Income from discontinued operations, net of tax	—	2	(2)	N.M.	—	2	(2)	N.M.
Net loss(A)	$(34)	$(28)	$(6)	21%	$(63)	$(134)	$71	(53)%

Diluted income (loss) per share:(A)
Continuing operations	$(0.42)	$(0.37)	$(0.05)	14%	$(0.77)	$(1.67)	$0.90	(54)%
Discontinued operations	—	0.03	(0.03)	N.M.	—	0.03	(0.03)	N.M.
	$(0.42)	$(0.34)	$(0.08)	24%	$(0.77)	$(1.64)	$0.87	(53)%
Diluted weighted average shares outstanding	81.7	81.6	0.1	—%	81.7	81.5	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Truck	$1,395	$1,834	$(439)	(24)%	$4,007	$5,470	$(1,463)	(27)%
Parts	597	625	(28)	(4)%	1,814	1,864	(50)	(3)%
Global Operations	85	109	(24)	(22)%	254	391	(137)	(35)%
Financial Services	60	63	(3)	(5)%	177	183	(6)	(3)%
Corporate and Eliminations	(51)	(93)	42	(45)%	(204)	(256)	52	(20)%
Total	$2,086	$2,538	$(452)	(18)%	$6,048	$7,652	$(1,604)	(21)%
In the third quarter of 2016, the Truck segment net sales decreased $439 million, or 24%, due to lower Core truck volumes, a decline in our export truck volumes, the impact of a shift in product mix in our Core markets, and lower used truck revenue. Chargeouts from our Core markets were down 23%, which is reflective of lower market share and Class 8 industry volumes. In the first nine months of 2016, the Truck segment net sales decreased $1.5 billion, or 27%, primarily due to lower Core truck volumes, the cessation of BDT sales, a decline in our export truck volumes, the impact of a shift in product mix in our Core markets, and lower used truck revenue. Chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes.
In the third quarter and first nine months of 2016, the Parts segment net sales decreased by $28 million and $50 million, or 4% and 3%, respectively, primarily due to lower volumes, unfavorable movements in foreign currency exchange rates, and market pressures, primarily in Canada and Mexico, partially offset by enhanced retail programs in our U.S. market. Additionally, in the first nine months of 2016, segment results decreased due to an expected decline in BDP net sales driven by a decrease of units in operation as units age.
The Global Operations segment net sales decrease of $24 million and $137 million, or 22% and 35%, in the third quarter and first nine months of 2016, respectively, was primarily due to lower volumes in our South American engine operations due to the economic downturn in Brazil as well as unfavorable movements in foreign currency exchange rates.
In the third quarter and first nine months of 2016, the Financial Services segment net revenues decreased by $3 million and $6 million, or 5% and 3%, respectively, primarily due to lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates in our Mexican portfolio. The decrease for the first nine months of 2016 is partially offset by higher revenues from operating leases.
Costs of products sold
In the third quarter and first nine months of 2016, Costs of products sold decreased by $415 million and $1.5 billion, respectively, reflecting the impact of lower volumes, improved purchasing costs in our Core markets, and the impact of a shift in product mix in our Core markets, partially offset by higher adjustments to pre-existing warranties. Additionally, in the first nine months of 2016, Costs of products sold decreased due to the cessation of BDT sales and an increase in used truck reserves. In the third quarter and first nine months of 2016, we recognized charges for adjustments to pre-existing warranties of $19 million and $70 million, respectively, compared to a charge for adjustments to pre-existing warranties of $3 million and a benefit for adjustments to pre-existing warranties of $36 million in the respective prior year periods. The charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar’s standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts. For more information on our estimated warranty obligations, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $5 million and $11 million in the third quarter and first nine months of 2016, respectively, compared to $13 million and $22 million in the comparable prior year periods. In the third quarter of 2016, we recognized charges of $5 million related to the 2011 closure of our Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. In the third quarter of 2015, we incurred restructuring charges of $13 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil. For more information, see Note 3, Restructuring and Impairments, to the accompanying consolidated financial statements.

Selling, general and administrative expenses
The Selling, general and administrative ("SG&A") expense decreases of $23 million and $100 million, in the third quarter and first nine months of 2016, respectively, are primarily due to the impact of our cost-reduction initiatives.
In the fourth quarter of 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program. In the third quarter of 2015, we used attrition and an involuntary reduction in force to eliminate additional positions. In addition to these actions in the U.S., our Brazilian operations continued to restructure its business through various actions including utilization of an involuntary reduction in force to eliminate positions. As a result of these actions, we have realized year-over-year savings. For more information on these initiatives, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development cost decreases of $9 million and $45 million, in the third quarter and first nine months of 2016, respectively, were primarily driven by our efforts to focus spending on our Core markets while putting less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. Over the next two years, we expect to introduce new vehicles across our entire product line.
Interest expense
In the third quarter and first nine months of 2016, interest expense increased $9 million and $19 million, respectively, compared to the comparable prior year periods, primarily driven by the refinancing of our Amended Term Loan Credit Facility with a Senior Secured Term Loan Credit Facility in August 2015.
Other income, net
We recognized Other income of $15 million and $62 million in the third quarter and first nine months of 2016, respectively, compared to $6 million and $37 million in the comparable prior year periods. The increase in Other income in the first nine months of 2016 is primarily driven by the recognition of IP license income of $13 million in the third quarter of 2016, deferred income for an IP license of $19 million in the second quarter of 2016, and a $15 million one-time fee received from a third party in the first quarter of 2016, partially offset by the non-recurring gain of $14 million related to the settlement of a customer dispute recorded in the second quarter of the prior year.
Income tax expense
In the third quarter and first nine months of 2016, we recognized income tax expense from continuing operations of $14 million and $25 million, respectively, compared to $12 million and $37 million in the comparable prior year periods. The decrease in income tax expense in the first nine months of 2016 is primarily due to the $13 million income tax benefit, recorded in the first quarter of 2016, from the release of the valuation allowance on U.S. AMT credits as well as the effects of changes in geographical mix and certain discrete items. The release of the valuation allowance on U.S. AMT credits is the result of new tax legislation, which allows us to forego bonus depreciation in exchange for refunds of previously paid AMT. Other income taxes attributable to U.S. operations in both periods were limited to current state income taxes, and the effect of discrete items, due to the valuation allowances on most of our U.S. deferred tax assets.
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
Truck Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Truck segment sales, net	$1,395	$1,834	$(439)	(24)%	$4,007	$5,470	$(1,463)	(27)%
Truck segment loss	(54)	(36)	(18)	50%	(128)	(105)	(23)	22%
Segment revenue
In the third quarter of 2016, the Truck segment net sales decreased $439 million, or 24%, due to lower Core truck volumes, a decline in our export truck volumes, the impact of a shift in product mix in our Core markets, and lower used truck revenue. Truck chargeouts from our Core markets were down 23%, which is reflective of lower market share and Class 8 industry volumes. The decline represents an 8% decrease in Class 6 and 7 medium trucks, a 46% decrease in Class 8 heavy trucks, and a 32% decrease in Class 8 severe service trucks, partially offset by an 11% increase in school buses.
In the first nine months of 2016, the Truck segment net sales decreased $1.5 billion, or 27%, primarily due to lower Core truck volumes, the cessation of BDT sales, a decline in our export truck volumes, the impact of a shift in product mix in our Core markets, and lower used truck revenue. Truck chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes. The decline represents a 6% decrease in Class 6 and 7 medium trucks, a 36% decrease in Class 8 heavy trucks, and a 23% decrease in Class 8 severe service trucks.
Segment loss
In the third quarter and first nine months of 2016, the Truck segment loss increased by $18 million and $23 million, or 50% and 22%, respectively. The increase in segment loss was primarily driven by higher adjustments to pre-existing warranties and lower used truck margins, partially offset by improved SG&A and Engineering costs, the impact of a shift in product mix in our Core markets, improved purchasing costs, and lower accelerated depreciation charges. Additionally, in the nine months of 2016, segment results were impacted by an increase in our used truck reserve of $51 million, which was partially offset by an increase in Other income.
SG&A expenses and Engineering and product development costs continued to decline in 2016. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to our efforts to focus spending on our Core markets while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. Over the next two years, we expect to introduce new vehicles across our entire product line.
The Truck segment also realized certain other improvements. The segment incurred lower accelerated depreciation charges for certain assets related to foundry and engine facilities by $3 million and $26 million in the third quarter and first nine months of 2016, respectively, compared to the comparable prior year periods. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements. Additionally, in the first quarter of 2016, we recorded a $15 million one-time fee received from a third party; in the second quarter of 2016, we recognized deferred income for an IP license of $19 million; and in the third quarter of 2016, we recognized $13 million of IP license income in Other income, net.
Offsetting these factors are higher adjustments to pre-existing warranties. In the third quarter and first nine months of 2016, the Truck segment recorded charges for adjustments to pre-existing warranties of $19 million and $70 million, respectively, compared to charges for adjustments to pre-existing warranties of $3 million and a benefit for adjustments to pre-existing warranties of $33 million, respectively, in the comparable prior year periods. These charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.

Parts Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Parts segment sales, net	$597	$625	$(28)	(4)%	$1,814	$1,864	$(50)	(3)%
Parts segment profit	152	151	1	1%	478	429	49	11%
Segment revenue
In the third quarter and first nine months of 2016, the Parts segment net sales decreased by $28 million and $50 million, or 4% and 3%, respectively, primarily due to lower volumes, unfavorable movements in foreign currency exchange rates, and market pressures, primarily in Canada and Mexico, partially offset by enhanced retail programs in our U.S. market. Additionally, in the first nine months of 2016, segment results decreased due to an expected decline in BDP net sales driven by a decrease of units in operation as units age.
Segment profit
In the third quarter of 2016, the Parts segment profit was comparable to the prior year while in the first nine months of 2016, the Parts segment increased its segment profit by $49 million, or 11%, primarily due to margin improvements in our U.S. market, cost-reduction initiatives, and lower intercompany access fees, partially offset by unfavorable movements in foreign currency exchange rates. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees in 2016 are due to cost-reduction initiatives in the Truck segment.
Global Operations Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Global Operations segment sales, net	$85	$109	$(24)	(22)%	$254	$391	$(137)	(35)%
Global Operations segment loss	(5)	(26)	21	(81)%	(19)	(40)	21	(53)%
Segment revenue
In the third quarter and first nine months of 2016, the Global Operations segment net sales decrease of $24 million and $137 million, or 22% and 35%, respectively, was primarily driven by a decrease in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian real to the U.S. dollar has weakened by 8% and 21%, respectively. The continued economic downturn in the Brazil economy has contributed to lower engine volumes of 46% and 34% in the third quarter and first nine months of 2016, respectively, compared to the comparable prior year periods.
Segment loss
In the third quarter and first nine months of 2016, the Global Operations segment results improved by $21 million, or 81% and 53%, respectively, primarily driven by lower manufacturing and structural costs as a result of our prior year restructuring and cost reduction efforts and favorable movements in foreign currency exchange rates. The improvements for the first nine months of 2016 were partially offset by the non-recurring net gain of $10 million related to the settlement of a customer dispute recorded in the second quarter of the prior year.

Financial Services Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2016	2015	Change	% Change	2016	2015	Change	% Change
Financial Services segment revenues, net	$60	$63	$(3)	(5)%	$177	$183	$(6)	(3)%
Financial Services segment profit	26	26	—	—%	77	72	5	7%
Segment revenues
In the third quarter and first nine months of 2016, the Financial Services segment net revenues decreased by $3 million and $6 million, or 5% and 3%, respectively. The decrease for both periods is primarily driven by lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates in our Mexican portfolio. The decrease for the first nine months of 2016 is partially offset by higher revenues from operating leases.
Segment profit
In the third quarter of 2016, the Financial Services segment profit was comparable to the prior year while in the first nine months of 2016, segment profit increased by $5 million, or 7%. The increase in gains resulting from operating lease early terminations, decreases in the provision for loan losses in Mexico and cost reduction initiatives, for both periods, were partially offset by a decrease in revenue, an increase in interest expense, and unfavorable movements in foreign currency exchange rates.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	6,300	4,800	1,500	31%	18,000	14,900	3,100	21%
Class 6 and 7 medium trucks	21,700	20,500	1,200	6%	64,700	58,500	6,200	11%
Class 8 heavy trucks	40,300	61,000	(20,700)	(34)%	129,900	163,100	(33,200)	(20)%
Class 8 severe service trucks	15,300	17,000	(1,700)	(10)%	46,000	46,000	—	—%
Total Core Markets	83,600	103,300	(19,700)	(19)%	258,600	282,500	(23,900)	(8)%
Combined class 8 trucks	55,600	78,000	(22,400)	(29)%	175,900	209,100	(33,200)	(16)%
Navistar Core retail deliveries	11,700	16,200	(4,500)	(28)%	38,400	44,700	(6,300)	(14)%
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Core Markets (U.S. and Canada)
Class 6 and 7 medium trucks	20%	27%	20%	19%	24%
Class 8 heavy trucks	9%	11%	10%	11%	12%
Class 8 severe service trucks	12%	11%	16%	15%	15%
Combined class 8 trucks	10%	11%	11%	12%	13%

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

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	3,400	2,500	900	36%	9,400	8,500	900	11%
Class 6 and 7 medium trucks	3,200	2,900	300	10%	12,000	11,900	100	1%
Class 8 heavy trucks	2,600	8,100	(5,500)	(68)%	10,000	21,800	(11,800)	(54)%
Class 8 severe service trucks	1,400	2,000	(600)	(30)%	5,600	6,800	(1,200)	(18)%
Total Core Markets	10,600	15,500	(4,900)	(32)%	37,000	49,000	(12,000)	(24)%
Combined class 8 trucks	4,000	10,100	(6,100)	(60)%	15,600	28,600	(13,000)	(45)%
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

	As of July 31,
(in units)	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,200	2,000	200	10%
Class 6 and 7 medium trucks	3,400	4,600	(1,200)	(26)%
Class 8 heavy trucks	12,000	15,000	(3,000)	(20)%
Class 8 severe service trucks	1,900	2,100	(200)	(10)%
Total Core Markets	19,500	23,700	(4,200)	(18)%
Combined class 8 trucks	13,900	17,100	(3,200)	(19)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2016	2015	Change	% Change	2016	2015	Change	% Change
Core Markets (U.S. and Canada)
School buses	3,900	3,500	400	11%	8,500	8,500	—	—%
Class 6 and 7 medium trucks	3,500	3,800	(300)	(8)%	13,600	14,500	(900)	(6)%
Class 8 heavy trucks	3,800	7,000	(3,200)	(46)%	12,300	19,100	(6,800)	(36)%
Class 8 severe service trucks	1,900	2,800	(900)	(32)%	5,500	7,100	(1,600)	(23)%
Total Core Markets	13,100	17,100	(4,000)	(23)%	39,900	49,200	(9,300)	(19)%
Non "Core" military	200	100	100	N.M.	400	100	300	N.M.
Other markets(A)	2,800	2,900	(100)	(3)%	5,900	15,300	(9,400)	(61)%
Total worldwide units	16,100	20,100	(4,000)	(20)%	46,200	64,600	(18,400)	(28)%
Combined class 8 trucks	5,700	9,800	(4,100)	(42)%	17,800	26,200	(8,400)	(32)%
_____________________________

N.M.	Not meaningful.

(A)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 6,000 units during the nine months ended July 31, 2015. There were no third party chargeouts related to BDT during the three and nine months ended July 31, 2016 or during the three months ended July 31, 2015, as Ford no longer purchases from BDT.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	July 31, 2016	October 31, 2015	July 31, 2015
Consolidated cash and cash equivalents	$547	$912	$547
Consolidated marketable securities	140	159	293
Consolidated cash, cash equivalents, and marketable securities	$687	$1,071	$840

	As of
(in millions)	July 31, 2016	October 31, 2015	July 31, 2015
Manufacturing operations	$640	$1,013	$775
Financial Services operations	47	58	65
Consolidated cash, cash equivalents, and marketable securities	$687	$1,071	$840
Manufacturing cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities is not presented in accordance with, and should not be viewed as an alternative to, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represents our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature.
Consolidated cash, cash equivalents, and marketable securities totaled $687 million at July 31, 2016, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet the financing requirements of Navistar, our dealers, and retail customers.
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $175 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of July 31, 2016, we had no borrowings, and we have limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Financial Services operations purchased $1.8 billion and $5.3 billion of wholesale notes and accounts receivable from our Manufacturing operations for the three and nine months ended July 31, 2016, respectively. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.3 billion as of July 31, 2016.

NFC also makes intercompany loans to our Manufacturing operations, including the Intercompany Used Truck Loan. During the nine months ended July 31, 2016 we increased our borrowings under the Intercompany Used Truck Loan by $37 million to $155 million. Also, in the third quarter of 2016, our captive insurance company under our Financial Services segment entered into an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our Manufacturing operations. As of July 31, 2016, our borrowings under the Intercompany Revolving Loan agreement totaled $14 million. In the nine months ended July 31, 2016, our Manufacturing operations received $80 million in dividends from NFC, of which $50 million were funded by the partial repayment of the $270 million loan made by NFC to our Manufacturing operations in October 2013 (the “Intercompany Loan”). During 2015, our Manufacturing operations received $125 million in dividends from NFC, of which $80 million were funded by the partial repayment of the Intercompany Loan by our Manufacturing operations to NFC. Also during 2016, our Financial Services operations in Mexico extended working capital loans to our Manufacturing operations in Mexico for orders received. As of July 31, 2016, the borrowings of our Manufacturing operations in Mexico under these loan agreements totaled $51 million.
Our Financial Services operations have traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund products sold or leased by Navistar, our dealers, and retail customers. We use a number of SPEs to securitize receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation finances retail notes and finance leases, International Truck Leasing Corporation finances operating leases and some finance leases, and TRAC finances retail accounts. Our Financial Services operations in Mexico include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada, and Navistar Comercial S.A. de C.V., which provide vehicle financing, and Transportationes Agunte de Seguros, which provides insurance brokerage to our dealers and retail customers in Mexico. As of July 31, 2016, the aggregate amount available to fund finance receivables under our Financial Services facilities was $499 million.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. The revolving portion will be further reduced to $275 million effective in December 2016. The borrowings on the revolving portion of the facility totaled $300 million as of July 31, 2016. The amendment also provides for a reduction in the term loan facility to $82 million, effective in December 2016. The balance of the term loan facility was $221 million as of July 31, 2016. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments. We plan to accommodate the December decrease of the bank facility with a partial pay down of the Intercompany Used Truck Loan, and other funding actions and strategies available to us, including a subsequent increase in NFC’s bank facility, asset sales or securitizations, other secured borrowings or developing, expanding and executing additional alliances to finance an increasing share of Navistar, dealer or retail customer assets.
In April, NFC extended its $100 million TRAC facility until April 2017. In February, NFSC also increased its VFN facility from $375 million to $500 million and in May, the facility's maturity date was extended from October 2016 to May 2017.

Cash Flow Overview

	Nine Months Ended July 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(228)	$214	$(14)
Net cash used in investing activities	(42)	(125)	(167)
Net cash used in financing activities	(120)	(97)	(217)
Effect of exchange rate changes on cash and cash equivalents	23	10	33
Increase (decrease) in cash and cash equivalents	(367)	2	(365)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$510	$37	$547

	Nine Months Ended July 31, 2015
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$35	$(49)	$(14)
Net cash provided by (used in) investing activities	257	(252)	5
Net cash provided by (used in) financing activities	(177)	263	86
Effect of exchange rate changes on cash and cash equivalents	(48)	21	(27)
Increase (decrease) in cash and cash equivalents	67	(17)	50
Cash and cash equivalents at beginning of the period	440	57	497
Cash and cash equivalents at end of the period	$507	$40	$547
_________________________

(A)
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $228 million in the nine months ended July 31, 2016, compared to cash provided by operating activities of $35 million in the nine months ended July 31, 2015. The net decrease in cash flow from operating activities in 2016 compared to 2015 was primarily attributable to a lower reduction in inventories, an increase in noncurrent assets, decreases in accounts payable and other current liabilities due to higher payments, and lower dividends received from our Financial Services operations, partially offset by a lower net loss, an increase in the collection of accounts receivable, and an increase in funding from our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs.
Cash paid for interest, net of amounts capitalized, was $173 million and $155 million in the nine months ended July 31, 2016 and 2015, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $42 million in the nine months ended July 31, 2016, compared to cash provided by investing activities of $257 million in the nine months ended July 31, 2015. The net decrease in cash flow from investing activities in 2016 compared to 2015 was primarily attributable to lower sales and maturities of marketable securities and higher capital expenditures, partially offset by lower purchases of marketable securities and higher proceeds from sales of affiliates.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $120 million and $177 million in the nine months ended July 31, 2016 and 2015, respectively. The net change in cash flow from financing activities in 2016 was primarily attributable to lower principal repayments of third party debt and lower principal repayments of the Intercompany Loan due to our Financial Services operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $214 million in the nine months ended July 31, 2016, compared to cash used in operating activities of $49 million in the nine months ended July 31, 2015. The increase in cash provided by operating activities in 2016 was primarily due to a decline in the level of finance receivables funded and a decline in the amount of dividends paid to our Manufacturing operations as compared to the prior year period. The increase was partially offset by an increase in funding to our Manufacturing operations under the Intercompany Used Truck Loan and other financing programs.
Cash paid for interest, net of amounts capitalized, was $48 million and $46 million in the nine months ended July 31, 2016 and 2015, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $125 million and $252 million in the nine months ended July 31, 2016 and 2015, respectively. Changes in restricted cash levels required under our secured borrowings were the primary sources and uses of cash from investing activities in 2016 and 2015, along with purchases of equipment leased to others. The decrease in cash used in investing activities was primarily due to the decrease in the amount of restricted cash accumulated for the payoff of maturing investor notes, partially offset by an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $97 million in the nine months ended July 31, 2016, compared to cash provided by financing activities of $263 million in the nine months ended July 31, 2015. The net decrease in cash flow from financing activities in 2016 was primarily due to the repayment of debt associated with the decline in the level of finance receivables funded. The net decrease was partially offset by borrowings used to fund the increases in our financing programs to our Manufacturing operations.

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
We believe EBITDA provides meaningful information about the performance of our business and therefore we use it to supplement our U.S. GAAP reporting. We believe that Adjusted EBITDA improves the comparability of year-to-year results, and is representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information for an additional analyses of our operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide an additional measure of performance.
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Loss from continuing operations attributable to NIC, net of tax	$(34)	$(30)	$(63)	$(136)
Plus:
Depreciation and amortization expense	53	68	164	221
Manufacturing interest expense(A)	63	56	187	170
Less:
Income tax expense	(14)	(12)	(25)	(37)
EBITDA	$96	$106	$313	$292
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
Interest expense	$84	$75	$246	$227
Less: Financial services interest expense	21	19	59	57
Manufacturing interest expense	$63	$56	$187	$170

Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2016	2015	2016	2015
EBITDA (reconciled above)	$96	$106	$313	$292
Less significant items of:
Adjustments to pre-existing warranties(A)	19	3	70	(36)
North America asset impairment charges(B)	11	4	16	12
Brazil asset impairment charges(C)	1	3	1	3
Cost reduction and other strategic initiatives(D)	5	13	11	18
Gain on settlement(E)	—	—	—	(10)
Brazil truck business actions(F)	—	—	—	6
One-time fee received(G)	—	—	(15)	—
Total adjustments	36	23	83	(7)
Adjusted EBITDA	$132	$129	$396	$285
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

(B)
In the third quarter and first nine months of 2016, the Truck segment recorded $11 million and $16 million, respectively, of asset impairment charges relating to certain long-lived assets. In the third quarter of 2015, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million. In the first quarter of 2015, the Truck segment recorded $7 million of asset impairment charges relating to certain operating leases.

(C)	In the third quarters of 2016 and 2015, we determined that $1 million and $3 million, respectively, of trademark asset carrying value was impaired.

(D)
Cost reduction and other strategic initiatives relates to costs associated with the divestiture of non-strategic facilities and efforts to optimize our cost structure. In the third quarter of 2016, we incurred $5 million of restructuring charges related to the 2011 closure of our Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. In the third quarter of 2015, we incurred restructuring charges of $13 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil.

(E)
In the second quarter of 2015, the Global Operations segment recognized a $10 million net gain related to the settlement of a customer dispute. The $10 million net gain for the settlement included restructuring charges of $4 million.

(F)	In the second quarter of 2015, our Global Operations segment recorded $6 million in inventory charges to right size the Brazil Truck business.

(G)	In the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other income, net.

Pension and Other Postretirement Benefits
Our pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act of 2006 (the "PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Bi-Partisan Budget Act of 2015 was signed into law in November of 2015 and provided for further extension of interest rate relief. These legislative measures will reduce our funding requirements over the next five years.
For the three and nine months ended July 31, 2016, we contributed $20 million and $60 million, respectively, and for the three and nine months ended July 31, 2015, we contributed $11 million and $73 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $40 million during the remainder of 2016. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2017 through 2019, we will be required to contribute $100 million to $200 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 7, Postretirement Benefits, to the accompanying consolidated financial statements.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA issued a proposed rule on July 13, 2015 with the next phase of federal GHG emission and fuel economy regulations. This proposed rule contained more stringent emissions levels for engines and vehicles, adds regulation of trailers and is anticipated to take effect in model year 2021 and to be implemented in three stages culminating in model year 2027. We filed comments on October 1, 2015. The EPA and NHTSA published a notice of data availability, requesting comment on additional information the agencies posted in the rulemaking docket. We filed comments on April 1, 2016. All of the comments are available in the rulemaking docket. The EPA and NHTSA posted a prepublication version of the final rule on August 16, 2016, with a version expected to appear in the Federal Register shortly thereafter. We are evaluating the final rule and assessing its impact on us. Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxide ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will impact development and production costs for vehicles and engines. There will also be administrative costs arising from the implementation of the rules. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2015. During the nine months ended July 31, 2016, there were no significant changes in our application of our critical accounting policies except for the addition of Inventories specifically related to the valuation on our used truck inventory as described below.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories
Inventories. Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $430 million at July 31, 2016 from $390 million at October 31, 2015, offset by reserves of $166 million and $110 million, respectively. The increase in used truck inventory is due, in part, to used truck receipts as a result of trades, repossessions, and end of operating lease cycles exceeding used truck sales. As a result of these market dynamics, we expect it may take several years before our used truck inventory returns to the lower targeted levels. We continue to seek alternative channels to sell our used trucks, including certain export markets, which have resulted in a lower price point as compared to our domestic channels.
In valuing our used truck inventory, we are required to make assumptions regarding the level of reserves required to value inventories at their NRV. Our judgments and estimates for used truck inventory are based on an analysis of current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. The estimated NRV is subject to change based on numerous conditions taking into account age, specifications, mileage, timing of sales, market mix, and current and forecasted pricing. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, actions of our competitors, and the ability to sell used trucks in a timely manner.
Recently Issued and Adopted Accounting Standards
In the quarter ended July 31, 2016, we have not adopted any new accounting guidance that has had a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Our effective date is November 1, 2020. We are currently evaluating the method of adoption and the impact of this ASU on our consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2015. During the nine months ended July 31, 2016, there have been no material changes in our exposure to market risk.

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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, we concluded that our disclosure controls and procedures were not effective as of October 31, 2015 due to a material weakness in our internal control over financial reporting. Based on the material weakness, which we continue to remediate, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2016, our disclosure controls and procedures were not effective. In light of the material weakness in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, we developed and completed substantive procedures that allowed us to conclude that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
The material weakness in our internal control over financial reporting, which is described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and continued to exist as of July 31, 2016, is as follows:

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
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting as described above. However, our remediation efforts were not complete as of July 31, 2016. Other than management’s remediation initiatives disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.     Legal Proceedings
During the nine months ended July 31, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, except (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016 and (ii) those disclosed below:
Sao Paulo Groundwater Notice
On August 31, 2016, the Sao Paulo District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA has not yet been served with the action.
MaxxForce Engine EGR Warranty Litigation
In June 2016, the court conducted a certification hearing in connection with the putative class action lawsuit against NIC, Navistar, Inc., Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia.
EPA Clean Air Act Litigation
On June 30, 2016, NIC and Navistar, Inc. opposed EPA's motion for summary judgment, and NIC cross-moved for summary judgment against EPA. The court set a ruling date of November 17, 2016, the same ruling date previously established for the DOJ’s motion for summary judgment on liability against NIC and Navistar, Inc.
IC Bus Civil RICO Litigation
On August 2, 2016, we filed a motion to dismiss the lawsuit in its entirety.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2015, except as disclosed below:
We may not complete our recently announced sale of shares of our Common Stock to Volkswagen Truck & Bus GmbH or the related agreements to cooperate in respect of engines, related components and technologies and to form a procurement joint venture, and if completed, we may not realize all or any of the benefits from the contemplated strategic alliance.
On September 5, 2016, NIC and VW T&B entered into the Stock Purchase Agreement pursuant to which NIC will issue and VW T& B will purchase an estimated 19.9% stake (16.6% on a pro forma basis) in NIC and the related Stockholder Agreement, which governs the rights and obligations of the parties in connection with the Share Issuance.
In addition to the agreements governing the Share Issuance, we entered into the License and Supply Framework Agreement and the Procurement JV Framework Agreement with VW T&B. Pursuant to the License and Supply Framework Agreement, the parties intend to enter into individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. We also intend to enter into certain other commercial arrangements with VW T&B, including the formation of a joint venture focused on sourcing, evaluating, negotiating and recommending joint procurement opportunities, the terms of which are set forth in the Procurement JV Framework Agreement.
The consummation of the Share Issuance is subject to the entry into definitive documentation to form the joint venture contemplated by the Procurement JV Framework Agreement, the finalization of the first definitive contract under the License and Supply Framework Agreement, certain regulatory approvals and customary closing conditions, the satisfaction of some of which is outside of our control. The individual contracts contemplated by the License and Supply Framework Agreement, and the other commercial arrangements and the joint venture documentation under the Procurement JV Framework Agreement have not yet been drafted by the parties and may not be entered into. Therefore, we cannot assure you that the Share Issuance, or implementation of the related strategic alliance with VW T&B, will be consummated at all, or on the terms described in our public filings.
Even if we consummate the Share Issuance, enter into the individual contracts contemplated by the License and Supply Framework Agreement and form the joint venture pursuant to the Procurement JV Framework Agreement, we may not achieve the expected benefits and synergies associated with the collaboration with VW T&B. including realizing any anticipated cost savings from the global scope and scale of the procurement joint venture, securing components and technology from VW T&B or successfully developing future technologies and products and optimizing capital and engineering expenditures for technology and future vehicle development.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 8, 2016