Form 10-K
period 2016-10-31
NAVISTAR INTERNATIONAL CORP
filed 2016-12-20
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $455 million.
As of November 30, 2016, the number of shares outstanding of the registrant’s common stock was 81,648,269, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2017 annual meeting of stockholders scheduled to be held on February 14, 2017 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	146
Item 9A.	Controls and Procedures	146
Item 9B.	Other Information	147

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	148
Item 11.	Executive Compensation	148
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	148
Item 13.	Certain Relationships and Related Transactions, and Director Independence	148
Item 14.	Principal Accountant Fees and Services	148

PART IV
Item 15.	Exhibits and Financial Statement Schedules	149
	Signatures	150

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	the anticipated consummation and implementation of our recently announced strategic alliance with Volkswagen Truck & Bus GmbH ("VW T&B");

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•
our ability to implement our strategy focused on growing the Core business, seeking new sources of revenue, driving operational excellence, leveraging the VW T&B alliance, investing in our people, and improving our financial performance, as well as the results we expect to achieve from the implementation of our strategy;

•	our expectations related to new product launches;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•
our expectations and estimates relating to restructuring activities, including restructuring charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	our expectations and estimates relating to our used truck inventory;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

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

Available Information
We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States ("U.S.") Securities and Exchange Commission ("SEC"). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.	Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2016, 2015, and 2014 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
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

•
Parts—We support our International brand commercial and military trucks, IC brand buses, our proprietary engines, as well as our other product lines, by distributing proprietary products together with a wide selection of other standard truck, trailer, and engine service parts.

•	Financial Services—We provide retail, wholesale, and lease financing of products sold by the Truck and Parts segments, as well as their dealers, within the U.S. and Mexico.
Our Strategy
Our Business
Our core business is the United States and Canada truck and parts markets, where we participate primarily in the Class 6 through 8 vehicle market segments (our “Core” markets). In the United States and Canada, nearly one in four Class 6 through 8 vehicles on the road today is an International truck, with over a million trucks on the road. We also produce over a third of all school buses used in North America.
We also have one of the largest commercial vehicle parts distribution networks in the United States and a captive finance company. Outside our Core markets in the United States and Canada, International is one of the leading truck brands in Mexico and much of Latin America. We are also the largest diesel engine company in Brazil, with our wholly-owned subsidiary International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly MWM International Industria De Motores Da America Do Sul Ltda. In addition, we export trucks, buses and engines to niche markets around the world.
We continue to take actions that we believe will improve our performance and continue to evaluate additional opportunities to enhance value to our customers. Following is a summary of our 2016 accomplishments and our expectations going forward.

Our 2016 Accomplishments

I.
Announced Volkswagen Truck and Bus Alliance: On September 5, 2016, we announced an alliance with VW T&B to pursue joint global sourcing opportunities and source technology for powertrains and other advanced technologies. As part of this alliance, we announced a stock purchase agreement with VW T&B (the "Stock Purchase Agreement"), pursuant to which we will issue and VW T&B will purchase an estimated 19.9% stake (16.6% on a proforma basis) in the Company by way of a capital increase. The closing of the Stock Purchase Agreement is subject to certain regulatory approvals and the finalization of the definitive agreements and contracts, among other customary closing conditions.

II.
Launched products and product features - important to key markets: During the turnaround, we remained committed to product investment to increase customer value. In 2016, we began to realize our plan to release a new or redesigned product, on average, every six months through 2018.

•	In early 2016, we launched the International® HX™ Series, the first in a series of new product launches. The HX is a Class 8 premium truck for construction and vocational markets.

•	In mid-2016, we introduced our Cummins ISL engine offering in our Medium and Severe Service trucks.

•	In late 2016, we introduced the International® LT™ with Cummins X15 series to replace our ProStar line of trucks.

•	In late 2016, we introduced a propane engine in our school buses.

•
OnCommand Connection (“OnCommand”), our unique open architecture, all-makes remote diagnostics system, was tailored for the applications of our bus and truck customers, and is now standard on our vehicles, to achieve more efficient repairs and maintenance, better life-cycle value, and an overall lower cost of ownership.  We now have more than 250,000 vehicles subscribed to the OnCommand system.

III.	Improved quality and uptime: We continued our relentless focus on improving quality and uptime in 2016.

•
We have reduced dealer dwell time through improvements in the diagnostics and repair procedures.  An increasing number of service locations have achieved Diamond Edge certification, which is a dealer service performance program launched this year that includes rigorous requirements and measured results.

•
We have made great strides on improving the quality of components manufactured by our supply base. The quality performance of our supply base has improved to the point that we have seen a reduction in excess of 70% in supplier related defects in our manufacturing facility over the last four years. The reduction of internal defects will have a positive impact on the uptime and performance of our vehicles.

IV.
Delivered on our plan to reduce costs: Since 2012, we have reduced our Selling, general and administrative ("SG&A") and Engineering and product development costs (together, "structural costs"). We continued to make progress in 2016, which we expect will pave the way for us to be profitable and free-cash flow positive as the truck market recovers:

•	Procurement and engineering design processes remain focused on lowering material costs.

•
We continued to implement cost saving initiatives, including reductions in discretionary spending and employee headcount reductions, resulting in the lowering of structural costs by $147 million in 2016 compared to 2015.

•
Our focused factory strategy has been implemented across our plants whereby each facility is primarily focused on a specific platform, allowing for higher levels of manufacturing and logistic efficiency.

V.	Built sales momentum: There are signs that sales momentum is building in 2016. We quoted more customers in 2016 than a year ago. Our share is increasing with lease/rental customers.

VI.
Evaluation of non-Core activities: We also continue to evaluate our portfolio of assets to optimize our cost structure. In February 2016, we sold Pure Power Technologies, a components business focused on air and fuel systems. Additionally, in August 2016, we sold our engine and foundry facilities in Indianapolis, Indiana.

Our Expectations Going Forward
Going forward, we will focus on implementing our customer-centric strategy. We believe our strategy will enable us to improve sales and market share by offering more value to our customers. Our strategy includes plans to:

•	Grow the Core Business;

•	Seek New Sources of Revenue;

•	Drive Operational Excellence;

•	Leverage the VW T&B alliance;

•	Invest in our People; and

•	Improve Financial Performance

I.	Grow the Core Business: We will continue to focus on leveraging our investments and assets to generate revenue growth.

•
New Product Launches - Many key product launches are planned through the next several years including a new line of Class 4/5 commercial vehicles in the first half of 2018 that will be distributed separately through General Motors Company ("GM") and our dealer networks. In 2017, we will also introduce our new MV and RH models with superior fuel economy. To support Greenhouse Gas ("GHG") emissions requirements, we will continue to introduce features that further improve fuel economy. We will also relaunch our proprietary 13L engine which is critical to our success in the Heavy and Vocational markets.

•
Distribution Effectiveness - We will invest in the dealer organization to improve customer reach and sales effectiveness. Core to this strategy is recruitment and training of salespeople, improved operating practices, and comprehensive internal sales support.

•	Building Customer Purchase Consideration - We will rebuild brand and customer loyalty across all of our Core markets.

II.	Seek New Sources of Revenue: We plan to leverage our assets and capabilities to pursue new sources of revenue.

•
Grow Core Services - In 2016, we extended our relationship with GM by signing a long-term agreement to manufacture GM's G Van cutaway models at our Springfield, Ohio assembly plant. Production is to begin in the first calendar quarter of 2017.

•
Parts - We will pursue continued growth of the successful Fleetrite all makes parts offering and reman businesses. We will also leverage our connected vehicle platform and use of other technologies to accelerate parts and service growth.

•	OnCommand Connection - We are planning to leverage the value of the data gathered through OnCommand to generate new sources of revenue.

III.
Drive Operational Excellence: We will drive improvement of key performance metrics such as product, manufacturing structural costs, quality, and uptime. A relentless focus on operational excellence is essential to delivering on our commitment to enhance customer value.

IV.	Leverage the Announced Volkswagen Truck and Bus Alliance: This alliance is valuable to us across many areas.

•
Products and Technology - VW T&B and Navistar have a similar vision for the role of technology, including the importance of driver-focused open architecture solutions. The alliance will be a source of powertrain options and other high-value technologies, including advanced driver assistance systems, connected vehicle solutions, platooning and autonomous technologies, electric vehicles, and cab and chassis subsystems.

•	Market Confidence - Increase consideration as part of a leading global truck alliance.

•	Parts - Create new parts sales and growth opportunities afforded by vertically integrated systems.

•	Cost - Leverage global scale to achieve significant cost reduction synergies, and drive more efficient research and development spend.

V.
Invest in our People: We will align our people strategy with our capabilities to ensure we focus our people efforts where it matters most. We will focus on recruiting the right people and making sure they are productive as quickly as possible. Methods to retain, motivate, reward, and recognize will be customized to ensure we build the workforce we need to achieve our goals.

VI.
Improve Financial Performance: Our financial performance continues to improve due to savings from cost reduction actions and despite the impact of lower revenues from poor industry conditions. We will continue our efforts to lower our breakeven point and are positioned to benefit when the North American truck industry recovers. Over time, we will reduce the amount of leverage on our balance sheet.

Our Operating Segments
We operate in four industry segments: Truck, Parts, Global Operations (collectively referred to as "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively referred to as "Financial Services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 15, Segment Reporting, to the accompanying consolidated financial statements.
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
We compete primarily in our Core markets. The Truck segment's manufacturing operations in the U.S. and Mexico consist principally of assembling components manufactured by our suppliers, as well as designing, engineering, and producing certain sheet metal components, including truck cabs, and proprietary engines. In 2013, we began offering the Cummins ISX15 engine, as well as the Cummins Selective Catalytic Reduction ("SCR") after-treatment system on certain applications of our proprietary engines. In 2014, we began offering the Cummins ISB engine in medium and severe duty truck and bus applications, and in 2016, we began offering the Cummins ISL engine in our medium and severe duty trucks. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines into military vehicles.
The Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks. The operations at the engine manufacturing facilities consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey-iron components. We market a portion of our commercial products directly to large fleets and the remainder through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 728 outlets in the U.S. and Canada and 94 outlets in Mexico, as of October 31, 2016, and our export truck operations, primarily in Latin America. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. As of October 31, 2016, we operated one Dealcor. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
The Truck business competes on many dimensions, including customer service, price, ease-of-doing-business, and parts availability. The markets in which the Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has also impacted, and will continue to impact, trucking operations as well as the efficiency and specifications of trucking equipment.
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include PACCAR Inc. ("PACCAR"), which sells vehicles under the Kenworth and Peterbilt nameplates in North America, and Ford Motor Company ("Ford"). Competing foreign-controlled domestic manufacturers include Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include BAE Systems, General Dynamics Land Systems, and Oshkosh Corporation. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian truck markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz. In our primary truck export market of Latin America, we compete with many truck manufacturers, including PACCAR, Freightliner, and Mack.

Parts Segment
Our Parts segment supports our brands of International commercial trucks, IC buses, and proprietary engines, as well as our other product lines, by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts through the dealer network that supports our trucks and engines. The Parts segment is our second largest operating segment based on total external sales and revenues.
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
The Parts business competes on many dimensions including customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks ("All-Make parts"), which are common across OEM truck manufacturers. The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets, including Fleetpride, TruckPro, National Auto Parts Association ("Napa") Auto Parts, and Fleetrite, our private-label brand name. We sell a wide-range of proprietary parts, and we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
Also included in the Parts segment is our Blue Diamond Parts, LLC ("BDP") joint venture with Ford, which manages the sourcing, merchandising and distribution of certain service parts for North America Ford vehicles. Major competitors for our BDP joint venture include Alliant Power, Jasper Engine Transmissions, and Delphi Automotive.
Global Operations Segment
Our Global Operations segment includes business that derives revenue from outside our Truck and Parts segments and primarily consists of the operations of our wholly-owned subsidiary, IIAA. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under IIAA's MWM brand to OEMs for the assembly of their engines, particularly in South America. Additionally, as part of its IIAA operations, the Global Operations segment has engine manufacturing operations in Argentina. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users.
From time to time, we enter into collaborative strategic relationships that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. The Global Operations segment has a joint venture in China with Anhui Jianghuai Automobile Co ("JAC"), which allows us to further our reach to global markets. The joint venture focuses on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to our Euro IV and Euro V emission standard technologies.
In Brazil, IIAA's engines compete with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain ("FPT") in the light and medium markets; Mercedes Benz, Cummins, Scania, MAN, Volvo, and FPT in the heavy market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Industrial N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and Deere & Company in the agricultural market; and Scania and Cummins in the stationary market.
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers. We also finance wholesale and retail accounts receivable. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by NI. At both October 31, 2016 and 2015, NFC retained floor plan financing for approximately 80% of the dealers after any free interest period. This segment is also facilitating financing relationships in other countries to support our Manufacturing Operations.

The Financial Services segment manages the relationship with Navistar Capital, an alliance with BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together, "BMO"), our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. In addition, BMO provides financing to support the sale of our products in Canada ("Navistar Capital Canada"). General Electric Company ("GE") previously owned the GE Capital Transportation Finance business in the U.S. and Canada, which included Navistar Capital and Navistar Capital Canada. GE sold its interest on December 1, 2015 to BMO. The activities of Navistar Capital and Navistar Capital Canada have continued without interruption since the closing of GE's sale to BMO.
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
Engineering and Product Development
Our engineering and product development programs are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across Navistar's truck and bus product lines.  We have shifted our investment focus from engine to truck by developing driver-centric designs with world class uptime and fuel economy and which incorporate industry leading OnCommand and other connected technologies. In 2016, we announced new product introductions - International® HX™ Series and International® LT™ Series - in the Severe Service and Class 8 on-highway segments, respectively.  These product introductions are the culmination of one of the Company's most significant product investments the Company has made in the last ten years.  More new products will be launched, on average, every six months through 2018.  We are also expanding our powertrain offerings with a mix of proprietary engines and Cummins engines (ISX, ISL, ISB).  Navistar is investing in Advanced Driver Assistance Systems and connected technologies, working with strategic suppliers and partners.  Pending regulatory approval, the alliance with VW T&B will further expand our capabilities in these areas.
We participate in very competitive markets with more stringent regulatory requirements and faster technology adoptions, and we continue to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development costs were $247 million in 2016, compared to $288 million in 2015 and $331 million in 2014. We expect that recently announced GHG phase 2 regulations will drive significant investments in product development by us and our competitors.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.
The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2016 and 2015:

	Units	Value
As of October 31:		(in billions)
2016	14,000	$1.1
2015	24,000	2.0
Production of our October 31, 2016 backlog is expected to be substantially completed during 2017. The backlog of unfilled orders is one of many indicators of market demand; factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2016, our employee headcount was impacted by our actions taken in 2015 to control spending across the Company which included targeted reductions of certain costs. In the U.S., these actions included attrition and an involuntary reduction-in-force to eliminate additional positions to meet our targeted reductions goal. In addition, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP") in October 2015, which impacted our employee headcount in 2016. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
In 2016, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems, and our engine and foundry facilities in Indianapolis, Indiana. In 2015, we sold our foundry operations in Waukesha, Wisconsin and closed our foundry in Indianapolis, Indiana. In 2014, we sold the E-Z Pack and Continental Mixer businesses, and consolidated our engine manufacturing footprint, moving 9L and 10L engine production in Huntsville, Alabama to Melrose Park, Illinois. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2016	2015	2014
Employees worldwide:
Total active employees	11,300	13,200	14,600
Total inactive employees(A)	1,100	1,200	1,200
Total employees worldwide	12,400	14,400	15,800
Total active union employees:
Total UAW	3,100	2,800	2,700
Total other unions	2,300	2,800	3,500
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 300 employees, 200 employees, and 300 employees as of October 31, 2016, 2015, and 2014, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant, which was closed in 2011 due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

In February 2015, our UAW represented employees ratified a new four year labor agreement that replaced the prior contract that expired October 2014. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.
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

Our costs for trucks and parts sold consist primarily of material costs which are influenced by commodities prices such as steel, precious metals, resins, and petroleum products. We continue to look for opportunities to mitigate the effects of market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often volatile global marketplace. Generally, the impact of commodity cost fluctuations in the global market will be reflected in our financial results on a delayed basis, depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.
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
In 2010, the initial phase-in of onboard diagnostic ("OBD") requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the U.S. Environmental Protection Agency (the "EPA"). In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country. Mexico is lowering NOx emission standards in 2018 and 2020 to Euro V and VI levels, respectively. Navistar Heavy Duty Diesel ("HDD") engines meet the EURO V and VI with current controls technology.
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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the United States National Highway Traffic Safety Administration ("NHTSA") issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains significantly more stringent emissions levels for engines and vehicles, which will require substantial investments of capital. The rule will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. We continue to evaluate the final rule to assess its impact on us and our stakeholders.
Canada adopted its version of fuel economy and/or GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standards.
The EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels.
Our facilities may be subject to regulation related to climate change, and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2016.

Name	Age	Position with the Company

Troy A. Clarke	61	President and Chief Executive Officer and Director
Walter G. Borst	54	Executive Vice President and Chief Financial Officer
William R. Kozek	54	President, Truck and Parts
Persio V. Lisboa	51	President, Operations
William V. McMenamin	57	President, Financial Services and Treasurer
Steven K. Covey	65	Senior Vice President and General Counsel
Samara A. Strycker	44	Senior Vice President and Corporate Controller
Curt A. Kramer	48	Corporate Secretary
Troy A. Clarke has served as President and Chief Executive Officer of NIC and as a member of our Board of Directors since April 2013. Mr. Clarke served as President and Chief Operating Officer of NIC from August 2012 to April 2013. Prior to this position, Mr. Clarke served at NI as President of the Truck and Engine Group from June 2012 to August 2012, as President of Asia-Pacific Operations of NI from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of NI from 2010 to 2011. Prior to joining NI, Mr. Clarke held various positions at General Motors Company ("GM"), including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
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
William R. Kozek has served as President, Truck and Parts of NI since November 2014. Prior to holding this position, Mr. Kozek served as President of North America Truck and Parts of NI from June 2013 to November 2014. Prior to joining NI, Mr. Kozek held various positions at PACCAR, including as its Vice President and General Manager of its Peterbilt division from January 2012 to June 2013, as Vice President, China from June 2011 to December 2011 and as Vice President and General Manager of PACCAR's Kenworth division from October 2008 to May 2011. Mr. Kozek began his career as an accountant for Peterbilt in 1987, and served in a number of finance roles before moving into operations as a Parts District Manager for the Kenworth division in 1995. He spent the next 16 years at Kenworth moving through a number of key operational roles with increasing responsibility.
Persio V. Lisboa has served as President, Operations of NI since November 2014. Prior to holding this position, Mr. Lisboa served as the Senior Vice President, Chief Procurement Officer of NI from December 2012 to November 2014, as Vice President, Purchasing and Logistics and Chief Procurement Officer of NI from October 2011 to November 2012 and Vice President, Purchasing and Logistics of NI from August 2008 to October 2011. Prior to these positions, Mr. Lisboa held various management positions within our North American and South American operations.

William V. McMenamin has served as President, Financial Services and Treasurer of NIC and NI since August 2015.  He has also served as President of NFC since January 2013. Mr. McMenamin served as Vice President, Chief Financial Officer and Treasurer of NFC from October 2008 to January 2013. Prior to these positions, he served as Vice President of Strategy of NFC from May 2007 to October 2008, Vice President of Credit of NFC from April 2005 to May 2007, and Director of Corporate Finance of NI from 2001 to 2005. Prior to joining Navistar, Mr. McMenamin held various positions in finance and accounting with a human resources services company, a national bank and a national accounting firm.
Steven K. Covey has served as Senior Vice President and General Counsel of NIC since September 2004 and Chief Ethics Officer of NI from February 2008 to July 2014. Prior to holding these positions, Mr. Covey served as Deputy General Counsel of NI from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary of NI from 1990 to 2000 and Associate General Counsel of NI from 1992 to 2000.
Samara A. Strycker has served as Senior Vice President and Corporate Controller of NIC since August 2014. Prior to joining NIC, Ms. Strycker served as Regional Controller, Americas, of General Electric Healthcare ("GE Healthcare") from July 2010 to July 2014 and prior to that position she served as Assistant Controller of GE Healthcare from September 2008 to July 2010.  Prior to joining GE Healthcare, Ms. Strycker was employed at PricewaterhouseCoopers LLP from 1993 to 2008. Ms. Strycker is a Certified Public Accountant.
Curt A. Kramer has served as Corporate Secretary of NIC since December 2007. Mr. Kramer has also served as Associate General Counsel and Corporate Secretary of NI since December 2007. Prior to holding these positions, Mr. Kramer served as General Attorney of NI from April 2007 to December 2007, Senior Counsel of NI from 2004 to 2007, Senior Attorney of NI from 2003 to 2004, and Attorney of NI from 2002 to 2003. Prior to joining NIC, Mr. Kramer was in private practice.

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
We may not complete our recently announced sale of shares of our Common Stock to VW T&B or the related agreements to cooperate in respect of engines, related components and technologies and to form a procurement joint venture, and if completed, we may not realize all or any of the benefits from the contemplated strategic alliance.
On September 5, 2016, NIC and VW T&B entered into the Stock Purchase Agreement, pursuant to which NIC will issue and VW T& B will purchase an estimated 19.9% stake (16.6% on a pro forma basis) in NIC (the "Share Issuance") and a related Stockholder Agreement (the "Stockholder Agreement") which governs the rights and obligations of the parties in connection with the Share Issuance.
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
The consummation of the Share Issuance is subject to the entry into definitive documentation to form the joint venture contemplated by the Procurement JV Framework Agreement, the finalization of the first definitive contract under the License and Supply Framework Agreement, certain regulatory approvals and customary closing conditions, the satisfaction of some of which is outside of our control. The individual contracts contemplated by the License and Supply Framework Agreement, and the other commercial arrangements and the joint venture documentation under the Procurement JV Framework Agreement are currently being negotiated by the parties and may not be entered into. Therefore, we cannot assure you that the Share Issuance, or implementation of the related strategic alliance with VW T&B, will be consummated at all, or on the terms described in our public filings.
Even if we consummate the Share Issuance, enter into the individual contracts contemplated by the License and Supply Framework Agreement, and form the joint venture pursuant to the Procurement JV Framework Agreement, we may not achieve the expected benefits and synergies associated with the collaboration with VW T&B, including realizing any anticipated cost savings from the global scope and scale of the procurement joint venture, securing components and technology from VW T&B or successfully developing future technologies and products and optimizing capital and engineering expenditures for technology and future vehicle development.
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
We face intense competition not only with our new and core products, but also with sales of our used truck inventory. During 2016, our gross used truck inventory increased to approximately $410 million from $390 million in 2015, offset by reserves of $208 million and $110 million, respectively, due in part, to an increase in used truck receipts and a decrease in used truck sales. We have incurred significant charges related to our used truck inventory in recent years. If the market value of our used trucks decreases, we could incur additional write-downs beyond our existing reserves. If we are unable to sell our used truck inventory in a timely manner and at a reasonable selling price, our working capital and our ability to gain and retain market share may be adversely affected.
Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our operating results over the last several years have had an adverse impact on our liquidity position. We believe that in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. The expected equity proceeds from our recently announced alliance with VWT&B will be a future source of funds once consummated. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2017, the continuing availability of trade credit from certain key suppliers, the ability to regain market share and the absence of material adverse developments in our competitive market position, business, access to the capital markets or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
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

Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our senior secured, term loan credit facility in an aggregate principal amount of $1.0 billion (the "Amended Term Loan Credit Facility"), which was refinanced in August 2015 (the "Senior Secured Term Loan Credit Facility") and our amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"), the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, or, in the case of our 4.50% senior subordinated convertible notes due October 2018 (the "2018 Convertible Notes") and 4.75% senior subordinated convertible notes due March 2019 (the "2019 Convertible Notes"), 50 percent of our common stock, (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Amended Term Loan Credit Facility, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
Past and potential further downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. In July 2015, Moody’s Corporation downgraded three series of our outstanding debt issuances but left the corporate family credit rating unchanged. In contrast, Standard & Poor's Ratings Services improved our rating outlook from developing to positive in March 2015 and in September 2016, both S&P and Fitch Ratings placed NIC on rating watch positive. Any further downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
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
As a result of the loss of certain personnel in connection with our reductions-in-force and other personnel departures that occurred throughout 2014, 2015 and 2016, we have delivered on our goal of achieving a lean and targeted workforce while reducing and controlling costs. However, failure to retain the qualified personnel that remain, or inability to attract, train and retain qualified additional personnel, could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.
Our parts business may be negatively impacted by our engine strategy.
As a result of our decision to use third party engines in some of our products, we expect to experience a decline over time in our engine-related parts business revenue. In addition, our agreement to supply diesel engines to Ford in North America ended in December 2009. A primary business purpose of BDP is to supply aftermarket parts supporting the diesel engines supplied to Ford. We have experienced declines in BDP’s engine-related parts sales and profitability, and we expect to see further declines as the diesel engines transition out of service in the future.

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
We accrue warranty related costs under standard warranty terms and for certain claims outside the contractual obligation period that we choose to pay as accommodations to our customers. We also offer optional extended warranty contracts. Warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenues.  However, warranty claims inherently have a high amount of variability in timing and severity and can be influenced by many external factors.
Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. While we continue to improve the design and manufacturing of our engines to reduce the volume and severity of warranty claims and refine our process for determining our warranty cost accruals, we could experience an increase in warranty spend compared to prior periods that could result in additional charges in future periods for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for recalls and field campaigns to address identified issues. These charges could have an adverse effect on our financial condition, results of operations and cash flows. Throughout 2014, 2015 and 2016, to meet new emissions requirements, including but not limited to OBD, we launched several products that incorporate additional changes and added component complexity.  These changes may result in additional future warranty expense, including costs incurred for engine control software and calibration updates, that may have an adverse effect on our financial condition, results of operations and cash flows.
We may discover defects or other issues in vehicles potentially resulting in delays in new model launches, recall campaigns, or increased warranty costs.
Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where two or more government-mandated standards may conflict. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. In addition, we may decide to take action with respect to a product issue not related to safety. Should we or government safety regulators determine that a safety standard noncompliance, safety-related defect or other product issue exists with respect to certain of our vehicles, there could be a delay in the launch of a new model, a significant increase in warranty claims or a recall, the costs of which could be substantial.
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
We continue to evaluate our portfolio of assets in order to validate their strategic and financial fit. To allow us to increase our focus on our North American core business, we are evaluating product lines, businesses, and engineering programs that fall outside of our core business. We are assessing the strategic fit to our core business, to identify areas that are under-performing and/or non-strategic. For under-performing and non-strategic areas, we are evaluating whether to fix, divest, or close those areas. In addition, we are evaluating opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations.

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
We obtain raw materials, parts and manufactured components from third-party suppliers. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our key third-party suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
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
On a U.S. generally accepted accounting principles ("GAAP") basis, the under-funded portion of our projected benefit obligation was $1.7 billion and $1.6 billion for pension benefits at October 31, 2016 and 2015, respectively, and $1.4 billion and $1.5 billion for postretirement healthcare benefits at October 31, 2016 and 2015, respectively. In calculating these amounts, we have assumed certain mortality rates, interest rates and growth rates of retiree medical costs. The fair value of invested assets held in our postretirement benefit plans are measured at October 31 each year and are used to compute funded status. Future mortality assumption changes and growth rates of retiree medical costs actually experienced by the postretirement benefit plans, as well as reductions in interest rates and the investment performance of the assets, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows.

The continued restructuring and rationalization of our business could also accelerate our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently-enacted pension funding relief legislation, Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") and the Highway and Transportation Funding Act of 2014 ("HATFA") and the Bi-Partisan Budget Act of 2015, will reduce our funding requirements over the next five years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of OBD systems requirements as they phase in and manage GHG emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and will be fully implemented in model year 2017. EPA and NHTSA adopted a second phase of GHG emissions reductions that are anticipated to apply in three emission standards beginning in model year 2021 and culminating in model year 2027. These reduce emission levels for engines and vehicles. In addition, California has adopted GHG emissions standards for heavy duty vehicles and engines, stated its intention to lower NOx standards for California certified engines and requested EPA to lower NOx emission standards as well. These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standards. These regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, and warranty costs.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2016, approximately 5,400 of our hourly workers and approximately 300 of our salaried workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. In February 2015, our UAW represented employees ratified a new four year labor agreement that replaced the prior contract that expired in October 2014. Any strikes, threats of strikes, arbitration or other resistance in connection with the negotiation of new labor agreements, or increases in costs under a newly negotiated labor agreement, could adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have an adverse effect on our financial condition, results of operations, and cash flows.
We are involved in pending litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, and results of operations and cash flows.
Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal proceedings could have an adverse effect on our business, financial condition, and results of operations or cash flows.
We are currently involved in a number of pending litigation matters. For additional information regarding certain lawsuits in which we are involved, see Note 14, Commitments and Contingencies, to our consolidated financial statements.

A small number of our stockholders have significant influence over our business.
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our Board of Directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our Board of Directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each had two representatives nominated for election at our 2014 annual meeting. As of October 31, 2016, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 16.3 million shares, or 19.9% of our outstanding common stock, (ii) the MHR Group held approximately 16.3 million shares, or 19.9% of our outstanding common stock, and (iii) the Icahn Group, the MHR Group, and three other stockholders, collectively held nearly 80% of our outstanding common stock.
As a result of the foregoing, these stockholders are able to exercise significant influence over the election of our Board of Directors as well as matters requiring stockholder approval. Further, this concentration of ownership may adversely affect the market price of our common stock.
If the Share Issuance with VW T&B is consummated, two VW T&B representatives will be appointed to our Board of Directors pursuant to the Stockholder Agreement and, assuming no other stock ownership changes, the Icahn Group, the MHR Group, VW T&B and three other stockholders will hold over 80% of our outstanding common stock.
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
Certain provisions of our certificate of incorporation and by-laws, and applicable provisions of Delaware corporate law, may make it more difficult for a third party to acquire control of us or change our Board of Directors and management, or may prevent such acquisition or change. These provisions include:

•	the ability of our Board of Directors to issue so-called "flexible" preferred stock;

•	a provision for any vacancies on our Board of Directors to be filled only by the remaining directors;

•	the inability of stockholders to act by written consent or call special meetings;

•	advance notice procedures for stockholder proposals to be brought before an annual meeting of our stockholders; and

•
Section 203 of the Delaware General Corporation Law, which generally restricts us from engaging in certain business combinations with a person who acquires 15% or more of our common stock for a period of three years from the date such person acquired such common stock, unless stockholder or Board approval is obtained prior to the acquisition

The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.
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
We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the exporting of components for our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local regulations and procurement policies, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and Justice.
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
Our operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water; the management and disposal of hazardous substances; the cleanup of contaminated sites; and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for property damage or personal injury as a result of violations of or liabilities under such laws and regulations. Contamination has been identified at and in the vicinity of some of our current and former properties and at properties which received wastes from current or former Company locations for which we have established financial reserves. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. In addition, as environmental, health, and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future. These include climate change regulation, such as the EPA’s Clean Power Plan, which could lead to additional state regulations that increase the cost of operations through increased energy costs.

We may not achieve all of the expected benefits from our cost saving initiatives.
We have implemented a number of cost saving initiatives, including the consolidation of our North American truck and engine engineering operations, continued reductions in discretionary spending, and employee headcount reductions. As a result, our structural costs decreased by $147 million in 2016, compared to the prior year. In addition, we continue to evaluate additional options to improve the efficiency and performance of our operations. This includes evaluating our portfolio of assets, which could include closing or divesting non-core/non-strategic businesses, and identifying opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives, which include the estimated savings from the elimination of certain open positions. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project or we may not be able to sustain the savings. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.
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
As of October 31, 2016, we had $2.9 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) built-in gains on certain assets held prior to the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.  As of October 31, 2016, we had $244 million of U.S. federal tax credits that would be subject to a limitation upon a change in ownership with carryforward periods of 10-20 years.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Truck segment operates eight manufacturing and assembly facilities, which contain in the aggregate approximately nine million square-feet of floor space. Of these eight facilities, seven are located in the U.S. and one is located in Mexico. Five facilities are owned and three facilities are subject to leases. Five plants manufacture and assemble trucks, buses, and chassis, two plants are used to build engines, and one plant is involved with rail car manufacturing. A portion of the rail car manufacturing plant is subleased to a third-party, pursuant to a sublease agreement entered into in February 2013. Of the two plants that build engines, both manufacture diesel engines.
Our Parts segment leases six distribution centers in the U.S., two in Canada, and one in Mexico.
Our Global Operations segment owns and operates manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square-feet of floor space for use by our South American engine subsidiaries.
Our Financial Services segment, the majority of whose activities are conducted at our headquarters in Lisle, Illinois, also leases an office in Mexico.
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; Madison Heights, Michigan; and New Carlisle, Indiana. Additionally, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois.
Not included above is one of the Huntsville, Alabama engine plants, which has ceased production activities, as well as the Waukesha, Wisconsin foundry which was leased to a third party in April 2015.
We believe that all of our facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future. Our Lisle, Illinois and Brookfield, Wisconsin, properties are subject to mortgages in favor of the lenders under our Senior Secured Term Loan Credit Facility.

Item 3.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 14, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2016 and 2015:

Year Ended October 31, 2016	High	Low	Year Ended October 31, 2015	High	Low
1st Quarter	$15.21	$5.78	1st Quarter	$38.05	$28.99
2nd Quarter	16.39	6.24	2nd Quarter	31.28	27.50
3rd Quarter	15.77	10.30	3rd Quarter	30.41	16.32
4th Quarter	24.04	11.59	4th Quarter	19.91	11.21
Number of Holders
As of November 30, 2016, there were approximately 7,131 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2016.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2016.

Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2011 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2016. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2011	2012	2013	2014	2015	2016
Navistar International Corporation	$100	$45	$86	$84	$29	$53
S&P 500 Index - Total Returns	100	115	147	172	181	189
S&P Construction, Farm Machinery, and Heavy Truck Index	100	97	106	125	92	109
The above graph uses peer group only performance (excludes us from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2016	2015	2014	2013	2012(A)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$8,111	$10,140	$10,806	$10,775	$12,695
Loss from continuing operations before taxes	(32)	(103)	(556)	(974)	(1,111)
Income tax benefit (expense)	(33)	(51)	(26)	171	(1,780)
Loss from continuing operations	(65)	(154)	(582)	(803)	(2,891)
Income (loss) from discontinued operations, net of tax	—	3	3	(41)	(71)
Net loss	(65)	(151)	(579)	(844)	(2,962)
Less: Net income attributable to non-controlling interests	32	33	40	54	48
Net loss attributable to Navistar International Corporation	$(97)	$(184)	$(619)	$(898)	$(3,010)
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(97)	$(187)	$(622)	$(857)	$(2,939)
Income (loss) from discontinued operations, net of tax	—	3	3	(41)	(71)
Net loss	$(97)	$(184)	$(619)	$(898)	$(3,010)
Basic earnings (loss) per share:
Continuing operations	$(1.19)	$(2.29)	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	—	0.04	0.04	(0.51)	(1.03)
Net loss	$(1.19)	$(2.25)	$(7.60)	$(11.17)	$(43.56)
Diluted earnings (loss) per share:
Continuing operations	$(1.19)	$(2.29)	$(7.64)	$(10.66)	$(42.53)
Discontinued operations	—	0.04	0.04	(0.51)	(1.03)
Net loss	$(1.19)	$(2.25)	$(7.60)	$(11.17)	$(43.56)
Weighted average number of shares outstanding:
Basic	81.7	81.6	81.4	80.4	69.1
Diluted	81.7	81.6	81.4	80.4	69.1
BALANCE SHEET DATA
Total assets(C)	$5,653	$6,649	$7,392	$8,260	$9,040
Long-term debt:(B)(C)
Manufacturing operations	$3,025	$3,059	$2,814	$2,516	$2,680
Financial services operations	972	1,088	1,065	1,351	825
Total long-term debt	$3,997	$4,147	$3,879	$3,867	$3,505
Redeemable equity securities	$—	$—	$2	$4	$5
___________________________
(A) In 2012, we recognized net income tax expense of $1.8 billion, which includes an increase in our deferred tax valuation allowance on our U.S. deferred tax assets, partially offset by the release of our deferred tax valuation allowance on our Canadian deferred tax assets.
(B) Exclusive of current portion of long-term debt.
(C) During 2016, we adopted ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" which requires a retrospective method of adoption. See FN1 Summary of Significant Accounting Policies for more information.

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
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, and IC brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
Executive Summary
During 2016, we continued to take actions that we believe will improve our performance. Going forward, we will focus on our strategy which includes: growing the Core business, seeking new sources of revenue, driving operational excellence, leveraging the VW T&B alliance, investing in our people, and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
We continue to focus on our Core markets. In February 2016, we launched the International® HX™ Series, our first in a series of new product launches. The HX™ is a Class 8 premium vocational truck designed to deliver the strength and durability required for the severe service industry. In September 2016, we launched the International® LT™ Series, our new flagship line of Class 8 over-the-road trucks. The LT™ was developed through driver-centric design, featuring advanced technologies that deliver greater fuel efficiency, best-in-class uptime and significant driver appeal. During 2016, we also introduced the Cummins ISL engine in our medium and severe service trucks and a propane engine in our school buses.
In May 2016, we expanded our relationship with General Motors Company ("GM") when we signed a long-term agreement to manufacture GM's G Van cutaway models at our Springfield, Ohio assembly plant. We expect production to begin in the first calendar quarter of 2017. As previously announced, in August 2015, we signed a co-development agreement with GM to design, build, and sell a new line of Class 4/5 commercial vehicles. These new trucks will also be built in Springfield, Ohio starting in the first half of 2018 and will be distributed separately through GM and Navistar dealer networks.
We also continue to evaluate our portfolio of assets, with the intention of identifying opportunities to restructure our business and rationalize our Manufacturing operations to optimize our cost structure. In February 2016, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems. Additionally, in August 2016, we sold our engine and foundry facilities in Indianapolis, Indiana.
In September 2016, we announced a strategic alliance with VW T&B, which includes an equity investment in the Company by VW T&B pursuant to the Stock Purchase Agreement, the License and Supply Framework Agreement and the Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we will issue and VW T&B will purchase 16.2 million of our newly issued shares for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a pro forma basis)) in the Company. We also announced the Stockholder Agreement with VW T&B which governs the rights and obligations of the parties in connection with the Share Issuance.
Pursuant to the License and Supply Framework Agreement, the parties have agreed to use commercially reasonable efforts to enter into certain individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. Under the Procurement JV Framework Agreement, the parties intend to form a joint venture to make recommendations for sourcing, evaluating and negotiating joint procurement opportunities. Each party will make final sourcing decisions considering recommendations made by the Procurement JV.

The closing of the Stock Purchase Agreement is subject to certain regulatory approvals, the finalization of the definitive agreements governing the procurement joint venture and the finalization of the first definitive contract under the License and Supply Framework Agreement, among other customary closing conditions. All appropriate regulatory filings have been made and early clearance under the Hart-Scott-Rodino Act was granted on October 17, 2016. In addition, antitrust approvals in Brazil and Mexico, and filings required by the Committee on Foreign Investment in the United States, are pending. Other agreements between the parties that constitute closing conditions remain on track. We expect the transaction to close in the first calendar quarter of 2017.
2016 Financial Summary
Continuing Operations Results
Continuing Operations Results — Consolidated net sales and revenues were $8.1 billion in 2016, down 20% compared to 2015. The decrease primarily reflects lower volumes from our Truck segment.
In 2016, we incurred a loss from continuing operations before income taxes of $32 million, compared to a loss from continuing operations of $103 million in 2015. Our gross margin declined $171 million primarily due to increased used truck losses, lower Mexico margins due to the strengthening of the U.S. dollar, and lower export volumes, partially offset by improved product margins in our Core markets. Additions to our used truck reserves increased by $70 million compared to the prior year, primarily due to declining industry prices coupled with additional reserves taken on existing inventory. We continue to seek alternative channels to sell our used trucks, including certain export markets which include a lower price point as compared to sales through our domestic channels. We also experienced increased adjustments to pre-existing warranties of $74 million compared to the prior year. The gross margin decline was offset by other improvements, including lower structural costs of $147 million, lower restructuring charges, and increased Other income.
In 2016, consolidated net income from continuing operations attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $408 million, compared to EBITDA of $378 million in 2015. Excluding certain net charges of $100 million and $116 million in 2016 and 2015, respectively, Adjusted EBITDA was $508 million in 2016 compared to $494 million in 2015. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In 2016, we recognized income tax expense from continuing operations of $33 million, compared to income tax expense of $51 million in the prior year. The decrease in the income tax expense was primarily due to the $13 million income tax benefit from the release of the valuation allowance on U.S. AMT credits in the first quarter of 2016.
In 2016, after income taxes, the loss from continuing operations attributable to NIC was $97 million, or $1.19 per diluted share, compared to a loss of $187 million, or $2.29 per diluted share, in 2015.

Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our core Truck and Parts businesses. Certain trends have affected our results of operations for 2016 as compared to 2015 and 2014. These trends, as well as the key trends that we expect will impact our future results of operations, are as follows:

•
Engine Strategy and Emissions Standards Compliance—We are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across Navistar's truck and bus product lines.  We have shifted our investment focus from engine to truck including developing driver-centric designs. We are also expanding our powertrain offerings with a mix of proprietary engines and Cummins engines (ISX, ISL, ISB).  We have incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway heavy-duty diesel ("HDD") emissions standards, including OBD requirements. Recently announced GHG phase 2 regulations will further drive up significant investments in product development by us and our competitors. These emissions standards have and will continue to result in significant increases in costs of our products.

•
VW T&B Alliance—We believe that the anticipated alliance with VW T&B will be a source of powertrain options and other high-value technologies, including advanced driver assistance systems, connected vehicle solutions, platooning and autonomous technologies, electric vehicles, and cab and chassis subsystems.  If the alliance is consummated, we believe there will be new parts sales and growth opportunities created by vertically integrated systems and that we will be able to leverage global scale, achieve significant cost reduction synergies, and drive more efficient research and development spend.

•
Core Truck Market—The Core truck markets in which we compete are cyclical in nature and are strongly influenced by macroeconomic factors such as industrial production, demand for durable goods, construction spending, business investment, oil prices, and consumer confidence and spending, among others. Industry volume declined in 2016 and we anticipate industry volumes to slightly decline in 2017. However, as general economic and industry-specific indicators are positive, we anticipate a relatively smaller decline in 2017 compared to the larger volume declines experienced after prior cycle peaks. In addition, better new truck fuel economy along with rising freight rates and improved trucker profits show the trucking industry remains healthy. We anticipate that Core markets retail industry deliveries will range between 305,000 units to 335,000 units for 2017.

•
Used Truck inventory - Our gross used truck inventory increased to approximately $410 million at October 31, 2016 from $390 million at October 31, 2015, offset by reserves of $208 million and $110 million, respectively. During 2016, additions to our used truck reserves were $187 million, compared to $117 million and $52 million in 2015 and 2014, respectively. The increase was primarily due to lower industry prices coupled with additional reserves taken on existing inventory. Throughout 2016, we continued to seek alternative channels to sell our used trucks, including certain export markets which result in a lower price point as compared to our domestic channels.

•
Military Sales—Our U.S. military sales were $198 million in 2016, compared to $203 million in 2015 and $149 million in 2014. The 2016 military sales primarily consisted of deliveries of MILCOT variants to foreign militaries, refurbishment and upgrades of government owned MaxxPro vehicles to “like new” condition, upgrade kits, spare parts, and technical support service. The 2015 military sales primarily consisted of refurbishment and upgrades of government owned MaxxPro vehicles to “like new” condition, upgrade kits, spare parts, and technical support services. The 2014 military sales primarily consisted of upgrade kits, spare parts and technical support services. In 2017, we expect our U.S. military sales to be consistent with 2016 as our contract backlog consists of a similar mix of products as that of 2016.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. We recognized adjustments to pre-existing warranties of $77 million in 2016 compared to adjustments of $1 million in 2015 and $55 million in 2014. In future periods, we could experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Structural Cost Saving Initiatives—Our structural costs decreased by $147 million in 2016, compared to 2015, and by $114 million in 2015, compared to 2014. We continue to evaluate opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure. We have implemented a number of cost saving initiatives, continued reductions in discretionary spending and employee headcount reductions to improve our SG&A costs. The Engineering and product development costs decrease was primarily driven by our continued efforts to focus spending on our Core markets by launching new and redesigned products while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. Over the next two years, we expect to introduce new vehicles across our entire product line.

•
Income Taxes—At October 31, 2016, we had $2.9 billion of U.S. federal net operating loss carryforwards and $250 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S., state and foreign net operating losses that are available to reduce cash payments of U.S., state and foreign taxes in future periods. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that an additional valuation allowance may be required on certain foreign deferred tax assets. For more information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.

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

As a result of these evaluations, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems, and our engine and foundry facilities in Indianapolis, Indiana in 2016. We sold our Waukesha, Wisconsin foundry operations and closed our Indianapolis, Indiana foundry facility in 2015. We divested our interests in the E-Z Pack business and the Continental Mixer business in 2014. Additionally, in 2014, we announced plans to consolidate our mid-range engine footprint and moved our engine production facility from Huntsville, Alabama to Melrose Park, Illinois.

•
Global Economy—The global economy is expected to continue to improve slowly driven by a stronger U.S. economy and greater fiscal stimulus worldwide. The outlook for the economies in both the U.S. and Canada remain cautiously optimistic with moderate growth expectations. A projected stabilization in energy and commodity prices should provide a benefit which may contribute to growth for Latin American countries in 2017, though the growth trend continues to be challenged by weak economic indicators. Mexico’s economy moderated in 2016, but is expected to underperform in 2017 as the strong peso devaluation creates economic uncertainty. The economic recession in Brazil has been prolonged, but the volatility appears to be reaching its limit and the Brazilian economy may begin to show signs of recovery next year. Low oil prices continue to provide a powerful stimulus to the global economy by lowering energy costs, boosting consumer income and spending, and improving external accounts of oil importers. However, inactive business investment and global trade as well as weak industrial production still exert a modest limitation on growth and may also have a negative effect on the demand in the truck industry.

•
Impact of Government Regulation—As a manufacturer of trucks and engines, we continue to face significant governmental regulation of our products, especially in the areas of environmental and safety matters. We are also subject to various noise standards imposed by federal, state, and local regulations. Our facilities may be subject to regulation related to climate change, and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts. For more information, see Impact of Government Regulation in Part I, Item I, Business.

Results of Continuing Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the year ended October 31, 2016 as compared to the year ended October 31, 2015

(in millions, except per share data and % change)	2016	2015	Change	% Change
Sales and revenues, net	$8,111	$10,140	$(2,029)	(20)%
Costs of products sold	6,812	8,670	(1,858)	(21)%
Restructuring charges	10	76	(66)	(87)%
Asset impairment charges	27	30	(3)	(10)%
Selling, general and administrative expenses	802	908	(106)	(12)%
Engineering and product development costs	247	288	(41)	(14)%
Interest expense	327	307	20	7%
Other income, net	(76)	(30)	(46)	N.M.
Total costs and expenses	8,149	10,249	(2,100)	(20)%
Equity in income of non-consolidated affiliates	6	6	—	—%
Loss from continuing operations before income taxes	(32)	(103)	71	(69)%
Income tax expense	(33)	(51)	18	(35)%
Loss from continuing operations	(65)	(154)	89	(58)%
Less: Net income attributable to non-controlling interests	32	33	(1)	(3)%
Loss from continuing operations(A)	(97)	(187)	90	(48)%
Income from discontinued operations, net of tax	—	3	(3)	(100)%
Net loss(A)	$(97)	$(184)	$87	(47)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(1.19)	$(2.29)	$1.10	(48)%
Discontinued operations	—	0.04	(0.04)	(100)%
	$(1.19)	$(2.25)	$1.06	(47)%
Diluted weighted average shares outstanding	81.7	81.6	0.1	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

(in millions, except % change)	2016	2015	Change	% Change
Truck	$5,403	$7,213	$(1,810)	(25)%
Parts	2,427	2,513	(86)	(3)%
Global Operations	341	506	(165)	(33)%
Financial Services	235	241	(6)	(2)%
Corporate and Eliminations	(295)	(333)	38	(11)%
Total	$8,111	$10,140	$(2,029)	(20)%

In 2016, the Truck segment net sales decreased $1.8 billion, or 25%, primarily due to lower Core truck volumes, the cessation of our Blue Diamond Truck, LLC ("BDT") joint venture sales, a decline in sales of CAT-branded units sold to Caterpillar Inc. ("Caterpillar"), a decline in our export truck volumes, and lower used truck revenue. Chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes.
In 2016, the Parts segment net sales decreased $86 million, or 3%, primarily due to lower U.S. volumes, market pressures, primarily in Canada and Mexico, unfavorable movements in foreign currency exchange rates, and an expected decline in BDP net sales driven by a decrease of units in operation as units age, partially offset by enhanced retail programs in our U.S. market.
The Global Operations segment net sales decrease of $165 million, or 33% in 2016 was due to lower volumes primarily attributed to the economic downturn in Brazil as well as unfavorable movements in foreign currency exchange rates.
In 2016, the Financial Services segment net revenues decreased by $6 million, or 2%, primarily due to lower finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Costs of products sold
In 2016, Costs of products sold decreased by $1.9 billion, reflecting the impact of lower volumes, improved purchasing costs in our Core markets, and the cessation of BDT sales, partially offset by higher adjustments to pre-existing warranties and an increase in our used truck reserves. In 2016, we recognized charges for adjustments to pre-existing warranties of $78 million compared to $4 million in 2015. The charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar’s standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts. In 2016, charges to our used truck reserves were $187 million, compared to $117 million in the prior year. The increase was primarily due to declining industry pricing coupled with additional reserves taken on existing inventory. We continue to seek alternative channels to sell our used trucks, including certain export markets which include a lower price point as compared to sales through our domestic channels. For more information on our estimated warranty obligations and our used truck reserves, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $10 million in 2016, compared to $76 million in the prior year. The charges in 2016 were primarily related to the 2011 closure of our Chatham, Ontario plant, resulting from a ruling received from the Financial Services Tribunal in Ontario, Canada. The charges in 2015 were primarily related to cost reduction actions, including our offering of a VSP to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction-in-force in the U.S. and Brazil. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
The SG&A expenses decrease of $106 million in 2016 is primarily due to the impact of our cost-reduction initiatives. For more information on our cost-reduction initiatives, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
The Engineering and product development costs decrease of $41 million in 2016 is primarily driven by our continued efforts to focus spending on our Core markets including launching new and redesigned products while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. In 2016, we began to realize our plan to release a new or redesigned product every six months through 2018.
Interest expense
In 2016, interest expense increased $20 million, compared to the prior year, primarily driven by the August 2015 refinancing of our Amended Term Loan Credit Facility which was replaced by the Senior Secured Term Loan Credit Facility. the refinancing increased the amount of our borrowing and the interest rate.
Other income, net
We recognized Other income of $76 million in 2016, compared to $30 million in the prior year. The increase in Other income in 2016 is primarily driven by the increase of income recognized related to certain IP licenses of $30 million and a $15 million one-time fee received from a third party, partially offset by the non-recurring gain of $14 million related to the settlement of a customer dispute recorded in the prior year.

Income tax expense
In 2016, we recognized income tax expense from continuing operations of $33 million, compared to $51 million in the prior year. The difference between the income tax expense in 2016 and 2015 is due to geographical mix and certain discrete items. The income tax expense in 2016 also included a benefit of $13 million from the release of the valuation allowance on the U.S. AMT credit. The income tax expense in 2015 included charges of $7 million related to foreign exchange gains. In both periods, other than the valuation allowance release mentioned above, the impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on our U.S. deferred tax assets.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2016 and 2015 relates to Ford's non-controlling interest in BDP.
Segment Results of Continuing Operations for 2016 as Compared to 2015
We operate in four reporting segments: Truck, Parts, Global Operations, and Financial Services.
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 15, Segment Reporting, to the accompanying consolidated financial statements.
Truck Segment

(in millions, except % change)	2016	2015	Change	% Change
Truck segment sales, net	$5,403	$7,213	$(1,810)	(25)%
Truck segment loss	(189)	(141)	(48)	34%
Segment sales
In 2016, the Truck segment net sales decreased by $1.8 billion, or 25%, primarily due to lower Core truck volumes, the cessation of BDT sales, a decline in sales of CAT-branded units sold to Caterpillar, a decline in our export truck volumes, and lower used truck revenue. Truck chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes. The decline represents a 5% decrease in Class 6 and 7 medium trucks, a 35% decrease in Class 8 heavy trucks, an 18% decrease in Class 8 severe service trucks and a 6% decrease in buses.
Segment loss
In 2016, the Truck segment loss increased by $48 million, or 34%. The increase in segment loss was primarily driven by higher adjustments to pre-existing warranties of $70 million, increased used truck losses, lower Mexico margins due to the strengthening of the U.S. dollar, and lower export volumes. These impacts were partially offset by improved purchasing and structural costs.
Our used truck losses increased primarily due to declining industry pricing and increased export sales in 2016, which have a lower price point as compared to our domestic channels. Charges to our used truck reserves in our Truck segment were $181 million in 2016, compared to $115 million in 2015.
In 2016, the Truck segment recorded charges for adjustments to pre-existing warranties of $78 million compared to $8 million in the prior year. These charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
SG&A expenses and Engineering and product development costs continued to decline in 2016. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to our efforts to focus spending on our Core markets while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. In 2016, we began to realize our plan to release a new or redesigned product, on average, every six months through 2018.

Parts Segment

(in millions, except % change)	2016	2015	Change	% Change
Parts segment sales, net	$2,427	$2,513	$(86)	(3)%
Parts segment profit	640	592	48	8%
Segment sales
In 2016, the Parts segment net sales decreased by $86 million, or 3%, primarily due to lower U.S. volumes, market pressures primarily in Canada and Mexico, unfavorable movements in foreign currency exchange rates, and an expected decline in BDP net sales driven by a decrease of units in operation as units age, partially offset by enhanced retail programs in our U.S. market.
Segment profit
In 2016, the Parts segment increased its segment profit by $48 million, or 8%, primarily due to margin improvements in our U.S. market, cost-reduction initiatives, and lower intercompany access fees, partially offset by unfavorable movements in foreign currency exchange rates. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees in 2016 are due to cost-reduction initiatives in the Truck segment, including significant decreases in engineering and product development costs in recent years.
Global Operations Segment

(in millions, except % change)	2016	2015	Change	% Change
Global Operations segment sales, net	$341	$506	$(165)	(33)%
Global Operations segment loss	(21)	(67)	46	(69)%
Segment sales
In 2016, the Global Operations segment net sales decrease of $165 million, or 33% was primarily driven by a decrease in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian real to the U.S. dollar has weakened by 12%. In 2016, engine volumes declined 41% compared to the prior year, primarily due to the continued economic downturn in the Brazil economy.
Segment loss
In 2016, the Global Operations segment results improved by $46 million, or 69%, primarily due to lower manufacturing and structural costs as a result of our prior year restructuring and cost reduction efforts and impact of foreign currency exchange rates, partially offset by the non-recurring net gain of $10 million related to the settlement of a customer dispute recorded in the prior year.
Financial Services Segment

(in millions, except % change)	2016	2015	Change	% Change
Financial Services segment revenues, net	$235	$241	$(6)	(2)%
Financial Services segment profit	100	98	2	2%
Segment revenues
In 2016, the Financial Services segment net revenues decreased by $6 million, or 2%. The decrease is primarily driven by lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Segment profit
In 2016, the Financial Services segment profit increased by $2 million, or 2%. The increase is primarily driven by an increase in gains resulting from operating lease early terminations, decreases in the provision for loan losses in Mexico and cost reduction initiatives. These increases were partially offset by a decrease in revenue and an increase in interest expense due to rate increases.

Results of Operations for the year ended October 31, 2015 as compared to the year ended October 31, 2014

(in millions, except per share data and % change)	2015	2014	Change	% Change
Sales and revenues, net	$10,140	$10,806	$(666)	(6)%
Costs of products sold	8,670	9,534	(864)	(9)%
Restructuring charges	76	42	34	81%
Asset impairment charges	30	183	(153)	(84)%
Selling, general and administrative expenses	908	979	(71)	(7)%
Engineering and product development costs	288	331	(43)	(13)%
Interest expense	307	314	(7)	(2)%
Other income, net	(30)	(12)	(18)	N.M
Total costs and expenses	10,249	11,371	(1,122)	(10)%
Equity in income of non-consolidated affiliates	6	9	(3)	(33)%
Loss from continuing operations before income taxes	(103)	(556)	453	(81)%
Income tax expense	(51)	(26)	(25)	96%
Loss from continuing operations	(154)	(582)	428	(74)%
Less: Net income attributable to non-controlling interests	33	40	(7)	(18)%
Loss from continuing operations(A)	(187)	(622)	435	(70)%
Income from discontinued operations, net of tax	3	3	—	—%
Net loss(A)	$(184)	$(619)	$435	(70)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(2.29)	$(7.64)	$5.35	(70)%
Discontinued operations	0.04	0.04	—	—%
	$(2.25)	$(7.60)	$5.35	(70)%
Diluted weighted average shares outstanding	81.6	81.4	0.2	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
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
Costs of products sold
In 2015, Costs of products sold decreased by $864 million, reflecting the impact of lower sales in our Global Operations segment and lower Ford sales through our BDT joint venture, partially offset by higher sales in our Core markets and an increase of $45 million in our used truck reserves compared to 2014. In addition, Costs of products sold during 2015 was favorably impacted by a shift in product mix in our Core markets. In 2015, we recorded a charge for adjustments to pre-existing warranties of $4 million compared to charges for adjustments to pre-existing warranties of $55 million in 2014. The improvement in adjustments to pre-existing warranties for 2015 reflects quality improvements in recent model years and continued efforts to reduce overall cost per repair. For more information on warranty, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $76 million in 2015 compared to charges of $42 million in the prior year. The charges in 2015 were primarily related to cost reduction actions, including our offering of a VSP to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction-in-force in the U.S. and Brazil. The charges in 2014 were primarily related to our Indianapolis, Indiana foundry facility and Waukesha, Wisconsin foundry operations, as well as a reduction-in-force in the U.S. Additionally, in the third quarter of 2014, we recognized charges of $14 million related to the 2011 closure of our Chatham, Ontario plant, based on a ruling received from the Financial Services Tribunal in Ontario, Canada. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Asset impairment charges
We recognized asset impairment charges of $30 million in 2015, primarily related to certain operating leases, intangible assets and long-lived assets. In the fourth quarter of 2015, we recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Brazil truck asset group. As a result of the continued operating losses and idled production in the asset group, we tested the indefinite-lived intangible and long-lived assets for potential impairment. As a result, we determined that $4 million of intangible assets and $3 million of certain long-lived assets were impaired. During the third and fourth quarters of 2015, we concluded that we had a triggering event related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in a charge of $3 million and $4 million, respectively. In addition, in the third quarter of 2015, we recognized impairment charges of $3 million for certain intangible assets of our Brazilian engine reporting unit. As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that $3 million of trademark asset carrying value was impaired. In the first quarter of 2015, we concluded we had a triggering event related to certain operating leases. As a result, the Truck segment recorded $7 million of asset impairment charges. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
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

Selling, general and administrative expenses
The SG&A expenses decrease of $71 million in 2015 reflects the impact of our cost-reduction initiatives, partially offset by an increase in compensation expense and post-retirement related costs. In 2015, we leveraged efficiencies identified through redesigning our organizational structure, including a reduction-in-force in the U.S. and Brazil in 2014.
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
Other income, net
We recognized Other income of $30 million in 2015 compared to income of $12 million in the prior year. The income in 2015 primarily consists of: $14 million gain related to the settlement of a customer dispute, a $5 million tax credit, gains related to foreign exchange hedges, and gains on asset sales, partially offset by unfavorable movements in foreign currency exchange rates and $14 million of third party fees and unamortized debt issuance costs associated with the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility. The income in 2014 is due to the release of an asset retirement obligation associated with the purchase of certain leased manufacturing assets and gains on asset sales, partially offset by $12 million of unamortized debt issuance costs and other charges associated with the repurchase of our 2014 Convertible Notes in April 2014.
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
At October 31, 2015, we had $2.6 billion of U.S. federal net operating losses and $252 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S., state and foreign net operating losses that are available to reduce cash payments of U.S., state and foreign taxes in future periods. We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. For more information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
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
Segment loss
In 2015, the Truck segment reduced its segment loss by $239 million, primarily driven by a favorable shift in product mix in our Core markets, partially offset by an increase in our used truck reserves of $45 million, and higher accelerated depreciation charges of $22 million. In 2015, the Truck segment recorded charges for adjustments to pre-existing warranties of $8 million compared to charges for adjustments to pre-existing warranties of $51 million in 2014. The change in adjustments to pre-existing warranties reflects quality improvements in recent model years and continued efforts to reduce overall cost per repair. During 2015, the segment recorded accelerated depreciation charges of $31 million, primarily for certain assets related to the foundry facilities, compared to accelerated depreciation charges of $9 million in 2014. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
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
Segment profit
In 2015, the Parts segment increased its segment profit by $64 million, or 12%, primarily due to margin improvements in our commercial markets, the impact of our cost-reduction initiatives taken in 2014, and lower intercompany access fees, partially offset by the decline in BDP. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees in 2015 are due to cost-reduction initiatives in the Truck segment.

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

Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units, and chargeout units. These tables present key metrics and trends that provide quantitative measures of our performance.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	For the Years Ended October 31,			2016 vs 2015		2015 vs 2014
(in units)	2016	2015	2014	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	32,800	29,600	28,200	3,200	11%	1,400	5%
Class 6 and 7 medium trucks	86,800	80,000	71,000	6,800	9%	9,000	13%
Class 8 heavy trucks	165,700	218,200	186,700	(52,500)	(24)%	31,500	17%
Class 8 severe service trucks(B)	61,100	60,800	56,200	300	—%	4,600	8%
Total Core Markets	346,400	388,600	342,100	(42,200)	(11)%	46,500	14%
Combined class 8 trucks	226,800	279,000	242,900	(52,200)	(19)%	36,100	15%
Navistar Core retail deliveries	54,700	62,600	59,800	(7,900)	(13)%	2,800	5%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	For the Years Ended October 31,
	2016	2015	2014
Core Markets (U.S. and Canada)
School buses(A)	34%	38%	35%
Class 6 and 7 medium trucks	21%	23%	21%
Class 8 heavy trucks	10%	11%	14%
Class 8 severe service trucks(B)	13%	15%	16%
Total Core Markets	16%	16%	17%
Combined class 8 trucks	11%	12%	14%
_______________________

(A)	The School bus retail delivery market share includes buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

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

	For the Years Ended October 31,			2016 vs 2015		2015 vs 2014
(in units)	2016	2015	2014	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,900	11,400	10,300	500	4%	1,100	11%
Class 6 and 7 medium trucks	16,900	16,700	18,300	200	1%	(1,600)	(9)%
Class 8 heavy trucks	6,300	26,700	28,900	(20,400)	(76)%	(2,200)	(8)%
Class 8 severe service trucks(B)	7,700	9,100	9,300	(1,400)	(15)%	(200)	(2)%
Total Core Markets	42,800	63,900	66,800	(21,100)	(33)%	(2,900)	(4)%
Combined class 8 trucks	14,000	35,800	38,200	(21,800)	(61)%	(2,400)	(6)%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

	For the Years Ended October 31,			2016 vs 2015		2015 vs 2014
(in units)	2016	2015	2014	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	2,100	1,400	2,400	700	50%	(1,000)	(42)%
Class 6 and 7 medium trucks	4,100	4,800	7,100	(700)	(15)%	(2,300)	(32)%
Class 8 heavy trucks	4,700	13,900	12,100	(9,200)	(66)%	1,800	15%
Class 8 severe service trucks(B)	2,100	2,100	2,300	—	—%	(200)	(9)%
Total Core Markets	13,000	22,200	23,900	(9,200)	(41)%	(1,700)	(7)%
Combined class 8 trucks	6,800	16,000	14,400	(9,200)	(58)%	1,600	11%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts from our continuing operations:

	For the Years Ended October 31,			2016 vs 2015		2015 vs 2014
(in units)	2016	2015	2014	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,200	11,900	10,800	(700)	(6)%	1,100	10%
Class 6 and 7 medium trucks	17,800	18,800	16,000	(1,000)	(5)%	2,800	18%
Class 8 heavy trucks	16,300	25,000	26,000	(8,700)	(35)%	(1,000)	(4)%
Class 8 severe service trucks(B)	7,600	9,300	8,700	(1,700)	(18)%	600	7%
Total Core Markets	52,900	65,000	61,500	(12,100)	(19)%	3,500	6%
Non "Core" military	500	100	100	400	N.M.	—	—%
Other markets(C)	9,900	19,400	28,400	(9,500)	(49)%	(9,000)	(32)%
Total worldwide units	63,300	84,500	90,000	(21,200)	(25)%	(5,500)	(6)%
Combined class 8 trucks	23,900	34,300	34,700	(10,400)	(30)%	(400)	(1)%
_____________________________

N.M.	Not meaningful.

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement.

(C)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 6,000 units and 11,000 units during 2015 and 2014, respectively. There were no third party chargeouts related to BDT during 2016 as Ford no longer purchases from BDT.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of October 31,
(in millions)	2016	2015	2014
Consolidated cash and cash equivalents	$804	$912	$497
Consolidated marketable securities	46	159	605
Consolidated cash, cash equivalents, and marketable securities	$850	$1,071	$1,102

	As of October 31,
(in millions)	2016	2015	2014
Manufacturing operations	$800	$1,013	$1,018
Financial Services operations	50	58	84
Consolidated cash, cash equivalents, and marketable securities	$850	$1,071	$1,102

Manufacturing cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represents our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature.
Consolidated cash, cash equivalents, and marketable securities totaled $850 million at October 31, 2016, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. The expected equity proceeds from our recently announced alliance with VWT&B will also be a future source of funds once consummated. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet the financing requirements of Navistar, our dealers, and retail customers.
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $175 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2016, we had no borrowings, and we have limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Manufacturing operations sold $7.2 billion, $8.6 billion, and $8.5 billion of wholesale notes and accounts receivable to our Financial Services operations in 2016, 2015, and 2014, respectively. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.4 billion as of October 31, 2016. Our Financial Services operations also make loans and provide dividends and return of capital to the Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations at October 31, 2016 and 2015 were $203 million and $308 million respectively. During 2016, our Manufacturing operations received $220 million in dividends and return of capital from NFC, of which $190 million was funded by the remaining repayment of the $270 million loan made by NFC to our Manufacturing operations in October 2013 (the “Intercompany Loan”). During 2015, our Manufacturing operations received $125 million in dividends from NFC, of which $80 million was funded by the partial repayment of the Intercompany Loan by our Manufacturing operations to NFC.
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory (and certain related assets) (the "Intercompany Used Truck Loan"). During the year ended October 31, 2016 we increased our borrowings under the Intercompany Used Truck Loan by $17 million to $135 million. Also, during the year ended October 31, 2016, our captive insurance company under our Financial Services segment entered into an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our Manufacturing operations. As of October 31, 2016, our borrowings under the Intercompany Revolving Loan agreement totaled $18 million. Also during 2016, our Financial Services operations in Mexico extended working capital loans to our Manufacturing operations in Mexico for orders received. As of October 31, 2016, the borrowings of our Manufacturing operations in Mexico under these loan agreements totaled $50 million.

Our Financial Services operations have traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund products sold or leased by Navistar, our dealers, and retail customers. We use a number of special purpose entities ("SPEs") to securitize receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, Navistar Financial Retail Receivables Corporation ("NFRRC") finances retail notes and finance leases, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts. Our Financial Services operations in Mexico provide vehicle financing, leasing and insurance brokerage services to our dealers and retail customers in Mexico.
As of October 31, 2016, the aggregate amount available to fund finance receivables under our Financial Services facilities was $703 million.
In October 2016, NFC issued a series of notes designated as the Floating Rate Dealer Note Asset Backed Notes, Series 2016-1 (the “Series 2016-1 Notes”). The Series 2016-1 Notes include four classes of notes totaling $300 million that matures in September 2018. This transaction is a two-year, securitized dealer floor plan transaction to support International Truck and IC Bus dealer inventory funding. The transaction replaced a $250 million deal from November 2014 that matured in October 2016, after which NFC had approximately $1.05 billion in total wholesale funding capacity.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. The borrowings on the revolving portion of the facility totaled $239 million as of October 31, 2016. The gross balance of the term loan facility was $213 million as of October 31, 2016. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, and the term loan portion of the facility was paid down to $82 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments. The December 2016 reduction of the bank facility was funded by a seasonal contraction in NFC's assets and a partial pay down of the Intercompany Used Truck Loan. We will consider a subsequent increase in NFC’s bank facility, asset sales or securitizations, other secured borrowings or developing, expanding and executing additional alliances to finance an increasing share of Navistar, dealer or retail customer assets to enhance our liquidity position and broaden our financial flexibility to support the sale of International trucks.
In February 2016, NFSC also increased its variable funding notes facility ("VFN") from $375 million to $500 million and in May 2016, the facility's maturity date was extended from October 2016 to May 2017. In November 2016, the maturity date of the VFN facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In April 2016, NFC extended its $100 million TRAC facility until April 2017. In December 2016, the maturity date of the TRAC facility was extended from April 2017 to October 2017.

Cash Flow Overview

	Year Ended October 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities(B)	$56	$211	$267
Net cash provided by (used in) investing activities	3	(70)	(67)
Net cash used in financing activities(B)	(203)	(150)	(353)
Effect of exchange rate changes on cash and cash equivalents	28	17	45
Increase (decrease) in cash and cash equivalents	(116)	8	(108)
Cash and cash equivalents at beginning of the year	877	35	912
Cash and cash equivalents at end of the year	$761	$43	$804

	Year Ended October 31, 2015
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities(B)	$98	$(52)	$46
Net cash provided by (used in) investing activities	346	(30)	316
Net cash provided by financing activities(B)	63	35	98
Effect of exchange rate changes on cash and cash equivalents	(70)	25	(45)
Increase (decrease) in cash and cash equivalents	437	(22)	415
Cash and cash equivalents at beginning of the year	440	57	497
Cash and cash equivalents at end of the year	$877	$35	$912

	Year Ended October 31, 2014
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash used in operating activities(B)	$(319)	$(17)	$(336)
Net cash provided by (used in) investing activities	112	(187)	(75)
Net cash provided by (used in) financing activities(B)	(59)	238	179
Effect of exchange rate changes on cash and cash equivalents	(21)	(5)	(26)
Increase (decrease) in cash and cash equivalents	(287)	29	(258)
Cash and cash equivalents at beginning of the year	727	28	755
Cash and cash equivalents at end of the year	$440	$57	$497
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

(B)
Adjustments have been made within Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities sections to conform to the year ended 2016 presentation. The reclassification did not impact our Consolidated Statements of Cash Flows.

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $56 million and $98 million in 2016 and 2015, respectively, compared to cash used in operating activities of $319 million in 2014. The net decrease in cash flow from operating activities in 2016 compared to 2015 was primarily attributable to an increase in repayments to our Financial Services operations, decreases in other current liabilities, an increase in noncurrent assets, and a decrease in depreciation and amortization, partially offset by a lower net loss, higher dividends and a returned capital payment received from our Financial Services operations, a larger reduction in inventories, an increase in the collection of accounts receivable, and lower accounts payable payments. The improvement in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to a lower net loss, dividends received from our Financial Services operations, net reductions of accounts receivable, a decrease in inventories and an increase in other current liabilities, partially offset by higher accounts payable payments, changes in other current assets, changes in other noncurrent liabilities and changes from intercompany transactions with our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $227 million, $180 million, and $203 million in 2016, 2015, and 2014, respectively.
We paid $199 million, $204 million, and $244 million for 2016, 2015, and 2014 respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other postretirement payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $3 million, $346 million, and $112 million in 2016, 2015, and 2014, respectively. The net decrease in cash flow from investing activities in 2016 compared to 2015 was primarily attributable to lower sales and maturities of marketable securities, higher purchases of equipment leased to others and lower proceeds from sales of property and equipment, partially offset by lower purchases of marketable securities and higher proceeds from sales of affiliates. The net increase in cash flow from investing activities in 2015 compared to 2014 was primarily attributable to lower purchases of equipment leased to others and lower purchases of marketable securities, partially offset by higher capital expenditures, lower proceeds from the sale of property and equipment, and lower sales and less maturities of marketable securities.
During 2016, sales of marketable securities totaled $539 million and maturities of marketable securities totaled $43 million, compared with $1.2 billion of sales and $86 million of maturities of marketable securities and $1.6 billion of sales and $461 million of maturities of marketable securities during 2015 and 2014, respectively.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $203 million and $59 million in 2016 and 2014, respectively, compared to cash provided by financing activities of $63 million in 2015. The net change in cash flow from financing activities in 2016 compared to 2015 was primarily attributable to less third party debt issued and higher principal repayments of the Intercompany Loan due to our Financial Services operations, partially offset by lower principal repayments of third party debt and an increase in funding from our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs. The net change in cash flow from financing activities in 2015 compared to 2014 was primarily attributable to net proceeds from the refinancing and increase of long-term debt, lower principal payments under capital lease obligations and lower dividends paid to non-controlling interests, partially offset by lower proceeds from finance lease obligations and a partial repayment of the Intercompany Loan due to our Financial Services operations and lower proceeds from the exercise of employee stock options.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $211 million in 2016, compared to cash used in operating activities of $52 million and $17 million in 2015 and 2014, respectively. The net increase in cash provided by operating activities in 2016 was primarily due to a greater decline in the level of finance receivables funded. The increase was partially offset by the amount of dividends and returned capital paid to our Manufacturing operations as compared to the prior year period. The increase in cash used by operating activities in 2015 was primarily due to the increase in dividends paid to the Manufacturing operations, partially offset by the decline in the level of finance receivables funded.
Cash paid for interest, net of amounts capitalized, was $64 million, $59 million, and $55 million in 2016, 2015, and 2014, respectively.

Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $70 million, $30 million and $187 million, in 2016, 2015, and 2014, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses of cash from investing activities in 2016, 2015, and 2014. In 2016, the increase in cash used in investing activities was primarily due to the increase in purchases of equipment leased to others and a lesser decline in the restricted cash levels relating to our secured borrowings. In 2015, the investment in restricted cash accumulated for the payoff of maturing wholesale investor notes and the retail securitization was eliminated. In addition, purchases of equipment leased to others declined. In 2014, restricted cash was invested to secure new borrowings relating to our Mexican financial services operation and our retail accounts funding facility, as well as the accumulation of principal for the repayment of wholesale investor notes maturing in January 2015.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $150 million in 2016, compared to cash provided by financing activities of $35 million and $238 million in 2015 and 2014, respectively. The net increase in cash used in financing activities in 2016 was primarily due to the repayment of debt associated with the greater decline in the level of finance receivables funded and a decline in repayments from the Manufacturing operations for intercompany financing programs. The decrease in cash provided for 2015 was primarily due to the repayment of debt associated with the decline in the level of finance receivables funded, partially offset by repayments from the Manufacturing operations for intercompany financing programs.
Debt
See Note 9, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Funding of Financial Services
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2016, our funding consisted of asset-backed securitization debt of $753 million, bank borrowings and revolving credit facilities of $861 million, commercial paper of $96 million, and borrowings of $98 million secured by operating and finance leases.
We use a number of SPEs to securitize and sell receivables. NFSC finances wholesale notes, NFRRC finances retail notes and finance leases, ITLC finances operating leases and some finance leases, and TRAC finances retail accounts.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad Regulada ("NFM"), which issues debt to provide vehicle financing to our dealers and retail customers in Mexico.
The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2016:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$1,050	Eligible wholesale notes	$635	2017-2018
NFC	Credit agreement(A)	613	Finance receivables and general corporate purposes	452	2018
NFM	Bank lines	477	Finance receivables and general corporate purposes	411	2017-2021
TRAC	Revolving retail accounts	100	Eligible retail accounts	39	2017
______________________

(A)	NFM can borrow up to $100 million, if not used by NFC.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense, capital contributions from NI, and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense, capital contributions from NI, and income taxes is less than 125% of its interest expense, NI must make a capital contribution to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2016, 2015, and 2014.

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
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a capital expenditure goal of approximately $150 million in 2017, exclusive of capital expenditures for equipment leased to others. See Note 9, Debt, to the accompanying consolidated financial statements.
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
EBITDA reconciliation:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Loss from continuing operations attributable to NIC, net of tax	$(97)	$(187)	$(622)
Plus:
Depreciation and amortization expense	225	281	332
Manufacturing interest expense(A)	247	233	243
Less:
Income tax expense	(33)	(51)	(26)
EBITDA	$408	$378	$(21)
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Interest expense	$327	$307	$314
Less: Financial services interest expense	80	74	71
Manufacturing interest expense	$247	$233	$243

Adjusted EBITDA Reconciliation:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
EBITDA (reconciled above)	$408	$378	$(21)
Less significant items of:
Adjustments to pre-existing warranties(A)	78	4	55
North America asset impairment charges(B)	26	20	24
Global asset impairment charges(C)	1	10	149
Restructuring of North American manufacturing operations(D)	7	—	41
Cost reduction and other strategic initiatives(E)	3	72	17
Gain on settlement(F)	—	(10)	—
Brazil truck business actions(G)	—	6	29
Debt refinancing charges(H)	—	14	12
One-time fee received(I)	(15)	—	—
Total adjustments	100	116	327
Adjusted EBITDA	$508	$494	$306
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

(B)
The 2016 charges primarily included $17 million related to certain long-lived assets and $8 million related to certain operating leases. During 2015, we recorded $11 million of asset impairment charges related to certain long-lived assets and $9 million related to certain operating leases. In 2014, the impairment charges primarily related to certain amortizing intangible assets and long-lived assets which were determined to be fully impaired.

(C)
During 2016, we determined that $1 million of trademark asset carrying value was impaired. During 2015, we recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Global Operations segment, and $3 million for the impairment of the carrying value of a trademark asset. In 2014, we recognized a non-cash charge of $149 million for the impairment of certain intangible assets of our Brazilian engine reporting unit, including the entire $142 million balance of goodwill and $7 million of trademark.

(D)
During 2016 and 2014, we recorded $7 million and $14 million of charges related to the 2011 closure of our Chatham, Ontario plant, respectively. During 2014, we also recorded $27 million of charges related to our anticipated exit from our Indianapolis, Indiana foundry facility and certain assets in our Waukesha, Wisconsin foundry operations. The charges included $13 million of restructuring charges, $7 million of fixed asset impairment charges, and $7 million of charges for inventory reserves.

(E)
Cost reduction and other strategic initiatives relates to costs associated with the divestiture of non-strategic facilities and efforts to optimize our cost structure. In 2015, we had $72 million of cost reduction and other strategic initiatives primarily consisting of restructuring charges. In 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP, which resulted in $37 million of restructuring charges. In addition, we incurred restructuring charges of $23 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil. In 2014, we also recorded restructuring charges related to cost reduction actions that included a reduction-in-force in the U.S and Brazil.

(F)
During 2015, we recognized a $10 million net gain related to the settlement of a customer dispute in our Global Operations segment. The $10 million net gain for the settlement included restructuring charges of $4 million.

(G)
During 2015, we recorded $6 million in inventory charges to right size the Brazil Truck business. During 2014, we recorded approximately $29 million in charges, primarily related to inventory, to right size the Brazil Truck business in our Global Operations segment.

(H)
During 2015, we recorded $14 million of third party fees and unamortized debt issuance costs associated with the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility. During 2014, we recorded $12 million of unamortized debt issuance costs and other charges associated with the repurchase of our 2014 Convertible Notes.

(I)	During 2016, we received a $15 million one-time fee from a third party.

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
In 2016 and 2015, we contributed $100 million and $113 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2017 we expect to contribute approximately $110 million to meet the minimum required contributions for all plans. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2018 through 2020, we will be required to contribute $135 million to $220 million per year to the Plans, depending on asset performance and discount rates.
Our contributions to other post-employment benefit ("OPEB") plans totaled $2 million in both 2016 and 2015. Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 settlement agreement (the "1993 Settlement Agreement") between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. We expect to contribute $2 million to our OPEB plans during 2017.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the years ended October 31, 2016, 2015 and 2014.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis increased $160 million during 2016. The increase was primarily due to the decrease in the discount rate used to determine the present value of the projected benefit obligation and lower than expected asset returns. Our actual return on assets during 2016 was approximately 3.0% for the U.S. pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 3.5% at October 31, 2016, compared to 4.0% at October 31, 2015.
The under-funded status of our health and life insurance benefits decreased by $143 million. This was primarily driven by favorable claims experience and updated morbidity trend assumptions, partially offset by a decrease in the discount rate used to determine the present value of the projected obligation.
We continue to seek opportunities to control our pension and other postretirement benefits expenses.
For more information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements
We enter into various arrangements not recognized in our Consolidated Balance Sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. These include residual value guarantees, for which our losses are generally capped, stand-by letters of credit and surety bonds, credit and purchase commitments and indemnifications. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows. For more information, see Note 14, Commitments and Contingencies, to the accompanying consolidated financial statements.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2016:

	Payments Due by Year Ending October 31,
(in millions)	Total	2017	2018-2019	2020-2021	2022+
Type of contractual obligation:
Long-term debt obligations(A)	$4,963	$899	$1,604	$1,034	$1,426
Interest on long-term debt(B)	1,308	256	431	294	327
Financing arrangements and capital lease obligations(C)	49	10	19	18	2
Operating lease obligations(D)	216	52	81	62	21
Purchase obligations(E)	78	4	47	24	3
Total	$6,614	$1,221	$2,182	$1,432	$1,779
_____________________

(A)	Excludes offsetting discounts and issuance costs of $101 million. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(B)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2016 are used for variable rate debt. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(C)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $7 million of interest obligations. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

(D)
Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our Consolidated Balance Sheets. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

(E)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our Consolidated Balance Sheets.
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $50 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. As such, we expect to contribute approximately $110 million in 2017 to meet the minimum required contributions for all Plans. We currently expect that from 2018 through 2020, we will be required to contribute $135 million to $220 million per year to the Plans, depending on asset performance and discount rates in the next several years. For additional information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

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
As of October 31, 2016 and 2015, we had deferred tax asset valuation allowances of $3.4 billion and $3.3 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million and $1 million for the years ended October 31, 2016 and 2015, respectively, and income tax benefit of $4 million for the year ended October 31, 2014.
As of October 31, 2016 and 2015, the amount of liability for uncertain tax positions was $50 million and $41 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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
In addition, other sites formerly owned by us or where we are currently operating have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have appropriate accruals to cover costs to complete the cleanup of all sites.

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital and will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standard. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.
Securitization Transactions
None of our securitization or trust arrangements qualify for sales accounting treatment or as an off-balance sheet arrangement. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
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

•
Mortality rates are developed from actual and projected plan experience for the U.S. postretirement benefit plans. Our actuaries conduct an experience study every five years as part of the process to select a best estimate of mortality. We consider both standard mortality tables and improvement factors as well as the plans’ actual experience when selecting a best estimate. During 2015, we conducted a new experience study as scheduled and, as a result, updated our mortality assumptions.

•	The rate of compensation increase reflects our long-term actual experience and our projected future increases.
The sensitivities stated below are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

	October 31, 2016		2017 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(346)	$(170)	$3	$—
Decrease of 1.0%	407	202	(5)	—
Expected return on assets:
Increase of 1.0%	NA	NA	(22)	(3)
Decrease of 1.0%	NA	NA	22	3
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans.
In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we began using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, have accounted for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation. This change has resulted in a reduction of service cost of $1 million and a reduction in interest cost of $52 million compared to the prior approach. Total postretirement benefit expense for 2016 was comparable to 2015 after implementing this change in estimate.

Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, we determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based on actual loss experience and customer payment history, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of 10% to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2016, would increase or decrease by $2 million.
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
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2016 and 2015 aggregating $3.4 billion and $3.3 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
Impairment of Long-Lived and Indefinite-Lived Assets
We test long-lived assets (other than goodwill and intangible assets with indefinite lives as discussed below) or asset groups for recoverability when events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset or asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If the asset or asset group is determined to not be recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.
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
The reserve for product liability was $49 million as of October 31, 2016 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $5 million.
Environmental remediation matters
We are subject to claims by various governmental authorities related to environmental remediation matters.
With regard to environmental remediation, many factors are involved including interpretations of local, state, and federal laws and regulations, and whether wastes or other hazardous material are contaminating the surrounding land or water or have the potential to cause such contamination.
As of October 31, 2016, we have accrued $20 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
Asbestos claims
We are subject to claims related to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some claims relate to the alleged presence of asbestos in our facilities. Numerous factors including tort reform, jury awards, and the number of other solvent companies identified as co-defendants will impact the number of claims filed against us.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2016, we recognized charges for adjustments to pre-existing warranties of $77 million compared to $1 million and $55 million in 2015 and 2014, respectively.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Each subsequent quarter after a recall or campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2016 warranty expense was $17 million of charges related to new campaign issuances as well as change in estimates of previously issued campaigns, as compared to $12 million and $13 million in 2015 and 2014, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue. In 2016, we recognized net charges of $34 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes charges of $26 million related to pre-existing warranties. In 2015, we recognized a net benefit of $56 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a benefit of $54 million related to pre-existing warranties. The amounts recognized in 2014 on extended warranty contracts were not material to our Consolidated Statements of Operations. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Inventories
Inventories are valued at the lower of cost or market. Our gross used truck inventory increased to approximately $410 million at October 31, 2016 from $390 million at October 31, 2015, offset by reserves of $208 million and $110 million, respectively. The increase in used truck inventory is due, in part, to used truck receipts as a result of trades, repossessions, and end of operating lease cycles exceeding used truck sales. As a result of these market dynamics, we expect it may take several years before our used truck inventory returns to the lower targeted levels. We continue to seek alternative channels to sell our used trucks, including certain export markets, which have a lower price point as compared to our domestic channels.
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

Recently Issued Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, "Income Taxes” (Topic 740). This ASU update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Our effective date is November 1, 2020. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Our effective date for this ASU is November 1, 2019. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are in the process of completing our initial assessment of the potential impact on our consolidated financial statements and have not concluded on our adoption methodology.

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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At both October 31, 2016 and 2015, the net fair value of our liabilities with exposure to interest rate risk was $5.0 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2016 and 2015, the fair value of these liabilities would increase by $107 million and $140 million, respectively. At both October 31, 2016 and 2015, the net fair value of our assets with exposure to interest rate risk was $2.0 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2016 and 2015, the fair value of these assets would decrease by $3 million and $2 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2016 and 2015, we purchased approximately $302 million and $412 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred an additional $30 million and $41 million in 2016 and 2015, respectively, of costs. Commodity price risk associated with our derivative position at October 31, 2016 and 2015 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2016 and 2015, the net fair value of our liabilities with exposure to foreign currency risk was $283 million and $446 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $28 million and $45 million at October 31, 2016 and 2015, respectively. At October 31, 2016 and 2015, the net fair value of our assets with exposure to foreign currency risk was $206 million and $351 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $21 million and $35 million at October 31, 2016 and 2015, respectively.
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
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2016 and 2015, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Deficit, and Consolidated Statements of Cash Flows for each of the years in the three‑year period ended October 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navistar International Corporation’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 20, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
December 20, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Navistar International Corporation:

We have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Navistar International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Navistar International Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Navistar International Corporation and subsidiaries as of October, 31, 2016 and 2015, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Deficit, and Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 2016, and our report dated December 20, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
December 20, 2016

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2016	2015	2014
Sales and revenues
Sales of manufactured products, net	$7,976	$9,995	$10,653
Finance revenues	135	145	153
Sales and revenues, net	8,111	10,140	10,806
Costs and expenses
Costs of products sold	6,812	8,670	9,534
Restructuring charges	10	76	42
Asset impairment charges	27	30	183
Selling, general and administrative expenses	802	908	979
Engineering and product development costs	247	288	331
Interest expense	327	307	314
Other income, net	(76)	(30)	(12)
Total costs and expenses	8,149	10,249	11,371
Equity in income of non-consolidated affiliates	6	6	9
Loss from continuing operations before income taxes	(32)	(103)	(556)
Income tax expense	(33)	(51)	(26)
Loss from continuing operations	(65)	(154)	(582)
Income from discontinued operations, net of tax	—	3	3
Net loss	(65)	(151)	(579)
Less: Net income attributable to non-controlling interests	32	33	40
Net loss attributable to Navistar International Corporation	$(97)	$(184)	$(619)

Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(97)	$(187)	$(622)
Income from discontinued operations, net of tax	—	3	3
Net loss	$(97)	$(184)	$(619)

Earnings (loss) per share:
Basic:
Continuing operations	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.04	0.04
	$(1.19)	$(2.25)	$(7.60)

Diluted:
Continuing operations	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.04	0.04
	$(1.19)	$(2.25)	$(7.60)

Weighted average shares outstanding:
Basic	81.7	81.6	81.4
Diluted	81.7	81.6	81.4

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

(in millions)	For the Years Ended October 31,
	2016	2015	2014
Net loss	$(65)	$(151)	$(579)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	(160)	(52)
Unrealized gain on marketable securities	—	—	1
Defined benefit plans, net of tax	(46)	(178)	(388)
Total other comprehensive loss	(39)	(338)	(439)
Comprehensive loss	(104)	(489)	(1,018)
Less: Net income attributable to non-controlling interests	32	33	40
Total comprehensive loss attributable to Navistar International Corporation	$(136)	$(522)	$(1,058)

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$804	$912
Restricted cash and cash equivalents	64	—
Marketable securities	46	159
Trade and other receivables, net	276	429
Finance receivables, net	1,457	1,779
Inventories, net	944	1,135
Deferred taxes, net	—	36
Other current assets	168	170
Total current assets	3,759	4,620
Restricted cash	48	121
Trade and other receivables, net	16	13
Finance receivables, net	220	216
Investments in non-consolidated affiliates	53	66
Property and equipment, net	1,241	1,345
Goodwill	38	38
Intangible assets, net	53	57
Deferred taxes, net	161	128
Other noncurrent assets	64	45
Total assets	$5,653	$6,649
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$907	$1,108
Accounts payable	1,113	1,301
Other current liabilities	1,183	1,377
Total current liabilities	3,203	3,786
Long-term debt	3,997	4,147
Postretirement benefits liabilities	3,023	2,995
Deferred taxes, net	—	14
Other noncurrent liabilities	723	867
Total liabilities	10,946	11,809
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (86.8 shares issued and 220 shares authorized at both dates)	9	9
Additional paid-in capital	2,499	2,499
Accumulated deficit	(4,963)	(4,866)
Accumulated other comprehensive loss	(2,640)	(2,601)
Common stock held in treasury, at cost (5.2 and 5.3 shares, respectively)	(205)	(210)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,298)	(5,167)
Stockholders’ equity attributable to non-controlling interests	5	7
Total stockholders’ deficit	(5,293)	(5,160)
Total liabilities and stockholders’ deficit	$5,653	$6,649

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Cash flows from operating activities
Net loss	$(65)	$(151)	$(579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146	205	227
Depreciation of equipment leased to others	79	76	105
Deferred taxes, including change in valuation allowance	(9)	(18)	(15)
Asset impairment charges	27	30	183
Loss on sales of investments and businesses, net	2	—	—
Amortization of debt issuance costs and discount	37	37	49
Stock-based compensation	16	10	16
Provision for doubtful accounts, net of recoveries	13	(9)	20
Equity in income of non-consolidated affiliates, net of dividends	6	6	3
Write-off of debt issuance cost and discount	—	4	1
Other non-cash operating activities	(12)	(35)	(41)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	134	103	55
Finance receivables	251	(58)	(33)
Inventories	205	131	(129)
Accounts payable	(193)	(208)	84
Other assets and liabilities	(370)	(77)	(282)
Net cash provided by (used in) operating activities	267	46	(336)
Cash flows from investing activities
Purchases of marketable securities	(485)	(887)	(1,812)
Sales of marketable securities	555	1,247	1,576
Maturities of marketable securities	43	86	461
Net change in restricted cash and cash equivalents	5	42	(80)
Capital expenditures	(116)	(115)	(88)
Purchases of equipment leased to others	(132)	(83)	(189)
Proceeds from sales of property and equipment	24	22	43
Investments in non-consolidated affiliates	(2)	1	—
Proceeds from sales of affiliates	41	7	14
Acquisition of intangibles	—	(4)	—
Net cash provided by (used in) investing activities	(67)	316	(75)
Cash flows from financing activities
Proceeds from issuance of securitized debt	413	549	82
Principal payments on securitized debt	(346)	(501)	(126)
Net change in secured revolving credit facilities	(148)	(22)	173
Proceeds from issuance of non-securitized debt	222	1,212	663
Principal payments on non-securitized debt	(315)	(990)	(862)
Net change in notes and debt outstanding under revolving credit facilities	(149)	(106)	255
Principal payments under financing arrangements and capital lease obligations	(3)	(2)	(20)
Debt issuance costs	(16)	(25)	(15)
Proceeds from financed lease obligations	22	33	60
Proceeds from exercise of stock options	—	1	19
Dividends paid by subsidiaries to non-controlling interest	(34)	(36)	(50)
Other financing activities	1	(15)	—
Net cash provided by (used in) financing activities	(353)	98	179
Effect of exchange rate changes on cash and cash equivalents	45	(45)	(26)
Increase (decrease) in cash and cash equivalents	(108)	415	(258)
Cash and cash equivalents at beginning of the year	912	497	755
Cash and cash equivalents at end of the year	$804	$912	$497

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2013	$3	$9	$2,477	$(4,063)	$(1,824)	$(251)	$44	$(3,605)
Net income (loss)	—	—	—	(619)	—	—	40	(579)
Total other comprehensive loss	—	—	—	—	(439)	—	—	(439)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	—	10
Stock ownership programs	—	—	(12)	—	—	30	—	18
Equity component of convertible debt instruments, net of tax expense of $16	—	—	27	—	—	—	—	27
Equity component of repurchased convertible debt instruments, net of tax benefit of $3	—	—	(5)	—	—	—	—	(5)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(50)	(50)
Other	—	—	1	—	—	—	—	1
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(184)	—	—	33	(151)
Total other comprehensive loss	—	—	—	—	(338)	—	—	(338)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	11	—	—	—	—	11
Stock ownership programs	—	—	(11)	—	—	11	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Series D convertible junior preference stock converted to common stock	(1)	—	1	—	—	—	—	—
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	(4)	—	—	—	(23)	(27)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(97)	—	—	32	(65)
Total other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(5)	—	—	5	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(34)	(34)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Organization and Description of the Business
NIC, incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are NI and NFC. References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 15, Segment Reporting.
Our fiscal year ends on October 31. As such, all references to 2016, 2015, and 2014 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $51 million and $50 million and liabilities of $16 million and $7 million as of October 31, 2016 and 2015, respectively, including $6 million and $7 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
On May 29, 2015, we acquired Ford's remaining 25% ownership in our Blue Diamond Truck, LLC ("BDT") joint venture for $27 million. The acquisition of Ford's remaining ownership of the BDT joint venture did not have a material impact on our consolidated net loss for the year ended October 31, 2015.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $865 million and $1.1 billion as of October 31, 2016 and 2015, respectively, and liabilities of $722 million and $844 million as of October 31, 2016 and 2015, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $249 million and $235 million as of October 31, 2016 and 2015, respectively, and corresponding liabilities of $136 million and $107 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of October 31, 2016, approximately 5,400, or 82%, of our hourly workers and approximately 300, or 6%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to dealers or fleet customers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory based on historical experience and announced special programs. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to dealers.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Selected receivables are securitized and sold to public and private investors with limited recourse. Our Financial Services operations continue to service the sold receivables.
Cash and Cash Equivalents
All highly liquid financial instruments with original maturities of 90 days or less, consisting primarily of U.S. Treasury bills, federal agency securities, and commercial paper, are classified as cash equivalents.
Restricted cash is related to our securitization facilities, senior and subordinated floating rate asset-backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency ("EPA") requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities is restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.
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
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. We elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2016, 2015, and 2014, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other income, net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Sales of Trade and Finance Receivables
We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. None of our securitizations qualify for sales accounting treatment or as an off-balance sheet arrangement. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded on the sale.
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
On a limited basis, we have sold certain receivables to third party lenders, without recourse or future obligations, and generally with no gain or loss.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established through a charge to Selling, general and administrative ("SG&A") expenses. The allowance is an estimate of the amount required to absorb probable losses on trade and finance receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.
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
Notes to Consolidated Financial Statements—(Continued)

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
Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory increased to approximately $410 million at October 31, 2016 from $390 million at October 31, 2015, offset by reserves of $208 million and $110 million, respectively. During the year ended October 31, 2016, the net increase in reserves of $98 million were recorded primarily in Costs of products sold.
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
The following table presents our used truck reserve:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Balance at beginning of period	$110	$43	$17
Additions charged to expense(A)	187	117	52
Deductions/Other adjustments(B)	(89)	(50)	(26)
Balance at end of period	$208	$110	$43
_________________________

(A)	Additions charged to expense reflects the increase of the reserve for inventory on hand.

(B)	Deductions/Other adjustments include reductions of the reserve related to the sale of units and our Mexican subsidiary currency translation adjustments.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Long-lived assets are evaluated periodically to determine if an adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.
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
Included in equipment leased to others are trucks that we produced or acquired to lease to customers as well as equipment that is financed by BMO that does not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property, which are accounted for as operating leases and borrowings, respectively. In the Consolidated Statement of Cash Flows the related expenditures are reflected as the Purchases of equipment leased to others in the investing section.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Debt Issuance Costs
We amortize debt issuance costs, discounts and premiums over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record debt issuance costs, discounts and premiums associated with term debt as a direct deduction from, or addition to, the face amount of the debt. We record debt issuance costs associated with line-of-credit debt as noncurrent assets.

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
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $13 million, $26 million, and $39 million for the years ended October 31, 2016, 2015, and 2014, respectively.
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
Notes to Consolidated Financial Statements—(Continued)

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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. In 2016, we recognized additional charges for adjustments to pre-existing warranties of $77 million. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Each subsequent quarter after a recall or campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2016 warranty expense were $17 million of charges related to new campaign issuances as well as change in estimates of previously issued campaigns, as compared to $12 million and $13 million in 2015 and 2014, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Balance at beginning of period	$994	$1,197	$1,349
Costs accrued and revenues deferred(B)	186	260	354
Currency translation adjustment	3	(9)	(4)
Adjustments to pre-existing warranties(A)	77	1	55
Payments and revenues recognized(B)	(442)	(455)	(557)
Balance at end of period	818	994	1,197
Less: Current portion	396	429	535
Noncurrent accrued product warranty and deferred warranty revenue	$422	$565	$662
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

In the second quarter of 2016, we recorded a charge for adjustments to pre-existing warranties of $46 million or a charge of $0.56 per diluted share. The charge primarily relates to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. The charge increased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts. Adjustments to pre-existing warranties in 2016 include a benefit of $1 million related to our Workhorse Custom Chassis operations, which are reported in Discontinued Operations in our Consolidated Statements of Operations.
In the first quarter of 2015, we recognized a benefit for adjustments to pre-existing warranties of $57 million or a benefit of $0.70 per diluted share. In the fourth quarter of 2015, we recognized a charge for adjustments to pre-existing warranties from continuing operations of $40 million or a charge of $0.49 per diluted share. Adjustments to pre-existing warranties in 2015 include a benefit of $3 million related to our Workhorse Custom Chassis operations, which are reported in Discontinued Operations in our Consolidated Statements of Operations.
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
The impact of income taxes on the 2016, 2015, and 2014 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.

(B)
During 2016, we identified an error in amounts included in Costs accrued and revenues deferred and Payments and revenues recognized for the year ended October 31, 2015. As a result, the respective amounts were reclassified by $36 million. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.

During the third quarter of 2016, we determined that the amortization of loss reserves for Big Bore extended service contracts, which were included within Costs accrued and revenues deferred, should now be applied to Payments and revenues recognized. As a result, for the years ended October 31, 2015 and 2014 we have reclassified $34 million and $52 million, respectively, of amortization of loss reserves in order to conform to our current presentation. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $325 million, $401 million, and $437 million at October 31, 2016, 2015, and 2014, respectively. Revenue recognized under our extended warranty programs was $150 million, $154 million, and $132 million for the years ended October 31, 2016, 2015, and 2014, respectively.
In 2016, we recognized net charges of $34 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes charges of $26 million related to pre-existing warranties. In 2015, we recognized a net benefit of $56 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a benefit of $54 million related to pre-existing warranties.
In 2014, amounts recognized related to extended warranty contracts on our proprietary Big-Bore engines was not material to our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Stock-based Compensation
We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which is further described in Note 18, Stock-Based Compensation Plans. Shares are issued upon option exercise from Common stock held in treasury.
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
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of less than $1 million, $17 million, and $21 million in 2016, 2015, and 2014, respectively, which were recorded in Other income, net.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU requires the offset of all deferred tax assets and liabilities, including valuation allowances, for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount for each jurisdiction. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. We elected to early adopt the provisions of this ASU during 2016. See Note 11, Income Taxes for further discussion.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in this ASU require that debt issuance costs related to certain recognized debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. We elected to early adopt the provisions of this ASU during 2016. See Note 9, Debt for further discussion.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured at the net asset value per share practical expedient. In addition, it also limits disclosure investments for which the entity has elected to measure the fair value using the practical expedient. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. We elected to early adopt the provisions of this ASU during 2016. See Note 10, Postretirement Benefits for further discussion.
Recently Issued Accounting Standards
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes” (Topic 740). This ASU update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. Our effective date is November 1, 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Our effective date for this ASU is November 1, 2019. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are in the process of completing our initial assessment of the potential impact on our consolidated financial statements and have not concluded on our adoption methodology.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at October 31, 2016
Employee termination charges	$62	$4	$(63)	$2	$5
Lease vacancy	5	—	(4)	—	1
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(67)	$2	$7

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at October 31, 2015
Employee termination charges	$8	$68	$(11)	$(3)	$62
Lease vacancy	11	3	(8)	(1)	5
Other	1	—	(1)	1	1
Restructuring liability	$20	$71	$(20)	$(3)	$68

(in millions)	Balance at October 31, 2013	Additions	Payments	Adjustments	Balance at October 31, 2014
Employee termination charges	$15	$15	$(19)	$(3)	$8
Employee relocation costs	—	1	(1)	—	—
Lease vacancy	18	—	(8)	1	11
Other	1	2	(2)	—	1
Restructuring liability	$34	$18	$(30)	$(2)	$20
Cost-Reductions and Other Strategic Initiatives
From time to time, we have announced, and we may continue to announce, actions to control spending across the Company with targeted reductions of certain costs. We are focused on continued reductions in discretionary spending, including reductions resulting from efficiencies, and prioritizing or eliminating certain programs or projects.
Voluntary separation program and reduction-in-force actions
During 2014, we initiated new cost-reduction actions, including an enterprise-wide reduction-in-force. As a result of these actions, we recognized restructuring charges of $8 million in personnel costs for employee termination and related benefits, the majority of which was paid during 2014 and 2015.
During 2015, we initiated new cost-reduction actions, including a reduction-in-force in the U.S. and Brazil. As a result of these actions, we recognized restructuring charges of $13 million in personnel costs for employee termination and related benefits, which were primarily paid throughout 2016. We also offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a voluntary separation program ("VSP"). As a result of these actions, we recognized restructuring charges of $37 million. The restructuring charges primarily consist of personnel costs for employee termination and related benefits. In addition, we initiated new cost-reduction actions, including a reduction-in-force in Brazil. As a result of these actions, we recognized restructuring charges of $10 million in personnel costs for employee termination and related benefits, which were paid throughout 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. We appealed this ruling, but it was upheld in a July 3, 2015 decision issued by the Divisional Court of Ontario. On July 23, 2015, we filed a notice of motion for leave to appeal to the Court of Appeal for Ontario, which was perfected on August 25, 2015 through an additional filing. On December 21, 2015, the Ontario Court of Appeal denied the motion for leave to appeal. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario. Potential charges in future periods could range from $0 million to $60 million, primarily related to pension, postretirement costs and termination benefits, which are subject to governmental approval, employee negotiation, acceptance rates and the resolution of disputes related thereto. In addition, we are continuing to evaluate the impact of the ruling on prior plan administration practices, and, as a result, we recognized $2 million of charges in the second quarter and $5 million of charges in the third quarter of 2016. We do not expect material future charges. See Note 10, Postretirement benefits for further discussion.
Huntsville Facility
In February 2014, we announced plans to consolidate our mid-range engine manufacturing footprint and relocate mid-range engine production from our Huntsville, Alabama, facility ("Huntsville Facility") to our Melrose Park, Illinois facility ("Melrose Park Facility"). As a result, in the first quarter of 2014, the Truck segment recognized restructuring charges of $1 million for personnel costs related to employee terminations and $2 million for inventory reserves related to the idled production equipment at the Huntsville Facility that impacted Costs of products sold in our Consolidated Statements of Operations.
Foundry Facilities
In December 2014, we announced the closure of our Indianapolis, Indiana foundry facility; on June 30, 2015, we closed this facility; and on August 19, 2016, we sold this facility. In addition, on April 30, 2015, we sold our Waukesha, Wisconsin foundry operations. As a result, in 2014, the Truck segment recognized restructuring charges of $13 million, which are included in Restructuring charges in our Consolidated Statements of Operations. The restructuring charges consist of $2 million in personnel costs for employee termination and related benefits and $11 million of charges for pension and other postretirement contractual termination benefits. The restructuring charges relating to employee terminations were paid throughout 2015. Also in the fourth quarter of 2014, the Truck segment recognized $7 million for inventory reserves related to the foundry facilities that impacted Costs of products sold in our Consolidated Statements of Operations.
In addition, in the fourth quarter of 2014, the Truck segment recognized $7 million of charges for impairments of property and equipment. The Waukesha asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined not to be fully recoverable. We utilized the market approach to determine the fair value of the asset group.  These charges were recorded in Asset impairment charges our Consolidated Statements of Operations.
During the years ended October 31, 2016 and 2015, the Truck segment recognized charges of $2 million and $28 million, respectively, for the acceleration of depreciation of certain assets related to the foundry and engine facilities. These charges are reported within Costs of products sold in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Asset Impairments
The following table reconciles our Asset impairment charges in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Goodwill impairment charge(A)	$—	$—	$142
Intangible asset impairment charge	1	7	7
Other asset impairment charges related to continuing operations	26	23	34
Total asset impairment charges	$27	$30	$183
_________________________

(A)	For more information, see Note 7, Goodwill and Other Intangible Assets, Net.
As a result of the economic downturn in Brazil causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that the trademark asset carrying value was impaired, resulting in charges of $1 million and $3 million, for the years ended October 31, 2016 and 2015, respectively. For more information, see Note 1, Summary of Significant Accounting Policies.
During 2016, we concluded that we had triggering events related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in charges of $17 million. Included in the charges was a $3 million asset impairment related to the sale of Pure Power Technologies, LLC, a components business focused on air and fuel systems. During 2016, we also concluded that we had triggering events related to certain operating leases. As a result, the Truck segment recorded $8 million of asset impairment charges.
During 2015, we recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Global Operations segment. As a result of the continued operating losses and idled production in the asset group, we tested the indefinite-lived intangible and long-lived assets for potential impairment. As a result, we determined that $4 million of intangible assets and $3 million of certain long-lived assets were impaired.
During 2015, we concluded that we had triggering events related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in charges of $11 million. During 2015, we also concluded that we had triggering events related to certain operating leases. As a result, the Truck segment recorded $9 million of asset impairment charges.
During 2014, we concluded that we had a triggering event related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets in the Truck segment. As a result, certain amortizing intangible assets and long-lived assets were determined to be fully impaired, resulting in an impairment charge of $32 million.
All of these charges are recognized in Asset impairment charges in our Consolidated Statements of Operations.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.1 billion and $2.5 billion as of October 31, 2016 and 2015, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.7 billion and $2.0 billion as of October 31, 2016 and 2015, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

	As of October 31,
(in millions)	2016	2015
Retail portfolio	$499	$554
Wholesale portfolio	1,199	1,467
Total finance receivables	1,698	2,021
Less: Allowance for doubtful accounts	21	26
Total finance receivables, net	1,677	1,995
Less: Current portion, net(A)	1,457	1,779
Noncurrent portion, net	$220	$216
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2016, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2017	$294	$1,199	$1,493
2018	106	—	106
2019	77	—	77
2020	43	—	43
2021	14	—	14
Thereafter	3	—	3
Gross finance receivables	537	1,199	1,736
Less: Unearned finance income	38	—	38
Total finance receivables	$499	$1,199	$1,698
Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2016 and 2015, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $829 million and $1.0 billion as of October 31, 2016 and 2015, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $108 million and $96 million as of October 31, 2016 and 2015, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	As of October 31,
(in millions)	2016	2015	2014
Retail notes and finance leases revenue	$38	$48	$64
Wholesale notes interest	107	97	80
Operating lease revenue	66	63	60
Retail and wholesale accounts interest	24	33	28
Gross finance revenues	235	241	232
Less: Intercompany revenues	100	96	79
Finance revenues	$135	$145	$153
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	For the Year Ended October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	8	(2)	6	12
Charge-off of accounts	(9)	—	(3)	(12)
Other(A)	(2)	—	3	1
Allowance for doubtful accounts, at end of period	$19	$2	$28	$49

	For the Year Ended October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	6	1	—	7
Charge-off of accounts	(3)	—	(5)	(8)
Other(A)	(5)	—	(11)	(16)
Allowance for doubtful accounts, at end of period	$22	$4	$22	$48

	For the Year Ended October 31, 2014
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$37	$60
Provision for doubtful accounts, net of recoveries	13	1	10	24
Charge-off of accounts	(9)	—	(6)	(15)
Other(A)	(1)	—	(3)	(4)
Allowance for doubtful accounts, at end of period	$24	$3	$38	$65
____________________

(A)	Amounts include impact from currency translation.

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
The following table presents information regarding impaired finance receivables:

	October 31, 2016			October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$15	$—	$15	$21	$—	$21
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	8	—	8	9	—	9
Finance receivables on non-accrual status	15	—	15	21	—	21
The average balances of the impaired finance receivables in the retail portfolio were $18 million and $21 million during the years ended October 31, 2016 and 2015, respectively.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	As of October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$449	$1,198	$1,647
30-90 days past due	37	—	37
Over 90 days past due	13	1	14
Total finance receivables	$499	$1,199	$1,698
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2016	2015
Finished products	$678	$837
Work in process	46	34
Raw materials	220	264
Total inventories, net	$944	$1,135

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment, Net
The following table presents the components of Property and equipment, net in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2016	2015
Land	$89	$87
Buildings	562	493
Leasehold improvements	49	56
Machinery and equipment	2,013	2,097
Furniture, fixtures, and equipment	477	478
Equipment leased to others	525	613
Construction in progress	79	67
Total property and equipment, at cost	3,794	3,891
Less: Accumulated depreciation and amortization	2,553	2,546
Property and equipment, net	$1,241	$1,345
Certain of our property and equipment serve as collateral for borrowings. See Note 9, Debt, for description of borrowings.
Equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	As of October 31,
(in millions)	2016	2015
Equipment leased to others	$525	$613
Less: Accumulated depreciation	193	220
Equipment leased to others, net	$332	$393

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$61	$70
Less: Accumulated depreciation and amortization	38	34
Assets under financing arrangements and capital lease obligations, net	$23	$36
For the years ended October 31, 2016, 2015, and 2014, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Depreciation expense	$134	$190	$206
Depreciation of equipment leased to others	79	76	105
Amortization expense	5	5	3
Interest capitalized	3	1	—
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2016, 2015, and 2014, commitments for capital expenditures were $24 million, $17 million, and $15 million, respectively. At October 31, 2016, 2015, and 2014, liabilities related to capital expenditures that are included in accounts payable were $1 million, $2 million, and $1 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2025. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2016, 2015, and 2014 was $53 million, $57 million, and $62 million, respectively. Rental income from subleases for the years ended October 31, 2016, 2015, and 2014 was $12 million, $11 million, and $10 million, respectively.
Future minimum lease payments at October 31, 2016, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2017	$10	$52	$62
2018	10	45	55
2019	9	36	45
2020	9	33	42
2021	9	29	38
Thereafter	2	21	23
	49	$216	$265
Less: Interest portion	7
Total	$42
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
The following table presents the carrying amount of Goodwill in our Consolidated Balance Sheets for each operating segment:

(in millions)	Truck	Parts	Global Operations	Total
As of October 31, 2013	$—	$38	$146	$184
Impairments	—	—	(142)	(142)
Currency translation	—	—	(4)	(4)
As of October 31, 2014	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2015	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2016	$—	$38	$—	$38

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Our intangible assets that are not subject to amortization as of October 31, 2016 and 2015 includes trademarks in our Brazilian engine reporting unit of $21 million and $19 million, respectively. During the third quarters of 2016 and 2015, we determined that $1 million and $3 million, respectively, of the trademark asset carrying value was impaired. For more information, see Note 2, Restructuring and Impairments.
Information regarding our intangible assets that are subject to amortization is as follows:

	As of October 31, 2016
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$73	$121	$194
Accumulated amortization	(65)	(97)	(162)
Net of amortization	$8	$24	$32

	As of October 31, 2015
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$69	$89	$158
Accumulated amortization	(58)	(62)	(120)
Net of amortization	$11	$27	$38

We recorded amortization expense for our finite-lived intangible assets of $12 million, $10 million, and $18 million for the years ended October 31, 2016, 2015, and 2014, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2017	$13
2018	8
2019	4
2020	2
2021	1
Thereafter	4

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

8. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 30% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2016 and 2015.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2016	2015
Assets:
Current assets	$300	$240
Noncurrent assets	145	154
Total assets	$445	$394
Liabilities and equity:
Current liabilities	$251	$195
Noncurrent liabilities	44	35
Total liabilities	295	230
Partners' capital and stockholders' equity:
NIC	62	68
Third parties	88	96
Total partners' capital and stockholders' equity	150	164
Total liabilities and equity	$445	$394
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2016	2015	2014
Net sales	$584	$554	$527
Costs, expenses, and income tax expense	571	536	500
Net income	$13	$18	$27
We recorded sales to certain of these affiliates totaling $6 million, $7 million, and $8 million in 2016, 2015, and 2014, respectively. We also purchased $207 million, $245 million, and $219 million of products and services from certain of these affiliates in 2016, 2015, and 2014, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2016	2015
Receivables due from affiliates	$—	$1
Payables due to affiliates	22	30
As of October 31, 2016 and 2015, our share of net unfunded earnings in non-consolidated affiliates totaled $4 million and $16 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

9. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2016	2015
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $14 and $17, respectively, and unamortized debt issuance costs of $7 and $9, respectively	$1,009	$1,014
8.25% Senior Notes, due 2022, net of unamortized discount of $15 and $18, respectively, and unamortized debt issuance costs of $12 and $14, respectively	1,173	1,168
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $10 and $14, respectively, and unamortized debt issuance costs of $1 and $2, respectively	189	184
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $24 and $32, respectively, and unamortized debt issuance costs of $4 and $6, respectively	383	373
Financing arrangements and capital lease obligations	42	49
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	52	111
Other	28	43
Total Manufacturing operations debt	3,096	3,162
Less: Current portion	71	103
Net long-term Manufacturing operations debt	$3,025	$3,059

	As of October 31,
(in millions)	2016	2015
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $6 at both dates	$753	$864
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021, net of unamortized debt issuance costs of $3 and $1, respectively	861	1,062
Commercial paper, at variable rates, program matures in 2017	96	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	98	81
Total Financial Services operations debt	1,808	2,093
Less: Current portion	836	1,005
Net long-term Financial Services operations debt	$972	$1,088
Manufacturing Operations
Senior Secured Term Loan Credit Facility
In August 2012, NIC and NI signed a definitive credit agreement relating to a senior secured, term loan credit facility in an aggregate principal amount of $1.0 billion (the "Term Loan Credit Facility") and borrowed an aggregate principal amount of $1.0 billion under the Term Loan Credit Facility. The Term Loan Credit Facility required quarterly principal amortization payments of 0.25% of the aggregate principal amount, with the balance due at maturity.
The Term Loan Credit Facility is secured by a first priority security interest in certain assets of NIC, NI, and twelve of our direct and indirect subsidiaries, and contains customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default. Generally, if an event of default occurs and is not cured within any specified grace period, the administrative agent, at the request of (or with the consent of) the lenders holding not less than a majority in principal amount of the outstanding term loans, may declare the term loan to be due and payable immediately.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
As part of the refinancing, we recognized $3 million of unamortized discount costs related to the Amended Term Loan Credit Facility. The remaining $10 million of unamortized discount will be amortized through Interest expense over the life of the Senior Secured Term Loan Credit Facility. The refinancing also included the payment of underwriter and other related fees of approximately $12 million, of which $11 million was recorded in the fourth quarter of 2015 in Other income, net. The remaining fees will be amortized through Interest expense over the life of the Senior Secured Term Loan Credit Facility.
Senior Notes
In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our Senior Notes. In March 2013, we completed the sale of an additional $300 million aggregate principal amount of Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Senior Notes are senior unsecured obligations of the Company.
From the March 2013 sale of additional Senior Notes, we received net proceeds of approximately $310 million, which included an offering premium of $4 million and accrued interest of $10 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded in Other noncurrent assets and will be amortized through Interest expense. Both the offering premium and the debt issuance costs will be accreted over the life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.50%. The proceeds from the March 2013 sale of additional Senior Notes were used to make the April 2013 principal repayment on the Amended Term Loan Credit Facility.
On or after November 1, 2014, we can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.750%, 101.375%, and 100%, respectively, of the principal amount of the Senior Notes redeemed.
We were permitted under the indenture to redeem the Senior Notes at our election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the applicable premium, plus accrued and unpaid interest, to the redemption date. We did not exercise this option at any time prior to November 1, 2014.
3.00% Senior Subordinated Convertible Notes
In October 2009, we completed the sale of $570 million aggregate principal amount of 3.00% senior subordinated convertible notes ("2014 Convertible Notes"), including over-allotment options. The 2014 Convertible Notes were senior subordinated unsecured obligations of the Company.
In connection with the sale of the 2014 Convertible Notes, we purchased call options for $125 million. The call options covered 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options were intended to minimize share dilution associated with the 2014 Convertible Notes. In addition, in connection with the sale of the 2014 Convertible Notes, we also entered into separate warrant transactions whereby, we sold warrants for $87 million to sell in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

During the second quarter of 2014, we used proceeds from the private issuance of $411 million of 4.75% senior subordinated convertible notes due April 2019 ("2019 Convertible Notes"), as well as cash on-hand, to repurchase $404 million of notional amount of the 2014 Convertible Notes. We recorded a charge of $11 million related to the repurchase which was recognized in Other income, net. In conjunction with the repurchases of the 2014 Convertible Notes, call options representing 8,026,456 shares expired or were unwound by the Company and warrants representing 6,523,319 shares were unwound by the Company. On October 15, 2014, upon maturity, the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.
During the first quarter of 2015, warrants representing 1,939,376 shares were unwound by the Company, and the remaining 2,875,175 warrants expired worthless on April 10, 2015.
4.50% Senior Subordinated Convertible Notes
In October 2013, we completed the private sale of $200 million of 4.50% senior subordinated convertible notes due October 2018 ("2018 Convertible Notes"). We received proceeds of $196 million, net of $3 million of issuance costs and a $1 million issuance discount. Interest is payable on April 15 and October 15 of each year until the maturity date. The 2018 Convertible Notes are senior subordinated unsecured obligations of the Company.
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
We have the option to redeem the 2018 Convertible Notes for cash, in whole or in part, on any business day on or after October 15, 2016 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending within 10 trading days immediately prior to the Optional Redemption date. The redemption price is equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders may convert the 2018 Convertible Notes into our common stock at any time on or after April 15, 2018. Holders may also convert the 2018 Convertible Notes at their option prior to April 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after October 31, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if we exercise our Optional Redemption, as described above, after October 15, 2016, holders of the 2018 Convertible Notes will have the right to convert their 2018 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date; or (iv) upon the occurrence of specified corporate events, as more fully described in the 2018 Convertible Notes indenture. The conversion rate will initially be 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes (equivalent to an initial conversion price of approximately $58.40 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The 2018 Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, we will satisfy our conversion obligations by delivering, at our election, shares of common stock (plus cash in lieu of fractional shares), cash ("Cash Settlement"), or any combination of cash and shares of common stock ("Combination Settlement"). If we elect a Cash Settlement or a Combination Settlement, the amounts due will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading-day observation period. If a holder converts its 2018 Convertible Notes on or after April 15, 2018, and we elect physical settlement, the holder will not receive the shares of common stock into which the 2018 Convertible Notes are convertible until after the expiration of the observation period, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the 2018 Convertible Notes with cash. Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of the 2018 Convertible Notes at a price equal to 100% of the principal amount of the 2018 Convertible Notes being repurchased plus any accrued and unpaid interest.
4.75% Senior Subordinated Convertible Notes
During the second quarter of 2014, we completed the private sale of $411 million of the 2019 Convertible Notes, including a portion of the underwriter's over-allotment option. We received proceeds of $402 million, net of $9 million of issuance costs. Interest is payable on April 15 and October 15 of each year until the maturity date. The 2019 Convertible Notes are senior subordinated unsecured obligations of the Company.
In accounting for the issuance, the 2019 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2019 Convertible Notes. We estimated the fair value of the liability component at $367 million. The equity component of $44 million is recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in $8 million of debt issuance costs being recorded in Other noncurrent assets and $1 million recorded as a reduction in Additional paid in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2019 Convertible Notes.
We have the option to redeem the 2019 Convertible Notes for cash, in whole or in part, on any business day on or after April 20, 2017 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending within 10 trading days immediately prior to the date of the redemption notice ("Optional Redemption"). The redemption price is equal to 100% of the principal amount of the 2019 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Holders may convert the 2019 Convertible Notes into our common stock at any time on or after October 15, 2018. Holders may also convert the 2019 Convertible Notes at their option prior to October 15, 2018, under the following circumstances: (i) during any fiscal quarter (and only during that fiscal quarter) commencing after April 30, 2014, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; (iii) if we exercise our Optional Redemption, as described above, after October 15, 2018, holders of the 2019 Convertible Notes will have the right to convert their 2019 Convertible Notes at any time prior to the close of business on the business day preceding the redemption date, or; (iv) upon the occurrence of specified corporate events, as more fully described in the 2019 Convertible Notes indenture. The conversion rate will initially be 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $54.07 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The 2019 Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, we will satisfy our conversion obligations by delivering, at our election, shares of common stock (plus cash in lieu of fractional shares), a Cash Settlement, or a Combination Settlement. If we elect a Cash Settlement or a Combination Settlement, the amounts due will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading-day observation period. If a holder converts its 2019 Convertible Notes on or after October 15, 2018, and we elect physical settlement, the holder will not receive the shares of common stock into which the 2019 Convertible Notes are convertible until after the expiration of the observation period, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the 2019 Convertible Notes with cash. Subject to certain exceptions, holders may require us to repurchase, for cash, all or part of the 2019 Convertible Notes at a price equal to 100% of the principal amount of the 2019 Convertible Notes being repurchased plus any accrued and unpaid interest.
Financing Arrangements and Capital Lease Obligations
Included in our financing arrangements and capital lease obligations are financing arrangements of $37 million and $43 million as of October 31, 2016 and 2015, respectively. In addition, the amount of financing arrangements and capital lease obligations includes $5 million and $6 million of capital leases for real estate and equipment as of October 31, 2016 and 2015, respectively.
In January 2012, we began leasing an existing manufacturing facility in Cherokee, Alabama and purchased certain machinery and equipment within that facility. In relation to the machinery and equipment, we entered into a $40 million promissory note with the lessor. This amount is payable in monthly installments over a 10-year term, in conjunction with the lease of the facility. We recorded the machinery and equipment, and the associated liability, at the relative fair value of $58 million.
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of our headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by NI. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.50% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As we do not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as we did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As we make qualifying capital expenditures and are reimbursed by the Trust, we report the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2016, none of the $225 million remains to be reimbursed under the Tax Exempt Bonds.
Promissory Note
In September 2011, NI entered into a $40 million floating rate promissory note with Caterpillar (the "Promissory Note"), under which the principal amount will be repaid over a 4 year term in 16 quarterly installments. The floating interest rate for the Promissory Note will be computed based on LIBOR plus 2.75% over the term of the note. In September 2015, NI fully repaid the remaining balance of the Promissory Note.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by BMO, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2021 with interest rates ranging from 4.10% to 12.52%.
Amended and Restated Asset-Based Credit Facility
In August 2012, NI entered into an amended and restated asset-based credit agreement in an aggregate principal amount of $175 million (the "Amended and Restated Asset-Based Credit Facility"). The borrowing base of the facility was secured by a first priority security interest in NI's aftermarket parts inventory that is stored at certain parts distribution centers, storage facilities and third-party processor or logistics provider locations. In April 2013, the Amended and Restated Asset-Based Credit Facility was amended to include used truck inventory in the borrowing base.
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
On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to: (i) permit the incurrence of up to $352.5 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility, the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility, which remains at $175 million. As of October 31, 2016 and 2015, we had no borrowings under the Amended and Restated Asset-Based Credit Facility. The availability under our $175 million Amended and Restated Asset-Based Credit Facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2016, we had limited availability to borrow under the Amended and Restated Asset-Based Credit Facility.
Financial Services Operations
Asset-backed Debt
In October 2015, the maximum capacity of the VFN was reduced from $500 million to $375 million. In February 2016, the VFN was increased from $375 million to $500 million. In November 2016, the maturity date of the VFN facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. The VFN facility is secured by assets of the wholesale note owner trust.
In November 2014, NFC completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $200 million of investor notes that matured in January 2015. Also in November 2014, the wholesale note owner trust was amended to reduce customer concentration restrictions.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In July 2015, NFC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust, of which $240 million were sold to initial purchasers. Proceeds were used, in part, to replace the $250 million of investor notes that matured in September 2015.
In October 2016, NFC issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in October 2016.
Our Mexican financial services affiliate, NFM, issues secured notes, denominated in pesos, which are secured by retail finance receivables. The aggregate balance of these notes at October 31, 2016, was $82 million, net of issuance costs, and matures at various dates through February 2022.
In May 2014, TRAC, our consolidated SPE, entered into a one-year revolving facility to fund up to $100 million. In May 2015, this facility was renewed to May 2016. In April 2016, this facility was renewed to April 2017. In December 2016, this facility was renewed to October 2017. Borrowings under this facility are secured by eligible retail accounts receivable.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt was $1.1 billion and $1.3 billion as of October 31, 2016 and 2015, respectively. See Note 3, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.
Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extends the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. The borrowings on the revolving portion of the facility totaled $239 million as of October 31, 2016. The balance of the term loan portion of the facility was $211 million as of October 31, 2016. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2016, borrowings outstanding under these arrangements were $411 million, of which 37% is denominated in dollars and 63% in pesos. As of October 31, 2015, borrowings outstanding under these arrangements were $435 million, of which 54% is denominated in dollars and 46% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
In the years ended October 31, 2016, 2015, and 2014, NFC paid cash dividends and returned capital to NI of $220 million, $125 million, and $30 million, respectively. These payments are subject to the restricted payment covenants set forth in the NFC bank credit facility.
Commercial Paper
Effective December 2014, our Mexican financial services operation entered into a two-year commercial paper program for up to P$1.8 billion (the equivalent of approximately US$96 million at October 31, 2016). This program replaced the program that matured in August 2015.
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. For the years ended October 31, 2016 and 2015, ITLC issued new borrowings of $41 million and $59 million, respectively. The balance of these secured borrowings issued by ITLC totaled $98 million and $81 million as of October 31, 2016 and 2015, respectively. The carrying amount of assets used as collateral was $119 million and $99 million as of October 31, 2016 and 2015, respectively. ITLC does not have any unsecured debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2016, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2017	$71	$836	$907
2018	242	799	1,041
2019	432	148	580
2020	1,008	29	1,037
2021	9	4	13
Thereafter	1,426	1	1,427
Total debt	3,188	1,817	5,005
Less: Unamortized discount and unamortized debt issuance costs	92	9	101
Net debt	$3,096	$1,808	$4,904
Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Senior Secured Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2018 Convertible Notes and 2019 Convertible Notes (together, the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which we would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of our assets. As of October 31, 2016, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or NI, before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or NI must make payments to NFC to achieve the required ratio. During the years ended October 31, 2016, 2015, and 2014, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2016, we were in compliance with those covenants.
In the fourth quarter of 2016, we elected to early adopt the provisions of ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to recognized debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. At our election, and as permitted in ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, the unamortized debt issuance costs associated with our line-of-credit arrangements are primarily included in Other noncurrent assets in the Consolidated Balance Sheets. The guidance, which required retrospective application, resulted in recording $38 million and a reclassification of $43 million of debt issuance costs as of October 31, 2016 and 2015, respectively.

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
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2016	2015	2016	2015
Change in benefit obligations
Benefit obligations at beginning of year	$3,979	$4,041	$1,887	$1,957
Service cost	9	13	5	6
Interest on obligations	118	142	58	71
Actuarial loss (gain)	225	146	(138)	(34)
Contractual termination benefits	3	(1)	4	(1)
Currency translation	(7)	(53)	—	—
Plan participants' contributions	—	—	34	31
Subsidy receipts	—	—	37	40
Benefits paid	(300)	(309)	(179)	(183)
Benefit obligations at end of year	$4,027	$3,979	$1,708	$1,887
Change in plan assets
Fair value of plan assets at beginning of year	$2,422	$2,627	$369	$415
Actual return on plan assets	79	27	3	3
Currency translation	(6)	(51)	—	—
Employer contributions	100	113	2	2
Benefits paid	(285)	(294)	(41)	(51)
Fair value of plan assets at end of year	$2,310	$2,422	$333	$369
Funded status at year end	$(1,717)	$(1,557)	$(1,375)	$(1,518)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2016	2015	2016	2015
Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent asset	$6	$13	$—	$—
Current liability	(17)	(15)	(58)	(78)
Noncurrent liability	(1,706)	(1,555)	(1,317)	(1,440)
Net liability recognized	$(1,717)	$(1,557)	$(1,375)	$(1,518)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,442	$2,234	$472	$618
Net prior service benefit	—	—	—	(1)
Net amount recognized	$2,442	$2,234	$472	$617
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4.0 billion at both October 31, 2016 and 2015.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit at October 31, 2016 is net of $548 million of deferred taxes related to our postretirement benefit plans.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	As of October 31,
(in millions)	2016	2015
Projected benefit obligations	$3,946	$3,631
Accumulated benefit obligations	3,934	3,612
Fair value of plan assets	2,224	2,061
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2016, we have met all regulatory funding requirements. In 2016, we contributed $100 million to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $110 million to our pension plans during 2017.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. In 2016, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2017.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $15 million for both 2016 and 2015, are included within the amount of Benefits paid in the Change in benefit obligation section above, but are not included in the Change in plan assets section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under Change in benefit obligation and Change in plan assets of $66 million and $61 million for 2016 and 2015, respectively.
Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss
The components of our postretirement benefits expense included in our Consolidated Statements of Operations consist of the following:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Pension expense	$82	$69	$106
Health and life insurance expense	71	81	54
Total postretirement benefits expense	$153	$150	$160

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2016	2015	2014	2016	2015	2014
Service cost for benefits earned during the period	$9	$13	$12	$5	$6	$5
Interest on obligation	118	142	158	58	71	68
Amortization of cumulative loss	104	97	94	31	39	16
Amortization of prior service cost (benefit)	—	1	—	(1)	(4)	(4)
Contractual termination benefits	3	(1)	23	4	(1)	2
Premiums on pension insurance	15	11	12	—	—	—
Expected return on assets	(167)	(194)	(193)	(26)	(30)	(33)
Net periodic benefit expense	$82	$69	$106	$71	$81	$54
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$313	$312	$164	$(115)	$(7)	$326
Amortization of cumulative loss	(104)	(97)	(94)	(31)	(39)	(16)
Amortization of prior service benefit (cost)	—	(1)	—	1	4	4
Currency translation	(1)	—	1	—	—	—
Total recognized in other comprehensive loss (income)	$208	$214	$71	$(145)	$(42)	$314
Total net postretirement benefits expense and other comprehensive loss (income)	$290	$283	$177	$(74)	$39	$368
In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we began using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of service and interest costs. Interest on the obligation as reported above is $36 million and $17 million lower in the year ended October 31, 2016 for pension and for health and life insurance, respectively, as a result of using the spot rate approach compared to the historical approach.
In the second quarter of 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario related to the 2011 closure of our Chatham, Ontario plant. As a result of an administration review ordered in conjunction with the partial wind-up, we recognized $2 million of contractual termination charges in the second quarter and $5 million of contractual termination charges in the third quarter of 2016.
In the fourth quarter of 2014, we recognized contractual termination charges of $11 million related to our Indianapolis, Indiana foundry facility and our Waukesha, Wisconsin foundry operations. See Note 2, Restructurings and Impairments for further discussion.
Based on a ruling received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized contractual termination charges of $14 million related to the 2011 closure of our Chatham, Ontario plant. These charges were in addition to the previous curtailment and contractual termination charges recognized in the third quarter of 2011. See Note 2, Restructurings and Impairments for further discussion.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$—
Amortization of cumulative losses	117	23
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2016 and 2015 were:

	Pension Benefits		Health and Life Insurance Benefits
	2016	2015	2016	2015
Discount rate used to determine present value of benefit obligation at end of year	3.5%	4.0%	3.5%	4.1%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2016, 2015, and 2014 were:

	Pension Benefits			Health and Life Insurance Benefits
	2016	2015	2014	2016	2015	2014
Discount rate used to determine service cost	4.5%	3.7%	4.1%	4.6%	3.7%	4.1%
Discount rate used to determine interest cost	3.1%	3.7%	4.1%	3.3%	3.7%	4.1%
Expected long-term rate of return on plan assets	7.5%	7.8%	7.8%	7.5%	7.8%	7.8%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 33,000), the trend assumptions are based upon both our specific trends and nationally expected trends.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 88% of our other postretirement benefit obligation, is projected to be 9.0% in 2017 and was estimated as 8.2% for 2016. Our projections assume that the rate will decrease to 5% by the year 2022 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$12	$(10)
Effect on postretirement benefit obligation	205	(159)
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

In the fourth quarter of 2016, we elected to early adopt the provisions of ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured at the net asset value per share practical expedient. In addition, it also limits disclosure investments for which the entity has elected to measure the fair value using the practical expedient. The guidance, which required retrospective application, resulted in the reclassification of $301 million and $188 million of Pension Plan Assets and $56 million and $42 million of Other Postretirement Benefit Plan Assets from Level 3 categorization as of October 31, 2016 and 2015, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Pension Assets
The fair value of the pension plan assets by category is summarized below:

	As of October 31, 2016					As of October 31, 2015
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$76	$—	$—	$—	$76	$126	$—	$—	$—	$126
Equity
U.S. Large Cap	—	—	—	—	—	209	—	—	—	209
U.S. Small-Mid Cap	—	—	—	—	—	253	—	—	—	253
Canadian	—	—	—	—	—	30	—	—	—	30
International	—	—	—	—	—	216	—	—	—	216
Emerging Markets	—	—	—	—	—	77	—	—	—	77
Equity derivative	—	—	—	—	—	—	—	—	—	—
Fixed Income
Corporate and Government Bonds	—	—	—	—	—	—	792	—	—	792
Asset Backed Securities	—	—	—	—	—	—	7	—	—	7
Collective Trusts and Other
U.S. Equity	294	—	—	—	294	—	—	—	—	—
Canadian Equity	29	—	—	—	29	—	—	—	—	—
International Equity	291	—	—	—	291	—	—	—	—	—
Global Equity	227	—	—	—	227	—	—	—	—	—
Fixed Income - Long Duration Credit	—	530	—	—	530	—	—	—	—	—
Fixed Income - High Yield	—	204	—	—	204	—	—	—	—	—
Fixed Income - Canadian Bond	—	203	—	—	203	—	—	—	—	—
Global Real Estate	—	141	—	—	141	—	—	—	—	—
Global Infrastructure	—	—	—	14	14	—	—	—	—	—
Common and Preferred Stock	—	—	—	—	—	—	449	—	—	449
Commodities	—	—	—	—	—	—	21	—	—	21
Hedge Fund of Funds	—	—	—	230	230	—	—	—	109	109
Private Equity	—	—	—	57	57	—	—	—	79	79
Exchange Traded Funds	—	—	—	—	—	6	—	—	—	6
Mutual Funds	—	—	—	—	—	29	—	—	—	29
Real Estate	—	—	1	—	1	—	—	1	—	1
Total(A)	$917	$1,078	$1	$301	$2,297	$946	$1,269	$1	$188	$2,404
___________________

(A)
In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2016 and 2015, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
The fair value of other postretirement benefit plan assets by category is summarized below:

	As of October 31, 2016					As of October 31, 2015
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$19	$—	$—	$—	$19	$29	$—	$—	$—	$29
Equity
U.S. Large Cap	—	—	—	—	—	25	—	—	—	25
U.S. Small-Mid Cap	—	—	—	—	—	42	—	—	—	42
International	—	—	—	—	—	53	—	—	—	53
Emerging Markets	—	—	—	—	—	14	—	—	—	14
Fixed Income
Corporate and Government Bonds	—	80	—	—	80	—	100	—	—	100
Asset Backed Securities	—	—	—	—	—	—	3	—	—	3
Collective Trusts and Other
U.S. Equity	66	—	—	—	66	—	—	—	—	—
International Equity	71	—	—	—	71	—	—	—	—	—
Fixed Income - Multi-Asset Credit	—	41	—	—	41	—	—	—	—	—
Common Stock	—	—	—	—	—	—	59	—	—	59
Commodities	—	—	—	—	—	—	1	—	—	1
Hedge Fund of Funds	—	—	—	42	42	—	—	—	22	22
Private Equity	—	—	—	14	14	—	—	—	20	20
Total	$156	$121	$—	$56	$333	$163	$163	$—	$42	$368
The investment strategy of the postretirement pension plans (the "Plans") is based on many factors including broad economic factors, historical and prospective information regarding capital market performance, investment strategies available to an asset pool of this size, the current regulatory environment, the Plans’ liabilities and the expected interaction between assets and liabilities. The primary objective of the strategy is to manage assets in such a way that will allow the eventual satisfaction of obligations to the Plans’ participants and beneficiaries. To meet the primary objective the portfolios will be structured to provide liquidity to meet the Plans’ benefit payment obligations and administration expenses, offer a reasonable probability of achieving growth in assets that will assist in closing the Plans’ funding gap and enable the Plans to satisfy their liabilities.
Given the relationship between risk and return a moderately aggressive risk profile was implemented. Primary emphasis is to strike a balance between portfolio stability and portfolio appreciation.
In line with the Plans' return objectives and risk parameters, target asset allocations, which were established following a 2015 asset liability study, are approximately 70% return-seeking assets and 30% liability-hedging assets. The return-seeking assets include long only equities (both active and passive, domestic and international, across the capitalization range) to capture long-term growth opportunities, hedge fund of funds to diversify the equity beta, return seeking credit (including high yield debt, emerging market debt and bank loans) to provide a meaningful level of absolute return and diversify equity beta, global real estate to diversify the equity beta and private equity. The liability-hedging assets are invested in high-quality, investment grade bonds with durations that approximate the durations of the liabilities. The objective of the liability hedging assets is to dampen the Plans’ surplus volatility.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2017 through 2021 and the five years ending October 31, 2026 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2017	$306	$100
2018	293	105
2019	287	111
2020	281	111
2021	273	112
2022 through 2026	1,252	532
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $29 million in both 2016 and 2015 and $27 million in 2014.
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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 14, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Income Taxes
The following table presents the domestic and foreign components of Loss from continuing operations before income taxes in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Domestic	$(95)	$(215)	$(398)
Foreign	63	112	(158)
Loss from continuing operations before income taxes	$(32)	$(103)	$(556)
The following table presents the components of Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Current:
Federal	$(1)	$(2)	$—
State and local	(4)	(1)	7
Foreign	(36)	(64)	(48)
Total current expense	$(41)	$(67)	$(41)
Deferred:
Federal	13	2	13
State and local	(1)	—	—
Foreign	(4)	14	2
Total deferred benefit	$8	$16	$15
Total income tax expense	$(33)	$(51)	$(26)
The following table presents a reconciliation of statutory federal income tax benefit (expense) recorded in Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Federal income tax benefit at the statutory rate of 35%	$11	$36	$195
State income taxes, net of federal benefit	(3)	—	(4)
Credits and incentives	3	4	(5)
Adjustments to valuation allowances	(132)	(41)	(234)
Foreign operations	53	(48)	(31)
Unremitted foreign earnings	37	(31)	(6)
Adjustments to uncertain tax positions	(10)	(1)	15
Income tax related to equity components	—	—	13
Non-controlling interest adjustment	11	11	14
Other	(3)	19	17
Recorded income tax expense	$(33)	$(51)	$(26)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
In the second quarter of 2014, in accordance with the intraperiod tax allocation rules, we recorded an income tax benefit of $13 million in Income tax expense related to continuing operations, and an offsetting reduction in Additional paid in capital, which resulted from the issuance and repurchase of convertible notes. For more information, see Note 9, Debt.
For the year ended October 31, 2016 and 2015, we incurred additional losses in the U.S. and certain foreign jurisdictions and recognized income tax expense of $132 million and $41 million, respectively, for the increase in the valuation allowance on our deferred tax assets generated during the period. During the second quarter of 2014, we recorded an income tax expense of $29 million to establish the valuation allowance for Brazil deferred tax assets. In the fourth quarter of 2014, we recorded an offsetting benefit of $16 million to reflect a tax law change in Brazil that allowed utilization of a portion of the net operating loss carryforwards to satisfy other taxes.
At October 31, 2016, undistributed earnings of foreign subsidiaries were $551 million. At October 31, 2016 and 2015 we had recorded deferred tax liabilities of less than $1 million and $37 million, respectively, for unremitted earnings from certain Mexico subsidiaries. Domestic income taxes have not been provided on the remaining undistributed earnings because they are either considered to be permanently invested in foreign subsidiaries or are expected to be repatriated without incremental U.S. tax. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for foreign earnings deemed to be permanently reinvested.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the components of the deferred tax asset (liability):

	As of October 31,
(in millions)	2016	2015
Deferred tax assets attributable to:
Employee benefits liabilities	$1,274	$1,253
Net operating loss ("NOL") carryforwards	1,324	1,161
Product liability and warranty accruals	362	419
Research and development	172	135
Tax credit carryforwards	262	266
Other	232	239
Gross deferred tax assets	3,626	3,473
Less: Valuation allowances	3,434	3,260
Net deferred tax assets	$192	$213
Deferred tax liabilities attributable to:
Unremitted foreign earnings	$—	$(37)
Other	(31)	(26)
Total deferred tax liabilities	$(31)	$(63)
At October 31, 2016, deferred tax assets attributable to NOL carryforwards include $945 million attributable to U.S. federal NOL carryforwards, $150 million attributable to state NOL carryforwards, and $229 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2017 to 2036. Approximately one third of our foreign net operating losses will expire, beginning in 2028, while the majority of the remaining balance has no expiration date.
There are $63 million of NOL carryforwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2019 to 2036. AMT credits can be carried forward indefinitely.
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
For the year ended October 31, 2016, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We have concluded that the valuation allowance on our U.S. deferred AMT credits is no longer necessary due to the enactment of the PATH Act of 2015. This partial valuation allowance release resulted in an income tax benefit of $13 million which was recorded in the first quarter of 2016. We incurred additional domestic losses from continuing operations for the years ended October 31, 2016, 2015, and 2014, resulting in objective negative evidence of cumulative losses that outweighs the subjective positive evidence. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets as of October 31, 2016.
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
The total deferred tax asset valuation allowances were $3.4 billion and $3.3 billion at October 31, 2016 and 2015, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2016, the amount of liability for uncertain tax positions was $50 million. The liability at October 31, 2016 has a recorded offsetting tax benefit associated with various issues that total $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions are summarized as follows:

(in millions)	For the Year Ended October 31, 2016
Liability for uncertain tax positions at November 1	$41
Increase as a result of positions taken in prior periods	9
Decrease as a result of foreign currency translation adjustments	—
Settlements	—
Liability for uncertain tax positions at October 31	$50
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million and $1 million for the years ended October 31, 2016 and 2015, respectively, and an income tax benefit of $4 million for the year ended October 31, 2014. The total interest and penalties accrued were $8 million for both of the years ended October 31, 2016 and 2015.
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
Notes to Consolidated Financial Statements—(Continued)

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
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of October 31, 2016				As of October 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$6	$—	$—	$6	$53	$—	$—	$53
Other	40	—	—	40	106	—	—	106
Derivative financial instruments:
Commodity forward contracts(A)	—	2	—	2	—	—	—	—
Foreign currency contracts(A)	—	—	—	—	—	1	—	1
Interest rate caps(B)	—	1	—	1	—	—	—	—
Total assets	$46	$3	$—	$49	$159	$1	$—	$160
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$—	$—	$—	$—	$2	$—	$2
Foreign currency contracts(C)	—	—	—	—	—	2	—	2
Guarantees	—	—	23	23	—	—	10	10
Total liabilities	$—	$—	$23	$23	$—	$4	$10	$14
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2016	October 31, 2015
Guarantees, at beginning of period	$(10)	$(8)
Transfers out of Level 3	—	—
Issuances	(17)	(5)
Settlements	4	3
Guarantees, at end of period	$(23)	$(10)
Change in unrealized gains on assets (liabilities) still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2016	October 31, 2015
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$15	$21
Specific loss reserve	(8)	(9)
Fair value	$7	$12
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

In the second quarter of 2014, for the purpose of impairment evaluation we measured the implied fair value of our Brazilian engine reporting unit's goodwill and the fair value of an indefinite-lived intangible asset, a trademark. Our Brazilian engine reporting unit's goodwill was determined to be fully impaired and resulted in a non-cash charge of $142 million. In addition, the related trademark, with a carrying value of $43 million was determined to be impaired and a non-cash charge of $7 million was recognized. The impairment charges were included in Asset impairment charges in our Consolidated Statements of Operations. We utilized the income approach to determine the fair value of these Level 3 assets. For more information, see Note 7, Goodwill and Other Intangible Assets, Net.
In addition, in 2014, the Truck segment recorded asset impairment charges of $33 million, which were primarily related to potential sales of assets requiring assessment of impairment for certain intangible and long-lived assets, reflecting our ongoing evaluation of our portfolio of assets to validate their strategic and financial fit. These charges were included in Asset impairment charges in our Consolidated Statements of Operations. We utilized the market approach to determine the fair values of these Level 2 and Level 3 assets.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$151
Notes receivable	—	—	1	1	1
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,037	1,037	1,009
8.25% Senior Notes, due 2022	1,180	—	—	1,180	1,173
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	189	189	189
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	382	382	383
Financing arrangements	—	—	17	17	37
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	220
Financed lease obligations	—	—	52	52	52
Other	—	—	26	26	28
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	754	754	753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021	—	—	851	851	861
Commercial paper, at variable rates, program matures in 2017	96	—	—	96	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	98	98	98

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2015
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$170	$170	$166
Notes receivable	—	—	3	3	3
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,014	1,014	1,014
8.25% Senior Notes, due 2022	998	—	—	998	1,168
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	148	148	184
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	289	289	373
Financing arrangements	—	—	17	17	43
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	220
Financed lease obligations	—	—	111	111	111
Other	—	—	45	45	43
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	865	865	864
Bank credit facilities, at fixed and variable rates, due dates from 2016 through 2020	—	—	1,048	1,048	1,062
Commercial paper, at variable rates, program matures in 2017	86	—	—	86	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2020	—	—	80	80	81
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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2016, 2015, and 2014. None of our derivatives qualified for hedge accounting treatment during the years ended October 31, 2016, 2015, and 2014.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The majority of our derivative contracts are transacted under International Swaps and Derivatives Association master agreements. Each agreement permits the net settlement of amounts owed in the event of default or certain other termination events. For derivative financial instruments, we have elected not to offset derivative positions in the balance sheet with the same counterparty under the same agreement. Collateral is generally not required to be provided by our counter-parties for derivative contracts. However, certain of our derivative contracts contain provisions that require us to provide collateral if certain loss thresholds are exceeded. Collateral of less than $1 million and $1 million was provided as of October 31, 2016 and 2015, respectively. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those assets that have been recorded, but have not yet been received in cash. At October 31, 2016 and 2015, our exposure to the credit risk of others was $3 million and $1 million, respectively.

The following table presents the location and amount of (gain) loss recognized in our Consolidated Statements of Operations related to derivatives:

		For the Years Ended October 31,
(in millions)	Location in Consolidated Statements of Operations	2016	2015	2014
Interest rate caps	Interest expense	$—	$1	$1
Cross currency swaps	Other income, net	—	2	3
Foreign currency contracts	Other income, net	—	(9)	(1)
Commodity forward contracts	Costs of products sold	(1)	12	1
Total (gain) loss		$(1)	$6	$4
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
The following table presents the outstanding foreign currency contracts:

(in millions)	Currency	Notional Amount		Maturity
As of October 31, 2016
Forward exchange contract	EUR		€4	November 2016 - January 2017(A)
Forward exchange contract	MXN	₱	1,064	November 2016 - January 2017(B)
As of October 31, 2015
Forward exchange contract	EUR		€30	November 2015 - October 2016(C)
Forward exchange contract	CAD	C$	25	November 2015
Forward exchange contract	MXN	₱	1,270	November 2015
_________________________
(A) Forward exchange contracts of €1 million matured in November 2016, €1 million mature in December 2016, and €2 million mature in January 2017.
(B)     Forward exchange contracts of ₱404 million matured in November 2016 and ₱660 million mature in January 2017.
(C)    Forward exchange contracts of €2 million settled in November 2015, €3 million matured in November 2015, €3 million matured in December 2015, €4 million matured in January 2016, and €2 million matured each month from February 2016 through October 2016.
Commodity Forward Contracts
During 2016 and 2015, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel and steel. As of October 31, 2016, we had outstanding diesel fuel contracts with aggregate notional values of $4 million and outstanding steel contracts with aggregate notional values of $8 million. The commodity forward contracts have various maturity dates through March 31, 2017. As of October 31, 2015, we had outstanding diesel fuel contracts with aggregate notional values of $24 million and outstanding steel contracts with aggregate notional values of $6 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Interest-Rate Contracts
From time to time, we enter into various interest-rate contracts, interest rate caps, and cross currency swaps. As of both October 31, 2016 and 2015, there were no outstanding cross currency swaps. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. Our Mexican financial services operation uses interest rate caps and cross currency swaps to protect against the potential of rising interest rates as required by the terms of its variable-rate asset-backed securities, and fluctuations in the value of the peso, as required under our Mexican bank credit facilities. As of October 31, 2016 and 2015, the notional amount of our outstanding interest rate caps at our Mexican financial services operation was $156 million and $108 million, respectively.
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. as part of General Electric’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital was, and now BMO is, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.4 billion of outstanding loan principal and operating lease payments receivable at October 31, 2016 and 2015, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion and $2.3 billion at October 31, 2016 and 2015, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $48 million and $102 million and financed lease obligations of $51 million and $110 million, in our Consolidated Balance Sheets as of October 31, 2016 and 2015, respectively.
We also have issued a limited number of residual value guarantees, for which losses are generally capped, in connection with various leases. If substantial risk of loss has not transferred, we account for these arrangements as operating leases and revenue is recognized straight-line over the term of the lease. If substantial risk of loss has transferred, revenue is recognized upon sale and the amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2016, the amount of stand-by letters of credit and surety bonds was $88 million.
In addition, as of October 31, 2016, we have entered into various purchase commitments of $22 million and contracts that have cancellation fees of $52 million with various expiration dates through 2021.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2016. The majority of these accrued liabilities are expected to be paid subsequent to 2017.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In October 2013, the Company filed a Motion to Dismiss the Profit Sharing Complaint and to compel the Committee to comply with the dispute resolution procedures set forth in the Supplemental Benefit Trust Profit Sharing Plan. In March 2014, the Court denied the Company's Motion to Dismiss and ruled, among other things, that the Company waived its right to compel the Committee to comply with the dispute resolution provisions set forth in the Supplemental Benefit Trust Profit Sharing Plan. In April 2014, the Company appealed the Court's refusal to compel the Committee to comply with the dispute resolution process to the Court of Appeals for the 6th Circuit. The Company also filed a motion with the Court to stay all proceedings pending the appeal. In May 2014, the Court granted the motion to stay all proceedings, including discovery, pending the appeal. In March 2015, the 6th Circuit Court of Appeals remanded the case to the Court with instructions that the Committee’s claims in the Profit Sharing Complaint be arbitrated. In May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process has commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration.
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
Retiree Health Care Litigation
On October 21, 2016, two lawsuits were filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The first lawsuit (the “Committee’s Complaint”) was filed by the Supplemental Benefit Program Committee, which pursuant to the 1993 Settlement Agreement is composed of individuals not appointed by NI or NIC and is the Committee. The Committee’s Complaint was filed against NIC, NI, NFC and a former affiliate (collectively, the “Defendants”), all of which are parties to the 1993 Settlement Agreement.  Since January 1, 2012, the Navistar, Inc. Retiree Health Benefit Trust, created pursuant to the 1993 Settlement Agreement (the “Base Trust”), has received certain Medicare Part D subsidies from the federal Centers for Medicare and Medicaid Services that were made available for prescription drug benefits provided to Medicare-eligible seniors pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and has also received certain Medicare Part D coverage-gap discounts from prescription drug manufacturers that were made available to eligible seniors pursuant to the Patient Protection and Affordable Care Act (collectively, the “Subsidies”). The Committee alleges, among other things, that the Defendants breached the 1993 Settlement Agreement since January 1, 2012 by causing the Base Trust to allocate the Subsidies in a manner that improperly decreased the Defendants’ contributions to the Base Trust and increased retiree contributions. The Committee seeks damages, attorneys’ fees and costs for all alleged violations of the 1993 Settlement Agreement, including approximately $26 million, which the Committee alleges is the eligible retirees’ “fair share” of the Subsidies that were allegedly misappropriated by the Defendants from January, 2012 through April, 2015.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The second lawsuit was filed by two individual members of the Committee (the “Committee Members”) who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement.  The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement.  The Committee Members allege, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under the ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of the Subsidies) for the Company’s benefit. The Committee Members request that the court order Defendants to restore all losses to the Base Trust, including approximately $26 million, which the Committee Members allege is the Plan participants’ “fair share” of the Subsidies that were allegedly misappropriated by the Defendants from January 2012 through April 2015.  The Committee Members also request that the court enjoin the defendants from alleged future violations of the Plan and ERISA with respect to treatment of the Subsidies, order the Defendants to remedy all alleged ERISA-prohibited transactions and pay the Committee Members’ attorneys’ fees and costs.
The Defendants' responses to each complaint are due in January 2017.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
FATMA Notice
International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at October 31, 2016), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at October 31, 2016). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney. On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA has not yet been served with the action.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against NIC, NI, Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, six additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The N&C court denied certification to persons who operated but did not buy the trucks in question. There are no court dates scheduled in any of the other Canadian Actions at this time.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against NI in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, the Northern District of Alabama, and the District of New Jersey (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both NIC and NI, and allege matters substantially similar to the Canadian Actions. More specifically, the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine. In substance, the EGR Class Actions allege that the MaxxForce Advanced EGR engines are defective and that the Company and NI failed to disclose and correct the alleged defect. The EGR Class Actions assert claims based on theories of contract, breach of warranty, consumer fraud, unfair competition, misrepresentation and negligence. The EGR Class Actions seek relief in the form of monetary damages, punitive damages, declaratory relief, interest, fees, and costs.
On October 3, 2014, NIC and NI filed a motion before the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") seeking to transfer and consolidate before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the then-pending U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits pending in various federal district courts.
On December 17, 2014, Navistar's motion to consolidate the U.S. Actions and certain other non-class action lawsuits was granted. The MDL Panel issued an order consolidating all of the U.S. Actions that were pending on the date of Navistar’s motion before Judge Gottschall in the United States District Court for the Northern District of Illinois (the "MDL Action"). The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. For putative class action EGR warranty lawsuits filed subsequent to Navistar’s original motion, we continue to request that the MDL Panel similarly transfer and consolidate these U.S. Actions.
At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015. On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017, date for plaintiffs’ class certification motion. On September 22, 2016, lead counsel for the plaintiffs filed a First Amended Consolidated Class Action Complaint (the “Amended Consolidated Complaint”). The Amended Consolidated Complaint added twenty-five additional named plaintiffs. NI and NIC answered the Amended Consolidated Complaint on October 20, 2016. After a status hearing on November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Clean Air Act Litigation
In February 2012, NI received a Notice of Violation ("NOV") from the United States Environmental Protection Agency (the "EPA") pertaining to certain heavy-duty diesel engines which, according to the EPA, were not completely assembled by NI until calendar year 2010 and, therefore, were not covered by NI's model year 2009 certificates of conformity. The NOV concluded that Navistar, Inc.'s introduction into commerce of each of these engines violated the Federal Clean Air Act.
On July 14, 2015, the Department of Justice ("DOJ"), on behalf of the EPA, filed a lawsuit against NIC and NI in the U.S. District Court for the Northern District of Illinois. Similar to the NOV, the lawsuit alleges that NIC and NI introduced into commerce approximately 7,749 heavy-duty diesel engines that were not covered by model year 2009 certificates of conformity because those engines were not completely assembled until calendar year 2010, resulting in violations of the Federal Clean Air Act. On July 16, 2015, the DOJ filed an Amended Complaint clarifying the amount of civil penalties being sought. The lawsuit requests injunctive relief and the assessment of civil penalties of up to $37,500 for each violation. On September 14, 2015, NIC and NI each filed an Answer and Affirmative Defenses to the Amended Complaint. We dispute the allegations in the lawsuit.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Discovery in the matter will proceed in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to a Case Management Order entered on August 1, 2016, fact discovery is currently scheduled to be completed on February 9, 2017, followed by expert discovery, and the deadline for dispositive motions is July 20, 2017. After completion of the first phase, the court will, if necessary, set further dates for a remedy phase. On May 13, 2016, the DOJ filed a motion for summary judgment on liability. On June 30, 2016, NIC and NI opposed EPA's motion for summary judgment, and NIC cross-moved for summary judgment against EPA. NIC and NI filed a notice of supplemental authority and moved to supplement the summary judgment record on September 22, 2016.  The parties’ dispositive motions are fully briefed and a ruling on the motions is pending.
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
In May 2013, an order was entered transferring and consolidating all 10b-5 Cases before one judge sitting in the U.S. District Court for the Northern District of Illinois and in July 2013, the court appointed a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a Consolidated Amended Complaint in October 2013. The Consolidated Amended Complaint enlarged the proposed class period to June 9, 2009 through August 1, 2012, and named fourteen additional current and former directors and officers as defendants. On December 17, 2013, defendants filed a motion to dismiss the Consolidated Amended Complaint. On July 22, 2014, the court granted the defendants' Motion to Dismiss, but gave the lead plaintiff leave to file a second consolidated amended complaint by August 22, 2014.
On August 22, 2014, the plaintiff filed a Second Amended Complaint, On July 10, 2015, the court issued its Opinion and Order on defendants' Motion to Dismiss the Second Amended Complaint. The Motion to Dismiss was granted in part and denied in part. Specifically, the court (i) dismissed all of plaintiff’s claims against the Company, Andrew J. Cederoth and Jack Allen and (ii) dismissed all of plaintiff’s claims against Daniel C. Ustian, the only remaining defendant, except for claims regarding two of Mr. Ustian’s statements. Further, all of the dismissed claims were dismissed with prejudice except for claims based on statements made subsequent to the lead plaintiff’s last purchase of the Company’s stock (the “Post-Purchase Claims”). At a December 1, 2015 status conference, the parties reported that a settlement in principle had been reached. On May 25, 2016, the court entered an order preliminarily approving the settlement, as well as the class notice to be sent in connection with the settlement. On November 1, 2016, following the final approval hearing, the court entered an Order and Final Judgment approving the settlement and terminating the 10b-5 Cases.
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case pending further order of the court or entry of an order on the motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. The court entered an order on August 27, 2014, continuing the stay pending a ruling on defendants' motion to dismiss the Second Amended Complaint in the 10b-5 Cases. The court has continued to extend the stay since that time.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to similar factual allegations made in the 10b-5 Cases. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case pending resolution of the defendant's motion to dismiss the Consolidated Amended Complaint in the 10b-5 Cases. On August 5, 2014, the parties filed a status report requesting that the August 2013 stay order remain in place pending a ruling on the motion to dismiss the Second Amended Complaint in the 10b-5 Cases. The court has continued to extend the stay since that time.
On November 9, 2016, the parties conducted a mediation and reached an agreement in principle to settle both the Gould action and the Griffin action. The settlement includes certain corporate governance reforms and an agreement on a total fee petition on behalf of plaintiffs’ counsel. The Company expects the fee to be paid by insurance. On November 22, 2016, the parties filed a Joint Status Report in the Gould case stating that they had reached an agreement in principle. On December 6, 2016, the parties executed the Stipulation of Settlement, and plaintiff in the Gould action filed an Unopposed Motion for Preliminary Approval of Shareholder Derivative Settlement. On December 12, 2016, the Gould court entered an Order preliminarily approving of Settlement and providing for notice of the settlement. Also on December 12, 2016, the parties in the Griffin action filed a Stipulation and Proposed Order Extending Stay, notifying the Delaware Court of the settlement and the Gould court’s preliminary approval. The Delaware Court entered that order on December 13, 2016.
Stockholders are directed to "Quick Links" on the Company’s Investor Relations Webpage at http://www.navistar.com/navistar/investors/ for additional information concerning the settlement, including a link to the Stipulation of Settlement and the Notice of Proposed Settlement.
Any final resolution of these matters is contingent on the Court’s final approval of the Settlement at a hearing scheduled for February 15, 2017. If the settlement is finally approved, both the Gould action and the Griffin action will be dismissed with prejudice.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of October 31, 2016), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$40 million as of October 31, 2016) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence. On July 18, 2016, IIAA and Navitrucks presented additional documents and information related to such hearings. On September 30, 2016, the parties presented their closing arguments. As of October 31, 2016, the approximate amount of the IIAA claim against Navitrucks is R$135 million (approximately US$42 million as of October 31, 2016), of which Navitrucks has acknowledged that IIAA is entitled to a credit in the approximate amount of R$75 million (approximately US$24 million as of October 31, 2016), and the approximate amount of the Navitrucks claim against IIAA is R$144 million (approximately US$45 million as of October 31, 2016).
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

IC Bus Civil RICO Litigation
On June 1, 2016, plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against NIC, NI, and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the 40 IC brand buses owned or operated by plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law fraud. Plaintiffs seek compensatory damages in the amount of $7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. We dispute the allegations in the lawsuit, and in August 2016 we filed a motion to dismiss this lawsuit in its entirety. On December 16, 2016, the Court granted the motion and dismissed Plaintiffs’ RICO claims without prejudice. Having dismissed the federal claims, the Court declined to exercise supplemental jurisdiction over the state common law fraud claim. The order provides that if Plaintiffs do not amend their Complaint within twenty-one days, the dismissal will convert automatically into a dismissal with prejudice.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Other
U.S. Securities and Exchange Administrative Order
In June 2012, NIC received an informal inquiry from the Chicago Office of the Enforcement Division of the SEC seeking a number of categories of documents for the periods dating back to November 1, 2010, relating to various accounting and disclosure issues. We received a formal order of private investigation in July 2012. We have received subsequent subpoenas from the staff of the SEC in connection with their inquiry. In December 2014, the SEC filed an application in the United States District Court for the Northern District of Illinois seeking an order compelling the production of certain documents withheld by NIC from its responses to the administrative subpoenas on the basis of attorney-client privilege and/or the work product doctrine. The discovery dispute involved a small number of documents in relation to the number of documents already produced by NIC. On June 30, 2015, following an in camera review of some of the documents at issue, the court entered an Order sustaining the privilege claims in part and overruling the claims in part. The court also entered related orders dated August 31, 2015 and October 21, 2015. Pursuant to those Orders, Navistar completed the production of those documents, or portions of documents, for which its privilege claims were denied, as well as other documents subject to the SEC’s December 2014 application that the Company determined were not privileged under the reasoning of the court’s June 30, 2015 Order.
On August 13 and 17, 2015, the SEC staff transmitted “Wells Notices” in connection with the formal order of investigation from July 2012 described above. The Notices stated that the staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company and its former chief executive officer, Daniel Ustian, alleging violations of the Securities Exchange Act of 1934, certain related regulations, the Securities Act of 1933, and an August 5, 2010 Order Instituting Cease-and-Desist Proceedings against the Company. On September 17, 2015, NIC submitted to the SEC a response to its Wells Notices. On October 13, 2015, Navistar met with the SEC to further respond to the Wells Notices, subsequent discussions followed, and the Company made an offer of settlement. On March 31, 2016, the SEC accepted the Company’s offer and issued an administrative cease-and-desist order reflecting the terms of the settlement. The Company neither admitted nor denied wrongdoing. The order includes negligence-based charges pertaining to periodic filing requirements and material misstatements or omissions related to three applications in 2011 and 2012 by Navistar to the EPA for certification of heavy-duty diesel engines emitting 0.2g of nitrogen oxide ("NOx"). The order also requires the Company to pay a civil penalty in the amount of $7.5 million, which the Company has paid and which it previously accrued for on its Consolidated Balance Sheets as of October 31, 2015.
U.S. Department of Defense Subpoena
In the third quarter of 2016, Navistar Defense, LLC ("ND") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems for military vehicles to the government for the time period of January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from DOD IG and the U.S. Department of Justice, to discuss the matter. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

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

•
Our Global Operations segment primarily consists of the IIAA, formerly MWM International Industria De Motores Da America Do Sul Ltda., engine and truck operations in Brazil. The IIAA engine operations produce diesel engines, primarily under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In addition, our Global Operations segment includes the operating results of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

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

•
We allocate "access fees" to the Parts segment from the Truck segment for certain engineering and product development costs, depreciation expense, and SG&A expenses incurred by the Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2016
External sales and revenues, net	$5,271	$2,398	$296	$135	$10	$8,110
Intersegment sales and revenues	132	29	45	100	(305)	1
Total sales and revenues, net	$5,403	$2,427	$341	$235	$(295)	$8,111
Income (loss) from continuing operations attributable to NIC, net of tax	$(189)	$640	$(21)	$100	$(627)	$(97)
Income tax expense	—	—	—	—	(33)	(33)
Segment profit (loss)	$(189)	$640	$(21)	$100	$(594)	$(64)
Depreciation and amortization	$129	$13	$18	$50	$15	$225
Interest expense	—	—	—	80	247	327
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	97	2	4	2	11	116

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2015
External sales and revenues, net	$7,055	$2,475	$455	$145	$10	$10,140
Intersegment sales and revenues	158	38	51	96	(343)	—
Total sales and revenues, net	$7,213	$2,513	$506	$241	$(333)	$10,140
Income (loss) from continuing operations attributable to NIC, net of tax	$(141)	$592	$(67)	$98	$(669)	$(187)
Income tax expense	—	—	—	—	(51)	(51)
Segment profit (loss)	$(141)	$592	$(67)	$98	$(618)	$(136)
Depreciation and amortization	$173	$14	$23	$51	$20	$281
Interest expense	—	—	—	74	233	307
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	92	3	4	4	12	115

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2014
External sales and revenues, net	$7,255	$2,493	$905	$153	$—	$10,806
Intersegment sales and revenues	218	58	35	79	(390)	—
Total sales and revenues, net	$7,473	$2,551	$940	$232	$(390)	$10,806
Income (loss) from continuing operations attributable to NIC, net of tax	$(380)	$528	$(274)	$97	$(593)	$(622)
Income tax expense	—	—	—	—	(26)	(26)
Segment profit (loss)	$(380)	$528	$(274)	$97	$(567)	$(596)
Depreciation and amortization	$216	$15	$28	$46	$27	$332
Interest expense	—	—	—	71	243	314
Equity in income of non-consolidated affiliates	5	4	—	—	—	9
Capital expenditures(B)	65	6	8	1	8	88

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2016	$1,520	$594	$407	$2,116	$1,016	$5,653
October 31, 2015	1,876	641	409	2,448	1,275	6,649
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $167 million, $175 million, and $170 million for the years ended October 31, 2016, 2015, and 2014, respectively.

(B)	Exclusive of purchases of equipment leased to others.
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2016, 2015 and 2014.
Sales and revenues to external customers classified by significant products and services were as follows:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Sales and revenues:
Trucks	$5,176	$6,845	$7,137
Parts	2,216	2,399	2,424
Engine	583	751	1,092
Financial Services	136	145	153

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information concerning principal geographic areas is presented as follows:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Sales and revenues:(A)
United States	$6,186	$7,699	$7,760
Canada	604	774	749
Mexico	575	653	657
Brazil	240	383	833
Other	506	631	807

	As of October 31,
(in millions)	2016	2015
Long-lived assets:(B)
United States	$999	$1,126
Canada	20	19
Mexico	202	186
Brazil	103	98
Other	8	11
__________________________

(A)
During 2016, we identified certain sales included in Brazil which should have been classified as Other. As a result, for the year ended October 31, 2015 we have reclassified $103 million of sales. Also during 2016, we identified certain parts sales which were included in United States which should have been classified as Other due to a 2015 change in our segment reporting presentation. As a result, for the year ended October 31, 2015 we have reclassified $23 million of sales. These reclassifications did not impact our Consolidated Statements of Operations or our segment sales and revenues.

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
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2016 and 2015, there was one share of Series B Preference stock with a par value of $1.00 per share authorized and outstanding.
As of October 31, 2016 and 2015, there were 70,182 and 70,282 shares, respectively, of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Common Stock
At October 31, 2016, our amount of authorized shares of Common Stock was 220 million, with a par value of $0.10 per share. At October 31, 2016 and 2015, we had 81.6 million shares and 81.5 million shares, respectively, of common stock outstanding, net of common stock held in treasury.
Volkswagen Truck & Bus GmbH Stock Purchase Agreement
On September 5, 2016, NIC and Volkswagen Truck & Bus GmbH (“VW T&B”) announced a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which we will issue and VW T&B will purchase an estimated 19.9% stake (16.6% on a pro forma basis) in the Company (the “Share Issuance”), and a Stockholder Agreement ("Stockholder Agreement"), which governs the rights and obligations of the parties in connection with the share issuance. The Board of Directors of the Company has approved the share issuance for purposes of Section 203 of the Delaware General Corporation Law (“DGCL”) and the Company and VW T&B have announced an agreement which permits VW T&B to acquire up to 20% of the Company without triggering the restrictions that would otherwise be imposed under Section 203 of the DGCL. VW T&B will also designate two people who are approved by the Company to be appointed to Navistar's Board of Directors. Subject to the terms and conditions set forth in the Stock Purchase Agreement, at the closing, we will issue to VW T&B 16.2 million shares of our common stock for a purchase price of $15.76 per share and an aggregate purchase amount of $256 million.
In addition to the agreements governing the Share Issuance, our operating subsidiary, NI concurrently entered into a Framework Agreement Concerning Technology Licensing and Supply (the “License and Supply Framework Agreement”) and a Procurement JV Framework Agreement (the “Procurement JV Framework Agreement”) with VW T&B. Pursuant to the License and Supply Framework Agreement, the parties have agreed to use commercially reasonable efforts to enter into certain individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. Under the Procurement JV Framework Agreement, the parties intend to form a sourcing joint venture entity to make recommendations for sourcing to the parties. Each party will make final sourcing decisions considering recommendations made by the Procurement JV.
The closing of the Stock Purchase Agreement is subject to certain regulatory approvals, the finalization of the definitive agreements governing the procurement joint venture and the finalization of the first definitive contract under the License and Supply Framework Agreement, among other customary closing conditions.
Additional Paid in Capital
In connection with the sale of the 2014 Convertible Notes, we purchased call options for $125 million and entered into separate warrant transactions whereby we sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. On October 15, 2014, upon maturity, the 2014 Convertible Notes were paid in full and the purchased call options expired worthless.
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
For more information on our 2014 Convertible Notes, 2018 Convertible Notes, and 2019 Convertible Notes, see Note 9, Debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Shareholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	7	(177)	(170)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive income (loss)	—	7	(46)	(39)
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(160)	(309)	(469)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive loss	—	(160)	(178)	(338)
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2013	$—	$(75)	$(1,749)	$(1,824)
Other comprehensive income (loss) before reclassifications	1	(52)	(491)	(542)
Amounts reclassified out of accumulated other comprehensive loss	—	—	103	103
Net current-period other comprehensive income (loss)	1	(52)	(388)	(439)
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		For the Years Ended October 31,
	Location in Consolidated Statements of Operations	2016	2015	2014
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$(1)	$(4)	$(4)
Amortization of actuarial loss	Selling, general and administrative expenses	133	136	109
	Total before tax	132	132	105
	Income tax expense	(1)	(1)	(2)
Total reclassifications for the period, net of tax		$131	$131	$103

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
17. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share for continuing operations, discontinued operations, and net loss, all attributable to NIC in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions, except per share data)	2016	2015	2014
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(97)	$(187)	$(622)
Income from discontinued operations, net of tax	—	3	3
Net loss	$(97)	$(184)	$(619)

Denominator:
Weighted average shares outstanding:
Basic	81.7	81.6	81.4
Effect of dilutive securities	—	—	—
Diluted	81.7	81.6	81.4

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.04	0.04
Net loss	$(1.19)	$(2.25)	$(7.60)
Diluted:
Continuing operations	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.04	0.04
Net loss	$(1.19)	$(2.25)	$(7.60)
The conversion rate on our 2014 Convertible Notes was 19.891 shares of common stock per $1,000 principal amount of 2014 Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the 2014 Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The 2014 Convertible Notes and warrants were anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively. During the second quarter of 2014, we unwound warrants representing 6.5 million shares associated with the repurchased 2014 Convertible Notes. On October 15, 2014, upon maturity the 2014 Convertible Notes were repaid in full. During the first quarter of 2015, we unwound warrants representing 1.9 million shares associated with the 2014 Convertible Notes, and the remaining 2.9 million warrants expired worthless on April 10, 2015.
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
For more information on our 2014 Convertible Notes, 2018 Convertible Notes, and 2019 Convertible Notes, see Note 9, Debt.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the years ended October 31, 2016, 2015, and 2014, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2016, 2015, and 2014, the aggregate shares not included were 15.0 million, 15.7 million, and 24.8 million, respectively.
Pursuant to the announced VW T&B Stock Purchase Agreement, we will issue and VW T&B will purchase 16.2 million of our newly issued shares for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a pro forma basis) in the Company). The closing of the Stock Purchase Agreement is subject to certain regulatory approvals and the finalization of the definitive agreements and contracts, among other customary closing conditions.
For both of the years ended October 31, 2016 and 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
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
18. Stock-based Compensation Plans
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
The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, or under the Company’s 2004 Performance Incentive Plan, (collectively, the "Existing Plans"), that is canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2016, 1,984,673 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, as amended from time to time. In general, under the Ownership Program in existence until November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increase stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modify retention requirements for Company granted equity until ownership requirements are met; (iii) add a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminate the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminate the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 2,365 DSUs outstanding as of October 31, 2016. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 38,432 PSUs outstanding as of October 31, 2016 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2013, PSUs and DSUs awarded under the prior Ownership Program were issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2016, 60,987 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors are issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective February 11, 2015 on a going forward basis.

Stock Options
Stock options represent the right to purchase a specified number of shares of common stock at a specified exercise price. Generally, stock options are awarded with an exercise price equal to the fair market value of the common stock at grant date. The stock options granted prior to December 2009 generally have a ten-year contractual life. Starting with the December 2009 stock option grants, we granted awards with a seven-year contractual life. Stock Options are valued using the Black-Scholes option pricing model and vest ratably over a three-year period.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes stock options activity:

	For the Years Ended October 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	2,886	$39.33	3,657	$39.46	5,000	$37.94
Granted	35	10.60	40	37.03	251	38.51
Exercised	—	—	(44)	25.68	(784)	24.33
Forfeited/expired	(86)	42.30	(767)	40.60	(810)	44.41
Options outstanding, at end of year	2,835	38.89	2,886	39.33	3,657	39.46
Options exercisable, at end of year	2,695	39.29	2,407	40.27	2,637	41.34
The following table summarizes information about stock options outstanding:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	807	3.2	$26.67	$0.5
$ 31.20 - $ 39.32	1,343	2.4	36.85	—
$ 39.33 - $ 68.65	685	1.5	57.28	—
Options Outstanding	2,835
The following table summarizes information about stock options exercisable:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	772	3.1	$27.40	$0.1
$ 31.20 - $ 39.32	1,265	2.2	36.89	—
$ 39.33 - $ 68.65	658	1.4	57.83	—
Options Exercisable	2,695
The weighted average grant date fair value of options granted during the years ended October 31, 2016, 2015, and 2014 was $5.15, $13.70, and $13.81, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2016, 2015, and 2014 was zero, $0.2 million, and $12 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	For the Years Ended October 31,
	2016	2015	2014
Risk-free interest rate	1.7%	1.6%	1.6%
Expected volatility	56.8%	40.2%	45.6%
Expected life (in years)	4.8	4.9	4.9
The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on our history of not paying a dividend to any class of stock and future expectations. Expected volatility is based on a blend of our

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life in years for all grants as a group is then calculated for each year.
Restricted Stock
Restricted stock represents common stock issued subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock is valued based on the fair value of the common stock at grant date and except for the restricted stock issued to non-employee directors, vests either ratably over a three-year period or cliff-vest at the end of a three-year period. Restricted stock issued to non-employee directors represent their first quarterly retainer fees and immediately vest at grant date.
The following table summarizes restricted stock activity:

	For the Years Ended October 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	41	$24.13	41	$24.13
Granted	5	12.52	2	29.50	4	33.70
Vested	(5)	12.52	(43)	24.38	(4)	33.70
Nonvested, at end of year	—	—	—	—	41	24.13
The aggregate grant date fair value of restricted stock vested during the year ended October 31, 2016 was $0.1 million, compared to $1.1 million and $0.1 million during the years ended October 31, 2015 and 2014, respectively.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive shares of common stock ("share-settled RSUs") or the cash ("cash-settled RSUs") value of one share of common stock in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Share and cash-settled RSUs are valued based on the fair value of the common stock at grant date and vest either ratably over a three-year period or cliff-vest at the end of a three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settlement.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize RSUs activity for the years ended October 31:

	Share-Settled RSUs
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	69	$28.60	188	$28.75	299	$29.54
Granted	624	8.76	—	—	—	—
Vested	(66)	28.66	(114)	28.91	(90)	31.74
Forfeited	(14)	13.07	(5)	27.24	(21)	27.24
Nonvested, at end of year	613	8.74	69	28.60	188	28.75

	Cash-Settled RSUs
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	498	$29.96	469	$33.00	194	$43.74
Granted	650	7.26	280	27.67	470	32.44
Vested	(231)	26.06	(190)	33.82	(124)	47.48
Forfeited	(100)	22.19	(61)	30.75	(71)	33.24
Nonvested, at end of year	817	13.95	498	29.96	469	33.00
The aggregate grant date fair value of RSUs vested during the years ended October 31, 2016, 2015, and 2014 was $8 million, $10 million, and $9 million, respectively.
Performance-based Stock Options
Performance-based stock options represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market and performance conditions. Performance-based stock options have a seven-year contractual life. Performance-based stock options subject to service and performance conditions are valued using the Black-Scholes option pricing model and cliff-vest at the end of a three-year period, if performance measures are met. Performance-based stock options subject to service and market conditions are valued using a Monte Carlo simulation and cliff-vest at the end of a three-year period, if performance measures are met.
The following table summarizes the performance-based stock options subject to service and performance conditions activity:

	For the Years Ended October 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	1,409	$31.64	941	$35.41	299	$34.47
Granted	—	—	729	27.61	651	35.83
Forfeited	(436)	34.22	(261)	33.99	(9)	35.09
Options outstanding, at end of year	973	30.47	1,409	31.64	941	35.41
There were no performance-based stock options subject to service and performance conditions exercisable during the years ended October 31, 2016, 2015, and 2014.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average grant date fair value of the performance-based stock options subject to service and performance conditions granted during the years ended October 31, 2015 and 2014 was $10.53 and $14.12, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	For the Years Ended October 31,
	2015	2014
Risk-free interest rate	1.4%	1.6%
Expected volatility	42.9%	45.5%
Expected life (in years)	4.7	4.9
The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on our history of not paying a dividend to any class of stock. Expected volatility is based on a blend of our historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life in years for all grants as a group is then calculated for each year.
The following table summarizes the performance-based stock options subject to service and market conditions activity:

	For the Years Ended October 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	615	$27.24	670	$27.24	759	$27.24
Forfeited	(48)	27.24	(55)	27.24	(89)	27.24
Options outstanding, at end of year	567	27.24	615	27.24	670	27.24
Options exercisable, at end of year	567	27.24	—	—	—	—
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize PSUs activity for the years ended October 31:

	Share-Settled PSUs subject to Service and Performance Conditions
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	244	$28.73	292	$28.48	326	$28.35
Forfeited	(244)	28.73	(48)	27.24	(34)	27.24
Nonvested, at end of year	—	—	244	28.73	292	28.48

	Cash-Settled PSUs subject to Service and Performance Conditions
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	434	$30.64	221	$35.11	$—	$—
Granted	—	—	277	27.61	225	35.10
Forfeited	(55)	30.65	(64)	32.95	(4)	35.09
Nonvested, at end of year	379	30.63	434	30.64	221	35.11

	Cash Settled PSUs subject to Service and Market Conditions
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	172	$69.64	172	$69.64	172	$69.64
Forfeited	(102)	82.86	—	—	—	—
Nonvested, at end of year	70	50.52	172	69.64	172	69.64
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2016, 2015, and 2014 was $15 million, $9 million and $16 million, respectively. As of October 31, 2016, the minimum performance measures for fiscal years 2011 and 2012 cash-settled PSUs with a five-year performance period, fiscal year 2013 performance-based stock options and share-settled PSUs, and fiscal year 2014 performance-based stock options and cash-settled PSUs were not met and no share-based compensation expense was recorded. However, fiscal year 2015 performance-based stock options and cash-settled PSUs partially met the overall performance measures and share-based compensation expense recorded was based on the interpolated calculated future pay out. Share-based compensation expense will be adjusted each reporting period based on the available current performance measures information for all awards subject to performance conditions. We record share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2016, there was $12 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately 1.9 years.
We received cash of $1 million and $19 million during the years ended October 31, 2015 and 2014, respectively, related to stock options exercised. We used cash of $2 million, $6 million, and $5 million during the years ended October 31, 2016, 2015, and 2014, respectively, to settle cash-settled RSUs. We did not realize any tax benefit from stock options exercised for fiscal year 2015 and 2014.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

19. Supplemental Cash Flow Information
The following table provides additional information about our Consolidated Statements of Cash Flows:

	For the Years Ended October 31,
(in millions)	2016	2015	2014
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$(6)	$(6)	$(9)
Dividends from non-consolidated affiliates	12	12	12
Equity in income of non-consolidated affiliates, net of dividends	$6	$6	$3
Other non-cash operating activities
Loss (gain) on sale of property and equipment	$2	$(4)	$(9)
Loss on sale and impairment of repossessed collateral	6	2	3
Loss on repurchase of debt	—	—	11
Income from operating leases	(20)	(33)	(46)
Other non-cash operating activities	$(12)	$(35)	$(41)
Changes in other assets and liabilities
Other current assets	$8	$(4)	$62
Other noncurrent assets	(11)	12	2
Other current liabilities	(165)	79	(206)
Postretirement benefits liabilities	(47)	(54)	(82)
Other noncurrent liabilities	(114)	(135)	(78)
Other, net	(41)	25	20
Changes in other assets and liabilities	$(370)	$(77)	$(282)
Cash paid during the year
Interest, net of amounts capitalized	$291	$239	$258
Income taxes, net of refunds	44	52	15
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$1	$2	$3
Transfers to inventories from property and equipment for leases to others	(27)	(7)	(14)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

20. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2016 and 2015, and condensed consolidating statements of operations and comprehensive income (loss) for the years ended October 31, 2016, 2015, and 2014, and condensed consolidating statements of cash flows for the years ended October 31, 2016, 2015, and 2014.
The information is presented as a result of NI’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our 8.25% Senior Notes, due 2022, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. NI is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indentures for each of the 8.25% Senior Notes, due 2022, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning NI have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "NI," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes NI and its U.S. subsidiaries. NI has a tax allocation agreement ("Tax Agreement") with NIC which requires NI to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of NI are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than NI, to utilize current U.S. taxable losses of NI and all other direct or indirect subsidiaries of NIC.

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,926	$5,432	$(3,247)	$8,111
Costs of products sold	—	5,358	4,628	(3,174)	6,812
Restructuring charges	—	3	7	—	10
Asset impairment charges	—	11	16	—	27
All other operating expenses (income)	101	862	398	(61)	1,300
Total costs and expenses	101	6,234	5,049	(3,235)	8,149
Equity in income (loss) of affiliates	4	181	2	(181)	6
Income (loss) before income taxes	(97)	(127)	385	(193)	(32)
Income tax benefit (expense)	—	20	(55)	2	(33)
Earnings (loss) from continuing operations	(97)	(107)	330	(191)	(65)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(97)	(107)	330	(191)	(65)
Less: Net income attributable to non-controlling interests	—	—	32	—	32
Net income (loss) attributable to Navistar International Corporation	$(97)	$(107)	$298	$(191)	$(97)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(97)	$(107)	$330	$(191)	$(65)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	—	7	(7)	7
Defined benefit plans, net of tax	(46)	1	(47)	46	(46)
Total other comprehensive income (loss)	(39)	1	(40)	39	(39)
Comprehensive income (loss)	(136)	(106)	290	(152)	(104)
Less: Net income attributable to non-controlling interests	—	—	32	—	32
Total comprehensive income (loss) attributable to Navistar International Corporation	$(136)	$(106)	$258	$(152)	$(136)

Condensed Consolidating Balance Sheet as of October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$435	$117	$252	$—	$804
Marketable securities	27	—	19	—	46
Restricted cash	16	6	90	—	112
Finance and other receivables, net	(1)	171	1,883	(84)	1,969
Inventories	—	639	313	(8)	944
Investments in non-consolidated affiliates	(7,714)	6,253	57	1,457	53
Property and equipment, net	—	669	580	(8)	1,241
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	150	1	161
Other	2	110	175	(2)	285
Total assets	$(7,235)	$7,975	$3,557	$1,356	$5,653
Liabilities and stockholders’ equity (deficit)
Debt	$1,965	$1,100	$1,841	$(2)	$4,904
Postretirement benefits liabilities	—	2,865	233	—	3,098
Amounts due to (from) affiliates	(7,724)	10,709	(3,040)	55	—
Other liabilities	3,822	(152)	(665)	(61)	2,944
Total liabilities	(1,937)	14,522	(1,631)	(8)	10,946
Stockholders’ equity attributable to non-controlling interest	—	—	5	—	5
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,298)	(6,547)	5,183	1,364	(5,298)
Total liabilities and stockholders’ equity (deficit)	$(7,235)	$7,975	$3,557	$1,356	$5,653

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(106)	$187	$337	$(151)	$267
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	1	4	—	5
Net sales of marketable securities	85	—	28	—	113
Capital expenditures and purchase of equipment leased to others	—	(94)	(154)	—	(248)
Other investing activities	—	2	61	—	63
Net cash provided by (used in) investing activities	85	(91)	(61)	—	(67)
Cash flows from financing activities
Net repayments of debt	—	(82)	(191)	(69)	(342)
Other financing activities	—	22	(253)	220	(11)
Net cash provided by (used in) financing activities	—	(60)	(444)	151	(353)
Effect of exchange rate changes on cash and cash equivalents	—	—	45	—	45
Increase (decrease) in cash and cash equivalents	(21)	36	(123)	—	(108)
Cash and cash equivalents at beginning of the year	456	81	375	—	912
Cash and cash equivalents at end of the year	$435	$117	$252	$—	$804

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,267	$7,413	$(4,540)	$10,140
Costs of products sold	—	6,614	6,510	(4,454)	8,670
Restructuring charges	—	50	26	—	76
Asset impairment charges	—	13	17	—	30
All other operating expenses (income)	88	1,054	399	(68)	1,473
Total costs and expenses	88	7,731	6,952	(4,522)	10,249
Equity in income (loss) of affiliates	(96)	225	2	(125)	6
Income (loss) before income taxes	(184)	(239)	463	(143)	(103)
Income tax benefit (expense)	—	1	(52)	—	(51)
Earnings (loss) from continuing operations	(184)	(238)	411	(143)	(154)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(184)	(238)	414	(143)	(151)
Less: Net income attributable to non-controlling interests	—	—	33	—	33
Net income (loss) attributable to Navistar International Corporation	$(184)	$(238)	$381	$(143)	$(184)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(184)	$(238)	$414	$(143)	$(151)
Other comprehensive income (loss):
Foreign currency translation adjustment	(160)	—	(160)	160	(160)
Defined benefit plans, net of tax	(178)	(192)	14	178	(178)
Total other comprehensive income (loss)	(338)	(192)	(146)	338	(338)
Comprehensive income (loss)	(522)	(430)	268	195	(489)
Less: Net income attributable to non-controlling interests	—	—	33	—	33
Total comprehensive income (loss) attributable to Navistar International Corporation	$(522)	$(430)	$235	$195	$(522)

Condensed Consolidating Balance Sheet as of October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$456	$81	$375	$—	$912
Marketable securities	112	—	47	—	159
Restricted cash	16	7	98	—	121
Finance and other receivables, net	1	99	2,440	(103)	2,437
Inventories	—	809	342	(16)	1,135
Investments in non-consolidated affiliates	(7,679)	6,204	64	1,477	66
Property and equipment, net	—	737	616	(8)	1,345
Goodwill	—	—	38	—	38
Deferred taxes, net	7	20	137	—	164
Other	6	119	148	(1)	272
Total assets	$(7,081)	$8,076	$4,305	$1,349	$6,649
Liabilities and stockholders’ equity (deficit)
Debt	$1,944	$1,171	$2,144	$(4)	$5,255
Postretirement benefits liabilities	—	2,909	179	—	3,088
Amounts due to (from) affiliates	(7,574)	10,280	(2,879)	173	—
Other liabilities	3,716	207	(388)	(69)	3,466
Total liabilities	(1,914)	14,567	(944)	100	11,809
Stockholders’ equity attributable to non-controlling interest	—	—	7	—	7
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,167)	(6,491)	5,242	1,249	(5,167)
Total liabilities and stockholders’ equity (deficit)	$(7,081)	$8,076	$4,305	$1,349	$6,649

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$87	$184	$168	$(393)	$46
Cash flows from investing activities
Net change in restricted cash and cash equivalents	3	(4)	43	—	42
Net sales of marketable securities	266	—	180	—	446
Capital expenditures and purchase of equipment leased to others	—	(82)	(116)	—	(198)
Other investing activities	—	3	23	—	26
Net cash provided by (used in) investing activities	269	(83)	130	—	316
Cash flows from financing activities
Net borrowings (repayments) of debt	(2)	(38)	(113)	268	115
Other financing activities	1	(35)	(108)	125	(17)
Net cash provided by (used in) financing activities	(1)	(73)	(221)	393	98
Effect of exchange rate changes on cash and cash equivalents	—	—	(45)	—	(45)
Increase in cash and cash equivalents	355	28	32	—	415
Cash and cash equivalents at beginning of the year	101	53	343	—	497
Cash and cash equivalents at end of the year	$456	$81	$375	$—	$912

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,269	$8,196	$(4,659)	$10,806
Costs of products sold	—	6,794	7,337	(4,597)	9,534
Restructuring charges	—	8	34	—	42
Asset impairment charges	—	16	167	—	183
All other operating expenses (income)	(48)	1,003	541	116	1,612
Total costs and expenses	(48)	7,821	8,079	(4,481)	11,371
Equity in income (loss) of affiliates	(680)	(169)	5	853	9
Income (loss) before income taxes	(632)	(721)	122	675	(556)
Income tax benefit (expense)	13	25	(64)	—	(26)
Earnings (loss) from continuing operations	(619)	(696)	58	675	(582)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(619)	(696)	61	675	(579)
Less: Net income attributable to non-controlling interests	—	—	40	—	40
Net income (loss) attributable to Navistar International Corporation	$(619)	$(696)	$21	$675	$(619)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(619)	$(696)	$61	$675	$(579)
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	—	(52)	52	(52)
Unrealized gain on marketable securities	1	—	1	(1)	1
Defined benefit plans, net of tax	(388)	(397)	9	388	(388)
Total other comprehensive income (loss)	(439)	(397)	(42)	439	(439)
Comprehensive income (loss)	(1,058)	(1,093)	19	1,114	(1,018)
Less: Net income attributable to non-controlling interests	—	—	40	—	40
Total comprehensive income (loss) attributable to Navistar International Corporation	$(1,058)	$(1,093)	$(21)	$1,114	$(1,058)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2014
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(285)	$(1,287)	$(112)	$1,348	$(336)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	5	(1)	(84)	—	(80)
Net sales of marketable securities	203	—	22	—	225
Capital expenditures and purchase of equipment leased to others	—	(114)	(163)	—	(277)
Other investing activities	—	17	40	—	57
Net cash provided by (used in) investing activities	208	(98)	(185)	—	(75)
Cash flows from financing activities
Net borrowings (repayments) of debt	(176)	1,306	409	(1,389)	150
Other financing activities	18	60	(90)	41	29
Net cash provided by (used in) financing activities	(158)	1,366	319	(1,348)	179
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Decrease in cash and cash equivalents	(235)	(19)	(4)	—	(258)
Cash and cash equivalents at beginning of the year	336	72	347	—	755
Cash and cash equivalents at end of the year	$101	$53	$343	$—	$497

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

21. Selected Quarterly Financial Data (Unaudited)
The following tables provide our quarterly condensed consolidated statements of operations and financial data:

	First Quarter Ended January 31,		Second Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2016	2015	2016	2015
Sales and revenues, net	$1,765	$2,421	$2,197	$2,693
Manufacturing gross margin(A)	264	340	319	298
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(33)	$(42)	$4	$(64)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(33)	$(42)	$4	$(64)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.40)	$(0.52)	$0.05	$(0.78)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.52)	$0.05	$(0.78)
Diluted:
Continuing operations	$(0.40)	$(0.52)	$0.05	$(0.78)
Discontinued operations	—	—	—	—
	$(0.40)	$(0.52)	$0.05	$(0.78)
Market price range-common stock:
High	$15.21	$38.05	$16.39	$31.28
Low	5.78	28.99	6.24	27.50

	Third Quarter Ended July 31,		Fourth Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2016	2015	2016	2015
Sales and revenues, net	$2,086	$2,538	$2,063	$2,488
Manufacturing gross margin(A)	295	329	286	358
Amounts attributable to Navistar International Corporation common shareholders:
Loss from continuing operations, net of tax	$(34)	$(30)	$(34)	$(51)
Income from discontinued operations, net of tax	—	2	—	1
Net loss	$(34)	$(28)	$(34)	$(50)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.42)	$(0.37)	$(0.42)	$(0.62)
Discontinued operations	—	0.03	—	0.01
	$(0.42)	$(0.34)	$(0.42)	$(0.61)
Diluted:
Continuing operations	$(0.42)	$(0.37)	$(0.42)	$(0.62)
Discontinued operations	—	0.03	—	0.01
	$(0.42)	$(0.34)	$(0.42)	$(0.61)
Market price range-common stock:
High	$15.77	$30.41	$24.04	$19.91
Low	10.30	16.32	11.59	11.21
_______________________
(A) Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the year ended October 31, 2016, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 9A.Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, we concluded that our internal control over financial reporting was not effective as of October 31, 2015 based on the material weakness identified. The material weakness in our internal control over financial reporting was described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as follows:
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
Management’s Remediation Activities
During 2016, we invested significant time and effort to remediate the material weakness related to the proper classification of warranty claims data including the type of warranty coverage and product/component used to determine the warranty accrual and expense. Specifically, the following remediation actions were taken and completed:

•
All elements of a claim were reviewed to identify each data field that is relevant to the estimation processes of our material warranty liabilities. For each key field, controls were implemented to validate the proper classification of claim data.

•	System edit check controls were significantly enhanced to facilitate effective validation of warranty codes based on the established policy.

•
Governance controls were improved to facilitate effective communication of warranty coverage changes to all affected functions within the Company, including communication to the accounting and finance departments who evaluate whether any accounting implications exist.

Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2016 using the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2016.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2016. Their report appears in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2017 annual meeting of stockholders scheduled to be held February 14, 2017 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to our Board of Directors may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (loss) per Share (incorporated by reference from Note 17. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	130
(12)	Computation of Ratio of Earnings to Fixed Charges	E-10
(21)	Subsidiaries of the Registrant	E-11
(23.1)	Consent of Independent Registered Public Accounting Firm	E-12
(24)	Power of Attorney	E-13
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-15
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-17
(99.1)	Additional Financial Information (Unaudited)	E-18
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2016.
Item 16. Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 20, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2016
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2016
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 20, 2016
Samara A. Strycker

/s/ JOSE M. ALAPONT	Director	December 20, 2016
Jose M. Alapont

/s/ STEPHEN R. D'ARCY	Director	December 20, 2016
Stephen R. D'Arcy

/s/ MICHAEL N. HAMMES	Director	December 20, 2016
Michael N. Hammes

/s/ VINCENT J. INTRIERI	Director	December 20, 2016
Vincent J. Intrieri

/s/ JAMES H. KEYES	Director	December 20, 2016
James H. Keyes

/s/ STANLEY A. MCCHRYSTAL	Director	December 20, 2016
Stanley A. McChrystal

/s/ SAMUEL J. MERKSAMER	Director	December 20, 2016
Samuel J. Merksamer

/s/ MARK H. RACHESKY	Director	December 20, 2016
Mark H. Rachesky

/s/ MICHAEL F. SIRIGNANO	Director	December 20, 2016
Michael F. Sirignano

/s/ DENNIS A. SUSKIND	Director	December 20, 2016
Dennis A. Suskind

/s/ DENNIS D. WILLIAMS	Director	December 20, 2016
Dennis D. Williams