Form 10-Q
period 2017-01-31
NAVISTAR INTERNATIONAL CORP
filed 2017-03-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2017, the number of shares outstanding of the registrant’s common stock was 98,109,615, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	the implementation of our new strategic alliance with Volkswagen Truck & Bus GmbH ("VW T&B");

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 which was filed on December 20, 2016, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2017	2016
Sales and revenues
Sales of manufactured products, net	$1,629	$1,730
Finance revenues	34	35
Sales and revenues, net	1,663	1,765
Costs and expenses
Costs of products sold	1,370	1,466
Restructuring charges	7	3
Asset impairment charges	2	2
Selling, general and administrative expenses	200	205
Engineering and product development costs	63	58
Interest expense	82	81
Other income, net	(8)	(22)
Total costs and expenses	1,716	1,793
Equity in income (loss) of non-consolidated affiliates	3	(1)
Loss before income tax	(50)	(29)
Income tax benefit (expense)	(4)	5
Net loss	(54)	(24)
Less: Net income attributable to non-controlling interests	8	9
Net loss attributable to Navistar International Corporation	$(62)	$(33)

Loss per share attributable to Navistar International Corporation:
Basic	$(0.76)	$(0.40)
Diluted	(0.76)	(0.40)

Weighted average shares outstanding:
Basic	81.8	81.7
Diluted	81.8	81.7

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended January 31,
	2017	2016
Net loss	$(54)	$(24)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	(33)
Defined benefit plans, net of tax	35	33
Total other comprehensive income	23	—
Comprehensive loss	(31)	(24)
Less: Net income attributable to non-controlling interests	8	9
Total comprehensive loss attributable to Navistar International Corporation	$(39)	$(33)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$573	$804
Restricted cash and cash equivalents	49	64
Marketable securities	198	46
Trade and other receivables, net	262	276
Finance receivables, net	1,161	1,457
Inventories, net	1,022	944
Other current assets	184	168
Total current assets	3,449	3,759
Restricted cash	48	48
Trade and other receivables, net	17	16
Finance receivables, net	202	220
Investments in non-consolidated affiliates	53	53
Property and equipment (net of accumulated depreciation and amortization of $2,566 and $2,553, respectively)	1,290	1,241
Goodwill	38	38
Intangible assets (net of accumulated amortization of $140 and $136, respectively)	50	53
Deferred taxes, net	162	161
Other noncurrent assets	85	64
Total assets	$5,394	$5,653
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$589	$907
Accounts payable	1,046	1,113
Other current liabilities	1,131	1,183
Total current liabilities	2,766	3,203
Long-term debt	4,276	3,997
Postretirement benefits liabilities	2,990	3,023
Other noncurrent liabilities	691	723
Total liabilities	10,723	10,946
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (86.8 shares issued and 220 shares authorized at both dates)	9	9
Additional paid-in capital	2,496	2,499
Accumulated deficit	(5,025)	(4,963)
Accumulated other comprehensive loss	(2,617)	(2,640)
Common stock held in treasury, at cost (5.1 and 5.2 shares, respectively)	(198)	(205)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,333)	(5,298)
Stockholders’ equity attributable to non-controlling interests	4	5
Total stockholders’ deficit	(5,329)	(5,293)
Total liabilities and stockholders’ deficit	$5,394	$5,653

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2017	2016
Cash flows from operating activities
Net loss	$(54)	$(24)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37	39
Depreciation of equipment leased to others	22	19
Deferred taxes, including change in valuation allowance	—	(18)
Asset impairment charges	2	2
Amortization of debt issuance costs and discount	10	9
Stock-based compensation	7	1
Provision for doubtful accounts, net of recoveries	4	2
Equity in loss of non-consolidated affiliates, net of dividends	3	1
Other non-cash operating activities	(3)	(5)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(6)	(128)
Net cash provided by (used in) operating activities	22	(102)
Cash flows from investing activities
Purchases of marketable securities	(212)	(117)
Sales of marketable securities	59	115
Maturities of marketable securities	1	9
Net change in restricted cash and cash equivalents	15	(1)
Capital expenditures	(46)	(29)
Purchases of equipment leased to others	(24)	(49)
Proceeds from sales of property and equipment	2	14
Investments in non-consolidated affiliates	(2)	(1)
Net cash used in investing activities	(207)	(59)
Cash flows from financing activities
Proceeds from issuance of securitized debt	5	50
Principal payments on securitized debt	(27)	(8)
Net change in secured revolving credit facilities	(79)	(108)
Proceeds from issuance of non-securitized debt	298	42
Principal payments on non-securitized debt	(200)	(77)
Net change in notes and debt outstanding under revolving credit facilities	(48)	(70)
Principal payments under financing arrangements and capital lease obligations	—	(1)
Debt issuance costs	(5)	(1)
Proceeds from financed lease obligations	8	7
Proceeds from exercise of stock options	3	—
Dividends paid by subsidiaries to non-controlling interest	(8)	(10)
Other financing activities	—	1
Net cash used in financing activities	(53)	(175)
Effect of exchange rate changes on cash and cash equivalents	7	3
Decrease in cash and cash equivalents	(231)	(333)
Cash and cash equivalents at beginning of the period	804	912
Cash and cash equivalents at end of the period	$573	$579

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(62)	—	—	8	(54)
Total other comprehensive income	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	(4)	—	—	7	—	3
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of January 31, 2017	$2	$9	$2,496	$(5,025)	$(2,617)	$(198)	$4	$(5,329)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(33)	—	—	9	(24)
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(1)	—	—	1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(10)	(10)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	1	1
Balance as of January 31, 2016	$2	$9	$2,501	$(4,899)	$(2,601)	$(209)	$7	$(5,190)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 11, Segment Reporting.
Our fiscal year ends on October 31. As such, all references to 2017 and 2016 contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2016, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $50 million and $51 million and liabilities of $19 million and $16 million as of January 31, 2017 and October 31, 2016, respectively, including $11 million and $6 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $760 million and $865 million as of January 31, 2017 and October 31, 2016, respectively, and liabilities of $643 million and $722 million as of January 31, 2017 and October 31, 2016, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $180 million and $249 million as of January 31, 2017 and October 31, 2016, respectively, and corresponding liabilities of $106 million and $136 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2017	2016
Balance at beginning of period	$818	$994
Costs accrued and revenues deferred(B)	45	41
Currency translation adjustment	—	(1)
Adjustments to pre-existing warranties(A)	(17)	5
Payments and revenues recognized(B)	(95)	(117)
Balance at end of period	751	922
Less: Current portion	371	421
Noncurrent accrued product warranty and deferred warranty revenue	$380	$501
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

(B)
During the third quarter of 2016, we determined that the amortization of loss reserves for Big Bore extended service contracts, which were included within Costs accrued and revenues deferred, should be applied to Payments and revenues recognized. As a result, for the three months ended January 31, 2016, we have reclassified $15 million of amortization of loss reserves in order to conform to our current presentation. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $317 million and $325 million at January 31, 2017 and October 31, 2016, respectively. Revenue recognized under our extended warranty programs was $34 million and $38 million for the three months ended January 31, 2017 and 2016, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2017, approximately 5,500, or 83%, of our hourly workers and approximately 300, or 6%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory decreased to approximately $388 million at January 31, 2017 from $410 million at October 31, 2016, offset by reserves of $211 million and $208 million, respectively.
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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a prospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which includes amounts related to discontinued operations and excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at January 31, 2017
Employee termination charges	$5	$6	$(2)	$—	$9
Lease vacancy	1	—	—	—	1
Other	1	—	—	—	1
Restructuring liability	$7	$6	$(2)	$—	$11

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at January 31, 2016
Employee termination charges	$62	$4	$(22)	$(2)	$42
Lease vacancy	5	—	(3)	—	2
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(25)	$(2)	$45
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. Unsuccessful efforts to appeal the ruling in the Ontario court system ended in December 2015. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario ("FSCO"). On January 12, 2017, FSCO issued its approval of the partial wind-up report. On February 27, 2017, we finalized the resolution of statutory severance pay for former employees related to the closure of our Chatham, Ontario plant, resulting in a charge of $6 million. The charge is reported within Restructuring charges in our Consolidated Statements of Operations. Potential charges in future periods could range from $0 million to $45 million, primarily related to pension and postretirement costs, which are subject to governmental approval, employee negotiation, acceptance rates and the resolution of disputes related thereto. See Note 7, Postretirement benefits for further discussion.
Asset Impairments
In the three months ended January 31, 2017, we concluded that we had triggering events related to certain operating leases. As a result, a charge of $2 million was recorded in our Truck segment.
In the first quarter of 2016, we concluded that a triggering event occurred in connection with the potential sale of Pure Power Technologies, LLC ("PPT"), a components business focused on air and fuel systems, requiring the impairment of certain assets in our Truck segment. As a result, a charge of approximately $2 million was recognized in the first quarter of 2016. The charge is reported within Asset impairment charges in our Consolidated Statements of Operations. In February 2016, we completed the sale of PPT.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $1.8 billion and $2.1 billion as of January 31, 2017 and October 31, 2016, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.4 billion and $1.7 billion as of January 31, 2017 and October 31, 2016, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	January 31, 2017	October 31, 2016
Retail portfolio	$391	$499
Wholesale portfolio	993	1,199
Total finance receivables	1,384	1,698
Less: Allowance for doubtful accounts	21	21
Total finance receivables, net	1,363	1,677
Less: Current portion, net(A)	1,161	1,457
Noncurrent portion, net	$202	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2017 and October 31, 2016, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $723 million and $829 million as of January 31, 2017 and October 31, 2016, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $56 million and $108 million as of January 31, 2017 and October 31, 2016, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions)	2017	2016
Retail notes and finance leases revenue	$9	$10
Wholesale notes interest	23	26
Operating lease revenue	17	16
Retail and wholesale accounts interest	5	7
Gross finance revenues	54	59
Less: Intercompany revenues	20	24
Finance revenues	$34	$35

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49
Provision for doubtful accounts, net of recoveries	5	—	1	6
Charge-off of accounts	(3)	—	(1)	(4)
Other(A)	(2)	—	—	(2)
Allowance for doubtful accounts, at end of period	$19	$2	$28	$49

	Three Months Ended January 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	2	—	3	5
Charge-off of accounts	(3)	—	(1)	(4)
Other(A)	(2)	—	(1)	(3)
Allowance for doubtful accounts, at end of period	$19	$4	$23	$46
____________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$12	$—	$12	$15	$—	$15
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	8	—	8
Finance receivables on non-accrual status	12	—	12	15	—	15
The average balances of the impaired finance receivables in the retail portfolio were $13 million and $20 million during the three months ended January 31, 2017 and 2016, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$353	$991	$1,344	$449	$1,198	$1,647
30-90 days past due	26	1	27	37	—	37
Over 90 days past due	12	1	13	13	1	14
Total finance receivables	$391	$993	$1,384	$499	$1,199	$1,698
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	January 31, 2017	October 31, 2016
Finished products	$628	$678
Work in process	111	46
Raw materials	283	220
Total inventories, net	$1,022	$944

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	January 31, 2017	October 31, 2016
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $13 and $14, respectively, and unamortized debt issuance costs of $7 at both dates	$1,007	$1,009
8.25% Senior Notes, due 2022 net of unamortized discount of $15 at both dates and unamortized debt issuance costs of $15 and $12, respectively	1,420	1,173
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $9 and $10, respectively, and unamortized debt issuance costs of $1 at both dates	190	189
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $21 and $24, respectively, and unamortized debt issuance costs of $4 at both dates	386	383
Financing arrangements and capital lease obligations	40	42
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	107	52
Other	24	28
Total Manufacturing operations debt	3,394	3,096
Less: Current portion	72	71
Net long-term Manufacturing operations debt	$3,322	$3,025

(in millions)	January 31, 2017	October 31, 2016
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $6 at both dates	$646	$753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021, net of unamortized debt issuance costs of $2 and $3, respectively	655	861
Commercial paper, at variable rates, program matures in 2022	73	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	97	98
Total Financial Services operations debt	1,471	1,808
Less: Current portion	517	836
Net long-term Financial Services operations debt	$954	$972
Manufacturing Operations
Senior Secured Term Loan Credit Facility
In February 2017, the Senior Secured Term Loan Credit Facility was amended, pursuant to which the Company's remaining approximately $1.0 billion loan was repriced and provisions regarding European Union bail-in legislation were inserted. The amendment reduces the interest rate applicable to the outstanding loan by 1.50%. Under the terms of the amendment, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 4.00%, or a Base Rate, plus a margin of 3.00%. In connection with the amendment, we paid a consent fee equal to 0.25% of the aggregate principal amount, a call protection fee equal to 1.00% of the aggregate principal amount, and certain other fees.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Notes
In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our Senior Notes. In March 2013, we completed the sale of an additional $300 million aggregate principal amount of Senior Notes. In January 2017, we issued an additional $250 million aggregate principal amount of Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Senior Notes are senior unsecured obligations of the Company.
We received net proceeds of approximately $250 million from the January 2017 issuance of additional Senior Notes, which included accrued interest of $4 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded as a direct deduction from the carrying amount of the Senior Notes and will be amortized through Interest expense. The debt issuance costs will be amortized over the remaining life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.5%. The proceeds from the January 2017 sale of additional Senior Notes will be used for general corporate purposes, including working capital and capital expenditures.
Financial Services Operations
Asset-backed Debt
In November 2016, the maturity date of the variable funding notes ("VFN") facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. The VFN facility is secured by assets of the wholesale note owner trust.
In December 2016, Truck Retail Accounts Corporation ("TRAC"), one of our consolidated SPEs, renewed its $100 million revolving facility to October 2017. Borrowings under this facility are secured by eligible retail accounts receivable.
Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The borrowings on the revolving portion of the facility totaled $244 million as of January 31, 2017. The balance of the term loan portion of the facility was $82 million as of January 31, 2017. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to ₱1.8 billion (the equivalent of approximately US$86 million at January 31, 2017). This program replaced the program that matured in December 2016.

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
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2017 and 2016, we contributed $22 million and $19 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $89 million to our pension plans during the remainder of 2017.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2017, and 2016, as well as anticipated contributions for the remainder of 2017, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the quarters ended January 31 is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2017	2016	2017	2016
Service cost for benefits earned during the period	$2	$2	$1	$1
Interest on obligation	27	30	12	15
Amortization of cumulative loss	29	26	6	8
Contractual termination benefits	1	—	—	—
Premiums on pension insurance	4	4	—	—
Expected return on assets	(40)	(42)	(6)	(6)
Net periodic benefit expense	$23	$20	$13	$18
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
In April 2016, we filed a qualified partial wind-up report for approval by FSCO related to the 2011 closure of our Chatham, Ontario plant. FSCO provided formal approval in January 2017. As a result of an ongoing administration review ordered in conjunction with the partial wind-up, we recognized $1 million of contractual termination charges in the first quarter of 2017.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $6 million and $7 million in the three months ended January 31, 2017 and 2016, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 10, Commitments and Contingencies.
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
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on the majority of our U.S. deferred tax assets as well as certain foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realized based on current forecasted results. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2017, the amount of liability for uncertain tax positions was $49 million. The liability at January 31, 2017 has a recorded offsetting tax benefit associated with various issues that total $12 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three months ended January 31, 2017 and 2016, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
Guarantees—We provide certain guarantees of payments and residual values, to which losses are generally capped, to specific counterparties. Fair value of these guarantees is based upon internally developed models that utilize current market-based assumptions and historical data. We classify these liabilities within Level 3. For more information regarding guarantees, see Note 10, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2017				As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$15	$—	$—	$15	$6	$—	$—	$6
Other	183	—	—	183	40	—	—	40
Derivative financial instruments:
Commodity forward contracts(A)	—	1	—	1	—	2	—	2
Foreign currency contracts(A)	—	2	—	2	—	—	—	—
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$198	$4	$—	$202	$46	$3	$—	$49
Liabilities
Derivative financial instruments:
Foreign currency contracts(C)	$—	$4	$—	$4	$—	$—	$—	$—
Guarantees	—	—	23	23	—	—	23	23
Total liabilities	$—	$4	$23	$27	$—	$—	$23	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2017	2016
Guarantees, at beginning of period	$(23)	$(10)
Transfers out of Level 3	—	—
Issuances	(1)	(1)
Settlements	1	1
Guarantees, at end of period	$(23)	$(10)
Change in unrealized gains on assets (liabilities) still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	January 31, 2017	October 31, 2016
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$12	$15
Specific loss reserve	(9)	(8)
Fair value	$3	$7
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$137	$137	$140
Notes receivable	—	—	—	—	—
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,040	1,040	1,007
8.25% Senior Notes, due 2022	1,465	—	—	1,465	1,420
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	198	198	190
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	405	405	386
Financing arrangements	—	—	16	16	35
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	229	—	229	220
Financed lease obligations	—	—	107	107	107
Other	—	—	24	24	24
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	645	645	646
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021	—	—	643	643	655
Commercial paper, at variable rates, program matures in 2022	73	—	—	73	73
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	98	98	97

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$151
Notes receivable	—	—	1	1	1
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,037	1,037	1,009
8.25% Senior Notes, due 2022	1,180	—	—	1,180	1,173
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	189	189	189
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	382	382	383
Financing arrangements	—	—	17	17	37
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	220
Financed lease obligations	—	—	52	52	52
Other	—	—	26	26	28
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2017	—	—	754	754	753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021	—	—	851	851	861
Commercial paper, at variable rates, program matures in 2022	96	—	—	96	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	98	98	98
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

10. Commitments and Contingencies
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
In March 2010, we entered into an operating agreement with GE Capital which contains automatic extensions and is subject to early termination provisions (the "Navistar Capital Operating Agreement"). Effective December 1, 2015, GE Capital assigned the Navistar Capital Operating Agreement to BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") as part of General Electric’s sale of its GE Transportation Finance business. Under the terms of the Navistar Capital Operating Agreement, GE Capital was, and now BMO is, our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at January 31, 2017 and October 31, 2016, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion and $2.4 billion at January 31, 2017 and October 31, 2016, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $100 million and $48 million and financed lease obligations of $107 million and $51 million, in our Consolidated Balance Sheets as of January 31, 2017 and October 31, 2016, respectively.
We also have issued a limited number of residual value guarantees, for which losses are generally capped. If substantial risk of loss has not transferred, we account for these arrangements as operating leases and revenue is recognized on a straight-line basis over the term of the lease. If substantial risk of loss has transferred, revenue is recognized upon sale and the amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2017, the amount of stand-by letters of credit and surety bonds was $88 million.
In addition, as of January 31, 2017, we have $30 million of outstanding purchase commitments and contracts with $46 million of cancellation fees with expiration dates through 2020.
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
In addition, other sites formerly owned by us or where we are currently operating have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these sites, we believe that we have appropriate accruals to cover costs to complete the cleanup of all sites.
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2017. The majority of these accrued liabilities are expected to be paid subsequent to 2018.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process has commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration.

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
Retiree Health Care Litigation
On October 21, 2016, two lawsuits were filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The first lawsuit (the “Committee’s Complaint”) was filed by the Supplemental Benefit Program Committee. The Committee’s Complaint was filed against NIC, NI, NFC and a former affiliate (collectively, the “Defendants”), all of which are parties to the 1993 Settlement Agreement.  Since January 1, 2012, the Navistar, Inc. Retiree Health Benefit Trust, created pursuant to the 1993 Settlement Agreement (the “Base Trust”), has received certain Medicare Part D subsidies from the federal Centers for Medicare and Medicaid Services that were made available for prescription drug benefits provided to Medicare-eligible seniors pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and has also received certain Medicare Part D coverage-gap discounts from prescription drug manufacturers that were made available to eligible seniors pursuant to the Patient Protection and Affordable Care Act (collectively, the “Subsidies”). The Committee alleges, among other things, that the Defendants breached the 1993 Settlement Agreement since January 1, 2012 by causing the Base Trust to allocate the Subsidies in a manner that improperly decreased the Defendants’ contributions to the Base Trust and increased retiree contributions. The Committee seeks damages, attorneys’ fees and costs for all alleged violations of the 1993 Settlement Agreement, including approximately $26 million, which the Committee alleges is the eligible retirees’ “fair share” of the Subsidies that were allegedly misappropriated by the Defendants from January, 2012 through April, 2015.
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
The Defendants filed motions to dismiss each complaint on January 10, 2017.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
FATMA Notice
International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at January 31, 2017), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at January 31, 2017). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney. On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA has not yet been served with the action. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA.
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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. The Company has until March 31, 2017, to appeal the class certification decision, if it chooses to do so. There are no court dates scheduled in any of the other Canadian Actions at this time.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

At the request of the various law firms representing the plaintiffs in the MDL Action, on March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015. On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017, date for plaintiffs’ class certification motion. On September 22, 2016, lead counsel for the plaintiffs filed a First Amended Consolidated Class Action Complaint (the “Amended Consolidated Complaint”). The Amended Consolidated Complaint added twenty-five additional named plaintiffs. NI and NIC answered the Amended Consolidated Complaint on October 20, 2016. After a status hearing on November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017 which extended the fact discovery deadline to November 22, 2017 and extended the completion of the class certification briefing to April 24, 2018. On January 26, 2017, the magistrate noted that the parties must first adjust the class action briefing schedule with Judge Gottschall before the deadlines for completing fact discovery relevant to class certification can be adjusted. The parties intend to file a joint motion with Judge Gottschall to request adjustment of the class action briefing schedule.
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
Discovery in the matter will proceed in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to a Case Management Order entered on August 1, 2016, fact discovery was scheduled to be completed on February 9, 2017, followed by expert discovery, and then a deadline for dispositive motions on July 20, 2017. On January 4, 2017, the parties filed a Joint Motion for Extension of Phase I Discovery and for Entry of Second Amended Scheduling Order. That proposed Scheduling Order, among other things, included a fact discovery cutoff of August 9, 2017. On January 6, 2017, the court granted the Joint Motion in part, extended the fact discovery deadline to May 9, 2017, and ordered the parties to file a new proposed scheduling order. On January 23, 2017, the court entered its Second Amended Scheduling Order, with dates that correspond to the parties’ original proposal on January 4, 2017 - namely, completion of Phase I fact discovery by August 9, 2017, and deadline for dispositive motions on February 16, 2018. After completion of the first phase, the court will, if necessary, set further dates for a remedy phase.
On May 13, 2016, the DOJ, on behalf of the EPA filed a motion for summary judgment on liability. On June 30, 2016, NIC and NI opposed the EPA's motion for summary judgment, and NIC cross-moved for summary judgment against EPA. NIC and NI filed a notice of supplemental authority and moved to supplement the summary judgment record on September 22, 2016. On March 1, 2017, the court entered a Memorandum Opinion and Order (i) granting the DOJ’s motion for summary judgment on the issue of liability with respect to NI, (ii) denying the DOJ’s motion for summary judgment on the issue of liability with respect to NIC, (iii) denying NIC’s motion for summary judgment and (iv) granting the motion of NIC and NI to supplement the record.
Based on our assessment of the facts underlying the complaint above, potential charges to the Consolidated Statement of Operations and cash outlays in future periods could range from $2 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Shareholder Derivative Litigation
In March 2013, James Gould filed a derivative complaint in the U.S. District Court for the Northern District of Illinois on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, waste of corporate assets and were unjustly enriched in relation to allegedly false statements concerning the timing of EPA certification of our EGR engine technology to meet 2010 EPA emission standards. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, disgorgement of the proceeds of certain defendants' profits from the sale of Company stock, and attorneys' fees, among other relief. On May 3, 2013, the court entered a Stipulation and Order to Stay Action, staying the case. The court has continued to extend the stay since that time.
In August 2013, Abbie Griffin filed a derivative complaint in the State of Delaware Court of Chancery, on behalf of the Company against us and certain of our current and former directors and former officers. The complaint alleges, among other things, that certain of our current and former directors and former officers committed a breach of fiduciary duty, in relation to factual allegations similar to those in the Gould action above. The plaintiff in this matter seeks compensatory damages, certain corporate governance reforms, certain injunctive relief, and attorneys' fees, among other relief. On August 29, 2013, the court entered an order staying the case. The court has continued to extend the stay since that time.
On November 9, 2016, the parties conducted a mediation and reached an agreement in principle to settle both the Gould action and the Griffin action. The settlement includes certain corporate governance reforms and an agreement on a total fee petition on behalf of plaintiffs’ counsel. The Company expects the fee to be paid by insurance. On November 22, 2016, the parties filed a Joint Status Report in the Gould case stating that they had reached an agreement in principle. On December 6, 2016, the parties executed the Stipulation of Settlement. On December 12, 2016, the Gould court entered an Order preliminarily approving of the settlement and providing for notice of the settlement. Also on December 12, 2016, the parties in the Griffin action filed a Stipulation and Proposed Order Extending Stay. The Griffin Court entered that order on December 13, 2016, and extended the stay. On February 15, 2017, the Gould court granted final approval of the settlement and entered a Final Judgment and Order of Dismissal. On February 22, 2017, the Griffin court entered a Stipulation and Order of Dismissal, completing the settlement of both derivative actions.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$21 million as of January 31, 2017), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$41 million as of January 31, 2017) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence. On July 18, 2016, IIAA and Navitrucks presented additional documents and information related to such hearings. On September 30, 2016, the parties presented their closing arguments. As of January 31, 2017, the approximate amount of the IIAA claim against Navitrucks is R$139 million (approximately US$45 million as of January 31, 2017), of which Navitrucks has acknowledged that IIAA is entitled to a credit in the approximate amount of R$78 million (approximately US$25 million as of January 31, 2017), and the approximate amount of the Navitrucks claim against IIAA is R$148 million (approximately US$48 million as of January 31, 2017).
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

IC Bus Civil RICO Litigation
On June 1, 2016, Plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against NIC, NI, and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the 40 IC brand buses owned or operated by Plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law fraud. Plaintiffs seek compensatory damages in the amount of $7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. We dispute the allegations in the lawsuit, and in August 2016 we filed a motion to dismiss this lawsuit in its entirety. On December 16, 2016, the Court granted the motion and dismissed Plaintiffs’ RICO claims without prejudice. Having dismissed the federal claims, the Court declined to exercise supplemental jurisdiction over the state common law fraud claim. On December 16, 2016, the Court dismissed Plaintiffs’ Complaint but with leave to amend. On January 17, 2017, Plaintiffs filed their amended complaint. The allegations and relief sought are substantially similar to the original complaint, except that Plaintiffs added causes of action for breach of warranty and breach of implied warranty. NIC and NI filed a motion to dismiss the amended complaint on or about February 17, 2017. The Court has scheduled a ruling date of May 4, 2017, on the new motion to dismiss.
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

11. Segment Reporting
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produces diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In addition, our Global Operations segment includes the operating results of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable. This segment also facilitates financing relationships in other countries to support our Manufacturing Operations.

Corporate contains those items that are not included in our four segments.
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2017
External sales and revenues, net	$1,017	$563	$46	$34	$3	$1,663
Intersegment sales and revenues	10	7	4	20	(41)	—
Total sales and revenues, net	$1,027	$570	$50	$54	$(38)	$1,663
Income (loss) attributable to NIC, net of tax	$(69)	$149	$(4)	$13	$(151)	$(62)
Income tax expense	—	—	—	—	(4)	(4)
Segment profit (loss)	$(69)	$149	$(4)	$13	$(147)	$(58)
Depreciation and amortization	$37	$3	$3	$13	$3	$59
Interest expense	—	—	—	20	62	82
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(B)	43	—	1	—	2	46

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2016
External sales and revenues, net	$1,081	$562	$84	$35	$3	$1,765
Intersegment sales and revenues	51	8	8	24	(91)	—
Total sales and revenues, net	$1,132	$570	$92	$59	$(88)	$1,765
Income (loss) attributable to NIC, net of tax	$(51)	$150	$(13)	$26	$(145)	$(33)
Income tax benefit	—	—	—	—	5	5
Segment profit (loss)	$(51)	$150	$(13)	$26	$(150)	$(38)
Depreciation and amortization	$34	$3	$5	$12	$4	$58
Interest expense	—	—	—	19	62	81
Equity in income (loss) of non-consolidated affiliates	1	1	(3)	—	—	(1)
Capital expenditures(B)	25	1	1	—	2	29

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2017	$1,694	$605	$354	$1,789	$952	$5,394
October 31, 2016	1,520	594	407	2,116	1,016	5,653
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $36 million and $42 million for the three months ended January 31, 2017 and 2016, respectively.

(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive loss before reclassifications	—	(12)	—	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	—	35	35
Net current-period other comprehensive income (loss)	—	(12)	35	23
Balance as of January 31, 2017	$1	$(292)	$(2,326)	$(2,617)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive loss before reclassifications	—	(33)	—	(33)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income (loss)	—	(33)	33	—
Balance as of January 31, 2016	$1	$(320)	$(2,282)	$(2,601)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended January 31,
	Location in Consolidated Statements of Operations	2017	2016
Defined benefit plans
Amortization of actuarial loss	Selling, general and administrative expenses	$35	$33
Total reclassifications for the period, net of tax		$35	$33

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions, except per share data)	2017	2016
Numerator:
Net loss attributable to Navistar International Corporation common stockholders	$(62)	$(33)

Denominator:
Weighted average shares outstanding:
Basic	81.8	81.7
Effect of dilutive securities	—	—
Diluted	81.8	81.7

Net loss per share attributable to Navistar International Corporation:
Basic	$(0.76)	$(0.40)
Diluted	(0.76)	(0.40)
The conversion rate on our 4.5% Senior Subordinated Convertible Notes due 2018 (the "2018 Convertible Notes") is 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes have an anti-dilutive effect when calculating diluted earnings per share when our average stock price is less than $58.40.
The conversion rate on our 4.75% Senior Subordinated Convertible Notes due 2019 (the “2019 Convertible Notes”) is 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes have an anti-dilutive effect when calculating diluted earnings per share when our average stock price is less than $54.07.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For both the three months ended January 31, 2017 and 2016, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the three months ended January 31, 2017 and 2016, the aggregate shares not included were 15.0 million for both periods.
Pursuant to a Stock Purchase Agreement with Volkswagen Truck & Bus ("VW T&B"), on February 28, 2017 we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a pro forma basis) in the Company), excluding transaction costs.
For both the three months ended January 31, 2017 and 2016, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

14. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of January 31, 2017 and October 31, 2016, and condensed consolidating statements of operations and comprehensive income (loss) for the three months ended January 31, 2017 and 2016, and condensed consolidating statements of cash flows for the three months ended January 31, 2017 and 2016.
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

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,262	$1,028	$(627)	$1,663
Costs of products sold	—	1,104	879	(613)	1,370
Restructuring charges	—	—	7	—	7
Asset impairment charges	—	2	—	—	2
All other operating expenses (income)	25	216	110	(14)	337
Total costs and expenses	25	1,322	996	(627)	1,716
Equity in income (loss) of affiliates	(37)	23	2	15	3
Income (loss) before income tax	(62)	(37)	34	15	(50)
Income tax expense	—	—	(4)	—	(4)
Net income (loss)	(62)	(37)	30	15	(54)
Less: Net income attributable to non-controlling interests	—	—	8	—	8
Net income (loss) attributable to Navistar International Corporation	$(62)	$(37)	$22	$15	$(62)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(62)	$(37)	$30	$15	$(54)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	—	(12)	12	(12)
Defined benefit plans, net of tax	35	33	2	(35)	35
Total other comprehensive income (loss)	23	33	(10)	(23)	23
Comprehensive income (loss)	(39)	(4)	20	(8)	(31)
Less: Net income attributable to non-controlling interests	—	—	8	—	8
Total comprehensive income (loss) attributable to Navistar International Corporation	$(39)	$(4)	$12	$(8)	$(39)

Condensed Consolidating Balance Sheet as of January 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$279	$32	$262	$—	$573
Marketable securities	163	—	35	—	198
Restricted cash	16	7	74	—	97
Finance and other receivables, net	(2)	187	1,540	(83)	1,642
Inventories	—	633	397	(8)	1,022
Investments in non-consolidated affiliates	(7,727)	6,275	51	1,454	53
Property and equipment, net	—	737	562	(9)	1,290
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	152	—	162
Other	6	136	178	(1)	319
Total assets	$(7,265)	$8,017	$3,289	$1,353	$5,394
Liabilities and stockholders’ equity (deficit)
Debt	$2,216	$1,152	$1,499	$(2)	$4,865
Postretirement benefits liabilities	—	2,835	230	—	3,065
Amounts due to (from) affiliates	(7,972)	10,748	(2,832)	56	—
Other liabilities	3,824	(166)	(808)	(57)	2,793
Total liabilities	(1,932)	14,569	(1,911)	(3)	10,723
Stockholders’ equity attributable to non-controlling interest	—	—	4	—	4
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,333)	(6,552)	5,196	1,356	(5,333)
Total liabilities and stockholders’ equity (deficit)	$(7,265)	$8,017	$3,289	$1,353	$5,394

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(268)	$(209)	$325	$174	$22
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	—	15	—	15
Net purchases of marketable securities	(136)	—	(16)	—	(152)
Capital expenditures and purchase of equipment leased to others	—	(55)	(15)	—	(70)
Other investing activities	—	—	—	—	—
Net cash used in investing activities	(136)	(55)	(16)	—	(207)
Cash flows from financing activities
Net borrowings (repayments) of debt	245	171	(298)	(174)	(56)
Other financing activities	3	8	(8)	—	3
Net cash provided by (used in) financing activities	248	179	(306)	(174)	(53)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	(156)	(85)	10	—	(231)
Cash and cash equivalents at beginning of the period	435	117	252	—	804
Cash and cash equivalents at end of the period	$279	$32	$262	$—	$573

Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,342	$1,200	$(777)	$1,765
Costs of products sold	—	1,204	1,023	(761)	1,466
Restructuring charges	—	1	2	—	3
Asset impairment charges	—	—	2	—	2
All other operating expenses (income)	19	213	108	(18)	322
Total costs and expenses	19	1,418	1,135	(779)	1,793
Equity in income (loss) of affiliates	(14)	(13)	(1)	27	(1)
Income (loss) before income tax	(33)	(89)	64	29	(29)
Income tax benefit (expense)	—	13	(8)	—	5
Net income (loss)	(33)	(76)	56	29	(24)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$(33)	$(76)	$47	$29	$(33)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(33)	$(76)	$56	$29	$(24)
Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	—	(33)	33	(33)
Defined benefit plans, net of tax	33	32	1	(33)	33
Total other comprehensive income (loss)	—	32	(32)	—	—
Comprehensive income (loss)	(33)	(44)	24	29	(24)
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Total comprehensive income (loss) attributable to Navistar International Corporation	$(33)	$(44)	$15	$29	$(33)

Condensed Consolidating Balance Sheet as of October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$435	$117	$252	$—	$804
Marketable securities	27	—	19	—	46
Restricted cash	16	6	90	—	112
Finance and other receivables, net	(1)	171	1,883	(84)	1,969
Inventories	—	639	313	(8)	944
Investments in non-consolidated affiliates	(7,714)	6,253	57	1,457	53
Property and equipment, net	—	669	580	(8)	1,241
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	150	1	161
Other	2	110	175	(2)	285
Total assets	$(7,235)	$7,975	$3,557	$1,356	$5,653
Liabilities and stockholders’ equity (deficit)
Debt	$1,965	$1,100	$1,841	$(2)	$4,904
Postretirement benefits liabilities	—	2,865	233	—	3,098
Amounts due to (from) affiliates	(7,724)	10,709	(3,040)	55	—
Other liabilities	3,822	(152)	(665)	(61)	2,944
Total liabilities	(1,937)	14,522	(1,631)	(8)	10,946
Stockholders’ equity attributable to non-controlling interest	—	—	5	—	5
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,298)	(6,547)	5,183	1,364	(5,298)
Total liabilities and stockholders’ equity (deficit)	$(7,235)	$7,975	$3,557	$1,356	$5,653

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(309)	$(332)	$226	$313	$(102)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	1	(2)	—	(1)
Net sales (purchases) of marketable securities	110	—	(103)	—	7
Capital expenditures and purchase of equipment leased to others	—	(17)	(61)	—	(78)
Other investing activities	—	—	13	—	13
Net cash provided by (used in) investing activities	110	(16)	(153)	—	(59)
Cash flows from financing activities
Net borrowings (repayments) of debt	—	292	(152)	(313)	(173)
Other financing activities	—	7	(9)	—	(2)
Net cash provided by (used in) financing activities	—	299	(161)	(313)	(175)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Decrease in cash and cash equivalents	(199)	(49)	(85)	—	(333)
Cash and cash equivalents at beginning of the period	456	81	375	—	912
Cash and cash equivalents at end of the period	$257	$32	$290	$—	$579

15. Subsequent Event
On February 28, 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to the Stock Purchase Agreement, the License and Supply Framework Agreement and the Procurement JV Framework Agreement. Pursuant to the VW T&B Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million of our shares for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a pro forma basis) in the Company).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2016. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2016 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Overview
Navistar is an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, and IC BusTM ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
First Quarter Summary
During the first quarter of 2017, we continued to take actions that we believe will improve our performance. Going forward, we will focus on our strategy which includes: growing the Core business, seeking new sources of revenue, driving operational excellence, leveraging the VW T&B alliance, investing in our people, and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In January 2017, we issued an additional $250 million aggregate principal amount of our 8.25% Senior Notes. The proceeds from the January 2017 issuance of additional Senior Notes will be used for general corporate purposes, including working capital and capital expenditures.
In February 2017, we amended the Senior Secured Term Loan Credit Facility to reprice our remaining $1.0 billion loan and insert provisions regarding European Union bail-in legislation. The amendment reduces the interest rate applicable to the outstanding loan by 1.50%.
We remain committed to product investment to increase customer value. In February 2017, we launched our new International® A26™ diesel engine. The A26™ is an all-new 12.4L engine design which we believe offers superior fuel economy and will deliver the uptime our customers demand. We continue to realize our plan to release a new or redesigned product every six months through 2018.
In February 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million of our shares for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a pro forma basis)) in the Company.
Financial Summary
Continuing Operations Results — In the first quarter of 2017, our consolidated net sales and revenues were $1.7 billion, a 6% decrease compared to the prior year quarter. The decrease primarily reflects lower volumes from our Truck segment.
In the first quarter of 2017, we incurred a loss before income taxes of $50 million, compared to a loss of $29 million in the first quarter of 2016. Our gross margin declined by $6 million primarily due to market pressures in our Core markets and lower volumes, partially offset by improved material costs in our Core markets, a decrease in adjustments to pre-existing warranties, as well as a decline in our used truck losses. We recorded a benefit to adjustments to pre-existing warranties of $17 million compared to a charge of $5 million in the prior year. Overall results were further impacted by lower Other Income.

In the first quarter of 2017, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $63 million, compared to EBITDA of $82 million in the first quarter of 2016. Excluding certain net benefits of $8 million and $5 million in the three months ended January 31, 2017 and 2016, respectively, Adjusted EBITDA was $55 million in the first quarter of 2017 compared to $77 million in the comparable period in 2016. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the first quarter of 2017, we recognized an income tax expense of $4 million, compared to an income tax benefit of $5 million in the first quarter of 2016. The increase in the income tax expense was primarily due to the non-recurring $13 million income tax benefit from the release of the valuation allowance on U.S. AMT credits in the first quarter of 2016.
In the first quarter of 2017, the net loss attributable to NIC was $62 million, or $0.76 per diluted share, compared to a loss of $33 million, or $0.40 per diluted share, in the first quarter of 2016.
We ended the first quarter of 2017 with $771 million of consolidated cash, cash equivalents and marketable securities, compared to $850 million as of October 31, 2016. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in inventories and other noncurrent assets as well as decreases in accounts payable and other current and noncurrent liabilities, repayment of short-term and long-term debt, and payments for capital expenditures and equipment leased to others, partially offset by collections of accounts and finance receivables and the issuance of $250 million of long-term debt.
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2017 as compared to the quarter ended January 31, 2016

	Three Months Ended January 31,
(in millions, except per share data and % change)	2017	2016	Change	% Change
Sales and revenues, net	$1,663	$1,765	$(102)	(6)%
Costs of products sold	1,370	1,466	(96)	(7)%
Restructuring charges	7	3	4	133%
Asset impairment charges	2	2	—	—%
Selling, general and administrative expenses	200	205	(5)	(2)%
Engineering and product development costs	63	58	5	9%
Interest expense	82	81	1	1%
Other income, net	(8)	(22)	14	(64)%
Total costs and expenses	1,716	1,793	(77)	(4)%
Equity in income (loss) of non-consolidated affiliates	3	(1)	4	N.M.
Loss before income tax	(50)	(29)	(21)	72%
Income tax benefit (expense)	(4)	5	(9)	(180)%
Net loss	(54)	(24)	(30)	125%
Less: Net income attributable to non-controlling interests	8	9	(1)	(11)%
Net loss attributable to Navistar International Corporation	$(62)	$(33)	$(29)	88%

Diluted loss per share(A)	$(0.76)	$(0.40)	$(0.36)	90%

Diluted weighted average shares outstanding	81.8	81.7	0.1	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2017	2016	Change	% Change
Truck	$1,027	$1,132	$(105)	(9)%
Parts	570	570	—	—%
Global Operations	50	92	(42)	(46)%
Financial Services	54	59	(5)	(8)%
Corporate and Eliminations	(38)	(88)	50	(57)%
Total	$1,663	$1,765	$(102)	(6)%
Truck segment net sales decreased $105 million, or 9%, primarily due to lower Core truck volumes, the cessation of sales of CAT-branded units sold to Caterpillar Inc. ("Caterpillar"), as well as the decline in sales due to the sale of Pure Power Technologies ("PPT") in the second quarter of 2016. Chargeouts from our Core markets were down 7%, which is reflective of lower market share and Class 8 industry volumes. The decline primarily reflects a 25% decrease in Class 8 heavy trucks, partially offset by a 6% increase in Class 8 severe service trucks. Truck chargeouts in school buses and Class 6 and 7 medium trucks were comparable to the prior year.
Parts segment net sales were comparable to the prior year primarily due to higher U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales, offset by lower volumes in Export and Mexico.
Global Operations segment net sales decrease of $42 million, or 46% was driven by lower volumes in our South America engine operations as well as the cessation of sales to an OEM customer in 2016. Engine volumes declined 69% compared to the prior year period due, in part, to the continued economic downturn in the Brazilian economy. The decrease in volume was partially offset by favorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian real to the U.S. dollar has strengthened by 15%.
Financial Services segment net revenues decreased by $5 million, or 8%. The decrease is primarily driven by lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Costs of products sold
In the first quarter of 2017, Costs of products sold decreased by $96 million, reflecting the impact of lower volumes, improved material costs in our Core markets, a decrease in adjustments to pre-existing warranties, as well as a decline in our used truck losses. In the first quarter of 2017, we recognized a benefit for adjustments to pre-existing warranties of $17 million, compared to a charge of $5 million in the first quarter of 2016. The benefit in 2017 is due to the favorable impact of a one time benefit recognized as an adjustment to pre-existing warranties in our Global Operations segment as well as a reduction in claim frequency across both the Medium Duty and Big Bore engine families in our Truck Segment. The benefit in our Truck segment decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Engineering and product development costs
The Engineering and product development costs increase of $5 million in the first quarter of 2017 is primarily driven by higher costs in our Truck segment related to our long-term agreements with General Motor Company ("GM") in the development and manufacture of Class 4/5 vehicles. We continue efforts to focus spending on our Core markets including launching new and redesigned products. Our plan to release a new or redesigned product, on average, every six months through 2018. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017.
Other income, net
We recognized Other income of $8 million in the first quarter of 2017, compared to $22 million in the comparable prior year period. The decrease in Other income is primarily driven by the recognition of a $15 million one-time fee received from a third party during the comparable prior year period.

Income tax benefit (expense)
In the first quarter of 2017, we recognized income tax expense of $4 million, compared to an income tax benefit of $5 million in the first quarter of 2016. The difference between the income tax expense in 2017 and the income tax benefit in 2016 is primarily due to a $13 million benefit from the release of the valuation allowance on the U.S. AMT credit, due to U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2017 and 2016 relates to Ford's non-controlling interest in BDP.
Segment Results of Operations
We define segment profit (loss) as net income (loss) attributable to NIC excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 11, Segment Reporting, to the accompanying consolidated financial statements.
Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2017	2016	Change	% Change
Truck segment sales, net	$1,027	$1,132	$(105)	(9)%
Truck segment loss	(69)	(51)	(18)	35%
Segment sales
In the first quarter of 2017, the Truck segment net sales decreased by $105 million, or 9%, primarily due to lower Core market volumes, the cessation of sales of CAT-branded units sold to Caterpillar, as well as the decline in sales due to the sale of PPT, in the second quarter of 2016. Truck chargeouts from our Core markets were down 7%, which is reflective of lower market share and Class 8 industry volumes. The decline primarily reflects a 25% decrease in Class 8 heavy trucks, partially offset by a 6% increase in Class 8 severe service trucks. Truck chargeouts in school buses and Class 6 and 7 medium trucks were comparable to the prior year.
Segment loss
In the first quarter of 2017, the Truck segment loss increased by $18 million, or 35%. The increase in segment loss was primarily driven by market pressures, the impact of lower Core market volumes, and a decrease in Other Income, partially offset by lower used truck losses, improved material costs, and lower adjustments to pre-existing warranties.
In the first quarter of 2017, our Truck segment recorded a benefit for adjustments to pre-existing warranties of $8 million compared to a charge of $5 million in the comparable prior year period. The benefit in 2017 primarily relates to a reduction in claim frequency across both the Medium Duty and Big Bore engine families. This benefit decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Additionally, our decline in Other Income in the three months ended January 31, 2017 is due to the recognition of a $15 million one-time fee received from a third party during the comparable prior year period.

Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2017	2016	Change	% Change
Parts segment sales, net	$570	$570	$—	—%
Parts segment profit	149	150	(1)	(1)%
Segment sales
In the first quarter of 2017, the Parts segment net sales were comparable to the prior year primarily due to higher to U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales, offset by lower volumes in export and Mexico.
Segment profit
In the first quarter of 2017, the Parts segment results were comparable to the prior year period primarily due to the expected margin declines in BDP, which were offset by lower intercompany access fees. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees are due to cost-reduction initiatives in the Truck segment, including significant decreases in engineering and product development costs in recent years.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2017	2016	Change	% Change
Global Operations segment sales, net	$50	$92	$(42)	(46)%
Global Operations segment loss	(4)	(13)	9	(69)%
Segment sales
In the first quarter of 2017, the Global Operations segment net sales decrease of $42 million, or 46%, was driven by lower volumes in our South America engine operations as well as the cessation of sales to an OEM customer in 2016. Engine volumes declined 69% compared to the prior year period due, in part, to the continued economic downturn in the Brazilian economy. The decrease in volume was partially offset by favorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian real to the U.S. dollar has strengthened by 15%.
Segment loss
In the first quarter of 2017, the Global Operations segment results improved by $9 million, or 69%, primarily due to lower manufacturing and SG&A costs as a result of our prior year restructuring and cost reduction efforts as well as the favorable impact of a one time benefit of $9 million recognized as an adjustment to pre-existing warranties, partially offset by lower volumes.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2017	2016	Change	% Change
Financial Services segment revenues, net	$54	$59	$(5)	(8)%
Financial Services segment profit	13	26	(13)	(50)%
Segment revenues
In the first quarter of 2017, the Financial Services segment net revenues decreased by $5 million, or 8%. The decrease is primarily driven by lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Segment profit
In the first quarter of 2017, the Financial Services segment profit decreased by $13 million, or 50%. The decrease is primarily driven by lower interest margins, a decline in other revenue due to lower interest income from certain intercompany loans and an increase in the provision for loan losses in Mexico.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	7,400	6,300	1,100	17%
Class 6 and 7 medium trucks	19,800	20,700	(900)	(4)%
Class 8 heavy trucks	32,000	47,700	(15,700)	(33)%
Class 8 severe service trucks(B)	13,700	14,300	(600)	(4)%
Total Core markets	72,900	89,000	(16,100)	(18)%
Combined class 8 trucks	45,700	62,000	(16,300)	(26)%
Navistar Core retail deliveries	10,800	12,800	(2,000)	(16)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	20%	18%	20%	27%	20%
Class 8 heavy trucks	9%	13%	9%	11%	10%
Class 8 severe service trucks(A)	13%	14%	12%	11%	16%
Combined class 8 trucks	10%	13%	10%	11%	11%
_______________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

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

	Three Months Ended January 31,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,100	2,000	100	5%
Class 6 and 7 medium trucks	6,500	5,300	1,200	23%
Class 8 heavy trucks	3,700	4,100	(400)	(10)%
Class 8 severe service trucks(B)	2,100	2,400	(300)	(13)%
Total Core markets	14,400	13,800	600	4%
Combined class 8 trucks	5,800	6,500	(700)	(11)%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
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

	Three Months Ended January 31,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,400	1,600	800	50%
Class 6 and 7 medium trucks	6,500	6,100	400	7%
Class 8 heavy trucks	2,400	13,700	(11,300)	(82)%
Class 8 severe service trucks(B)	5,500	2,800	2,700	96%
Total Core markets	16,800	24,200	(7,400)	(31)%
Combined class 8 trucks	7,900	16,500	(8,600)	(52)%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended January 31,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	1,800	1,800	—	—%
Class 6 and 7 medium trucks	3,900	3,900	—	—%
Class 8 heavy trucks	2,700	3,600	(900)	(25)%
Class 8 severe service trucks(B)	1,800	1,700	100	6%
Total Core markets	10,200	11,000	(800)	(7)%
Non "Core" military	200	—	200	N.M.
Other markets(C)	1,700	1,700	—	—%
Total worldwide units	12,100	12,700	(600)	(5)%
Combined class 8 trucks	4,500	5,300	(800)	(15)%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

(C)	Other markets primarily consist of Export Truck and Mexico.
Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	January 31, 2017	October 31, 2016
Consolidated cash and cash equivalents	$573	$804
Consolidated marketable securities	198	46
Consolidated cash, cash equivalents, and marketable securities	$771	$850

	As of
(in millions)	January 31, 2017	October 31, 2016
Manufacturing operations	$697	$800
Financial Services operations	74	50
Consolidated cash, cash equivalents, and marketable securities	$771	$850
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represents our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature.
Consolidated cash, cash equivalents, and marketable securities totaled $771 million at January 31, 2017, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, (v) equity proceeds from our new alliance with VWT&B, and (vi) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet the financing requirements of Navistar, our dealers, and retail customers.
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $175 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of January 31, 2017, we had no borrowings, and we have limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Manufacturing operations sold $1.5 billion of wholesale notes and accounts receivable to our Financial Services operations during the three months ended January 31, 2017. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.1 billion as of January 31, 2017. Our Financial Services operations also make loans and provide dividends and return of capital to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $151 million at January 31, 2017.
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). During the three months ended January 31, 2017 we decreased our borrowings under the Intercompany Used Truck Loan by $27 million to $108 million. Our Manufacturing operations also has an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the three months ended January 31, 2017, our borrowings under the Intercompany Revolving Loan agreement remained $18 million. Our Financial Services operations in Mexico extends working capital loans to our Manufacturing operations in Mexico for orders received. During the three months ended January 31, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements decreased by $25 million to $25 million.
Our Financial Services operations have traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund products sold or leased by Navistar, our dealers, and retail customers. We use a number of special purpose entities ("SPEs") to securitize receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, International Truck Leasing Corporation finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts. Our Financial Services operations in Mexico provide vehicle financing, leasing and insurance brokerage services to our dealers and retail customers in Mexico.
As of January 31, 2017, the aggregate amount available to fund finance receivables under our Financial Services facilities was $648 million.
In January 2017, we issued an additional $250 million aggregate principal amount of our 8.25% Senior Notes. Interest related to the 8.25% Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The proceeds from the January 2017 issuance of additional 8.25% Senior Notes will be used for general corporate purposes, including working capital and capital expenditures. For additional information, see Note 6, Debt, to the accompanying consolidated financial statements.

In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was further reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase. The borrowings on the revolving portion of the facility totaled $244 million as of January 31, 2017. The balance of the term loan portion of the facility was $82 million as of January 31, 2017.
In November 2016, NFSC extended the maturity date of the variable funding notes facility ("VFN") facility from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In December 2016, NFC extended its $100 million TRAC facility from April 2017 to October 2017.
Cash Flow Overview

	Three Months Ended January 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities(B)	$(229)	$251	$22
Net cash provided by (used in) investing activities	(213)	6	(207)
Net cash provided by (used in) financing activities(B)	188	(241)	(53)
Effect of exchange rate changes on cash and cash equivalents	(1)	8	7
Increase (decrease) in cash and cash equivalents	(255)	24	(231)
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$506	$67	$573

	Three Months Ended January 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities(B)	$(350)	$248	$(102)
Net cash used in investing activities	(20)	(39)	(59)
Net cash provided by (used in) financing activities(B)	44	(219)	(175)
Effect of exchange rate changes on cash and cash equivalents	(7)	10	3
Decrease in cash and cash equivalents	(333)	—	(333)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$544	$35	$579
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

(B)
Adjustments have been made within Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities sections to conform to the quarter ended January 31, 2017 presentation. The reclassification did not impact our Consolidated Statements of Cash Flows.

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $229 million and $350 million in the three months ended January 31, 2017 and 2016, respectively. The lower use of cash from operating activities in 2017 compared to 2016 was primarily attributable to lower accounts payable payments, a smaller increase in inventories, and lower decreases in other current and noncurrent liabilities, partially offset by a decrease in the collection of accounts receivable, an increase in other current assets and a lower amount of funding provided by Financial Services.
Cash paid for interest, net of amounts capitalized, was $66 million and $67 million in the three months ended January 31, 2017 and 2016, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $213 million and $20 million in the three months ended January 31, 2017 and 2016, respectively. The net decrease in cash flow from investing activities in 2017 compared to 2016 was primarily attributable to lower sales and maturities as well as higher purchases of marketable securities and higher payments for capital expenditures and purchases of equipment leased to others.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $188 million and $44 million in the three months ended January 31, 2017 and 2016, respectively. The net increase in cash flow from financing activities in 2017 compared to 2016 was primarily attributable to issuing an additional $250 million of our 8.25% Senior Notes, partially offset by repayments of loans to our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $251 million and $248 million in the three months ended January 31, 2017 and 2016, respectively. The net increase in cash provided by operating activities in 2017 was primarily due to a greater decline in the level of finance receivables funded, partially offset by the decline in segment profit of our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $18 million and $15 million in the three months ended January 31, 2017 and 2016, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash provided by investing activities was $6 million in the three months ended January 31, 2017 compared to cash used of $39 million in the comparable prior year period. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses, respectively, of cash from investing activities in 2017 and 2016. The cash provided by investing activities in the current quarter was primarily due to a decline in the restricted cash levels relating to our secured borrowings, partially offset by the decline in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $241 million and $219 million in the three months ended January 31, 2017 and 2016, respectively. The net increase in cash used in financing activities in 2017 was primarily due to the repayment of debt associated with the greater decline in the level of finance receivables funded, partially offset by repayments received from the Manufacturing operations for intercompany financing programs.
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

EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2017	2016
Loss attributable to NIC, net of tax	$(62)	$(33)
Plus:
Depreciation and amortization expense	59	58
Manufacturing interest expense(A)	62	62
Less:
Income tax benefit (expense)	(4)	5
EBITDA	$63	$82
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended January 31,
(in millions)	2017	2016
Interest expense	$82	$81
Less: Financial services interest expense	20	19
Manufacturing interest expense	$62	$62
Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2017	2016
EBITDA (reconciled above)	$63	$82
Less significant items of:
Adjustments to pre-existing warranties(A)	(17)	5
North America asset impairment charges(B)	2	2
Restructuring of North American manufacturing operations(C)	7	—
Cost reduction and other strategic initiatives	—	3
One-time fee received(D)	—	(15)
Total adjustments	(8)	(5)
Adjusted EBITDA	$55	$77
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

(B)
During the first quarter of 2017, we recorded $2 million of asset impairment charges relating to certain operating leases. During the first quarter of 2016, we recorded $2 million of asset impairment charges relating to certain long lived assets.

(C)	During the first quarter of 2017, we recorded $7 million of restructuring charges related to the 2011 closure of our Chatham, Ontario plant.

(D)	During the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other income, net.

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
For the three months ended January 31, 2017 and 2016, we contributed $22 million and $19 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $89 million during the remainder of 2017. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2018 through 2020, we will be required to contribute $135 million to $205 million per year to the Plans, depending on asset performance and discount rates.
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
In addition, other sites formerly owned by us or where we are currently operating have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these sites, we believe that we have appropriate accruals to cover costs to complete the cleanup of all sites.

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has also stated that it intends to propose in 2017 a heavy duty phase 2 GHG rule largely harmonized with the federal rule. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital and will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standard. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2016. During the three months ended January 31, 2017, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories

Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the set (Step 2). Fewer transactions are expected to involve acquiring or selling a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a prospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2016. During the three months ended January 31, 2017, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the three months ended January 31, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2016.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 7, 2017