Form 10-Q
period 2017-04-30
NAVISTAR INTERNATIONAL CORP
filed 2017-06-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2017, the number of shares outstanding of the registrant’s common stock was 98,148,404, net of treasury shares.

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2017	2016	2017	2016
Sales and revenues
Sales of manufactured products, net	$2,063	$2,164	$3,692	$3,894
Finance revenues	33	33	67	68
Sales and revenues, net	2,096	2,197	3,759	3,962
Costs and expenses
Costs of products sold	1,776	1,845	3,146	3,311
Restructuring charges	2	3	9	6
Asset impairment charges	5	3	7	5
Selling, general and administrative expenses	221	202	421	407
Engineering and product development costs	65	61	128	119
Interest expense	89	81	171	162
Other expense (income), net	9	(25)	1	(47)
Total costs and expenses	2,167	2,170	3,883	3,963
Equity in income of non-consolidated affiliates	2	2	5	1
Income (loss) before income taxes	(69)	29	(119)	—
Income tax expense	(6)	(16)	(10)	(11)
Net income (loss)	(75)	13	(129)	(11)
Less: Net income attributable to non-controlling interests	5	9	13	18
Net income (loss) attributable to Navistar International Corporation	$(80)	$4	$(142)	$(29)

Income (loss) per share attributable to Navistar International Corporation:
Basic	$(0.86)	$0.05	$(1.62)	$(0.35)
Diluted	(0.86)	0.05	(1.62)	(0.35)

Weighted average shares outstanding:
Basic	93.3	81.7	87.5	81.7
Diluted	93.3	82.0	87.5	81.7

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net income (loss)	$(75)	$13	$(129)	$(11)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	50	(8)	17
Defined benefit plans, net of tax	34	15	69	48
Total other comprehensive income	38	65	61	65
Comprehensive income (loss)	(37)	78	(68)	54
Less: Net income attributable to non-controlling interests	5	9	13	18
Total comprehensive income (loss) attributable to Navistar International Corporation	$(42)	$69	$(81)	$36

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$771	$804
Restricted cash and cash equivalents	112	64
Marketable securities	178	46
Trade and other receivables, net	300	276
Finance receivables, net	1,459	1,457
Inventories, net	946	944
Other current assets	181	168
Total current assets	3,947	3,759
Restricted cash	48	48
Trade and other receivables, net	17	16
Finance receivables, net	232	220
Investments in non-consolidated affiliates	55	53
Property and equipment (net of accumulated depreciation and amortization of $2,480 and $2,553, respectively)	1,324	1,241
Goodwill	38	38
Intangible assets (net of accumulated amortization of $130 and $124, respectively)	46	53
Deferred taxes, net	161	161
Other noncurrent assets	84	64
Total assets	$5,952	$5,653
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$744	$907
Accounts payable	1,240	1,113
Other current liabilities	1,138	1,183
Total current liabilities	3,122	3,203
Long-term debt	4,321	3,997
Postretirement benefits liabilities	2,941	3,023
Other noncurrent liabilities	695	723
Total liabilities	11,079	10,946
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock (103.1 and 86.8 shares issued, respectively, and $0.10 par value per share and 220 shares authorized at both dates)	10	9
Additional paid-in capital	2,732	2,499
Accumulated deficit	(5,105)	(4,963)
Accumulated other comprehensive loss	(2,579)	(2,640)
Common stock held in treasury, at cost (4.9 and 5.2 shares, respectively)	(191)	(205)
Total stockholders’ deficit attributable to Navistar International Corporation	(5,131)	(5,298)
Stockholders’ equity attributable to non-controlling interests	4	5
Total stockholders’ deficit	(5,127)	(5,293)
Total liabilities and stockholders’ deficit	$5,952	$5,653

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2017	2016
Cash flows from operating activities
Net loss	$(129)	$(11)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	74
Depreciation of equipment leased to others	37	37
Deferred taxes, including change in valuation allowance	(2)	(3)
Asset impairment charges	7	5
Loss on sales of investments and businesses, net	—	2
Amortization of debt issuance costs and discount	23	17
Stock-based compensation	12	7
Provision for doubtful accounts, net of recoveries	7	8
Equity in income of non-consolidated affiliates, net of dividends	1	—
Write-off of debt issuance cost and discount	4	—
Other non-cash operating activities	(9)	(8)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(133)	(232)
Net cash used in operating activities	(107)	(104)
Cash flows from investing activities
Purchases of marketable securities	(589)	(283)
Sales of marketable securities	440	177
Maturities of marketable securities	17	37
Net change in restricted cash and cash equivalents	(48)	(19)
Capital expenditures	(66)	(53)
Purchases of equipment leased to others	(37)	(78)
Proceeds from sales of property and equipment	14	17
Investments in non-consolidated affiliates	(2)	—
Proceeds from sales of affiliates	—	36
Net cash used in investing activities	(271)	(166)
Cash flows from financing activities
Proceeds from issuance of securitized debt	5	75
Principal payments on securitized debt	(56)	(19)
Net change in secured revolving credit facilities	21	38
Proceeds from issuance of non-securitized debt	383	110
Principal payments on non-securitized debt	(278)	(162)
Net change in notes and debt outstanding under revolving credit facilities	42	(105)
Principal payments under financing arrangements and capital lease obligations	(1)	(1)
Debt issuance costs	(18)	(1)
Proceeds from financed lease obligations	16	12
Issuance of common stock	256	—
Stock issuance costs	(11)	—
Proceeds from exercise of stock options	3	—
Dividends paid by subsidiaries to non-controlling interest	(15)	(19)
Other financing activities	(3)	1
Net cash provided by (used in) financing activities	344	(71)
Effect of exchange rate changes on cash and cash equivalents	1	18
Decrease in cash and cash equivalents	(33)	(323)
Cash and cash equivalents at beginning of the period	804	912
Cash and cash equivalents at end of the period	$771	$589

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(142)	—	—	13	(129)
Total other comprehensive income	—	—	—	—	61	—	—	61
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(13)	—	—	14	—	1
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(15)	(15)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Other	—	(1)	—	—	—	—	1	—
Balance as of April 30, 2017	$2	$10	$2,732	$(5,105)	$(2,579)	$(191)	$4	$(5,127)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(29)	—	—	18	(11)
Total other comprehensive income	—	—	—	—	65	—	—	65
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(4)	—	—	4	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(19)	(19)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	1	1
Balance as of April 30, 2016	$2	$9	$2,498	$(4,895)	$(2,536)	$(206)	$7	$(5,121)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $43 million and $51 million and liabilities of $17 million and $16 million as of April 30, 2017 and October 31, 2016, respectively, including $12 million and $6 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $943 million and $865 million as of April 30, 2017 and October 31, 2016, respectively, and liabilities of $703 million and $722 million as of April 30, 2017 and October 31, 2016, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $254 million and $249 million as of April 30, 2017 and October 31, 2016, respectively, and corresponding liabilities of $123 million and $136 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory decreased to $342 million at April 30, 2017 from $410 million at October 31, 2016, offset by reserves of $216 million and $208 million, respectively.
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
The following table presents our used truck reserve:

	Six Months Ended April 30,
(in millions)	2017	2016
Balance at beginning of period	$208	$110
Additions charged to expense(A)	88	84
Deductions/Other adjustments(B)	(80)	(26)
Balance at end of period	$216	$168
_________________________

(A)
Additions charged to expense reflect the increase of the reserve for inventory on hand. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. In the second quarter of 2017 and 2016, we recorded a charge of $60 million and $38 million, respectively, in Costs of Products Sold in our Consolidated Statements of Operations.

(B)	Deductions/Other adjustments reflect reductions of the reserve primarily related to the sale of units to certain export markets and our Mexican subsidiary currency translation adjustments.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2017	2016
Balance at beginning of period	$818	$994
Costs accrued and revenues deferred(A)	87	94
Currency translation adjustment	(1)	1
Adjustments to pre-existing warranties(B)	(10)	51
Payments and revenues recognized(A)	(206)	(233)
Balance at end of period	688	907
Less: Current portion	352	429
Noncurrent accrued product warranty and deferred warranty revenue	$336	$478
_________________________

(A)
During the third quarter of 2016, we determined that the amortization of loss reserves for Big Bore extended service contracts, which were included within Costs accrued and revenues deferred, should be applied to Payments and revenues recognized. As a result, for the six months ended April 30, 2016, we have reclassified $25 million of amortization of loss reserves in order to conform to our current presentation. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.

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

In the second quarter of 2016, we recorded a charge for adjustments to pre-existing warranties of $46 million or $0.56 per diluted share. The pre-existing charges primarily related to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for Navistar's standard warranty obligations as well as the loss positions related to our Big Bore extended service contract.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $287 million and $325 million at April 30, 2017 and October 31, 2016, respectively. Revenue recognized under our extended warranty programs was $47 million and $81 million for the three and six months ended April 30, 2017, respectively, and $38 million and $76 million for the three and six months ended April 30, 2016, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2017, approximately 6,300, or 95%, of our hourly workers and approximately 900, or 17%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at April 30, 2017
Employee termination charges	$5	$8	$(3)	$(1)	$9
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$8	$(4)	$(1)	$10

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at April 30, 2016
Employee termination charges	$62	$6	$(49)	$—	$19
Lease vacancy	5	—	(3)	—	2
Other	1	—	—	—	1
Restructuring liability	$68	$6	$(52)	$—	$22
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
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. Unsuccessful efforts to appeal the ruling in the Ontario court system ended in December 2015. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario ("FSCO"). On January 12, 2017, FSCO issued its approval of the partial wind-up report. On February 27, 2017, we finalized the resolution of statutory severance pay for former employees related to the closure of our Chatham, Ontario plant, resulting in a charge of $6 million in the first quarter of 2017. The charge is reported within Restructuring charges in our Consolidated Statements of Operations. Once the wind-up is complete, severance has been paid, and pension elections have been made by participants, there may be adjustments made to pension and post-retirement accruals which could be material. See Note 7, Postretirement benefits for further discussion.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Asset Impairments
In the six months ended April 30, 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, charges of $7 million were recorded in our Truck segment.
In the six months ended April 30, 2016, we concluded that we had a triggering event in connection with the potential sale of Pure Power Technologies, LLC ("PPT"), a components business focused on air and fuel systems, requiring the impairment of certain assets. As a result, charges of $3 million were recorded in our Truck segment. In February 2016, we completed the sale of PPT. In the six months ended April 30, 2016, we also concluded that we had a triggering event related to certain long-lived assets. As a result, charges of $2 million were recorded in our Truck segment.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 9, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.1 billion as of both April 30, 2017 and October 31, 2016. Included in total assets of our Financial Services operations are finance receivables of $1.7 billion as of both April 30, 2017 and October 31, 2016. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	April 30, 2017	October 31, 2016
Retail portfolio	$545	$499
Wholesale portfolio	1,169	1,199
Total finance receivables	1,714	1,698
Less: Allowance for doubtful accounts	23	21
Total finance receivables, net	1,691	1,677
Less: Current portion, net(A)	1,459	1,457
Noncurrent portion, net	$232	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2017 and October 31, 2016, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $854 million and $829 million as of April 30, 2017 and October 31, 2016, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $126 million and $108 million as of April 30, 2017 and October 31, 2016, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Retail notes and finance leases revenue	$10	$9	$19	$19
Wholesale notes interest	24	26	47	52
Operating lease revenue	16	16	33	32
Retail and wholesale accounts interest	6	7	11	14
Gross finance revenues	56	58	110	117
Less: Intercompany revenues	23	25	43	49
Finance revenues	$33	$33	$67	$68
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2017				Three Months Ended April 30, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49	$19	$4	$23	$46
Provision for doubtful accounts, net of recoveries	1	—	—	1	1	—	1	2
Charge-off of accounts	(1)	—	—	(1)	(1)	—	—	(1)
Other(A)	2	—	—	2	2	—	2	4
Allowance for doubtful accounts, at end of period	$21	$2	$28	$51	$21	$4	$26	$51

	Six Months Ended April 30, 2017				Six Months Ended April 30, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	6	—	1	7	3	—	4	7
Charge-off of accounts	(4)	—	(1)	(5)	(4)	—	(1)	(5)
Other(A)	—	—	—	—	—	—	1	1
Allowance for doubtful accounts, at end of period	$21	$2	$28	$51	$21	$4	$26	$51
____________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	April 30, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$23	$—	$23	$15	$—	$15
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	10	—	10	8	—	8
Finance receivables on non-accrual status	23	—	23	15	—	15
The average balances of the impaired finance receivables in the retail portfolio were $17 million and $21 million during the six months ended April 30, 2017 and 2016, respectively. See Note 9, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$505	$1,166	$1,671	$449	$1,198	$1,647
30-90 days past due	24	1	25	37	—	37
Over 90 days past due	16	2	18	13	1	14
Total finance receivables	$545	$1,169	$1,714	$499	$1,199	$1,698
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	April 30, 2017	October 31, 2016
Finished products	$619	$678
Work in process	57	46
Raw materials	270	220
Total inventories, net	$946	$944

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	April 30, 2017	October 31, 2016
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $12 and $14, respectively, and unamortized debt issuance costs of $13 and $7, respectively	$1,002	$1,009
8.25% Senior Notes, due 2022 net of unamortized discount of $14 and $15, respectively, and unamortized debt issuance costs of $15 and $12, respectively	1,421	1,173
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $8 and $10, respectively, and unamortized debt issuance costs of $1 at both dates	192	189
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $19 and $24, respectively, and unamortized debt issuance costs of $4 at both dates	388	383
Financing arrangements and capital lease obligations	38	42
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	102	52
Other	20	28
Total Manufacturing operations debt	3,383	3,096
Less: Current portion	85	71
Net long-term Manufacturing operations debt	$3,298	$3,025

(in millions)	April 30, 2017	October 31, 2016
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $5 and $6, respectively	$735	$753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021, net of unamortized debt issuance costs of $2 and $3, respectively	766	861
Commercial paper, at variable rates, program matures in 2022	93	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	88	98
Total Financial Services operations debt	1,682	1,808
Less: Current portion	659	836
Net long-term Financial Services operations debt	$1,023	$972
Manufacturing Operations
Senior Secured Term Loan Credit Facility
In February 2017, the Senior Secured Term Loan Credit Facility ("Term Loan") was amended, pursuant to which the Company's remaining approximately $1.0 billion loan was repriced and provisions regarding European Union bail-in legislation were inserted. The amendment reduces the interest rate applicable to the outstanding loan by 1.50%. Under the terms of the amendment, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 4.00%, or a Base Rate, plus a margin of 3.00%. In connection with the amendment, we paid a consent fee equal to 0.25% of the aggregate principal amount, a call protection fee equal to 1.00% of the aggregate principal amount, and certain other fees. During the second quarter of 2017, we recorded a charge of $4 million related to certain third party fees and debt issuance costs associated with the repricing of our Term Loan. The remaining debt issuance costs were recorded as a direct deduction from the carrying amount of the Term Loan and will be amortized through Interest expense over the remaining life of the Term Loan.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Notes
In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2022 ("Senior Notes"). In March 2013, we completed the sale of an additional $300 million aggregate principal amount of Senior Notes. In January 2017, we issued an additional $250 million aggregate principal amount of Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Senior Notes are senior unsecured obligations of the Company.
We received net proceeds of approximately $250 million from the January 2017 issuance of additional Senior Notes, which included accrued interest of $4 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded as a direct deduction from the carrying amount of the Senior Notes and will be amortized through Interest expense over the remaining life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes is now 8.5%. The proceeds from the January 2017 sale of additional Senior Notes are being used for general corporate purposes, including working capital and capital expenditures.
Financial Services Operations
Asset-backed Debt
In November 2016, the maturity date of the variable funding notes ("VFN") facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In May 2017, the VFN was extended to May 2018, and the maximum capacity was reduced to $425 million. The VFN facility is secured by assets of the wholesale note owner trust.
In May 2017, Truck Retail Accounts Corporation ("TRAC"), one of our consolidated SPEs, renewed its $100 million revolving facility to April 2018. Borrowings under this facility are secured by eligible retail accounts receivable.
Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The borrowings on the revolving portion of the facility totaled $274 million as of April 30, 2017. The balance of the term loan portion of the facility was $80 million as of April 30, 2017. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to ₱1.8 billion (the equivalent of approximately US$94 million at April 30, 2017). This program replaced the program that matured in December 2016.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2017, we contributed $24 million and $46 million, respectively, and for the three and six months ended April 30, 2016, $21 million and $40 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $65 million to our pension plans during the remainder of 2017.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and six months ended April 30, 2017, and 2016, as well as anticipated contributions for the remainder of 2017, are not material.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the periods ended April 30 is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost for benefits earned during the period	$2	$3	$2	$2	$4	$5	$3	$3
Interest on obligation	26	29	12	15	53	59	24	30
Amortization of cumulative loss	30	26	5	8	59	52	11	16
Amortization of prior service benefit	—	—	—	(1)	—	—	—	(1)
Contractual termination benefits	—	2	—	—	1	2	—	—
Premiums on pension insurance	4	4	—	—	8	8	—	—
Expected return on assets	(39)	(42)	(6)	(7)	(79)	(84)	(12)	(13)
Net periodic benefit expense	$23	$22	$13	$17	$46	$42	$26	$35
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
In April 2016, we filed a qualified partial wind-up report for approval by FSCO related to the 2011 closure of our Chatham, Ontario plant. FSCO provided formal approval in January 2017. As a result of an ongoing administration review ordered in conjunction with the partial wind-up, we recognized $1 million of contractual termination charges in the first quarter of 2017. Once the wind-up is complete, severance has been paid, and pension elections have been made by participants, there may be adjustments made to pension and post-retirement accruals which could be material.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $9 million and $16 million in the three and six months ended April 30, 2017, respectively, and $8 million and $15 million in the three and six months ended April 30, 2016, respectively.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2017, the amount of liability for uncertain tax positions was $48 million. The liability at April 30, 2017 has a recorded offsetting tax benefit associated with various issues that total $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and six months ended April 30, 2017, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
Guarantees—We provide certain guarantees of payments and residual values, to which losses are generally capped, to specific counterparties. The fair value of these guarantees includes a contingent component and a non-contingent component that are based upon internally developed models using unobservable inputs. We classify these liabilities within Level 3. For more information regarding guarantees, see Note 10, Commitments and Contingencies.
Impaired Finance Receivables and Impaired Assets Under Operating Leases— Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 4, Allowance for Doubtful Accounts, and for more information regarding impaired assets under operating leases, see Note 2, Restructuring and Impairments.
Impaired Property, Plant and Equipment— We measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. For more information regarding the impairment of property, plant and equipment, see Note 2, Restructuring and Impairments.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2017				As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$64	$—	$—	$64	$6	$—	$—	$6
Other	114	—	—	114	40	—	—	40
Derivative financial instruments:
Commodity forward contracts(A)	—	1	—	1	—	2	—	2
Foreign currency contracts(A)	—	4	—	4	—	—	—	—
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$178	$6	$—	$184	$46	$3	$—	$49
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$1	$—	$1	$—	$—	$—	$—
Foreign currency contracts(C)	—	9	—	9	—	—	—	—
Guarantees	—	—	19	19	—	—	23	23
Total liabilities	$—	$10	$19	$29	$—	$—	$23	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Guarantees, at beginning of period	$(23)	$(10)	$(23)	$(10)
Transfers out of Level 3	—	—	—	—
Net terminations (issuances)	2	(10)	1	(11)
Settlements	2	1	3	2
Guarantees, at end of period	$(19)	$(19)	$(19)	$(19)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$151	$151	$155
Notes receivable	—	—	—	—	—
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,041	1,041	1,002
8.25% Senior Notes, due 2022	1,470	—	—	1,470	1,421
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	197	197	192
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	401	401	388
Financing arrangements	—	—	16	16	34
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	229	—	229	220
Financed lease obligations	—	—	102	102	102
Other	—	—	20	20	20
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	737	737	735
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2021	—	—	752	752	766
Commercial paper, at variable rates, program matures in 2022	93	—	—	93	93
Borrowings secured by operating and finance leases, at various rates, due serially through 2021	—	—	89	89	88

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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at April 30, 2017 and October 31, 2016, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion and $2.4 billion at April 30, 2017 and October 31, 2016, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $93 million and $48 million and financed lease obligations of $102 million and $51 million, in our Consolidated Balance Sheets as of April 30, 2017 and October 31, 2016, respectively.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2017, the amount of stand-by letters of credit and surety bonds was $85 million.
In addition, as of April 30, 2017, we have $22 million of outstanding purchase commitments and contracts with $40 million of cancellation fees with expiration dates through 2021.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2017. The majority of these accrued liabilities are expected to be paid subsequent to 2018.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Retiree Health Care Litigation
On October 21, 2016, two lawsuits were filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The first lawsuit (the “Committee’s Complaint”) was filed by the Supplemental Benefit Program Committee. The Committee’s Complaint was filed against NIC, NI, NFC and a former affiliate, all of which are parties to the 1993 Settlement Agreement. Since January 1, 2012, the Navistar, Inc. Retiree Health Benefit Trust, created pursuant to the 1993 Settlement Agreement (the “Base Trust”), has received certain Medicare Part D subsidies from the federal Centers for Medicare and Medicaid Services that were made available for prescription drug benefits provided to Medicare-eligible seniors pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and has also received certain Medicare Part D coverage-gap discounts from prescription drug manufacturers that were made available to eligible seniors pursuant to the Patient Protection and Affordable Care Act (collectively, the “Subsidies”). The Committee alleges, among other things, that the defendants breached the 1993 Settlement Agreement since January 1, 2012 by causing the Base Trust to allocate the Subsidies in a manner that improperly decreased the defendants’ contributions to the Base Trust and increased retiree contributions. The Committee seeks damages, attorneys’ fees and costs for all alleged violations of the 1993 Settlement Agreement, including approximately $26 million which the Committee alleges is the eligible retirees’ “fair share” of the Subsidies that were allegedly misappropriated by the defendants from January, 2012 through April, 2015.
The second lawsuit was filed by two individual members of the Committee (the “Committee Members”) who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement. The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement. The Committee Members allege, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under the ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of the Subsidies) for the Company’s benefit. The Committee Members request that the court order the defendants to restore all losses to the Base Trust, including approximately $26 million, which the Committee Members allege is the Plan participants’ “fair share” of the Subsidies that were allegedly misappropriated by the defendants from January 2012 through April 2015. The Committee Members also request that the court enjoin the defendants from alleged future violations of the Plan and ERISA with respect to treatment of the Subsidies, order the defendants to remedy all alleged ERISA-prohibited transactions and pay the Committee Members’ attorneys’ fees and costs.
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice stating that the Committee lacked standing to bring its claims and overruled the defendants' motion to dismiss the Committee Members' Complaint, subject to the parties conducting limited discovery and filing cross-motions for summary judgment on whether the Committee Members' Complaint is barred by the statute of limitations by August 10, 2017.
On April 6, 2017, a motion was filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The motion was filed by the current "Other Member" of the Health Benefit Program Committee ("HBPC"). The HBPC is provided for in the 1993 Settlement Agreement and the HBPC currently consists of the Other Member, three members appointed by the Company ("Company Members"), and two members appointed by the UAW. NI and the Company Members are named as defendants in the motion. The motion alleges that NI and the Company Members impermissibly interfered with the Other Member's ability to discharge his rights and duties relating to eligibility for Plan benefits for an unknown number of non-represented employees and retirees. He requests the court (a) find that all prior Plan eligibility determinations made by NI and the HBPC are invalid to the extent they were not based on eligibility criteria in a plan which pre-dated the Plan; and (b) find all employees or retirees who were improperly denied Plan benefits based on the application of incorrect eligibility criteria, to retroactively enroll them in the Plan, and to reimburse those retirees for costs they incurred as a result of the prior improper determinations of Plan eligibility. He estimates 1,000 non-represented employees or retirees were wrongfully denied Plan benefits. He also requests the court direct him to oversee NI's compliance with the requested relief order. The defendants filed their response to the motion on May 11, 2017 and the Other Member filed his reply on May 17, 2017.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

FATMA Notice
International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at April 30, 2017), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at April 30, 2017). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney. On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA.
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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. To date, no appeals have been filed, but the deadline for the Company to appeal the class certification decision has been extended indefinitely, subject to a 15-day termination.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the Court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. The class authorization hearing in Quebec has not been scheduled, and there are no court dates scheduled in any of the other Canadian Actions at this time.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extends the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' January 25, 2017 proposed case management order extending the deadline for fact discovery to November 22, 2017.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

EPA Clean Air Act Litigation
In February 2012, NI received a Notice of Violation ("NOV") from the United States Environmental Protection Agency (the "EPA") pertaining to certain heavy-duty diesel engines which, according to the EPA, were not completely assembled by NI until calendar year 2010 and, therefore, were not covered by NI's model year 2009 certificates of conformity. The NOV concluded that NI's introduction into commerce of each of these engines violated the Federal Clean Air Act.
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
Discovery in the matter is proceeding in two phases: fact discovery followed by expert discovery. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's Second Amended Scheduling Order entered on January 23, 2017, the Phase I liability fact discovery is to be completed by August 9, 2017, and the deadline for dispositive motions is set for February 16, 2018. After completion of the liability phase, the court will set further dates for a remedy phase.
On May 13, 2016, the DOJ, on behalf of the EPA filed a motion for summary judgment on liability. On June 30, 2016, NIC and NI opposed the EPA's motion for summary judgment, and NIC cross-moved for summary judgment against EPA. On March 1, 2017, the court entered a Memorandum Opinion and Order (i) granting the DOJ’s motion for summary judgment on the issue of liability with respect to NI, (ii) denying the DOJ’s motion for summary judgment on the issue of liability with respect to NIC, and (iii) denying NIC’s motion for summary judgment.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of April 30, 2017), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$40 million as of April 30, 2017) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
On July 18, 2016, IIAA and Navitrucks presented additional documents and information related to the hearing held on June 13-15, 2016. On September 30, 2016, the parties presented their final allegations. On April 20, 2017, the arbitral tribunal issued a partial award granting a portion of the relief sought by each of the parties. Specifically, the arbitral tribunal held that: (a) Navitrucks failed to pay certain amounts to IIAA for the purchase of vehicles under its agreements with IIAA, thereby breaching its contractual obligations; and (b) IIAA breached its contractual obligations under its agreements with Navitrucks due to its failure to fulfill its promises to invest in products, infrastructure, and a dealership network. Furthermore, the arbitral tribunal held that, due to the mutual breach of the agreements between IIAA and Navitrucks, the agreements should be deemed terminated.
The damages calculation phase is the next step in the arbitration and is estimated to be one year or longer in duration. In the damages calculation phase, the actual monetary amount of the damages owed from one party to the other will be definitively determined.
As of April 30, 2017, the approximate amount of the IIAA claim against Navitrucks is R$145 million (approximately US$45 million as of April 30, 2017), of which Navitrucks has acknowledged that IIAA is entitled to a credit in the approximate amount of R$81 million (approximately US$25 million as of April 30, 2017), and the approximate amount of the Navitrucks claim against IIAA is R$153 million (approximately US$48 million as of April 30, 2017).
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
IC Bus Civil RICO Litigation
On June 1, 2016, Plaintiffs Polar Express School Bus and Lakeview Bus Lines filed a lawsuit against NIC, NI, and IC Bus, LLC in the U.S. District Court for the Northern District of Illinois. The lawsuit alleges that the 40 IC brand buses owned or operated by Plaintiffs contain defective ABS braking systems and also engines with defective emissions control systems. Plaintiffs claim that NIC, its subsidiaries, and their authorized dealers deliberately concealed the alleged defects, and the lawsuit seeks to plead causes of action under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law fraud. Plaintiffs seek compensatory damages in the amount of $7 million, treble damages, punitive damages in the amount of $50 million, and attorneys’ fees and costs. We dispute the allegations in the lawsuit, and in August 2016 we filed a motion to dismiss this lawsuit in its entirety. On December 16, 2016, the Court granted the motion and dismissed Plaintiffs’ RICO claims without prejudice. Having dismissed the federal claims, the Court declined to exercise supplemental jurisdiction over the state common law fraud claim. On December 16, 2016, the Court dismissed Plaintiffs’ Complaint but with leave to amend. On January 17, 2017, Plaintiffs filed their amended complaint. The allegations and relief sought are substantially similar to the original complaint, except that Plaintiffs added causes of action for breach of warranty and breach of implied warranty. NIC and NI filed a motion to dismiss the amended complaint on February 17, 2017. Plaintiffs filed a notice of voluntary dismissal without prejudice on March 17, 2017, and the court terminated the case on March 21, 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Other
U.S. Department of Defense Subpoena
In the third quarter of 2016, Navistar Defense, LLC ("ND") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from DOD IG and the U.S. Department of Justice, to discuss the matter. ND has been in ongoing discussions with the DOD IG and the Department of Justice. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from DOD IG and the U.S. Department of Justice, to further discuss the matter. ND has agreed to provide additional information relating to pricing of the ISS and to meet with the government again on June 13, 2017. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. In addition, our Global Operations segment includes the operating results of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2017
External sales and revenues, net	$1,391	$604	$66	$33	$2	$2,096
Intersegment sales and revenues	7	6	4	23	(40)	—
Total sales and revenues, net	$1,398	$610	$70	$56	$(38)	$2,096
Income (loss) attributable to NIC, net of tax	$(56)	$153	$(7)	$15	$(185)	$(80)
Income tax expense	—	—	—	—	(6)	(6)
Segment profit (loss)	$(56)	$153	$(7)	$15	$(179)	$(74)
Depreciation and amortization	$31	$3	$4	$12	$3	$53
Interest expense	—	—	—	21	68	89
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	14	1	2	1	2	20

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2016
External sales and revenues, net	$1,459	$640	$64	$33	$1	$2,197
Intersegment sales and revenues	21	7	13	25	(66)	—
Total sales and revenues, net	$1,480	$647	$77	$58	$(65)	$2,197
Income (loss) attributable to NIC, net of tax	$(23)	$176	$(1)	$25	$(173)	$4
Income tax expense	—	—	—	—	(16)	(16)
Segment profit (loss)	$(23)	$176	$(1)	$25	$(157)	$20
Depreciation and amortization	$29	$4	$4	$12	$4	$53
Interest expense	—	—	—	19	62	81
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	19	1	1	—	3	24

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2017
External sales and revenues, net	$2,408		$1,167	$112	$67	$5	$3,759
Intersegment sales and revenues	17		13	8	43	(81)	—
Total sales and revenues, net	$2,425		$1,180	$120	$110	$(76)	$3,759
Income (loss) attributable to NIC, net of tax	$(125)		$302	$(11)	$28	$(336)	$(142)
Income tax expense	—		—	—	—	(10)	(10)
Segment profit (loss)	$(125)		$302	$(11)	$28	$(326)	$(132)
Depreciation and amortization	$68		$6	$7	$25	$6	$112
Interest expense	—	—	—	—	41	130	171
Equity in income of non-consolidated affiliates	2		2	1	—	—	5
Capital expenditures(B)	57		1	3	1	4	66

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2016
External sales and revenues, net	$2,540		$1,202	$148	$68	$4	$3,962
Intersegment sales and revenues	72		15	21	49	(157)	—
Total sales and revenues, net	$2,612		$1,217	$169	$117	$(153)	$3,962
Income (loss) attributable to NIC, net of tax	$(74)		$326	$(14)	$51	$(318)	$(29)
Income tax expense	—		—	—	—	(11)	(11)
Segment profit (loss)	$(74)		$326	$(14)	$51	$(307)	$(18)
Depreciation and amortization	$63		$7	$9	$24	$8	$111
Interest expense	—	—	—	—	38	124	162
Equity in income (loss) of non-consolidated affiliates	2		2	(3)	—	—	1
Capital expenditures(B)	44		2	2	—	5	53

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2017	$1,680	$613	$342	$2,132	$1,185	$5,952
October 31, 2016	1,520	594	407	2,116	1,016	5,653
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $40 million and $76 million for the three and six months ended April 30, 2017, respectively, and $42 million and $84 million for the three and six months ended April 30, 2016, respectively.

(B)	Exclusive of purchases of equipment leased to others.
12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2017	$1	$(292)	$(2,326)	$(2,617)
Other comprehensive income before reclassifications	—	4	—	4
Amounts reclassified out of accumulated other comprehensive loss	—	—	34	34
Net current-period other comprehensive income	—	4	34	38
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive loss before reclassifications	—	(8)	—	(8)
Amounts reclassified out of accumulated other comprehensive loss	—	—	69	69
Net current-period other comprehensive income (loss)	—	(8)	69	61
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2016	$1	$(320)	$(2,282)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	50	(18)	32
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	33
Net current-period other comprehensive income	—	50	15	65
Balance as of April 30, 2016	$1	$(270)	$(2,267)	$(2,536)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	17	(18)	(1)
Amounts reclassified out of accumulated other comprehensive loss	—	—	66	66
Net current-period other comprehensive income	—	17	48	65
Balance as of April 30, 2016	$1	$(270)	$(2,267)	$(2,536)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended April 30,		Six Months Ended April 30,
	Location in Consolidated Statements of Operations	2017	2016	2017	2016
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$(1)	$—	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	35	34	70	67
	Total before tax	35	33	70	66
	Tax expense	(1)	—	(1)	—
Total reclassifications for the period, net of tax		$34	$33	$69	$66

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$(80)	$4	$(142)	$(29)

Denominator:
Weighted average shares outstanding:
Basic	93.3	81.7	87.5	81.7
Effect of dilutive securities	—	0.3	—	—
Diluted	93.3	82.0	87.5	81.7

Net income (loss) per share attributable to Navistar International Corporation:
Basic	$(0.86)	$0.05	$(1.62)	$(0.35)
Diluted	(0.86)	0.05	(1.62)	(0.35)
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
For the three months ended April 30, 2016, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended April 30, 2016, the aggregate shares not included were 14.9 million.
For the three months ended April 30, 2017, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended April 30, 2017, the aggregate shares not included were 14.9 million.
In February 2017, we consummated our previously announced strategic alliance with Volkswagen Truck & Bus ("VW T&B"), which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company, excluding stock issuance costs.
For both the six months ended April 30, 2017 and 2016, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For both the six months ended April 30, 2017 and 2016, the aggregate shares not included were 14.8 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

For both the three and six months ended April 30, 2017 and 2016, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
14. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2017 and October 31, 2016, and condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended April 30, 2017 and 2016, and condensed consolidating statements of cash flows for the six months ended April 30, 2017 and 2016.
The information is presented as a result of NI’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our Senior Notes, and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds, due 2040. NI is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indentures for each of the Senior Notes, and the 6.5% Tax Exempt Bonds, due 2040, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning NI have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "NI," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes NI and its U.S. subsidiaries. NI has a tax allocation agreement ("Tax Agreement") with NIC which requires NI to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of NI are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than NI, to utilize current U.S. taxable losses of NI and all other direct or indirect domestic subsidiaries of NIC.

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,533	$1,398	$(835)	$2,096
Costs of products sold	—	1,381	1,215	(820)	1,776
Restructuring charges	—	2	—	—	2
Asset impairment charges	—	5	—	—	5
All other operating expenses (income)	31	255	109	(11)	384
Total costs and expenses	31	1,643	1,324	(831)	2,167
Equity in income (loss) of affiliates	(49)	38	1	12	2
Income (loss) before income taxes	(80)	(72)	75	8	(69)
Income tax expense	—	—	(6)	—	(6)
Net income (loss)	(80)	(72)	69	8	(75)
Less: Net income attributable to non-controlling interests	—	—	5	—	5
Net income (loss) attributable to Navistar International Corporation	$(80)	$(72)	$64	$8	$(80)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(80)	$(72)	$69	$8	$(75)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	—	4	(4)	4
Defined benefit plans, net of tax	34	33	1	(34)	34
Total other comprehensive income (loss)	38	33	5	(38)	38
Comprehensive income (loss)	(42)	(39)	74	(30)	(37)
Less: Net income attributable to non-controlling interests	—	—	5	—	5
Total comprehensive income (loss) attributable to Navistar International Corporation	$(42)	$(39)	$69	$(30)	$(42)

Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$2,795	$2,426	$(1,462)	$3,759
Costs of products sold	—	2,485	2,094	(1,433)	3,146
Restructuring charges	—	2	7	—	9
Asset impairment charges	—	7	—	—	7
All other operating expenses (income)	56	471	219	(25)	721
Total costs and expenses	56	2,965	2,320	(1,458)	3,883
Equity in income (loss) of affiliates	(86)	61	3	27	5
Income (loss) before income taxes	(142)	(109)	109	23	(119)
Income tax expense	—	—	(10)	—	(10)
Net income (loss)	(142)	(109)	99	23	(129)
Less: Net income attributable to non-controlling interests	—	—	13	—	13
Net income (loss) attributable to Navistar International Corporation	$(142)	$(109)	$86	$23	$(142)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Six Months Ended April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(142)	$(109)	$99	$23	$(129)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	—	(8)	8	(8)
Defined benefit plans, net of tax	69	66	3	(69)	69
Total other comprehensive income (loss)	61	66	(5)	(61)	61
Comprehensive income (loss)	(81)	(43)	94	(38)	(68)
Less: Net income attributable to non-controlling interests	—	—	13	—	13
Total comprehensive income (loss) attributable to Navistar International Corporation	$(81)	$(43)	$81	$(38)	$(81)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$333	$101	$337	$—	$771
Marketable securities	26	—	152	—	178
Restricted cash	16	6	138	—	160
Finance and other receivables, net	11	206	1,882	(91)	2,008
Inventories	—	593	361	(8)	946
Investments in non-consolidated affiliates	(7,488)	6,313	52	1,178	55
Property and equipment, net	—	782	549	(7)	1,324
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	152	(1)	161
Other	5	127	180	(1)	311
Total assets	$(7,097)	$8,138	$3,841	$1,070	$5,952
Liabilities and stockholders’ equity (deficit)
Debt	$2,221	$1,140	$1,706	$(2)	$5,065
Postretirement benefits liabilities	—	2,790	226	—	3,016
Amounts due to (from) affiliates	(8,026)	10,948	(2,972)	50	—
Other liabilities	3,839	(149)	(630)	(62)	2,998
Total liabilities	(1,966)	14,729	(1,670)	(14)	11,079
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,131)	(6,591)	5,507	1,084	(5,131)
Stockholders’ equity attributable to non-controlling interest	—	—	4	—	4
Total liabilities and stockholders’ equity (deficit)	$(7,097)	$8,138	$3,841	$1,070	$5,952

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(346)	$(669)	$188	$720	$(107)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	—	(48)	—	(48)
Net sales (purchases) of marketable securities	2	—	(134)	—	(132)
Capital expenditures and purchase of equipment leased to others	—	(70)	(33)	—	(103)
Other investing activities	(250)	6	6	250	12
Net cash provided by (used in) investing activities	(248)	(64)	(209)	250	(271)
Cash flows from financing activities
Net borrowings (repayments) of debt	244	704	(130)	(720)	98
Issuance of common stock, net of issuance costs	245	—	250	(250)	245
Other financing activities	3	13	(15)	—	1
Net cash provided by (used in) financing activities	492	717	105	(970)	344
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Increase (decrease) in cash and cash equivalents	(102)	(16)	85	—	(33)
Cash and cash equivalents at beginning of the period	435	117	252	—	804
Cash and cash equivalents at end of the period	$333	$101	$337	$—	$771

Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,702	$1,423	$(928)	$2,197
Costs of products sold	—	1,548	1,208	(911)	1,845
Restructuring charges	—	3	—	—	3
Asset impairment charges	—	2	1	—	3
All other operating expenses (income)	38	233	66	(18)	319
Total costs and expenses	38	1,786	1,275	(929)	2,170
Equity in income (loss) of affiliates	42	68	—	(108)	2
Income (loss) before income taxes	4	(16)	148	(107)	29
Income tax expense	—	(2)	(14)	—	(16)
Net income (loss)	4	(18)	134	(107)	13
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$4	$(18)	$125	$(107)	$4

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$435	$117	$252	$—	$804
Marketable securities	27	—	19	—	46
Restricted cash	16	6	90	—	112
Finance and other receivables, net	(1)	171	1,883	(84)	1,969
Inventories	—	639	313	(8)	944
Investments in non-consolidated affiliates	(7,714)	6,253	57	1,457	53
Property and equipment, net	—	669	580	(8)	1,241
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	150	1	161
Other	2	110	175	(2)	285
Total assets	$(7,235)	$7,975	$3,557	$1,356	$5,653
Liabilities and stockholders’ equity (deficit)
Debt	$1,965	$1,100	$1,841	$(2)	$4,904
Postretirement benefits liabilities	—	2,865	233	—	3,098
Amounts due to (from) affiliates	(7,724)	10,709	(3,040)	55	—
Other liabilities	3,822	(152)	(665)	(61)	2,944
Total liabilities	(1,937)	14,522	(1,631)	(8)	10,946
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,298)	(6,547)	5,183	1,364	(5,298)
Stockholders’ equity attributable to non-controlling interest	—	—	5	—	5
Total liabilities and stockholders’ equity (deficit)	$(7,235)	$7,975	$3,557	$1,356	$5,653

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
Second Quarter Summary
During the second quarter of 2017, we continued to take actions that we believe will improve our performance. The focus on our strategy includes: growing the Core business, seeking new sources of revenue, driving operational excellence, leveraging the VW T&B alliance, investing in our people, and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In January 2017, we issued an additional $250 million aggregate principal amount of our 8.25% Senior Notes due in 2022 ("Senior Notes"). The proceeds from the January 2017 issuance of additional Senior Notes are being used for general corporate purposes, including working capital and capital expenditures.
In February 2017, we amended the Senior Secured Term Loan Credit Facility to reprice our remaining $1.0 billion loan and insert provisions regarding European Union bail-in legislation. The amendment reduces the interest rate applicable to the outstanding loan by 1.50%.
In February 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million of our shares for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company.
We remain committed to product investment to increase customer value and to focus on our Core markets. In February 2017, we launched our new International® A26™ diesel engine. The A26™ is an all-new 12.4L engine design which we believe offers improved fuel economy and will deliver the uptime that our customers demand. In April 2017, we launched the International® RH™ Series, our new Class 8 regional haul tractor powered by the new International® A26™ engine. The RH™ Series is designed to deliver further improvements in uptime and productivity for the driver. We continue to realize our plan to release a new or redesigned product every six months through 2018.
We continue to seek new sources of revenue. In March 2017, Navistar Defense, LLC, was awarded two foreign military contracts by the U.S. Army Contracting Command. The first is to produce and support MaxxPro® Dash DXM™ Mine Resistant Ambush Protected ("MRAP") vehicles for Pakistan. The second is to reset, upgrade and support MaxxPro® MRAP Excess Defense Article vehicles for the United Arab Emirates ("U.A.E."). The majority of the work will take place at our West Point, Mississippi assembly plant. Delivery is planned to be completed for Pakistan in calendar year 2017 and for U.A.E. in calendar year 2018.

Financial Summary
Continuing Operations Results — In the second quarter of 2017, our consolidated net sales and revenues were $2.1 billion, a 5% decrease compared to the prior year quarter. The decrease primarily reflects lower volumes from our Truck segment.
In the second quarter and first half of 2017, we incurred a loss before income taxes of $69 million and $119 million, respectively, compared to income before income taxes of $29 million and zero in the respective prior year periods. Our gross margin declined by $32 million and $38 million in the second quarter and first half of 2017, respectively, primarily due to market pressures in our Core markets, lower volumes, and higher used truck losses, partially offset by improved material costs in our Core markets, as well as a decrease in adjustments to pre-existing warranties. In the second quarter and first half of 2017, our Truck segment recorded charges to our used truck reserve of $60 million and $88 million compared to charges of $38 million and $84 million in the respective prior year periods. In the second quarter of 2017, we recorded a charge for adjustments to pre-existing warranties of $7 million compared to $46 million in the comparable prior year period. In the first half of 2017, we recorded a net benefit for adjustments to pre-existing warranties of $10 million compared to a charge of $51 million in the comparable prior year period. Net loss in the second quarter and first half of 2017 was further impacted by lower Other Income as compared to the respective prior year periods.
In the second quarter of 2017, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $47 million compared to $135 million in the comparable prior year period. Excluding certain net charges, adjusted EBITDA ("Adjusted EBITDA") in the second quarter of 2017 was $65 million compared to $187 million in the comparable prior year period. In the first half of 2017, EBITDA was $110 million compared to $217 million in the comparable prior year period. Excluding certain net charges, Adjusted EBITDA in the first half of 2017 was $120 million compared to $264 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the second quarter and first half of 2017, we recognized income tax expense of $6 million and $10 million, compared to $16 million and $11 million in the respective prior year periods. The change in income tax expense for both periods is primarily due to geographical mix and certain discrete items. The first half of 2017 was also impacted by a $13 million benefit from the release of the valuation allowance on the U.S. AMT credit, due to U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015 recognized in the first quarter of 2016.
In the second quarter and first half of 2017, after income taxes, the net loss attributable to NIC was $80 million and $142 million, or $0.86 and $1.62 per diluted share, compared to net income of $4 million and a loss of $29 million, or $0.05 and $0.35 per diluted share, in the respective prior year periods.
We ended the second quarter of 2017 with $949 million of consolidated cash, cash equivalents and marketable securities, compared to $850 million as of October 31, 2016. The increase in consolidated cash, cash equivalents and marketable securities was primarily attributable to the issuance of $250 million of long-term debt, the receipt of $256 million in proceeds from the equity issuance to VW T&B, and an increase in accounts payable partially offset by the net loss, an increase in accounts receivable, restricted cash and other noncurrent assets as well as decreases in other current and noncurrent liabilities, and higher payments for capital expenditures and purchases of equipment leased to others.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and six months ended April 30, 2017 as compared to the three and six months ended April 30, 2016

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales and revenues, net	$2,096	$2,197	$(101)	(5)%	$3,759	$3,962	$(203)	(5)%
Costs of products sold	1,776	1,845	(69)	(4)%	3,146	3,311	(165)	(5)%
Restructuring charges	2	3	(1)	(33)%	9	6	3	50%
Asset impairment charges	5	3	2	67%	7	5	2	40%
Selling, general and administrative expenses	221	202	19	9%	421	407	14	3%
Engineering and product development costs	65	61	4	7%	128	119	9	8%
Interest expense	89	81	8	10%	171	162	9	6%
Other expense (income), net	9	(25)	34	N.M.	1	(47)	48	N.M.
Total costs and expenses	2,167	2,170	(3)	—%	3,883	3,963	(80)	(2)%
Equity in income of non-consolidated affiliates	2	2	—	—%	5	1	4	N.M.
Income (loss) before income taxes	(69)	29	(98)	N.M.	(119)	—	(119)	N.M.
Income tax expense	(6)	(16)	10	(63)%	(10)	(11)	1	(9)%
Net income (loss)	(75)	13	(88)	N.M.	(129)	(11)	(118)	N.M.
Less: Net income attributable to non-controlling interests	5	9	(4)	(44)%	13	18	(5)	(28)%
Net income (loss) attributable to Navistar International Corporation	$(80)	$4	$(84)	N.M.	$(142)	$(29)	$(113)	N.M.

Diluted income (loss) per share(A)	$(0.86)	$0.05	$(0.91)	N.M.	$(1.62)	$(0.35)	$(1.27)	N.M.

Diluted weighted average shares outstanding	93.3	82.0	11.3	14%	87.5	81.7	5.8	7%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Truck	$1,398	$1,480	$(82)	(6)%	$2,425	$2,612	$(187)	(7)%
Parts	610	647	(37)	(6)%	1,180	1,217	(37)	(3)%
Global Operations	70	77	(7)	(9)%	120	169	(49)	(29)%
Financial Services	56	58	(2)	(3)%	110	117	(7)	(6)%
Corporate and Eliminations	(38)	(65)	27	(42)%	(76)	(153)	77	(50)%
Total	$2,096	$2,197	$(101)	(5)%	$3,759	$3,962	$(203)	(5)%

In the second quarter of 2017, our Truck segment net sales decreased $82 million, or 6%, primarily due to lower Core volumes, the impact of a shift in product mix in our Core markets, and the cessation of sales of CAT-branded units sold to Caterpillar, partially offset by an increase in Mexico truck volumes. Chargeouts from our Core markets were down 5%. In the first half of 2017, our Truck segment net sales decreased by $187 million, or 7%, primarily due to lower Core volumes, the impact of a shift in product mix in our Core markets, the cessation of sales of CAT-branded units sold to Caterpillar, and the decline in sales due to the sale of Pure Power Technologies, LLC ("PPT") in the second quarter of 2016, partially offset by an increase in Mexico truck volumes. Truck chargeouts from our Core markets were down 6%.
In the second quarter and first half of 2017, our Parts segment sales decreased by $37 million, for both periods, or 6% and 3%, respectively, primarily due to lower Blue Diamond Parts, LLC ("BDP") sales and lower U.S. and export volumes, partially offset by higher U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales.
In the second quarter and first half of 2017, our Global Operations segment net sales decrease of $7 million and $49 million, or 9% and 29%, respectively, was driven by lower volumes in our South America engine operations. Engine and component volumes declined 44% and 59% during the second quarter and the first half of 2017, respectively, compared to the prior year periods due to the impact of economic weakness in the Brazilian economy and a decrease in intercompany sales. The decrease in volume was partially offset by the appreciation of the Brazilian real as compared to the U.S. dollar as the average conversion rate has strengthened by 17% and 16% in the second quarter and first half of 2017, respectively, compared with the prior year periods. In the first half of 2017, our Global Operations segment net sales decrease was also attributable to the cessation of sales to an OEM customer in 2016.
In the second quarter and first half of 2017, our Financial Services segment net revenues decreased by $2 million and $7 million, or 3% and 6%, respectively. The decrease is primarily driven by a decline in interest revenues due to lower overall finance receivables and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Costs of products sold
In the second quarter and first half of 2017, Costs of products sold decreased by $69 million and $165 million, respectively, reflecting the impact of market pressures, lower volumes, improved material costs in our Core markets, a decrease in adjustments to pre-existing warranties, offset by an increase in used truck losses.
In the second quarter and first half of 2017, our Truck segment recorded charges to our used truck reserve of $60 million and $88 million compared to charges of $38 million and $84 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We continue to seek alternative channels to sell our used trucks.
In the second quarter and first half of 2017, we recorded a charge for adjustments to pre-existing warranties of $7 million and a benefit of $10 million, respectively, compared to charges of $46 million and $51 million in the second quarter and the first half of 2016, respectively. The decline in charges is due to the reduction in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Other expense (income), net
In the second quarter and first half of 2017, we recognized Other expenses of $9 million and $1 million, respectively, compared to Other income of $25 million and $47 million in the respective prior year periods. The decline in Other Income is due to the recognition of a $15 million one-time fee received from a third party and the recognition of deferred income for an IP license of $19 million in the first and second quarters of 2016, respectively, and unfavorable movements in foreign currency exchange rates.
Income tax expense
In the second quarter and first half of 2017, we recognized income tax expense of $6 million and $10 million, compared to $16 million and $11 million in the respective prior year periods. The change in income tax expense for both periods is primarily due to geographical mix and certain discrete items. The first half of 2017 was also impacted by a $13 million benefit from the release of the valuation allowance on the U.S. AMT credit, due to U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015 recognized in the first quarter of 2016.
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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Truck segment sales, net	$1,398	$1,480	$(82)	(6)%	$2,425	$2,612	$(187)	(7)%
Truck segment loss	(56)	(23)	(33)	N.M.	(125)	(74)	(51)	(69)%
________________________

N.M.	Not meaningful.
Segment sales
In the second quarter of 2017, our Truck segment net sales decreased by $82 million, or 6%, primarily due to lower Core volumes, the impact of a shift in product mix in our Core markets, and the cessation of sales of CAT-branded units sold to Caterpillar, partially offset by an increase in Mexico truck volumes. Truck chargeouts from our Core markets were down 5%, which is reflective of lower Class 8 industry volumes. The decline primarily reflects a 31% decrease in Class 8 heavy trucks and a 4% decrease in school buses, partially offset by a 13% increase in medium trucks. Truck chargeouts in Class 8 severe service trucks were comparable to the prior year.
In the first half of 2017, our Truck segment net sales decreased by $187 million, or 7%, primarily due to lower Core volumes, the impact of a shift in product mix in our Core markets, the cessation of sales of CAT-branded units sold to Caterpillar, and the decline in sales due to the sale of PPT in the second quarter of 2016, partially offset by an increase in Mexico truck volumes. Truck chargeouts from our Core markets were down 6%, which is reflective of lower Class 8 industry volumes. The decline primarily reflects a 28% decrease in Class 8 heavy trucks and a 2% decrease in school buses, partially offset by an 8% increase in medium trucks and a 3% increase in severe service trucks.
Segment loss
In the second quarter and first half of 2017, our Truck segment loss increased by $33 million and $51 million, respectively. The increase in segment loss was primarily driven by market pressures, the impact of lower Core market volumes, and a decrease in Other Income, partially offset by improved material costs and lower adjustments to pre-existing warranties. The second quarter of 2017 was also impacted by an increase in used truck losses.
In the second quarter and first half of 2017, our Truck segment recorded charges to our used truck reserve of $60 million and $88 million compared to charges of $38 million and $84 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We continue to seek alternative channels to sell our used trucks.
In the second quarter of 2017, our Truck segment recorded a charge for adjustments to pre-existing warranties of $7 million compared to $46 million in the prior year period. In the first half of 2017, our Truck segment recorded a net benefit for adjustments to pre-existing warranties of $1 million compared to charges of $51 million in the prior year period. The improvement in 2017 primarily relates to a reduction in claim frequency across both the Medium Duty and Big Bore engine families. This benefit decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Additionally, the decline in Other Income during the second quarter and first half of 2017 is due to the recognition of a $15 million one-time fee received from a third party and the recognition of deferred income for an IP license of $19 million in the first and second quarter of the prior year periods, respectively.

Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Parts segment sales, net	$610	$647	$(37)	(6)%	$1,180	$1,217	$(37)	(3)%
Parts segment profit	153	176	(23)	(13)%	302	326	(24)	(7)%
Segment sales
In the second quarter and first half of 2017, our Parts segment sales decreased by $37 million, for both periods, or 6% and 3%, respectively, primarily due to lower BDP sales and lower U.S. and export volumes, partially offset by higher U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales.
Segment profit
In the second quarter and first half of 2017, our Parts segment profit decreased by $23 million and $24 million, or 13% and 7%, respectively, primarily due to margin declines in BDP and our North American markets, which were offset by lower intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees are due to cost-reduction initiatives in the Truck segment, including significant decreases in engineering and product development costs in recent years.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Global Operations segment sales, net	$70	$77	$(7)	(9)%	$120	$169	$(49)	(29)%
Global Operations segment loss	(7)	(1)	(6)	N.M.	(11)	(14)	3	21%
_________________________

N.M.	Not meaningful.
Segment sales
In the second quarter and first half of 2017, our Global Operations segment net sales decrease of $7 million and $49 million, or 9% and 29%, respectively, was driven by lower volumes in our South America engine operations. Engine and component volumes declined 44% and 59% during the second quarter and the first half of 2017, respectively, compared to the prior year periods due to the impact of economic weakness in the Brazilian economy and a decrease in intercompany sales. The decrease in volume was partially offset by the appreciation of the Brazilian real as compared to the U.S. dollar as the average conversion rate has strengthened by 17% and 16% in the second quarter and first half of 2017, respectively, compared with the prior year periods. In the first half of 2017, our Global Operations segment net sales decrease was also attributable to the cessation of sales to an OEM customer in 2016.
Segment loss
In the second quarter and first half of 2017, our Global Operations segment loss increased by $6 million and decreased by $3 million, respectively, primarily due to lower volumes, partially offset by lower manufacturing and SG&A costs as a result of our prior year restructuring and cost reduction efforts. In the first half of 2017, our Global Operations segment loss improvement was also attributable to a one-time benefit of $9 million recognized as an adjustment to pre-existing warranties.

Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Financial Services segment revenues, net	$56	$58	$(2)	(3)%	$110	$117	$(7)	(6)%
Financial Services segment profit	15	25	(10)	(40)%	28	51	(23)	(45)%
Segment revenues
In the second quarter and first half of 2017, our Financial Services segment net revenues decreased by $2 million and $7 million, or 3% and 6%, respectively. The decrease is primarily driven by a decline in interest revenues due to lower overall finance receivables and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Segment profit
In the second quarter and first half of 2017, our Financial Services segment profit decreased by $10 million and $23 million, or 40% and 45%, respectively. The decrease is primarily driven by lower interest margins resulting from a decline in average finance receivables and an increase in our borrowing rate as well as a decline in other revenue due to lower interest income from certain intercompany loans. The first half of 2017 was also impacted by an increase in the provision for loan losses in Mexico.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	5,200	5,400	(200)	(4)%	12,600	11,700	900	8%
Class 6 and 7 medium trucks	24,000	22,300	1,700	8%	43,800	43,000	800	2%
Class 8 heavy trucks	30,300	41,900	(11,600)	(28)%	62,300	89,600	(27,300)	(30)%
Class 8 severe service trucks(B)	14,900	16,400	(1,500)	(9)%	28,600	30,700	(2,100)	(7)%
Total Core markets	74,400	86,000	(11,600)	(13)%	147,300	175,000	(27,700)	(16)%
Combined class 8 trucks	45,200	58,300	(13,100)	(22)%	90,900	120,300	(29,400)	(24)%
Navistar Core retail deliveries	13,700	13,900	(200)	(1)%	24,500	26,700	(2,200)	(8)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	29%	20%	18%	20%	27%
Class 8 heavy trucks	11%	9%	13%	9%	11%
Class 8 severe service trucks(A)	11%	13%	14%	12%	11%
Combined class 8 trucks	11%	10%	13%	10%	11%
_______________________

(A)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
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

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,700	4,000	(300)	(8)%	5,800	6,000	(200)	(3)%
Class 6 and 7 medium trucks	4,700	3,500	1,200	34%	11,200	8,800	2,400	27%
Class 8 heavy trucks	4,400	3,300	1,100	33%	8,100	7,400	700	9%
Class 8 severe service trucks(B)	2,100	1,800	300	17%	4,200	4,200	—	—%
Total Core markets	14,900	12,600	2,300	18%	29,300	26,400	2,900	11%
Combined class 8 trucks	6,500	5,100	1,400	27%	12,300	11,600	700	6%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

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

	As of April 30,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,200	2,700	500	19%
Class 6 and 7 medium trucks	4,300	3,700	600	16%
Class 8 heavy trucks	6,600	12,800	(6,200)	(48)%
Class 8 severe service trucks(B)	2,500	2,500	—	—%
Total Core markets	16,600	21,700	(5,100)	(24)%
Combined class 8 trucks	9,100	15,300	(6,200)	(41)%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,700	2,800	(100)	(4)%	4,500	4,600	(100)	(2)%
Class 6 and 7 medium trucks	7,000	6,200	800	13%	10,900	10,100	800	8%
Class 8 heavy trucks	3,400	4,900	(1,500)	(31)%	6,100	8,500	(2,400)	(28)%
Class 8 severe service trucks(B)	1,900	1,900	—	—%	3,700	3,600	100	3%
Total Core markets	15,000	15,800	(800)	(5)%	25,200	26,800	(1,600)	(6)%
Non "Core" military	100	200	(100)	(50)%	300	200	100	50%
Other markets(C)	2,300	1,400	900	64%	4,000	3,100	900	29%
Total worldwide units	17,400	17,400	—	—%	29,500	30,100	(600)	(2)%
Combined class 8 trucks	5,300	6,800	(1,500)	(22)%	9,800	12,100	(2,300)	(19)%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

(C)	Other markets primarily consist of Export Truck and Mexico.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	April 30, 2017	October 31, 2016
Consolidated cash and cash equivalents	$771	$804
Consolidated marketable securities	178	46
Consolidated cash, cash equivalents, and marketable securities	$949	$850

	As of
(in millions)	April 30, 2017	October 31, 2016
Manufacturing operations	$918	$800
Financial Services operations	31	50
Consolidated cash, cash equivalents, and marketable securities	$949	$850
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
Consolidated cash, cash equivalents, and marketable securities totaled $949 million at April 30, 2017, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $175 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $35 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of April 30, 2017, we had no borrowings, and we have limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. In addition, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.

Our Manufacturing operations sold $3.3 billion of wholesale notes and accounts receivable to our Financial Services operations during the six months ended April 30, 2017. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.3 billion as of April 30, 2017. Our Financial Services operations also make loans and provide dividends and return of capital to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $152 million at April 30, 2017.
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). During the six months ended April 30, 2017 we decreased our borrowings under the Intercompany Used Truck Loan by $97 million to $38 million. Our Manufacturing operations also has an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the six months ended April 30, 2017, our borrowings under the Intercompany Revolving Loan agreement remained at $18 million. Our Financial Services operations in Mexico extends working capital loans to our Manufacturing operations in Mexico for orders received. During the six months ended April 30, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements increased by $46 million to $96 million.
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
As of April 30, 2017, the aggregate amount available to fund finance receivables under our Financial Services facilities was $464 million.
In February 2017, we consummated our previously announced strategic alliance with VW T&B. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million of our shares for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake in the Company (16.6% on a fully diluted basis)). The proceeds are being used for general corporate purposes.
In January 2017, we issued an additional $250 million aggregate principal amount of our Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The proceeds from the January 2017 issuance of additional Senior Notes are being used for general corporate purposes, including working capital and capital expenditures. For additional information, see Note 6, Debt, to the accompanying consolidated financial statements.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was further reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase. The borrowings on the revolving portion of the facility totaled $274 million as of April 30, 2017. The balance of the term loan portion of the facility was $80 million as of April 30, 2017.
In November 2016, NFSC extended the maturity date of the variable funding notes facility ("VFN") facility from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In May 2017, NFSC extended its VFN facility to May 2018, and the maximum capacity was reduced to $425 million. The VFN facility is secured by assets of the wholesale note owner trust.
In December 2016, NFC extended its $100 million TRAC facility from April 2017 to October 2017. In May 2017, NFC extended its TRAC facility to April 2018.

Cash Flow Overview

	Six Months Ended April 30, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(222)	$115	$(107)
Net cash used in investing activities	(207)	(64)	(271)
Net cash provided by (used in) financing activities	415	(71)	344
Effect of exchange rate changes on cash and cash equivalents	—	1	1
Decrease in cash and cash equivalents	(14)	(19)	(33)
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$747	$24	$771

	Six Months Ended April 30, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities(B)	$(315)	$211	$(104)
Net cash used in investing activities	(86)	(80)	(166)
Net cash provided by (used in) financing activities(B)	38	(109)	(71)
Effect of exchange rate changes on cash and cash equivalents	13	5	18
Increase (decrease) in cash and cash equivalents	(350)	27	(323)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$527	$62	$589
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

(B)
Adjustments have been made within Net cash provided by (used in) operating activities and Net cash provided by (used in) financing activities sections to conform to the six months ended April 30, 2017 presentation. The reclassification did not impact our Condensed Consolidated Statements of Cash Flows.

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $222 million and $315 million in the six months ended April 30, 2017 and 2016, respectively. The lower use of cash from operating activities in 2017 compared to 2016 was primarily attributable to lower accounts payable payments, a smaller increase in inventories, and lower decreases in other current and noncurrent liabilities, partially offset by a higher net loss, a decrease in the collection of accounts receivable, an increase in other current assets, and a higher amount of repayments to Financial Services.
Cash paid for interest, net of amounts capitalized, was $114 million and $106 million in the six months ended April 30, 2017 and 2016, respectively.

Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $207 million and $86 million in the six months ended April 30, 2017 and 2016, respectively. The net decrease in cash flow from investing activities in 2017 compared to 2016 was primarily attributable to higher purchases and lower maturities of marketable securities as well as higher payments for capital expenditures and purchases of equipment leased to others partially offset by higher sales of marketable securities and higher proceeds from the sale of property and equipment.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $415 million and $38 million in the six months ended April 30, 2017 and 2016, respectively. The net increase in cash flow from financing activities in 2017 compared to 2016 was primarily attributable to issuing an additional $250 million of our Senior Notes and the proceeds from the equity issuance to VW T&B, partially offset by repayments of loans to our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $115 million and $211 million in the six months ended April 30, 2017 and 2016, respectively. The net decrease in cash provided by operating activities in 2017 was primarily due to a lower decline in the level of finance receivables funded, and the decline in segment profit of our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $34 million and $31 million in the six months ended April 30, 2017 and 2016, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $64 million in the six months ended April 30, 2017 compared to cash used of $80 million in the comparable prior year period. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses, respectively, of cash from investing activities in 2017 and 2016. The decrease in cash used in investing activities in the current period was primarily due to a decline in purchases of equipment leased to others, partially offset by an increase in restricted cash levels.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $71 million and $109 million in the six months ended April 30, 2017 and 2016, respectively. The net decrease in cash used in financing activities in 2017 was primarily due to the repayment of debt associated with the lower decline in the level of finance receivables funded, and repayments received from the Manufacturing operations for intercompany financing programs.
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
We believe EBITDA provides meaningful information about the performance of our business and therefore we use it to supplement our U.S. GAAP reporting. We believe that Adjusted EBITDA improves the comparability of year-to-year results, and is representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information for an additional analysis of our operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide an additional measure of performance.

EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Income (loss) attributable to NIC, net of tax	$(80)	$4	$(142)	$(29)
Plus:
Depreciation and amortization expense	53	53	112	111
Manufacturing interest expense(A)	68	62	130	124
Less:
Income tax expense	(6)	(16)	(10)	(11)
EBITDA	$47	$135	$110	$217
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
Interest expense	$89	$81	$171	$162
Less: Financial services interest expense	21	19	41	38
Manufacturing interest expense	$68	$62	$130	$124
Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2017	2016	2017	2016
EBITDA (reconciled above)	$47	$135	$110	$217
Less significant items of:
Adjustments to pre-existing warranties(A)	7	46	(10)	51
North America asset impairment charges(B)	5	3	7	5
Restructuring of North American manufacturing operations(C)	2	—	9	—
Cost reduction and other strategic initiatives	—	3	—	6
Debt refinancing charges(D)	4	—	4	—
One-time fee received(E)	—	—	—	(15)
Total adjustments	18	52	10	47
Adjusted EBITDA	$65	$187	$120	$264
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

(B)
In the first and second quarters of 2017, the Truck segment recorded $2 million and $5 million, respectively, of asset impairment charges relating to certain assets under operating leases. In the first and second quarters of 2016, the Truck segment recorded $2 million and $3 million, respectively, of asset impairment charges relating to certain long lived assets.

(C)
In the first and second quarters of 2017, we recorded $7 million of restructuring charges related to the 2011 closure of our Chatham, Ontario plant and $2 million of Corporate restructuring charges, respectively.

(D)	In the second quarter of 2017, we recorded a charge of $4 million related to third party fees and debt issuance costs associated with the repricing of our Term Loan.

(E)	In the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other expense (income), net.

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
For the three and six months ended April 30, 2017, we contributed $24 million and $46 million, respectively, and for the three and six months ended April 30, 2016, we contributed $21 million and $40 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $65 million during the remainder of 2017. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any future funding relief, and the impact of funding resulting from the closure of our Chatham, Ontario plant. We currently expect that from 2018 through 2020, we will be required to contribute $135 million to $205 million per year to the Plans, depending on asset performance and discount rates.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency (the "EPA") and the National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and will be fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. Several of our vehicles were certified early for the 2013 model year and the majority of our remaining vehicles and all engines were certified in 2014. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and will be implemented in three stages culminating in model year 2027. Canada has issued proposed amendments in March 2017 consistent with EPA and NHTSA phase 2 rules.

In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has also stated that it intends to propose in 2017 a heavy duty phase 2 GHG rule largely harmonized with the federal rule. The EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to those petitions in December 2016, agreeing that future NOx regulations are appropriate and stating that it would begin work on new on-highway heavy duty NOx rules that could apply in model year 2024. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital and will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standard. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2016. During the six months ended April 30, 2017, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories

Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a prospective transition. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Our effective date for this ASU is November 1, 2018. Adoption will require a retrospective transition. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. Our effective date for this ASU is November 1, 2018. We are in the process of completing our initial assessment of the potential impact on our consolidated financial statements and have not yet determined our adoption methodology.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2016. During the six months ended April 30, 2017, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the six months ended April 30, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On March 1, 2017, we announced the closing of the previously disclosed issuance of 16.2 million shares of common stock of the Company for a purchase price of $15.76 per share and an aggregate purchase amount of $256 million to VW T&B.
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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 7, 2017