Form 10-Q
period 2017-07-31
NAVISTAR INTERNATIONAL CORP
filed 2017-09-06
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2017, the number of shares outstanding of the registrant’s common stock was 98,183,165, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	the implementation of our strategic alliance with Volkswagen Truck & Bus GmbH ("VW T&B");

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	our expectations and estimates relating to our used truck inventory;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2017	2016	2017	2016
Sales and revenues
Sales of manufactured products, net	$2,178	$2,052	$5,870	$5,946
Finance revenues	35	34	102	102
Sales and revenues, net	2,213	2,086	5,972	6,048
Costs and expenses
Costs of products sold	1,803	1,757	4,949	5,068
Restructuring charges	(13)	5	(4)	11
Asset impairment charges	6	12	13	17
Selling, general and administrative expenses	233	197	654	604
Engineering and product development costs	61	62	189	181
Interest expense	91	84	262	246
Other income, net	(8)	(15)	(7)	(62)
Total costs and expenses	2,173	2,102	6,056	6,065
Equity in income of non-consolidated affiliates	1	2	6	3
Income (loss) from continuing operations before income taxes	41	(14)	(78)	(14)
Income tax expense	—	(14)	(10)	(25)
Income (loss) from continuing operations	41	(28)	(88)	(39)
Income from discontinued operations, net of tax	1	—	1	—
Net income (loss)	42	(28)	(87)	(39)
Less: Net income attributable to non-controlling interests	5	6	18	24
Net income (loss) attributable to Navistar International Corporation	$37	$(34)	$(105)	$(63)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$36	$(34)	$(106)	$(63)
Income from discontinued operations, net of tax	1	—	1	—
Net income (loss)	$37	$(34)	$(105)	$(63)

Income (loss) per share:
Basic:
Continuing operations	$0.37	$(0.42)	$(1.16)	$(0.77)
Discontinued operations	0.01	—	0.01	—
	0.38	(0.42)	(1.15)	(0.77)

Diluted:
Continuing operations	0.37	(0.42)	(1.16)	(0.77)
Discontinued operations	0.01	—	0.01	—
	0.38	(0.42)	(1.15)	(0.77)

Weighted average shares outstanding:
Basic	98.3	81.7	91.1	81.7
Diluted	98.6	81.7	91.1	81.7

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net income (loss)	$42	$(28)	$(87)	$(39)
Other comprehensive income (loss):
Foreign currency translation adjustment	42	(10)	34	7
Defined benefit plans, net of tax	125	34	194	82
Total other comprehensive income	167	24	228	89
Comprehensive income (loss)	209	(4)	141	50
Less: Net income attributable to non-controlling interests	5	6	18	24
Total comprehensive income (loss) attributable to Navistar International Corporation	$204	$(10)	$123	$26

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	July 31, 2017	October 31, 2016
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$911	$804
Restricted cash and cash equivalents	81	64
Marketable securities	62	46
Trade and other receivables, net	311	276
Finance receivables, net	1,557	1,457
Inventories, net	979	944
Other current assets	181	168
Total current assets	4,082	3,759
Restricted cash	56	48
Trade and other receivables, net	18	16
Finance receivables, net	231	220
Investments in non-consolidated affiliates	55	53
Property and equipment (net of accumulated depreciation and amortization of $2,500 and $2,553, respectively)	1,333	1,241
Goodwill	38	38
Intangible assets (net of accumulated amortization of $133 and $124, respectively)	44	53
Deferred taxes, net	141	161
Other noncurrent assets	82	64
Total assets	$6,080	$5,653
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$965	$907
Accounts payable	1,213	1,113
Other current liabilities	1,137	1,183
Total current liabilities	3,315	3,203
Long-term debt	4,255	3,997
Postretirement benefits liabilities	2,747	3,023
Other noncurrent liabilities	686	723
Total liabilities	11,003	10,946
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock (103.1 and 86.8 shares issued, respectively, and $0.10 par value per share and 220 shares authorized at both dates)	10	9
Additional paid-in capital	2,733	2,499
Accumulated deficit	(5,068)	(4,963)
Accumulated other comprehensive loss	(2,412)	(2,640)
Common stock held in treasury, at cost (4.9 and 5.2 shares, respectively)	(190)	(205)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,925)	(5,298)
Stockholders’ equity attributable to non-controlling interests	2	5
Total stockholders’ deficit	(4,923)	(5,293)
Total liabilities and stockholders’ deficit	$6,080	$5,653

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2017	2016
Cash flows from operating activities
Net loss	$(87)	$(39)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	111
Depreciation of equipment leased to others	56	53
Deferred taxes, including change in valuation allowance	(16)	—
Asset impairment charges	13	17
Loss (gain) on sales of investments and businesses, net	(5)	2
Amortization of debt issuance costs and discount	36	27
Stock-based compensation	19	9
Provision for doubtful accounts, net of recoveries	9	9
Equity in income of non-consolidated affiliates, net of dividends	1	5
Write-off of debt issuance cost and discount	4	—
Other non-cash operating activities	(21)	(12)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(290)	(196)
Net cash used in operating activities	(168)	(14)
Cash flows from investing activities
Purchases of marketable securities	(619)	(378)
Sales of marketable securities	586	358
Maturities of marketable securities	17	39
Net change in restricted cash and cash equivalents	(25)	(64)
Capital expenditures	(93)	(83)
Purchases of equipment leased to others	(96)	(94)
Proceeds from sales of property and equipment	32	20
Investments in non-consolidated affiliates	(2)	(1)
Proceeds from sales of affiliates	6	36
Net cash used in investing activities	(194)	(167)
Cash flows from financing activities
Proceeds from issuance of securitized debt	278	72
Principal payments on securitized debt	(326)	(69)
Net change in secured revolving credit facilities	119	26
Proceeds from issuance of non-securitized debt	491	163
Principal payments on non-securitized debt	(368)	(235)
Net change in notes and debt outstanding under revolving credit facilities	23	(151)
Principal payments under financing arrangements and capital lease obligations	(1)	(1)
Debt issuance costs	(22)	(12)
Proceeds from financed lease obligations	49	17
Issuance of common stock	256	—
Stock issuance costs	(11)	—
Proceeds from exercise of stock options	4	—
Dividends paid by subsidiaries to non-controlling interest	(21)	(28)
Other financing activities	(3)	1
Net cash provided by (used in) financing activities	468	(217)
Effect of exchange rate changes on cash and cash equivalents	1	33
Increase (decrease) in cash and cash equivalents	107	(365)
Cash and cash equivalents at beginning of the period	804	912
Cash and cash equivalents at end of the period	$911	$547

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(105)	—	—	18	(87)
Total other comprehensive income	—	—	—	—	228	—	—	228
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(13)	—	—	15	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Other	—	(1)	—	—	—	—	—	(1)
Balance as of July 31, 2017	$2	$10	$2,733	$(5,068)	$(2,412)	$(190)	$2	$(4,923)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(63)	—	—	24	(39)
Total other comprehensive income	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(4)	—	—	4	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(28)	(28)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Balance as of July 31, 2016	$2	$9	$2,499	$(4,929)	$(2,512)	$(206)	$3	$(5,134)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $35 million and $51 million and liabilities of $13 million and $16 million as of July 31, 2017 and October 31, 2016, respectively, including $3 million and $6 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $901 million and $865 million as of July 31, 2017 and October 31, 2016, respectively, and liabilities of $773 million and $722 million as of July 31, 2017 and October 31, 2016, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $242 million and $249 million as of July 31, 2017 and October 31, 2016, respectively, and corresponding liabilities of $156 million and $136 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory decreased to $280 million at July 31, 2017 from $410 million at October 31, 2016, offset by reserves of $174 million and $208 million, respectively.
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
The following table presents the activity in our used truck reserve:

	Nine Months Ended July 31,
(in millions)	2017	2016
Balance at beginning of period	$208	$110
Additions charged to expense(A)	102	124
Deductions/Other adjustments(B)	(136)	(68)
Balance at end of period	$174	$166
_________________________

(A)
Additions charged to expense reflect the increase of the reserve for inventory on hand. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. In the third quarter of 2017 and 2016, we recorded a charge of $14 million and $40 million, respectively, in Costs of Products Sold in our Consolidated Statements of Operations.

(B)	Deductions/Other adjustments reflect reductions of the reserve primarily related to the sale of units to certain export markets and our currency translation adjustments.
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
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. During the third quarter of 2017, we identified a triggering event related to continued economic weakness in Brazil which resulted in the decline in forecasted results for the Brazilian asset group. The Brazilian asset group is included in the Global Operations segment. As a result, we estimated the recoverable amount of the asset group and determined that the sum of the undiscounted future cash flows exceeds the carrying value and the asset group was not impaired. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2017	2016
Balance at beginning of period	$818	$994
Costs accrued and revenues deferred	137	141
Currency translation adjustment	—	2
Adjustments to pre-existing warranties(A)	(4)	70
Payments and revenues recognized	(292)	(339)
Balance at end of period	659	868
Less: Current portion	340	423
Noncurrent accrued product warranty and deferred warranty revenue	$319	$445
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
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $280 million and $325 million at July 31, 2017 and October 31, 2016, respectively. Revenue recognized under our extended warranty programs was $28 million and $109 million for the three and nine months ended July 31, 2017, respectively, and $37 million and $113 million for the three and nine months ended July 31, 2016, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of July 31, 2017, approximately 6,600, or 94%, of our hourly workers and approximately 900, or 17%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at July 31, 2017
Employee termination charges	$5	$15	$(11)	$—	$9
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$15	$(12)	$—	$10

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at July 31, 2016
Employee termination charges	$62	$4	$(58)	$2	$10
Lease vacancy	5	—	(4)	—	1
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(62)	$2	$12
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
Chatham restructuring activities
In the third quarter of 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized an additional charge of $14 million related to the 2011 closure of the Chatham, Ontario plant. Unsuccessful efforts to appeal the ruling in the Ontario court system ended in December 2015. On April 25, 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario ("FSCO"). On January 12, 2017, FSCO issued its approval of the partial wind-up report. On February 27, 2017, we finalized the resolution of statutory severance pay for former employees related to the closure of our Chatham, Ontario plant, resulting in a charge of $6 million in the first quarter of 2017. During the third quarter of 2017, we finalized the Chatham closure agreement. This resulted in the release of $66 million in other post-employment benefit ("OPEB") liabilities. In addition, a pension settlement accounting charge of $23 million was recorded as a result of lump-sum payments made to certain pension plan participants. These charges and benefits were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations.
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois. (“Melrose Park Facility”) in the second quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges Costs of products sold in our Consolidated Statements of Operations.
See Note 7, Postretirement benefits for further discussion.
Asset Impairments
In the three and nine months ended July 31, 2017, we concluded that we had a triggering event in connection with the sale of our fabrication business in Conway, Arkansas requiring the impairment of certain assets. As a result, we recorded charges of $5 million in our Truck segment. In August 2017, we completed the sale of the business.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the three and nine months ended July 31, 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $1 million and $8 million, respectively, in our Truck segment.
In the three and nine months ended July 31, 2016, we concluded that we had triggering events related to certain long-lived assets. As a result, we recorded impairment charges of $11 million and $16 million, respectively, in our Truck segment.
In the nine months ended July 31, 2016, we concluded that we had a triggering event in connection with the potential sale of Pure Power Technologies, LLC ("PPT"), a components business focused on air and fuel systems, requiring the impairment of certain assets. As a result, we recorded charges of $3 million in our Truck segment. In February 2016, we completed the sale of PPT.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 9, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.2 billion and $2.1 billion as of July 31, 2017 and October 31, 2016, respectively. Included in total assets of our Financial Services operations were finance receivables of $1.8 billion and $1.7 billion as of July 31, 2017 and October 31, 2016, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	July 31, 2017	October 31, 2016
Retail portfolio	$520	$499
Wholesale portfolio	1,291	1,199
Total finance receivables	1,811	1,698
Less: Allowance for doubtful accounts	23	21
Total finance receivables, net	1,788	1,677
Less: Current portion, net(A)	1,557	1,457
Noncurrent portion, net	$231	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2017 and October 31, 2016, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $820 million and $829 million as of July 31, 2017 and October 31, 2016, respectively. Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $122 million and $108 million as of July 31, 2017 and October 31, 2016, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Retail notes and finance leases revenue	$11	$9	$30	$28
Wholesale notes interest	28	29	75	81
Operating lease revenue	17	17	50	49
Retail and wholesale accounts interest	6	5	17	19
Gross finance revenues	62	60	172	177
Less: Intercompany revenues	27	26	70	75
Finance revenues	$35	$34	$102	$102
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2017				Three Months Ended July 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$21	$2	$28	$51	$21	$4	$26	$51
Provision for doubtful accounts, net of recoveries	(1)	1	1	1	2	(1)	—	1
Charge-off of accounts	(1)	—	—	(1)	(3)	—	(1)	(4)
Other(A)	1	—	—	1	(2)	—	2	—
Allowance for doubtful accounts, at end of period	$20	$3	$29	$52	$18	$3	$27	$48

	Nine Months Ended July 31, 2017				Nine Months Ended July 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	5	1	2	8	5	(1)	4	8
Charge-off of accounts	(5)	—	(1)	(6)	(7)	—	(2)	(9)
Other(A)	1	—	—	1	(2)	—	3	1
Allowance for doubtful accounts, at end of period	$20	$3	$29	$52	$18	$3	$27	$48
____________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	July 31, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$20	$—	$20	$15	$—	$15
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	8	—	8
Finance receivables on non-accrual status	20	—	20	15	—	15
The average balances of the impaired finance receivables in the retail portfolio were $19 million and $18 million during the nine months ended July 31, 2017 and 2016, respectively. See Note 9, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$465	$1,290	$1,755	$449	$1,198	$1,647
30-90 days past due	39	1	40	37	—	37
Over 90 days past due	16	—	16	13	1	14
Total finance receivables	$520	$1,291	$1,811	$499	$1,199	$1,698
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	July 31, 2017	October 31, 2016
Finished products	$631	$678
Work in process	66	46
Raw materials	282	220
Total inventories, net	$979	$944

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	July 31, 2017	October 31, 2016
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $9 and $14, respectively, and unamortized debt issuance costs of $11 and $7, respectively	$1,001	$1,009
8.25% Senior Notes, due 2022 net of unamortized discount of $14 and $15, respectively, and unamortized debt issuance costs of $14 and $12, respectively	1,422	1,173
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $6 and $10, respectively, and unamortized debt issuance costs of $1 at both dates	193	189
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $17 and $24, respectively, and unamortized debt issuance costs of $3 and $4, respectively	391	383
Financing arrangements and capital lease obligations	36	42
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	127	52
Other	34	28
Total Manufacturing operations debt	3,424	3,096
Less: Current portion	114	71
Net long-term Manufacturing operations debt	$3,310	$3,025

(in millions)	July 31, 2017	October 31, 2016
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $6 at both dates	$822	$753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2023, net of unamortized debt issuance costs of $2 and $3, respectively	774	861
Commercial paper, at variable rates, program matures in 2022	100	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	100	98
Total Financial Services operations debt	1,796	1,808
Less: Current portion	851	836
Net long-term Financial Services operations debt	$945	$972
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
Amended and Restated Asset-Based Credit Facility
In August 2017, we amended and extended our Amended and Restated Asset-Based Credit Facility which was originally due in May 2018. The 2017 amendment extended the maturity date to August 2022, subject to a springing maturity based upon the maturity of our Term Loan and Senior Notes, and reduced the revolving facility from $175 million to a maximum of $125 million. Our borrowing capacity under the amended facility was previously subject to a $35 million liquidity block and is now subject to a $13 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of July 31, 2017, we had no borrowings, and we have limited availability to borrow under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt.
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
In June 2017, Navistar Financial Securities Corporation ("NFSC") issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2017.
Bank Credit Facilities
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The borrowings on the revolving portion of the facility totaled $274 million as of July 31, 2017. The balance of the term loan portion of the facility was $78 million as of July 31, 2017. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to ₱1.8 billion (the equivalent of approximately US$102 million at July 31, 2017). This program replaced the program that matured in December 2016.

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
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2017, we contributed $21 million and $67 million, respectively, and for the three and nine months ended July 31, 2016, $20 million and $60 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $46 million to our pension plans during the remainder of 2017.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and nine months ended July 31, 2017, and 2016, as well as anticipated contributions for the remainder of 2017, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the periods ended July 31 is comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost for benefits earned during the period	$2	$2	$1	$1	$6	$7	$4	$4
Interest on obligation	27	29	11	14	80	88	35	44
Amortization of cumulative loss	30	26	6	8	89	78	17	24
Amortization of prior service benefit	—	—	—	—	—	—	—	(1)
Settlements	23	—	—	—	23	—	—	—
Contractual termination benefits	9	1	4	4	10	3	4	4
Curtailments and other	—	—	(58)	—	—	—	(58)	—
Premiums on pension insurance	4	4	—	—	12	12	—	—
Expected return on assets	(40)	(41)	(5)	(6)	(119)	(125)	(17)	(19)
Net periodic benefit expense	$55	$21	$(41)	$21	$101	$63	$(15)	$56
In 2016, we changed the approach utilized to estimate the service cost and interest cost components of net periodic benefit cost for our major defined benefit postretirement plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. In 2016, we began using a spot rate approach for the estimation of service and interest cost for our major plans by applying specific spot rates along the yield curve to the relevant projected cash flows to provide a better estimate of service and interest costs.
In April 2016, we filed a qualified partial wind-up report for approval by FSCO related to the 2011 closure of our Chatham, Ontario plant. FSCO provided formal approval in January 2017. As a result of an ongoing administration review ordered in conjunction with the partial wind-up, we recognized $1 million of contractual termination charges in the first quarter of 2017. During the third quarter of 2017, we finalized the Chatham closure agreement. This resulted in the release of $66 million in other postemployment benefit ("OPEB") liabilities. In addition, a pension settlement accounting charge of $23 million was recorded as a result of lump-sum payments made to certain pension plan participants. These charges and benefits were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 2, Restructurings and Impairments for further discussion. As a result of the pension and OPEB plan remeasurements in connection with the finalization of the Chatham closure agreement, net actuarial gains of $21 million were recognized as a component of Accumulated other comprehensive loss in the third quarter of 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the third quarter of 2017, we committed to a plan to cease engine production at our Melrose Park Facility in the second quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized $9 million of pension and $4 million of OPEB contractual termination benefits charges and $10 million of OPEB curtailment charges. These charges were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 2, Restructurings and Impairments for further discussion. A pension curtailment gain of $2 million and net actuarial gains of $91 million resulting from pension and OPEB remeasurements in connection with our Melrose Park Facility announcement were recognized as a component of Accumulated other comprehensive loss in the third quarter of 2017.
Also, in the third quarter of 2017, in accordance with the intraperiod tax allocation rules, we recorded a net benefit of $35 million related to domestic continuing operations in Income tax expense in our Consolidated Statements of Operations, and an offsetting reduction in Other comprehensive income due to the remeasurement of certain pension and OPEB plans.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $22 million in the three and nine months ended July 31, 2017, and 2016, respectively.
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
8. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. For all periods presented, U.S. and certain foreign results are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. Items included in income tax expense in the periods in which they occur include the tax effects of cumulative changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years. In the third quarter of 2017, in accordance with the intraperiod tax allocation rules, we recorded a net benefit of $35 million in Income tax expense related to domestic continuing operations, and an offsetting reduction in Other comprehensive income, which resulted from gains due to the remeasurement of certain pension and OPEB plans. The net benefit was offset by an increase in foreign taxes in Canada and Mexico. For more information, see Note 7, Postretirement Benefits.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2017, the amount of liability for uncertain tax positions was $49 million. The liability at July 31, 2017 has a recorded offsetting tax benefit associated with various issues that total $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. For the three and nine months ended July 31, 2017, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million, and $1 million, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2017				As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. Treasury bills	$3	$—	$—	$3	$6	$—	$—	$6
Other	59	—	—	59	40	—	—	40
Derivative financial instruments:
Commodity forward contracts(A)	—	2	—	2	—	2	—	2
Foreign currency contracts(A)	—	1	—	1	—	—	—	—
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$62	$4	$—	$66	$46	$3	$—	$49
Liabilities
Derivative financial instruments:
Foreign currency contracts(C)	$—	$9	$—	$9	$—	$—	$—	$—
Guarantees	—	—	19	19	—	—	23	23
Total liabilities	$—	$9	$19	$28	$—	$—	$23	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Guarantees, at beginning of period	$(19)	$(19)	$(23)	$(10)
Transfers out of Level 3	—	—	—	—
Net terminations (issuances)	—	(5)	1	(16)
Settlements	—	1	3	3
Guarantees, at end of period	$(19)	$(23)	$(19)	$(23)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$152	$152	$158
Notes receivable	—	—	—	—	—
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,031	1,031	1,001
8.25% Senior Notes, due 2022	1,447	—	—	1,447	1,422
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	201	201	193
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	413	413	391
Financing arrangements	—	—	16	16	32
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	234	—	234	220
Financed lease obligations	—	—	127	127	127
Other	—	—	34	34	34
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	828	828	822
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2023	—	—	751	751	774
Commercial paper, at variable rates, program matures in 2022	100	—	—	100	100
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	—	—	101	101	100

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$151
Notes receivable	—	—	1	1	1
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,037	1,037	1,009
8.25% Senior Notes, due 2022	1,180	—	—	1,180	1,173
4.50% Senior Subordinated Convertible Notes, due 2018(A)	—	—	189	189	189
4.75% Senior Subordinated Convertible Notes, due 2019(A)	—	—	382	382	383
Financing arrangements	—	—	17	17	37
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	220
Financed lease obligations	—	—	52	52	52
Other	—	—	26	26	28
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	754	754	753
Bank credit facilities, at fixed and variable rates, due dates from 2017 through 2023	—	—	851	851	861
Commercial paper, at variable rates, program matures in 2022	96	—	—	96	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	—	—	98	98	98
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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at July 31, 2017 and October 31, 2016, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion and $2.4 billion at July 31, 2017 and October 31, 2016, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $114 million and $48 million and financed lease obligations of $127 million and $51 million, in our Consolidated Balance Sheets as of July 31, 2017 and October 31, 2016, respectively.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2017, the amount of stand-by letters of credit and surety bonds was $89 million.
In addition, as of July 31, 2017, we have $21 million of outstanding purchase commitments and contracts with $37 million of cancellation fees with expiration dates through 2021.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2017. The majority of these accrued liabilities are expected to be paid subsequent to 2018.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process has commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2000 through October 31, 2014.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice stating that the Committee lacked standing to bring its claims and overruled the defendants' motion to dismiss the Committee Members' Complaint, subject to the parties conducting limited discovery and filing cross-motions for summary judgment on whether the Committee Members' Complaint is barred by the statute of limitations. The parties’ cross-motions for summary judgment are due September 21, 2017.
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
FATMA Notice
International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion sent waste to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at July 31, 2017), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself. In August 2017, IIAA presented a motion to the District Attorney to set forth its defenses and correct inaccuracies in the notice.  The District Attorney has informed IIAA that it intends to present a Consent Agreement with all of the companies that sent waste to Natureza in September 2017. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at July 31, 2017). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney. On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90 day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to the suspension on June 30, 2017. Currently, no demands or offers are outstanding.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. filed a putative class action lawsuit against NIC, NI, Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, seven additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. To date, no appeals have been filed, but the deadline for the Company to appeal the class certification decision has been extended indefinitely, subject to a 15-day notice of termination.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the Court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. Preliminary motions not decided at the June 5, 2017 hearing are scheduled to be heard on October 17, 2017. The class authorization hearing in Quebec has not been scheduled, and there are no authorization hearings scheduled in any of the other Canadian Actions at this time.
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
On December 17, 2014, Navistar's motion to consolidate the U.S. Actions and certain other non-class action lawsuits was granted. The MDL Panel issued an order consolidating all of the U.S. Actions that were pending on the date of Navistar’s motion before Judge Gottschall in the United States District Court for the Northern District of Illinois (the "MDL Action"). The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately twenty such actions are currently pending.
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
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict in the amount of $31 million against the Company, including $20 million in punitive damages. The Company intends to challenge the verdict in the trial court and, if necessary, the appellate court. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
Discovery in the matter is proceeding in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's Minute Order entered on July 12, 2017, the Phase I liability fact discovery is to be completed by November 9, 2017. The proposed deadline for dispositive motions is set for June 11, 2018. After completion of the liability phase, the court will set further dates for a remedy phase.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of July 31, 2017), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$41 million as of July 31, 2017) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
On July 18, 2016, IIAA and Navitrucks presented additional documents and information related to the hearing held on June 13-15, 2016. On September 30, 2016, the parties presented their final allegations. On April 20, 2017, the arbitral tribunal issued a partial award (the "Initial Award") granting a portion of the relief sought by each of the parties. Specifically, the arbitral tribunal's Initial Award held that: (a) Navitrucks failed to pay certain amounts to IIAA for the purchase of vehicles under its agreements with IIAA, thereby breaching its contractual obligations; and (b) IIAA breached its contractual obligations under its agreements with Navitrucks due to its failure to fulfill its promises to invest in products, infrastructure, and a dealership network. Furthermore, the arbitral tribunal held that, due to the mutual breach of the agreements between IIAA and Navitrucks, the agreements should be deemed terminated.
On June 3, 2017, IIAA and Navitrucks filed an application to clarify certain interpretations of the Initial Award and to correct clerical errors in the Initial Award. IIAA also requested an award to (a) set the undisputable amount of the Initial Award, and (2) order Navitrucks to promptly pay such amount. On June 8, 2017, the arbitral tribunal invited IIAA and Navitrucks to present their respective comments on each other’s applications on or before June 27, 2017. On June 27, 2017, IIAA and Navitrucks filed their respective comments. The arbitral tribunal is expected to render its decision in September 2017. After the decision is rendered, the calculation phase of the arbitration will begin and is estimated to be one year or longer in duration. In the damages calculation phase, the actual monetary amount of the damages owed from one party to the other will be definitively determined.
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
Other
U.S. Department of Defense Matter
In the third quarter of 2016, Navistar Defense, LLC ("ND") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from the DOD IG and the United States Department of Justice ("DOJ"), to discuss the matter.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Auditing Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. At this time, we are unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2017
External sales and revenues, net	$1,521	$580	$74	$35	$3	$2,213
Intersegment sales and revenues	10	6	10	27	(53)	—
Total sales and revenues, net	$1,531	$586	$84	$62	$(50)	$2,213
Income (loss) from continuing operations attributable to NIC, net of tax	$7	$157	$3	$23	$(154)	$36
Income tax expense	—	—	—	—	—	—
Segment profit (loss)	$7	$157	$3	$23	$(154)	$36
Depreciation and amortization	$35	$3	$3	$13	$3	$57
Interest expense	—	—	—	24	67	91
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	—	1
Capital expenditures(B)	21	1	2	—	3	27

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2016
External sales and revenues, net	$1,386	$589	$73	$34	$4	$2,086
Intersegment sales and revenues	9	8	12	26	(55)	—
Total sales and revenues, net	$1,395	$597	$85	$60	$(51)	$2,086
Income (loss) from continuing operations attributable to NIC, net of tax	$(54)	$152	$(5)	$26	$(153)	$(34)
Income tax expense	—	—	—	—	(14)	(14)
Segment profit (loss)	$(54)	$152	$(5)	$26	$(139)	$(20)
Depreciation and amortization	$29	$3	$4	$13	$4	$53
Interest expense	—	—	—	21	63	84
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	26	—	—	1	3	30

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2017
External sales and revenues, net	$3,929		$1,747	$186	$102	$8	$5,972
Intersegment sales and revenues	27		19	18	70	(134)	—
Total sales and revenues, net	$3,956		$1,766	$204	$172	$(126)	$5,972
Income (loss) from continuing operations attributable to NIC, net of tax	$(118)		$459	$(8)	$51	$(490)	$(106)
Income tax expense	—		—	—	—	(10)	(10)
Segment profit (loss)	$(118)		$459	$(8)	$51	$(480)	$(96)
Depreciation and amortization	$103		$9	$10	$38	$9	$169
Interest expense	—	—	—	—	65	197	262
Equity in income of non-consolidated affiliates	3		3	—	—	—	6
Capital expenditures(B)	78		2	5	1	7	93

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2016
External sales and revenues, net	$3,926		$1,791	$221	$102	$8	$6,048
Intersegment sales and revenues	81		23	33	75	(212)	—
Total sales and revenues, net	$4,007		$1,814	$254	$177	$(204)	$6,048
Income (loss) from continuing operations attributable to NIC, net of tax	$(128)		$478	$(19)	$77	$(471)	$(63)
Income tax expense	—		—	—	—	(25)	(25)
Segment profit (loss)	$(128)		$478	$(19)	$77	$(446)	$(38)
Depreciation and amortization	$92		$10	$13	$37	$12	$164
Interest expense	—	—	—	—	59	187	246
Equity in income (loss) of non-consolidated affiliates	3		3	(3)	—	—	3
Capital expenditures(B)	70		2	2	1	8	83

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2017	$1,736	$602	$374	$2,237	$1,131	$6,080
October 31, 2016	1,520	594	407	2,116	1,016	5,653
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $45 million and $121 million for the three and nine months ended July 31, 2017, respectively, and $43 million and $127 million for the three and nine months ended July 31, 2016, respectively.

(B)	Exclusive of purchases of equipment leased to others.
12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)
Other comprehensive income before reclassifications(A)	—	42	72	114
Amounts reclassified out of accumulated other comprehensive loss	—	—	53	53
Net current-period other comprehensive income	—	42	125	167
Balance as of July 31, 2017	$1	$(246)	$(2,167)	$(2,412)
____________________
(A) Other comprehensive income before reclassifications for Defined Benefit Plans includes $111 million of remeasurement gains and $2 million of curtailment gains, partially offset by a $35 million intraperiod tax allocation and $6 million of deferred tax assets during the third quarter of 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive income before reclassifications(A)	—	34	72	106
Amounts reclassified out of accumulated other comprehensive loss	—	—	122	122
Net current-period other comprehensive income	—	34	194	228
Balance as of July 31, 2017	$1	$(246)	$(2,167)	$(2,412)
____________________
(A) Other comprehensive income before reclassifications for Defined Benefit Plans includes $111 million of remeasurement gains and $2 million of curtailment gains, partially offset by a $35 million intraperiod tax allocation and $6 million of deferred tax assets during the third quarter of 2017.

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
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended July 31,		Nine Months Ended July 31,
	Location in Consolidated Statements of Operations	2017	2016	2017	2016
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$—	$—	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	36	34	106	101
Settlements	Restructuring charges	23	—	23	—
	Total before tax	59	34	129	100
	Tax expense	(6)	—	(7)	—
Total reclassifications for the period, net of tax		$53	$34	$122	$100

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2017	2016	2017	2016
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$36	$(34)	$(106)	$(63)
Income from discontinued operations, net of tax	1	—	1	—
Net income (loss)	$37	$(34)	$(105)	$(63)

Denominator:
Weighted average shares outstanding:
Basic	98.3	81.7	91.1	81.7
Effect of dilutive securities	0.3	—	—	—
Diluted	98.6	81.7	91.1	81.7

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$0.37	$(0.42)	$(1.16)	$(0.77)
Discontinued operations	0.01	—	0.01	$—
	$0.38	$(0.42)	$(1.15)	$(0.77)
Diluted:
Continuing operations	$0.37	$(0.42)	$(1.16)	$(0.77)
Discontinued operations	0.01	—	0.01	—
	$0.38	$(0.42)	$(1.15)	$(0.77)
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
For the three months ended July 31, 2016, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended July 31, 2016, the aggregate shares not included were 15.2 million.
For the three months ended July 31, 2017, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended July 31, 2017, the aggregate shares not included were 14.6 million.
In February 2017, we consummated our previously announced strategic alliance with Volkswagen Truck & Bus ("VW T&B"), which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company, excluding stock issuance costs.
For both the nine months ended July 31, 2017 and 2016, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the nine months ended July 31, 2017 and 2016, the aggregate shares not included were 14.7 million and 15 million, respectively.
For both the three and nine months ended July 31, 2017 and 2016, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
14. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of July 31, 2017 and October 31, 2016, and condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended July 31, 2017 and 2016, and condensed consolidating statements of cash flows for the nine months ended July 31, 2017 and 2016.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,524	$1,562	$(873)	$2,213
Costs of products sold	—	1,328	1,337	(862)	1,803
Restructuring charges	—	31	(44)	—	(13)
Asset impairment charges	—	—	6	—	6
All other operating expenses (income)	36	267	88	(14)	377
Total costs and expenses	36	1,626	1,387	(876)	2,173
Equity in income (loss) of affiliates	73	67	—	(139)	1
Income (loss) before income taxes	37	(35)	175	(136)	41
Income tax benefit (expense)	—	35	(35)	—	—
Income (loss) from continuing operations	37	—	140	(136)	41
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	37	—	141	(136)	42
Less: Net income attributable to non-controlling interests	—	—	5	—	5
Net income (loss) attributable to Navistar International Corporation	$37	$—	$136	$(136)	$37

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$37	$—	$141	$(136)	$42
Other comprehensive income (loss):
Foreign currency translation adjustment	42	—	42	(42)	42
Defined benefit plans, net of tax	125	126	35	(161)	125
Total other comprehensive income (loss)	167	126	77	(203)	167
Comprehensive income (loss)	204	126	218	(339)	209
Less: Net income attributable to non-controlling interests	—	—	5	—	5
Total comprehensive income (loss) attributable to Navistar International Corporation	$204	$126	$213	$(339)	$204

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,319	$3,988	$(2,335)	$5,972
Costs of products sold	—	3,813	3,431	(2,295)	4,949
Restructuring charges	—	33	(37)	—	(4)
Asset impairment charges	—	7	6	—	13
All other operating expenses (income)	92	738	307	(39)	1,098
Total costs and expenses	92	4,591	3,707	(2,334)	6,056
Equity in income (loss) of affiliates	(13)	128	3	(112)	6
Income (loss) before income taxes	(105)	(144)	284	(113)	(78)
Income tax benefit (expense)	—	35	(45)	—	(10)
Income (loss) from continuing operations	(105)	(109)	239	(113)	(88)
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	(105)	(109)	240	(113)	(87)
Less: Net income attributable to non-controlling interests	—	—	18	—	18
Net income (loss) attributable to Navistar International Corporation	$(105)	$(109)	$222	$(113)	$(105)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(105)	$(109)	$240	$(113)	$(87)
Other comprehensive income (loss):
Foreign currency translation adjustment	34	—	34	(34)	34
Defined benefit plans, net of tax	194	192	38	(230)	194
Total other comprehensive income (loss)	228	192	72	(264)	228
Comprehensive income (loss)	123	83	312	(377)	141
Less: Net income attributable to non-controlling interests	—	—	18	—	18
Total comprehensive income (loss) attributable to Navistar International Corporation	$123	$83	$294	$(377)	$123

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet as of July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$652	$23	$236	$—	$911
Marketable securities	44	—	18	—	62
Restricted cash	16	5	116	—	137
Finance and other receivables, net	8	202	1,997	(90)	2,117
Inventories	—	585	399	(5)	979
Investments in non-consolidated affiliates	(7,215)	6,372	52	846	55
Property and equipment, net	—	796	544	(7)	1,333
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	132	(1)	141
Other	3	127	178	(1)	307
Total assets	$(6,492)	$8,120	$3,710	$742	$6,080
Liabilities and stockholders’ equity (deficit)
Debt	$2,227	$1,192	$1,801	$—	$5,220
Postretirement benefits liabilities	—	2,690	134	—	2,824
Amounts due to (from) affiliates	(7,738)	10,947	(3,261)	52	—
Other liabilities	3,944	(244)	(677)	(64)	2,959
Total liabilities	(1,567)	14,585	(2,003)	(12)	11,003
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,925)	(6,465)	5,711	754	(4,925)
Stockholders’ equity attributable to non-controlling interest	—	—	2	—	2
Total liabilities and stockholders’ equity (deficit)	$(6,492)	$8,120	$3,710	$742	$6,080

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(307)	$(401)	$(126)	$666	$(168)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	2	(27)	—	(25)
Net sales (purchases) of marketable securities	(16)	—	—	—	(16)
Capital expenditures and purchase of equipment leased to others	—	(132)	(57)	—	(189)
Other investing activities	(250)	6	30	250	36
Net cash provided by (used in) investing activities	(266)	(124)	(54)	250	(194)
Cash flows from financing activities
Net borrowings (repayments) of debt	542	384	(58)	(674)	194
Issuance of common stock, net of issuance costs	245	—	250	(250)	245
Other financing activities	3	47	(29)	8	29
Net cash provided by (used in) financing activities	790	431	163	(916)	468
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Increase (decrease) in cash and cash equivalents	217	(94)	(16)	—	107
Cash and cash equivalents at beginning of the period	435	117	252	—	804
Cash and cash equivalents at end of the period	$652	$23	$236	$—	$911

Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$1,411	$1,432	$(757)	$2,086
Costs of products sold	—	1,276	1,216	(735)	1,757
Restructuring charges	—	(1)	6	—	5
Asset impairment charges	—	—	12	—	12
All other operating expenses (income)	18	197	131	(18)	328
Total costs and expenses	18	1,472	1,365	(753)	2,102
Equity in income (loss) of affiliates	(16)	63	1	(46)	2
Income (loss) before income taxes	(34)	2	68	(50)	(14)
Income tax expense	—	(1)	(13)	—	(14)
Net income (loss)	(34)	1	55	(50)	(28)
Less: Net income attributable to non-controlling interests	—	—	6	—	6
Net income (loss) attributable to Navistar International Corporation	$(34)	$1	$49	$(50)	$(34)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(34)	$1	$55	$(50)	$(28)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	—	(10)	10	(10)
Defined benefit plans, net of tax	34	33	1	(34)	34
Total other comprehensive income (loss)	24	33	(9)	(24)	24
Comprehensive income (loss)	(10)	34	46	(74)	(4)
Less: Net income attributable to non-controlling interests	—	—	6	—	6
Total comprehensive income (loss) attributable to Navistar International Corporation	$(10)	$34	$40	$(74)	$(10)

Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$4,455	$4,055	$(2,462)	$6,048
Costs of products sold	—	4,028	3,447	(2,407)	5,068
Restructuring charges	—	3	8	—	11
Asset impairment charges	—	2	15	—	17
All other operating expenses (income)	75	643	305	(54)	969
Total costs and expenses	75	4,676	3,775	(2,461)	6,065
Equity in income (loss) of affiliates	12	118	—	(127)	3
Income (loss) before income taxes	(63)	(103)	280	(128)	(14)
Income tax benefit (expense)	—	10	(35)	—	(25)
Net income (loss)	(63)	(93)	245	(128)	(39)
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Net income (loss) attributable to Navistar International Corporation	$(63)	$(93)	$221	$(128)	$(63)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Nine Months Ended July 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(63)	$(93)	$245	$(128)	$(39)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	—	7	(7)	7
Defined benefit plans, net of tax	82	96	(14)	(82)	82
Total other comprehensive income (loss)	89	96	(7)	(89)	89
Comprehensive income (loss)	26	3	238	(217)	50
Less: Net income attributable to non-controlling interests	—	—	24	—	24
Total comprehensive income (loss) attributable to Navistar International Corporation	$26	$3	$214	$(217)	$26

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
Third Quarter Summary
During the third quarter of 2017, we continued to take actions that we believe will improve our performance. The focus of our strategy includes: growing business in our Core markets, seeking new sources of revenue, driving operational excellence, leveraging the VW T&B alliance, investing in our people, and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In January 2017, we issued an additional $250 million aggregate principal amount of our 8.25% Senior Notes due in 2022 ("Senior Notes"). The proceeds from the January 2017 issuance of additional Senior Notes are being used for general corporate purposes, including working capital and capital expenditures.

In February 2017, we amended the Senior Secured Term Loan Credit Facility ("Term Loan") to reprice our remaining $1.0 billion loan and insert provisions regarding European Union bail-in legislation. The amendment reduces the interest rate applicable to the outstanding loan by 1.50%.
In February 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company.
We remain committed to product investment to increase customer value and to focus on our Core markets. In February 2017, we launched our new International® A26™ diesel engine. The A26™ is an all-new 12.4L engine design which we believe offers improved fuel economy and will deliver the uptime that our customers demand. In April 2017, we launched the International® RH™ Series, our new Class 8 regional haul tractor powered by the new International® A26™ engine. The RH™ Series is designed to deliver further improvements in uptime and productivity for the driver. We continue to realize our plan to release a new or redesigned product every six months through 2018. In July 2017, we fulfilled customer shipments of our first on-highway vehicles powered by the International® A26™ diesel engine.
We continue to seek new sources of revenue. In March 2017, we announced that Navistar Defense, LLC, was awarded two foreign military contracts by the U.S. Army Contracting Command. The first is to produce and support MaxxPro® Dash DXM™ Mine Resistant Ambush Protected ("MRAP") vehicles for Pakistan. The second is to reset, upgrade and support MaxxPro® MRAP Excess Defense Article vehicles for the United Arab Emirates ("U.A.E."). The majority of the work will take place at our West Point, Mississippi assembly plant. Delivery is planned to be completed for Pakistan in calendar year 2017 and for U.A.E. in calendar year 2018. In July 2017, we made our OnCommand® Connection Telematics solution available for purchase. It offers truck and bus drivers and fleets a comprehensive, one-price solution that can help cut the cost of vehicle maintenance, while managing federal and state compliance needs.
We continue to drive operational excellence by focusing on business in our Core markets. During the second quarter of 2017, we implemented a shift in market mix for our used trucks to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We have realized favorable impacts during the third quarter of 2017 as a result of the shift in market mix. We continue to seek alternative channels to sell our used trucks. In May 2017, we completed the sale of a business line included in our Parts segment. In July 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the second quarter of fiscal 2018. During August 2017, we also sold our fabrication business in Conway, Arkansas.
Financial Summary
Continuing Operations Results — In the third quarter of 2017, our consolidated net sales and revenues were $2.2 billion, a 6% increase compared to the prior year quarter. The increase primarily reflects higher volumes from our Truck segment.
In the third quarter and first nine months of 2017, we earned income from continuing operations before income taxes of $41 million and a loss from continuing operations before income taxes of $78 million, respectively, compared to a loss from continuing operations before income taxes of $14 million in both of the respective prior year periods. Our gross margin increased by $81 million and $43 million in the third quarter and first nine months of 2017, respectively, primarily due to higher volumes, a decrease in used truck losses, improved material costs in our Core markets, lower restructuring charges, and a decrease in adjustments to pre-existing warranties. In the third quarter and first nine months of 2017, our Truck segment recorded charges to our used truck reserve of $14 million and $102 million compared to charges of $40 million and $124 million in the respective prior year periods. In the third quarter of 2017, we recorded a charge for adjustments to pre-existing warranties of $6 million compared to $19 million in the comparable prior year period. In the first nine months of 2017, we recorded a net benefit for adjustments to pre-existing warranties of $4 million compared to a charge of $70 million in the comparable prior year period.
In the third quarter of 2017, consolidated net income attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $160 million compared to $96 million in the comparable prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the third quarter of 2017 was $194 million compared to $132 million in the comparable prior year period. In the first nine months of 2017, EBITDA was $270 million compared to $313 million in the comparable prior year period. Excluding certain net impacts, Adjusted EBITDA in the first nine months of 2017 was $314 million compared to $396 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.

In the third quarter and first nine months of 2017, we recognized income tax expense of zero and $10 million, compared to $14 million and $25 million in the respective prior year periods. Income tax expense for both periods is impacted by geographical mix and certain discrete items. The change in income tax expense is primarily driven by a $35 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurements, offset by an increase in foreign taxes in Canada and Mexico. The first nine months of 2017 were also partially offset by a $13 million benefit from the release of the valuation allowance on U.S. alternative minimum tax ("AMT") credits due to the U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015 recorded in the first quarter of 2016.
In the third quarter and first nine months of 2017, after income taxes, we had net income from continuing operations attributable to NIC of $36 million or $0.37 per diluted share for continuing operations, and a net loss from continuing operations attributable to NIC of $106 million, or $1.16 per diluted share for continuing operations, compared to net loss of $34 million and $63 million, or $0.42 and $0.77 per diluted share for continuing operations, in the respective prior year periods.
We ended the third quarter of 2017 with $973 million of consolidated cash, cash equivalents and marketable securities, compared to $850 million as of October 31, 2016. The increase in consolidated cash, cash equivalents and marketable securities was primarily attributable to the issuance of $250 million of long-term debt, the receipt of $256 million in proceeds from the equity issuance to VW T&B and lower payments for accounts payable, partially offset by an increase in finance receivables, inventories and other current and noncurrent assets as well as decreases in other current and noncurrent liabilities, and payments for capital expenditures and purchases of equipment leased to others.
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the three and nine months ended July 31, 2017 as compared to the three and nine months ended July 31, 2016

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except per share data and % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales and revenues, net	$2,213	$2,086	$127	6%	$5,972	$6,048	$(76)	(1)%
Costs of products sold	1,803	1,757	46	3%	4,949	5,068	(119)	(2)%
Restructuring charges	(13)	5	(18)	(360)%	(4)	11	(15)	(136)%
Asset impairment charges	6	12	(6)	(50)%	13	17	(4)	(24)%
Selling, general and administrative expenses	233	197	36	18%	654	604	50	8%
Engineering and product development costs	61	62	(1)	(2)%	189	181	8	4%
Interest expense	91	84	7	8%	262	246	16	7%
Other income, net	(8)	(15)	7	(47)%	(7)	(62)	55	(89)%
Total costs and expenses	2,173	2,102	71	3%	6,056	6,065	(9)	—%
Equity in income of non-consolidated affiliates	1	2	(1)	(50)%	6	3	3	100%
Income (loss) from continuing operations before income taxes	41	(14)	55	(393)%	(78)	(14)	(64)	457%
Income tax expense	—	(14)	14	(100)%	(10)	(25)	15	(60)%
Income (loss) from continuing operations	41	(28)	69	(246)%	(88)	(39)	(49)	126%
Less: Net income attributable to non-controlling interests	5	6	(1)	(17)%	18	24	(6)	(25)%
Income (loss) from continuing operations, net of tax(A)	36	(34)	70	(206)%	(106)	(63)	(43)	68%
Income from discontinued operations, net of tax	1	—	1	—%	1	—	1	—%
Net income (loss)(A)	$37	$(34)	$71	(209)%	$(105)	$(63)	$(42)	67%

Diluted income (loss) per share(A)
Continuing operations	$0.37	$(0.42)	$0.79	(188)%	$(1.16)	$(0.77)	$(0.39)	51%
Discontinued operations	0.01	—	0.01	—%	0.01	—	0.01	—%
	$0.38	$(0.42)	$0.80	(190)%	$(1.15)	$(0.77)	$(0.38)	49%

Diluted weighted average shares outstanding	98.6	81.7	16.9	21%	91.1	81.7	9.4	12%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Truck	$1,531	$1,395	$136	10%	$3,956	$4,007	$(51)	(1)%
Parts	586	597	(11)	(2)%	1,766	1,814	(48)	(3)%
Global Operations	84	85	(1)	(1)%	204	254	(50)	(20)%
Financial Services	62	60	2	3%	172	177	(5)	(3)%
Corporate and Eliminations	(50)	(51)	1	(2)%	(126)	(204)	78	(38)%
Total	$2,213	$2,086	$127	6%	$5,972	$6,048	$(76)	(1)%

In the third quarter of 2017, our Truck segment net sales increased by $136 million, or 10%. The increase is primarily due to higher volumes in our Core markets, an increase in sales of General Motors ("GM")-branded units manufactured for GM, and an increase in Mexico truck volumes. Chargeouts from our Core markets in the third quarter of 2017 increased by 15% compared to the prior year quarter. In the first nine months of 2017, our Truck segment net sales decreased by $51 million, or 1%. The decrease is primarily due to lower overall volumes in our Core markets during the first half of the year, the impact of a shift in product mix in our Core markets, the cessation of sales of CAT-branded units sold to Caterpillar, and the sale of Pure Power Technologies ("PPT") in the second quarter of 2016, partially offset by an increase in Mexico truck volumes, and the commencement of sales of GM-branded units manufactured for GM. Chargeouts from our Core markets during the first nine months of 2017 were down 1% compared to the prior year period.
In the third quarter and first nine months of 2017, our Parts segment sales decreased by $11 million and $48 million, respectively, or 2% primarily due to lower BDP sales and lower North America volumes, partially offset by higher U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales.
In the third quarter of 2017, our Global Operations segment net sales were comparable to the prior year while in the first nine months of 2017, net sales decreased by $50 million, or 20% compared to the prior year period. The decrease in the first nine months of 2017 was driven by lower engine and component volumes in our South America engine operations which declined 45% compared to the prior year period due to the impact of continued economic weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate has strengthened by 13% compared with the prior year period.
In the third quarter and first nine months of 2017, our Financial Services segment net revenues increased by $2 million and decreased by $5 million, respectively, reflecting a 3% change compared to the applicable prior year periods. The increase in the third quarter is driven by higher interest rates primarily in our Mexican portfolio. The decrease in the first nine months of 2017 is primarily driven by a decrease in overall finance receivables and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher interest rates.
Costs of products sold
In the third quarter and first nine months of 2017, Costs of products sold increased by $46 million and decreased by $119 million, respectively. The increase in the third quarter was primarily driven by the impact of higher volumes in our Core markets during the third quarter, Mexico truck volumes, market pressures, and $10 million of inventory reserves related to our plan to cease production at our Melrose Park Facility, partially offset by a decrease in used truck losses, improved material costs, and lower adjustments to pre-existing warranties. The decline in the first nine months of 2017 were primarily the result of lower volumes in our Core markets during the first half of the year.
In the third quarter and first nine months of 2017, we recorded a charge to our used truck reserve of $14 million and $102 million compared to charges of $40 million and $124 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We have realized favorable impacts during the third quarter of 2017 as a result of the shift in market mix. We continue to seek alternative channels to sell our used trucks.
In the third quarter and first nine months of 2017, we recorded a charge for adjustments to pre-existing warranties of $6 million and a benefit of $4 million, respectively, compared to charges of $19 million and $70 million in the third quarter and the first nine months of 2016, respectively. The decline in charges is primarily due to the reduction in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
Restructuring Charges
In the third quarter and first nine months of 2017, our Restructuring charges decreased by $18 million and $15 million, respectively. The decrease is primarily due to postretirement net benefits of $43 million related to the execution of the closure agreement for our Chatham, Ontario plant, partially offset by postretirement and severance charges of $31 million related to our plan to cease production at our Melrose Park Facility. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative ("SG&A") expenses
In the third quarter and first nine months of 2017, our SG&A expenses increased by $36 million and $50 million, respectively, primarily due to the impact of charges related to the MaxxForce engine EGR product litigation recorded during the third quarter of 2017. For more information on our legal proceedings, see Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements.

Interest expense
In the third quarter and first nine months of 2017, our Interest expense increased by $7 million and $16 million, respectively. The increase is primarily driven by the January 2017 issuance of additional Senior Notes, increased amortization of debt issuance costs, and an increase in average borrowing rates, partially offset by the impact of the lower interest rate related to the February 2017 refinancing of our Term Loan and lower average borrowing levels for finance receivables funding.
Other income, net
In the third quarter and first nine months of 2017, our Other income decreased by $7 million and $55 million, respectively. The decline is due to a $15 million one-time fee received from a third party in the first quarter of 2016, deferred income for an IP license of $19 million in the second quarter of 2016, IP license income of $13 million in the third quarter of 2016 and unfavorable movements in foreign currency exchange rates, partially offset by the sale of a business line and machinery and equipment.
Income tax expense
In the third quarter and first nine months of 2017, our Income tax expense decreased by $14 million and $15 million, respectively. The change in income tax expense is primarily driven by a $35 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurements, partially offset by an increase in foreign taxes in Canada and Mexico. The first nine months of 2017 were also offset by a $13 million benefit from the release of the valuation allowance on U.S. AMT credits due to the U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015 recorded in the first quarter of 2016.
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
Truck Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Truck segment sales, net	$1,531	$1,395	$136	10%	$3,956	$4,007	$(51)	(1)%
Truck segment profit (loss)	7	(54)	61	113%	(118)	(128)	10	8%
Segment sales
In the third quarter of 2017, our Truck segment net sales increased by $136 million, or 10%. The increase is primarily due to higher volumes in our Core markets, an increase in sales of GM-branded units manufactured for GM, and an increase in Mexico truck volumes. Chargeouts from our Core markets increased by 15% during the third quarter, which is reflective of an improvement in Class 8 industry volumes during this period. The improvement in segment net sales reflects a 16% increase in Class 8 severe service trucks, an 11% increase in Class 8 heavy trucks and a 37% increase in medium trucks. Chargeouts in school buses were comparable to the prior year.
In the first nine months of 2017, our Truck segment net sales decreased by $51 million, or 1%. The decrease is primarily due to lower overall volumes in our Core markets during the first half of the year, the impact of a shift in product mix in our Core markets, the cessation of sales of CAT-branded units sold to Caterpillar, the decline in sales due to the sale of PPT in the second quarter of 2016, partially offset by an increase in Mexico truck volumes, and an increase in sales of GM-branded units manufactured for GM. Chargeouts from our Core markets were up 1%, which is reflective of lower Class 8 industry volumes experienced during the first half of the year. The increase reflects a 15% increase in medium trucks, a 7% increase in severe service trucks, partially offset by a 16% decrease in Class 8 heavy trucks, and a 1% decrease in school buses.

Segment results
In the third quarter and first nine months of 2017, our Truck segment results improved by $61 million and $10 million, or 113% and 8%, respectively. The improvement in our segment results was primarily driven by the impact of higher volumes in our Core markets and Mexico, a decrease in used truck losses, improved material costs, lower adjustments to pre-existing warranties and lower restructuring charges, partially offset by market pressures, charges related to the MaxxForce engine EGR product litigation, and a decrease in Other Income. The first nine months of 2017 were adversely impacted by lower volumes in our Core markets during the first half of the year.
In the third quarter and first nine months of 2017, we recorded a charge in our Truck segment for our used truck reserve of $14 million and $102 million compared to charges of $40 million and $124 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity.
In the third quarter and first nine months of 2017, we recorded a charge in our Truck segment for adjustments to pre-existing warranties of $6 million and $5 million compared to charges of $19 million and $70 million in the respective prior year periods. The decline in charges is primarily due to the reduction in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
Additionally, the decline in Other Income during the third quarter and first nine months of 2017 is due to a one-time $15 million fee received from a third party in the first quarter of 2016, deferred income for an IP license of $19 million in the second quarter of 2016, and $13 million of IP license income in the third quarter of 2016 which were recognized in Other income, net.
Parts Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Parts segment sales, net	$586	$597	$(11)	(2)%	$1,766	$1,814	$(48)	(3)%
Parts segment profit	157	152	5	3%	459	478	(19)	(4)%
Segment sales
In the third quarter and first nine months of 2017, our Parts segment sales decreased by $11 million and $48 million, respectively, primarily due to lower BDP sales and lower North America volumes, partially offset by higher U.S. and Canada parts sales related to Fleetrite™ brand and remanufactured parts sales.
Segment profit
In the third quarter and first nine months of 2017, our Parts segment profit increased by $5 million and decreased by $19 million, or 3% and 4%, respectively, compared to the applicable prior year period. The third quarter and first nine months of 2017 were primarily impacted by margin declines in BDP and our U.S. market, which were offset by higher other income of $6 million related to the sale of a business line and lower intercompany access fees. The decrease in the first nine months of 2017 was primarily the result of margin declines in BDP and North America markets in the first half of the year. Access fees are allocated to our Parts segment from our Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses. The lower fees are due to cost-reduction initiatives in the Truck segment, including significant decreases in engineering and product development costs in recent years.

Global Operations Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Global Operations segment sales, net	$84	$85	$(1)	(1)%	$204	$254	$(50)	(20)%
Global Operations segment profit (loss)	3	(5)	8	160%	(8)	(19)	11	58%
Segment sales
In the third quarter of 2017, our Global Operations segment net sales were comparable to the prior year while in the first nine months of 2017, net sales decreased by $50 million, or 20%. The decrease in the first nine months of 2017 was driven by lower engine and component volumes in our South America engine operations, which declined 45% due to the impact of continued weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate has strengthened by 13% compared with the prior year period.
Segment results
In the third quarter and first nine months of 2017, our Global Operations segment results improved by $8 million and $11 million, or 160% and 58%, respectively, primarily due to lower manufacturing and SG&A expenses as a result of our prior year restructuring and cost reduction efforts and higher other income of $6 million related to the sale of machinery and equipment. In the first nine months of 2017, our Global Operations segment loss improvement was also attributable to a one-time benefit of $9 million recognized as an adjustment to pre-existing warranties.
Financial Services Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2017	2016	Change	% Change	2017	2016	Change	% Change
Financial Services segment revenues, net	$62	$60	$2	3%	$172	$177	$(5)	(3)%
Financial Services segment profit	23	26	(3)	(12)%	51	77	(26)	(34)%
Segment revenues
In the third quarter and first nine months of 2017, our Financial Services segment net revenues increased by $2 million and decreased by $5 million, respectively, representing a 3% change compared to the applicable prior period. The increase in the third quarter is driven by higher interest rates primarily in our Mexican portfolio. The decrease in the first nine months of 2017 is primarily driven by a decrease in overall finance receivables and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher interest rates.
Segment profit
In the third quarter and first nine months of 2017, our Financial Services segment profit decreased by $3 million and $26 million, or 12% and 34%, respectively, primarily driven by lower interest margin resulting from an increase in our average borrowing rate and the pay down of certain intercompany loan receivables. The decline in the third quarter was partially offset by a decrease in the provision for loan losses in Mexico.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	6,900	6,300	600	10%	19,500	18,000	1,500	8%
Class 6 and 7 medium trucks	20,800	21,700	(900)	(4)%	64,600	64,700	(100)	—%
Class 8 heavy trucks	39,300	40,300	(1,000)	(2)%	101,600	129,900	(28,300)	(22)%
Class 8 severe service trucks(B)	16,500	15,300	1,200	8%	45,100	46,000	(900)	(2)%
Total Core markets	83,500	83,600	(100)	—%	230,800	258,600	(27,800)	(11)%
Combined class 8 trucks	55,800	55,600	200	—%	146,700	175,900	(29,200)	(17)%
Navistar Core retail deliveries(B)	12,800	11,700	1,100	9%	37,300	38,400	(1,100)	(3)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	25%	29%	20%	18%	20%
Class 8 heavy trucks	10%	11%	9%	13%	9%
Class 8 severe service trucks	12%	11%	13%	14%	12%
Combined class 8 trucks	11%	11%	10%	13%	10%

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

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,300	3,400	(100)	(3)%	9,100	9,400	(300)	(3)%
Class 6 and 7 medium trucks	4,700	3,200	1,500	47%	15,900	12,000	3,900	33%
Class 8 heavy trucks	4,600	2,600	2,000	77%	12,700	10,000	2,700	27%
Class 8 severe service trucks(B)	2,300	1,400	900	64%	6,500	5,600	900	16%
Total Core markets	14,900	10,600	4,300	41%	44,200	37,000	7,200	19%
Combined class 8 trucks	6,900	4,000	2,900	73%	19,200	15,600	3,600	23%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

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

	As of July 31,
(in units)	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,500	2,200	300	14%
Class 6 and 7 medium trucks	4,300	3,400	900	26%
Class 8 heavy trucks	6,700	12,000	(5,300)	(44)%
Class 8 severe service trucks	2,600	1,900	700	37%
Total Core markets	16,100	19,500	(3,400)	(17)%
Combined class 8 trucks	9,300	13,900	(4,600)	(33)%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2017	2016	Change	% Change	2017	2016	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,900	3,900	—	—%	8,400	8,500	(100)	(1)%
Class 6 and 7 medium trucks	4,800	3,500	1,300	37%	15,700	13,600	2,100	15%
Class 8 heavy trucks	4,200	3,800	400	11%	10,300	12,300	(2,000)	(16)%
Class 8 severe service trucks(B)	2,200	1,900	300	16%	5,900	5,500	400	7%
Total Core markets	15,100	13,100	2,000	15%	40,300	39,900	400	1%
Non "Core" military	200	200	—	—%	500	400	100	25%
Other markets(C)	2,900	2,800	100	4%	6,900	5,900	1,000	17%
Total worldwide units	18,200	16,100	2,100	13%	47,700	46,200	1,500	3%
Combined class 8 trucks	6,400	5,700	700	12%	16,200	17,800	(1,600)	(9)%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

(C)	Other markets primarily consist of Export Truck and Mexico.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	July 31, 2017	October 31, 2016
Consolidated cash and cash equivalents	$911	$804
Consolidated marketable securities	62	46
Consolidated cash, cash equivalents, and marketable securities	$973	$850

	As of
(in millions)	July 31, 2017	October 31, 2016
Manufacturing operations	$923	$800
Financial Services operations	50	50
Consolidated cash, cash equivalents, and marketable securities	$973	$850

Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature.
Consolidated cash, cash equivalents, and marketable securities totaled $973 million at July 31, 2017, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets, will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet the financing requirements of Navistar, our dealers, and retail customers.
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Manufacturing operations sold $5.2 billion of wholesale notes and accounts receivable to our Financial Services operations during the nine months ended July 31, 2017. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.4 billion as of July 31, 2017. Our Financial Services operations also make loans and provide dividends and return of capital to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $116 million at July 31, 2017.

Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). During the nine months ended July 31, 2017, we decreased our borrowings under the Intercompany Used Truck Loan by $82 million to $53 million. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the nine months ended July 31, 2017, our borrowings under the Intercompany Revolving Loan agreement decreased by $11 million to $7 million. Our Financial Services operations in Mexico extends working capital loans to our Manufacturing operations in Mexico for orders received. During the nine months ended July 31, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements increased by $6 million to $56 million.
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
As of July 31, 2017, the aggregate amount available to fund finance receivables under our Financial Services facilities was $346 million.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was further reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase. The borrowings on the revolving portion of the facility totaled $274 million as of July 31, 2017. The balance of the term loan portion of the facility was $78 million as of July 31, 2017.
In November 2016, NFSC extended the maturity date of the variable funding notes ("VFN") facility from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In May 2017, NFSC extended its VFN facility to May 2018, and the maximum capacity was reduced to $425 million. The VFN facility is secured by assets of the wholesale note owner trust.
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
In February 2017, we consummated our previously announced strategic alliance with VW T&B. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake in the Company (16.6% on a fully diluted basis)). The proceeds are being used for general corporate purposes.
In June 2017, NFSC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2017.
In August 2017, we amended and extended our Amended and Restated Asset-Based Credit Facility which was originally due in May 2018. The 2017 amendment extended the maturity date to August 2022, subject to a springing maturity based upon the maturity of our Term Loan and Senior Notes, and reduced the revolving facility from $175 million to a maximum of $125 million. Our borrowing capacity under the amended facility was previously subject to a $35 million liquidity block and is now subject to a $13 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of July 31, 2017, we had no borrowings, and we have limited availability to borrow, under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt.

We have also entered into negotiations with the holders of a majority of our Recovery Zone Facility Revenue Bonds (“Tax Exempt Bonds”) as well as with the issuers of each of those series of bonds, the Illinois Finance Authority, and the County of Cook, Illinois, to amend various covenants included in the loan agreements relating to the Tax Exempt Bonds. These proposed amendments would become effective, if at all, concurrent with a successful refinancing of our $1.0 billion Term Loan and $1.4 billion Senior Notes and would permit us to issue secured debt up to $1.7 billion as well as revise other various covenants in exchange for a coupon increase from 6.50% to 6.75% and the grant of a second lien on certain collateral securing the Term Loan. The purpose of the amendment and the related refinancing (collectively, the "Proposed Refinancing") would be to lower cash interest, extend manufacturing debt maturity dates, and increase our overall financial flexibility. There can be no assurances that we will be able to conclude the Proposed Refinancing, or any portion thereof, at all or on favorable terms.
Cash Flow Overview

	Nine Months Ended July 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(180)	$12	$(168)
Net cash used in investing activities	(143)	(51)	(194)
Net cash provided by financing activities	428	40	468
Effect of exchange rate changes on cash and cash equivalents	2	(1)	1
Increase in cash and cash equivalents	107	—	107
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$868	$43	$911

	Nine Months Ended July 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities(B)	$(316)	$302	$(14)
Net cash used in investing activities	(42)	(125)	(167)
Net cash used in financing activities(B)	(32)	(185)	(217)
Effect of exchange rate changes on cash and cash equivalents	23	10	33
Increase (decrease) in cash and cash equivalents	(367)	2	(365)
Cash and cash equivalents at beginning of the period	877	35	912
Cash and cash equivalents at end of the period	$510	$37	$547
_________________________

(A)
Manufacturing operations cash flows and Financial Services operations cash flows are not presented in accordance with, and should not be viewed as an alternative to GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our Truck segment, Global Operations segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis, to illustrate the respective cash flows giving effect to the equity basis cash flow shown above, and to provide an additional measure of performance and liquidity.

(B)
Adjustments have been made within Net cash provided by (used in) operating activities and Net cash used in financing activities sections to conform to the nine months ended July 31, 2017 presentation. The reclassification did not impact our Condensed Consolidated Statements of Cash Flows.

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $180 million and $316 million in the nine months ended July 31, 2017 and 2016, respectively. The lower use of cash from operating activities in 2017 compared to 2016 was primarily attributable to lower accounts payable and other current liability payments partially offset by a higher net loss, a decrease in the collection of accounts receivable, an increase in inventories, and lower dividends from Financial Services.

Cash paid for interest, net of amounts capitalized, was $188 million and $173 million in the nine months ended July 31, 2017 and 2016, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $143 million and $42 million in the nine months ended July 31, 2017 and 2016, respectively. The net decrease in cash flow from investing activities in 2017 compared to 2016 was primarily attributable to higher purchases and lower maturities of marketable securities as well as higher payments for capital expenditures and purchases of equipment leased to others and lower proceeds from the sale of non-consolidated affiliates partially offset by higher sales of marketable securities and higher proceeds from the sale of property and equipment.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $428 million in the nine months ended July 31, 2017 as compared to cash used in financing activities of $32 million in the nine months ended July 31, 2016. The net increase in cash flow from financing activities in 2017 compared to 2016 was primarily attributable to issuing an additional $250 million of our Senior Notes and the proceeds from the equity issuance to VW T&B, partially offset by repayments of loans to our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $12 million compared to cash provided of $302 million in the nine months ended July 31, 2017 and 2016, respectively. The decrease in cash provided by operating activities in 2017 was primarily due to an increase in the level of finance receivables funded compared to a decrease in the prior year period, and the decline in segment profit of our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $53 million and $48 million in the nine months ended July 31, 2017 and 2016, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $51 million in the nine months ended July 31, 2017 compared to cash used of $125 million in the comparable prior year period. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses, respectively, of cash from investing activities in 2017 and 2016. The decrease in cash used in investing activities in the current period was primarily due to a decline in purchases of equipment leased to others and a decline in restricted cash investments.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $40 million compared to cash used of $185 million in the nine months ended July 31, 2017 and 2016, respectively. The net decrease in cash used in financing activities in 2017 was primarily due to the increase in borrowing levels associated with the increase in the level of finance receivables funded compared to decreases in the prior year period, partially offset by an increase in repayments of debt using intercompany loan repayments received from the Manufacturing operations.

Consolidated EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, which excludes certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, and should not be viewed as an alternative to U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.
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
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Income (loss) from continuing operations attributable to NIC, net of tax	$36	$(34)	$(106)	$(63)
Plus:
Depreciation and amortization expense	57	53	169	164
Manufacturing interest expense(A)	67	63	197	187
Less:
Income tax expense	—	(14)	(10)	(25)
EBITDA	$160	$96	$270	$313
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Interest expense	$91	$84	$262	$246
Less: Financial services interest expense	24	21	65	59
Manufacturing interest expense	$67	$63	$197	$187

Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
EBITDA (reconciled above)	$160	$96	$270	$313
Less significant items of:
Adjustments to pre-existing warranties(A)	6	19	(4)	70
Asset impairment charges(B)	6	12	13	17
Restructuring of North American manufacturing operations(C)	(3)	—	6	—
Cost reduction and other strategic initiatives	—	5	—	11
EGR product litigation(D)	31	—	31	—
Gain on sale(E)	(6)	—	(6)	—
Debt refinancing charges(F)	—	—	4	—
One-time fee received(G)	—	—	—	(15)
Total adjustments	34	36	44	83
Adjusted EBITDA	$194	$132	$314	$396
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

(B)
In the third quarter and first nine months of 2017, we recorded $6 million and $13 million, respectively, of asset impairment charges in our Truck segment relating to assets held for the sale of our Conway, Arkansas fabrication business and for certain assets under operating leases. In the third quarter and first nine months of 2016, we recorded $11 million and $16 million, respectively, of asset impairment charges related to certain long lived assets in our Truck segment. In the third quarter of 2016, we recorded $1 million of asset impairment charges related to certain intangible assets in our Global operations segment.

(C)
In the third quarter and first nine months of 2017, we recorded a benefit of $3 million and charges of $6 million for restructuring in our Truck segment. In the third quarter of 2017, we recorded $41 million of charges related to our plan to cease production at our Melrose Park Facility, a net benefit of $43 million related to the resolution of the closing agreement for our Chatham, Ontario plant, and the release of $1 million in OPEB liabilities in connection with the sale of our fabrication business in Conway, Arkansas. The first nine months of 2017 were also impacted by $7 million of restructuring charges related to the closure of the Chatham, Ontario plant and $2 million of Corporate restructuring charges.

(D)	In the third quarter of 2017, we recognized a charge of $31 million for a jury verdict related to Maxxforce engine EGR product litigation in our Truck segment.

(E)	In the third quarter of 2017, we recognized a gain of $6 million related to the sale of a business line in our Parts segment.

(F)	In the second quarter of 2017, we recorded a charge of $4 million related to third party fees and debt issuance costs associated with the repricing of our Term Loan.

(G)	In the first quarter of 2016, we received a $15 million one-time fee from a third party which was recognized in Other income, net.

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
For the three and nine months ended July 31, 2017, we contributed $21 million and $67 million, respectively, and for the three and nine months ended July 31, 2016, we contributed $20 million and $60 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $46 million during the remainder of 2017. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2018 through 2020, we will be required to contribute $130 million to $190 million per year to the Plans, depending on asset performance and discount rates.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2016. During the nine months ended July 31, 2017, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingency Accruals

•	Inventories
Recently Issued Accounting Standards
The information required to be set forth under this heading is incorporated by reference from Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in Part I, Item 1.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2016. During the nine months ended July 31, 2017, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the nine months ended July 31, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:	Description	Page
(10)	Material Contracts	E-1
(10.89)	Supplemental Executive Retirement Plan	N/A
(10.90)	Managerial Retirement Objective Plan	N/A
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 6, 2017