Form 10-K
period 2017-10-31
NAVISTAR INTERNATIONAL CORP
filed 2017-12-19
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2017, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $903 million.
As of November 30, 2017, the number of shares outstanding of the registrant’s common stock was 98,445,472, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2018 annual meeting of stockholders scheduled to be held on February 13, 2018 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	6
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138
Item 9A.	Controls and Procedures	138
Item 9B.	Other Information	138

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	139
Item 11.	Executive Compensation	139
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	139
Item 13.	Certain Relationships and Related Transactions, and Director Independence	139
Item 14.	Principal Accountant Fees and Services	139

PART IV
Item 15.	Exhibits and Financial Statement Schedules	139
Item 16.	Summary	140
	Signatures	141

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

•
our business strategies and long-term goals, and activities to accomplish such strategies and goals; our ability to implement our strategy focused on growing the Core business, driving operational excellence, pursuing innovative technology solutions, leveraging the VW T&B strategic alliance, enhancing our winning culture, and improving our financial performance, as well as the results we expect to achieve from the implementation of our strategy;

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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2017, 2016, and 2015 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
Overview
We are an international manufacturer of International® brand commercial and military trucks, proprietary diesel engines, and IC Bus® ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. We also provide retail, wholesale, and lease financing services for our trucks and parts.
Our Products and Services
Our principal products and services include:

•
Trucks—We manufacture and distribute Class 4 through 8 trucks and buses in the common carrier, private carrier, government, leasing, construction, energy/petroleum, military vehicle, and student and commercial transportation markets under the International® and IC brands. We design and manufacture proprietary diesel engines for our International branded trucks and military vehicles and IC branded buses.

•
Parts—We support our International® brand commercial and military trucks, IC brand buses, and our proprietary engines, as well as our other product lines, by distributing proprietary products together with a wide selection of other standard truck, trailer, and engine service parts.

•	Financial Services—We provide retail, wholesale, and lease financing of products sold by the Truck and Parts segments, as well as their dealers, within the U.S. and Mexico.
Our Strategy
Our Business
Our core business is the United States and Canada truck and parts markets, where we participate primarily in the Class 6 through 8 vehicle market segments (our “Core” markets). In the United States and Canada, nearly one in four Class 6 through 8 vehicles on the road today is an International truck, with more than a million trucks on the road. We produce over a third of all school buses used in North America. We have one of the largest commercial vehicle parts distribution networks in the United States and a captive finance company. Outside of our markets in the United States and Canada, International is one of the leading truck brands in Mexico and much of Latin America. We are also the largest independent diesel engine company in Brazil, with our wholly-owned subsidiary International Industria Automotiva da America do Sul Ltda. (“IIAA”), formerly MWM International Industria de Motores da America Do Sul Ltda. We also export trucks, buses, and engines to niche markets around the world.
We continue to take actions that we believe will improve our performance and continue to evaluate additional opportunities to enhance value for our customers. Following is a summary of our 2017 accomplishments and our expectations going forward.
Our 2017 Accomplishments

I.
Consummated VW T&B Alliance: In February 2017, we consummated our previously announced strategic alliance with VW T&B pursuant to a Stock Purchase Agreement, dated as of September 5, 2016, by and among us and VW T&B (“the Stock Purchase Agreement”), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share, equal to a 19.9% stake in the Company (16.6% on a fully-diluted basis).

II.
Launched products and product features: In 2017, we remained committed to focusing on our Core markets and investing in product development to increase customer value. We expect to continue to announce a new or redesigned product, on average, every four to six months through 2018. By the end of 2018, our entire portfolio will consist of newly designed trucks.

•
In February 2017, we introduced our new International® A26 diesel engine, an all-new 12.4L engine design which we believe offers improved fuel economy and will deliver the uptime that our customers demand. In July 2017, we fulfilled customer shipments of our first on-highway vehicles powered by the International® A26 engine.

•
In April 2017, we introduced the International® RH™ Series, our new Class 8 regional haul tractor powered by the new International® A26 engine. The RH Series is designed to deliver further improvements in vehicle uptime and driver productivity.

•	In June 2017, we announced an IC Bus® gas powertrain offering to provide school bus customers additional powertrain options.

•
In July 2017, we made our OnCommand® Connection (“OCC”) Telematics solution available for purchase. We also announced OCC Marketplace, a new, open-architecture, cloud-based technology platform; OCC Electronic Driver Log (“EDL”), which automates federal hours of service compliance requirements. During the year, we also introduced electronic Driver Vehicle Inspection Reporting, fuel tax reporting, live-action plans, and over-the-air programming for Cummins engines.

•	In September 2017, we introduced the International® HV™ Series, our new Class 8 severe service truck powered by the new International® A26™ diesel engine.

•
In September 2017, we announced the launch of an electric medium-duty truck in North America by late 2019 with our partner VW T&B. We also expect to launch an IC electric bus as early as 2019. The IC Electric Bus chargE™ was unveiled in late 2017.

III.	Improved quality and uptime: We continued our relentless focus on improving quality and uptime in 2017.

•
We have reduced dealer dwell time through improvements in diagnostics and repair procedures. An increasing number of service locations have achieved certification under the Diamond EdgeSM Certified Program, which is a dealer service performance program that is based on rigorous adherence to exacting parts and service metrics.

•
We have made great strides in improving the quality of components manufactured by our supply base. The quality performance of our supply base has improved to the point that over the last four years, there has been a reduction of more than 70% in supplier-related internal defects observed at our manufacturing facilities. We expect that the continued reduction in supplier-related internal defects will have a positive impact on the uptime and performance of our vehicles.

•
Warranty expense continued to decline as a result of our improved product quality and reliability. Excluding pre-existing charges, warranty expense as a percentage of manufacturing revenue was 2.4% in 2017, versus 2.7% in 2016.

•
Our new product Command Center has been in place since August 2017 focused on new products dwell time improvement. The goal is a maximum 24 hours dwell time for 80% of the vehicles and 48 hours dwell time for 100% of the vehicles.  OCC will support Command Center goals through proactive diagnostics and predictive tools.

IV.	Delivered on our plan to reduce costs: In 2017, we continued cost management practices that are improving margins.

•	Procurement and engineering design processes remain focused on lowering material costs.

•	We revised our used truck strategy in the second quarter of 2017 which accelerated our sales and drove lower inventories and used truck reserve adjustments in the second half of the year.

•	We rationalized 9/10-liter engine production at our plant in Melrose Park, Illinois (the "Melrose Park Facility") and decided to cease production beginning in the third quarter of fiscal 2018.

•	The VW T&B alliance is on plan to deliver procurement, technology, and other synergies.

V.	Built sales momentum: Our Class 6-8 retail market share is gaining momentum, growing by over 150 share points over the course of fiscal 2017.

•	Customer acceptance of new heavy duty products is growing steadily compared to 2016.

•	Our share of the rental and leasing businesses is increasing, boosting our market share in the Medium truck segment.

•
At the North American Commercial Vehicle ("NACV") show in September 2017, we launched the new International® LoneStar®, International® HV™, and the International® A26 engine in our International® HX™ series.

•	Our all-makes Fleetrite® and remanufactured ReNEWed® parts sales grew by double digits compared to 2016.

VI.	Sought New Sources of Revenue: We continue to seek new sources of revenue.

•
In March 2017, we announced that Navistar Defense, LLC ("ND"), was awarded two foreign military contracts by the U.S. Army Contracting Command. Under the first contract, ND will produce and support MaxxPro® Dash

DXM™ Mine Resistant Ambush Protected (“MRAP”) vehicles for Pakistan. Under the second contract, ND will reset, upgrade and support MaxxPro® MRAP Excess Defense Article vehicles for the United Arab Emirates (“U.A.E.”). The majority of the work will take place at our West Point, Mississippi assembly plant. Delivery is planned to be completed for Pakistan in calendar year 2017 and for the U.A.E. in calendar year 2018.

•	We ramped up contract manufacturing for General Motors Company ("GM") in our Springfield, Ohio plant.

•
We announced a strategic relationship with Education Logistics, Inc. (“Edulog”), an industry leader in pupil transportation solutions, which will offer the additional comprehensive telematics solutions to the school bus market using our OCC remote diagnostics and telematics solution for all makes and models.

VII.
Evaluated non-Core activities: We also continue to evaluate our portfolio of assets to optimize our cost structure. In May 2017, we completed the sale of a fuel injector business line that had been included in our Parts segment. During August 2017, we also sold our fabrication business in Conway, Arkansas.

Our Expectations Going Forward
Going forward, we will focus on implementing our customer-centric strategy, which we believe will enable us to improve sales and market share by offering more value for our customers. Our strategy includes plans to:

•	Grow the Core business;

•	Drive operational excellence with enhanced focus on quality and reliability;

•	Pursue innovative technology solutions;

•	Leverage the VW T&B strategic alliance;

•	Enhance our winning culture; and

•	Improve our financial performance

I.	Grow the Core Business: We will continue to focus on leveraging our investments and assets to generate revenue growth.

•
New Product Launches - Our product development pipeline is full for 2018. In the first half of 2018, we will launch the International® HXTM Series with the International®A26 engine to complete the HX family. We will also launch the RE bus with the Cummins ISL engine, the International® HVTM Series vocational truck with the A26 engine; the gasoline-powered CE bus; and an updated International® LoneStar® truck. In the first half of 2018, we will introduce the International® MVTM Series, our new medium-duty truck. To support Greenhouse Gas (“GHG”) emissions requirements, we will continue to introduce features that further improve fuel economy. We will also enter the Class 4/5 market in the second half of 2018 with a vehicle that will be distributed separately through GM and our dealer networks.

•
Distribution Effectiveness - We will continue to work with the dealer organization to improve customer reach, sales effectiveness and customer uptime. Recruitment and training of salespeople, improved operating practices, and comprehensive internal sales support are central to this strategy.

•
Focus on the Customer - We will also continue our focus to align around customer needs. We will implement uptime best practices, such as managing repairs in real time to reduce dwell time, and utilizing OCC data and its advanced diagnostic and prognostic capabilities. New initiatives in 2018 are targeted to raise uptime to the next level.

•
Parts - Our growth initiatives focus on strengthening sales and dealer capability and loyalty; expansion of the successful Fleetrite all-makes parts offering; increasing share of late-in-lifecycle products including remanufactured offerings; and leveraging our connected vehicle platform and other technologies to accelerate the growth of parts and services.

II.
Drive Operational Excellence: We will continue to drive improvement of key performance metrics such as product, manufacturing, structural costs, quality, and uptime. We are also continuing our focus to identify and prioritize needed asset sustainment in our manufacturing and engineering facilities. Operational excellence focus is essential to delivering on our commitment to enhance customer value.

III.	Pursue Innovative Technology Solutions: We plan to leverage our assets and capabilities to pursue innovative technology solutions for our customers.

•
New Technologies - We are well positioned to participate in the three emerging technology themes impacting the North American transportation industry. These include Advanced Driver Assistance Systems ("ADAS") autonomous driving, the digital supply chain, and electrification. We have emerging relationships with first movers in all of these areas. We have announced the planned introduction of the series of electric vehicles in the medium duty and school bus classes.

•
OnCommand Connection - The requirement to use Electronic Logging Devices ("ELDs") starting in the first quarter of fiscal 2018 is an opportunity for revenue growth. In addition to remote diagnostics, we have broadened our OCC offering to include cellular telematics, EDLs, and driver behavior.  OCC product investments in 2018 will focus on new service solutions and tools that will enhance our current offerings as well as differentiate the International brands. In addition, OCC is a ready-to-go alternative as a digital backbone for autonomous driving systems and supply chain digitization efforts.

IV.	Leverage the VW T&B Strategic Alliance: The alliance is valuable to us across many areas.

•
Products and Technology - We and VW T&B have a similar vision of the role of technology, including the importance of driver-focused, open-architecture solutions. The alliance will be a source of powertrain options and other high-value technologies, including advanced driver assistance systems; connected vehicle solutions, including; platooning and autonomous technologies; electric vehicles; and cab and chassis subsystems. We plan to introduce a medium-duty vehicle electric powertrain in North America by late 2019 with our strategic partner, VW T&B. We also expect to launch the IC Electric Bus chargE™ as early as 2019.

•	Digital Brands - We are also collaborating on fully integrated, next generation diesel big bore powertrains and the convergence of our OCC and VW T&B's RIO digital brands.

•	Market Confidence - The strategic alliance with VW T&B solidifies us as a long-term player in North America.

•	Parts - The alliance creates new parts sales and growth opportunities afforded by vertically integrated systems.

•
Costs - The alliance leverages global scale to achieve significant cost reduction synergies, and drive more efficient research and development spend. To date, the alliance's procurement joint venture is delivering expected synergies.

V.
Enhance our Winning Culture: We will align our people strategy with our capabilities to ensure we have the skill sets, personnel and organizational structure necessary to take our business to the next level. We will advance a team-based organization, enhance collaborative work environments, and utilize visual management tools.

VI.
Improve Financial Performance: Our financial performance continues to improve, due to savings from cost reduction actions and revenue growth. The Class 6-8 truck industry has improved in the second half of 2017, a trend that is expected to continue in 2018. We anticipate that 2018 will be a year of further revenue and earnings growth, combined with prudent investments to build a solid base for the longer-term.

Our Operating Segments
We operate in four industry segments: Truck, Parts, Global Operations (collectively referred to as "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively referred to as "Financial Services operations"). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 14, Segment Reporting, to the accompanying consolidated financial statements.
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
The Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks. The operations at the engine manufacturing facilities consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey-iron components. We market a portion of our commercial products directly to large fleets and the remainder through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 728 outlets in the U.S. and Canada and 87 outlets in Mexico, as of October 31, 2017, and our export truck operations, primarily in Latin America. We occasionally acquire and operate dealer locations ("Dealcors") for the purpose of transitioning ownership. As of October 31, 2017, we did not operate any Dealcors. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
The Truck business competes on many dimensions, including customer service, price, ease-of-doing-business, uptime, and parts availability. The markets in which the Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has also impacted, and will continue to impact, trucking operations as well as the efficiency and specifications of trucking equipment.
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include PACCAR Inc. ("PACCAR"), which sells vehicles under the Kenworth and Peterbilt nameplates in North America, and Ford Motor Company ("Ford"). Competing foreign-controlled domestic manufacturers include Freightliner and Western Star (both subsidiaries of Daimler-Benz AG ("Mercedes Benz")), Volvo and Mack (both subsidiaries of Volvo Global Trucks), and Hino (a subsidiary of Toyota Motor Corporation ("Toyota")). Major U.S. military vehicle competitors include BAE Systems, General Dynamics Land Systems, and Oshkosh Corporation. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. ("Isuzu"), UD Trucks North America (a subsidiary of AB Volvo ("UD Trucks")), and Mitsubishi Motors North America, Inc. ("Mitsubishi") are competing in the U.S. and Canadian truck markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Freightliner. In our primary truck export market of Latin America, we compete with many truck manufacturers, including PACCAR, Freightliner, and Mack.
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
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers operated out of North America, or through direct shipment from our suppliers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers. We also serve our global markets through our dedicated export business which supports customers globally in Latin America, the Middle East, northern Africa, South Africa and Russia. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
The Parts business competes on many dimensions including customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks ("All-Make parts"), which are common across OEM truck manufacturers. We sell remanufactured parts through our ReNEWed product line and private label products through our Fleetrite brand name. The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets, including Fleetpride, TruckPro, and National Auto Parts Association ("Napa") Auto Parts. In addition, our Uptime Parts business sells RV parts from our legacy Monaco and Workhorse businesses directly to customers. We sell a wide-range of proprietary parts, and we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
Also included in the Parts segment is our Blue Diamond Parts, LLC ("BDP") joint venture with Ford, which manages the sourcing, merchandising and distribution of certain service parts for North America Ford vehicles. Major competitors for our BDP joint venture include Alliant Power, Jasper Engine Transmissions, and Delphi Automotive.

Global Operations Segment
Our Global Operations segment includes businesses that derive revenue from outside our Truck and Parts segments and primarily consisting of the operations of our wholly-owned subsidiary, IIAA. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under IIAA's MWM brand to OEMs for the assembly of their engines, particularly in South America. As part of the Global Operations segment, IIAA has engine manufacturing operations in Argentina. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users.
From time to time, we enter into collaborative strategic relationships that allow us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. The Global Operations segment has a joint venture in China with Anhui Jianghuai Automobile Co ("JAC"), which allows us to further our reach to global markets. The joint venture focuses on meeting the emerging needs of the Chinese commercial truck market by providing JAC with access to our Euro IV and Euro V emission standard technologies. IIAA also has a commercial agreement with an Indian company, Mahindra Heavy Engines Ltd. (Mahindra), under which MWM engines (4.8L and 7.2L) are manufactured at a plant located in the Chakan Industrial Area - city of Pune/India. The engines produced at that plant are exclusively sold by MWM outside of the Indian market, providing a cost competitive export platform in support of the Asian markets.
In Brazil, IIAA's engines compete with Cummins, Mercedes Benz, and Fiat Powertrain ("FPT") in the light and medium truck markets; Mercedes Benz, Cummins, Scania, MAN, Volvo, and FPT in the heavy truck market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Industrial N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and Deere & Company in the agricultural market; and Scania and Cummins in the stationary market.
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers. We also finance wholesale and retail accounts receivable. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by providing or arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by NI. At both October 31, 2017 and 2016, NFC retained floor plan financing for approximately 80% of the dealers after the expiration of any free interest period. The Financial Services segment also facilitates financing relationships in other countries to support our Manufacturing Operations.
The Financial Services segment manages the relationship with Navistar Capital, an alliance with BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together, "BMO"), our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. In addition, BMO provides financing to support the sale of our products in Canada ("Navistar Capital Canada").
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

Engineering and Product Development
Our engineering and product development programs are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across our truck and bus product lines.  We have shifted our investment focus from engine to truck by developing driver-centric designs with world class uptime and fuel economy that incorporates industry leading connected technologies utilizing Navistar’s OnCommand open architecture telematics solution. In 2017, we completed the launch of the LT™ and RH™ vehicles as well as the A26 12.4L diesel engine that leads the industry in fuel economy and is the lightest weight engine in its class.  Additionally, we introduced an updated International® LoneStar™ Series, the aerodynamic leader in the Advanced Classic segment, as well as the International® HV™ Series for the Class 8 Severe Service segment.  These product introductions are the continuation of the vehicle line overhaul which is the most significant product investment the Company has made in the last ten years.  During the first six months of 2018, we expect to complete the launch of the Horizon suite of vehicles with HV™ and MV™, an 8.0L gasoline engine in the CE Bus™, and finish the year with the launch of a brand new Class 4/5 vehicle in conjunction with General Motors.  Furthermore, we expect to complete the expansion of our powertrain offerings by finishing the implementation of the ISL engine in our medium and vocational products.  Navistar is investing in ADAS, connected technologies and electric vehicles, working with strategic suppliers and partners.  The alliance with VW T&B will further expand our capabilities in these areas.
We participate in very competitive markets with more stringent regulatory requirements and faster technology adoptions, and we continue to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development costs were $251 million in 2017, compared to $247 million in 2016 and $288 million in 2015. We expect that GHG phase 2 regulations announced in 2016 will drive significant investments in product development by us and our competitors.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.
The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2017 and 2016:

	Units	Value
As of October 31:		(in billions)
2017	16,000	$1.4
2016	14,000	1.1
Production of our October 31, 2017 backlog is expected to be substantially completed during 2018. The backlog of unfilled orders is one of many indicators of market demand; factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.
Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. In 2017, our employee headcount was relatively stable compared to prior years. We carefully managed our attrition, approving the replacement of key positions that we believe are critical to sustaining the improved business performance seen in 2017. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
In 2017, we sold our Conway, Arkansas location, a components business focused on supplying parts to our Tulsa, Oklahoma bus plant. In addition, we announced the cessation of engine production at the Melrose Park Facility in the third quarter of fiscal 2018. In 2016, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems, and our engine and foundry facilities in Indianapolis, Indiana. In 2015, we sold our foundry operations in Waukesha, Wisconsin and closed our foundry in Indianapolis, Indiana. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2017	2016	2015
Employees worldwide:
Total active employees	11,400	11,300	13,200
Total inactive employees(A)	900	1,100	1,200
Total employees worldwide	12,300	12,400	14,400
Total active union employees:
Total UAW	2,900	3,100	2,800
Total other unions	3,800	2,300	2,800
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 300 employees and 200 employees as of October 31, 2016 and 2015, respectively, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant, which was closed in 2011 due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.
Patents and Trademarks
We seek and obtain patents on our inventions and own a significant patent portfolio. Additionally, many of the components we purchase for our products are protected by patents that are owned or controlled by the component manufacturer. We license third-party patents for the manufacture of our products and also grant licenses of our patents. The monetary royalties paid or received under these licenses are not material.
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
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. On-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and oxides of nitrogen ("NOx") and have reached the last phase-in period effective with engine model year 2010. Meeting these emissions standards resulted in a significant increase in the cost of our products.
In 2010, the initial phase-in of onboard diagnostic ("OBD") requirements commenced for the initial family of truck engines and those products have been certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the U.S. Environmental Protection Agency (the "EPA"). In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country. Mexico is lowering NOx emission standards in 2019 and 2021 to Euro V and VI levels, respectively. Navistar Heavy Duty Diesel ("HDD") engines meet the EURO V and VI with current controls technology.

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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and were fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule on October 25, 2016 with the second phase of federal GHG emission and fuel economy regulations. This rule contains significantly more stringent emissions levels for engines and vehicles, which will require substantial investments of capital. The rule will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. We continue to assess the impact of the rule on us and our stakeholders as we develop our product planning for that period.
Canada adopted its version of fuel economy and GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has stated its intention to lower NOx standards for California-certified engines and has also requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. In addition to lower NOx, EPA and the California Air Resources Board ("CARB") may consider other actions, including extending emission warranty periods. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standards.
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

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2017.

Name	Age	Position with the Company

Troy A. Clarke	62	President and Chief Executive Officer and Director
Walter G. Borst	55	Executive Vice President and Chief Financial Officer
Persio V. Lisboa	52	Executive Vice President and Chief Operating Officer
William V. McMenamin	58	President, Financial Services and Treasurer
Samara A. Strycker	45	Senior Vice President and Corporate Controller
Curt A. Kramer	49	Senior Vice President and General Counsel
Richard E. Bond	64	Associate General Counsel and Corporate Secretary
Troy A. Clarke has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2013. Mr. Clarke served as our President and Chief Operating Officer from August 2012 to April 2013. Prior to holding these positions, Mr. Clarke served at NI as President of the Truck and Engine Group from June 2012 to August 2012, as President of Asia-Pacific Operations of NI from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of NI from 2010 to 2011. Prior to joining NI, Mr. Clarke held various positions at General Motors Company (“GM”), including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Walter G. Borst has served as our Executive Vice President and Chief Financial Officer since June 2013. Prior to joining NI, Mr. Borst served as Chairman, President and CEO of GM Asset Management and Vice President of GM since 2010. Prior to that, Mr. Borst served as Vice President and Treasurer of GM from 2009 to 2010 and as Treasurer of GM from 2003 to 2009. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Persio V. Lisboa has served as Executive Vice President and Chief Operating Officer of NIC since March 2017. Prior to holding this position, Mr. Lisboa served as the President, Operations of NI from November 2014 to March 2017, as Senior Vice President, Chief Procurement Officer of NI from December 2012 to November 2014, as Vice President, Purchasing and Logistics and Chief Procurement Officer of NI from October 2011 to November 2012 and Vice President, Purchasing and Logistics of NI. from August 2008 to October 2011. Prior to these positions, Mr. Lisboa held various management positions within the Company’s North American and South American operations.
William V. McMenamin has served as our President, Financial Services and Treasurer since August 2015. He has also served as President of NFC since January 2013. Mr. McMenamin served as Vice President, Chief Financial Officer and Treasurer of NFC from October 2008 to January 2013. Prior to these positions, he served as Vice President of Strategy of NFC from May 2007 to October 2008, Vice President of Credit of NFC from April 2005 to May 2007, and Director of Corporate Finance of NI from 2001 to 2005. Prior to joining Navistar, Mr. McMenamin held various positions in finance and accounting with a human resources services company, a national bank and a national accounting firm.
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
Curt A. Kramer has served as our Senior Vice President and General Counsel since April 2017. Prior to holding this position, Mr. Kramer served as Associate General Counsel and Corporate Secretary of NI since December 2007. Prior to holding these positions, Mr. Kramer served as General Attorney of NI from April 2007 to December 2007, Senior Counsel of NI from 2004 to 2007, Senior Attorney of NI from 2003 to 2004, and Attorney of NI from 2002 to 2003. Prior to joining NI, Mr. Kramer was in private practice.

Richard E. Bond has served as our Associate General Counsel and Corporate Secretary since June 2017. Mr. Bond joined NI in 2009 as Assistant General Attorney and became General Attorney and Assistant Corporate Secretary in June 2015. Prior to joining NI he served Monaco Coach Corporation as Senior Vice President, Secretary and Chief Administrative Officer from 1999 to 2009, Vice President, Secretary and Chief Administrative Officer from 1998 to 1999 and as Vice President, General Counsel and Secretary from 1997 to 1998. On March 5, 2009, Monaco filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to 1997, Mr. Bond was the senior legal officer of another recreational vehicle manufacturer, after beginning his career in private practice.

Item 1A.	Risk Factors
Our financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control, which may cause actual performance to differ materially from historical or projected future performance. We have in place an Enterprise Risk Management ("ERM") process that involves systematic risk identification and mitigation covering the categories of Strategic, Financial, Operational, and Compliance risk. The goal of ERM is not to eliminate all risk, but rather to identify and assess risks; assign, mitigate and monitor risks; and report the status of our risks to the Management Risk Committee and the Board of Directors and its committees. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows.
We may not realize sufficient acceptance of our products in the marketplace in order to achieve our goal of regaining market share.
Key elements of our operating strategy are to focus on our Core markets and regain market share following the transition from our Advanced Exhaust Gas Recirculation ("EGR") only engine technology to a SCR engine technology and to pursue innovative technologies. Our success in regaining market share depends in part on our ability to achieve market acceptance of our existing and new products and to adapt to the swiftly emerging technologies which meet our customers' evolving needs. The extent to which, and the rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to: price, safety, efficacy, reliability, conversion costs, competitive pressures, regulatory approvals, marketing and sales efforts, residual values, and general economic conditions affecting purchasing patterns. Any failure to gain and retain market share could have an adverse effect on our business, liquidity, results of operations and financial condition.
We operate in the highly competitive North American truck market and the markets in which we compete are subject to considerable cyclicality.
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
We face intense competition not only with our new and Core products, but also with sales of our used truck inventory. During 2017, our gross used truck inventory decreased to approximately $206 million from $410 million in 2016, offset by reserves of $110 million and $208 million, respectively, due in part, to a decrease in used truck receipts and an increase in used truck sales. We have incurred significant charges related to our used truck inventory in recent years. If the market value of our used trucks decreases, we could incur additional write-downs beyond our existing reserves.  If we are unable to sell our used truck inventory in a timely manner and at a reasonable selling price, our working capital and our ability to gain and retain market share may be adversely affected.

Our business has significant liquidity requirements, and our recent operating results have had an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and our operating results over the last several years have had an adverse impact on our liquidity position. We believe that in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2018, the continuing availability of trade credit from certain key suppliers, the ability to gain and retain market share and the absence of material adverse developments in our competitive market position, access to the capital markets or capital requirements. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
Our substantial indebtedness could adversely affect our financial condition, cash flow, and operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt agreements could have important consequences for our operations. The terms of certain of our agreements limit our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements; however, due to the recent refinancing transactions and amendments, we have additional incremental debt financing capacity as compared to the restrictions contained in our previous debt agreements. Other consequences for our operations could include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significant interest payments on our indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt and/or less restrictive debt covenants.
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
Our debt agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: make restricted payments; incur additional debt and issue preferred or disqualified stock; create liens; create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; engage in sale-leaseback transactions; engage in mergers or consolidations or transfer all or substantially all of our assets; designate restricted and unrestricted subsidiaries; make certain dispositions and transfers of assets; limit the ability of our restricted subsidiaries to make distributions; enter into transactions with affiliates; and guarantee indebtedness. One or more of these restrictive covenants may limit our ability to execute our preferred business strategy, take advantage of business opportunities, or react to changing industry conditions. However, the recent refinancing transactions that closed in November 2017 (as discussed below) increase our flexibility in certain of the areas described above.
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our senior secured, term loan credit facility in an aggregate principal amount of $1.6 billion, which was refinanced in November 2017 (the "Term Loan Credit Agreement") and our amended and restated asset-based credit agreement in an aggregate principal amount of $125 million (the "Amended and Restated Asset-Based Credit Facility"), the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.

Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, or, in the case of our 4.50% senior subordinated convertible notes due October 2018 (the "2018 Convertible Notes") and 4.75% senior subordinated convertible notes due April 2019 (the "2019 Convertible Notes"), 50 percent of our common stock, (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.
Past and potential downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and our ability to recapture market share. In October and November 2017, S&P, Moody’s and Fitch reaffirmed our corporate rating and the ratings of all of our securities except for the Recovery Zone Facility Revenue Bonds (the "Tax Exempt Bonds"). The ratings of the Tax Exempt Bonds were increased due to the bonds being secured by a junior lien. However, the rating agencies have noted concerns with respect to our high levels of debt and our ability to generate positive cash flow and positive free cash flow. Any downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel.
Our continued success depends, in large part, on our ability to identify, attract, develop, motivate and retain qualified employees in key functions and geographic areas. We have significant operations in foreign countries, including Canada, Mexico and Brazil, and, to effectively manage our global operations, we will need to engage our workforce around the world throughout their entire employee lifecycle.
In prior years we experienced the loss of certain personnel in connection with our reductions-in-force and voluntary separation programs. In the wake of those losses, we achieved a leaner and targeted workforce while reducing and controlling costs.  However, the need to focus on engaging our workforce throughout the employee life cycle and creating sustained high performance remains a critical focus for our organization. Failure to do so could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.
Our parts business may be negatively impacted by our engine strategy.
As a result of our decision to use third party engines in some of our products and declining units in operation due to lower market share in recent years, we expect to experience a decline over time in our engine-related parts business revenue. In addition, our agreement to supply diesel engines to Ford in North America ended in December 2009. A primary business purpose of BDP is to supply aftermarket parts supporting the diesel engines supplied to Ford. We have experienced declines in BDP’s engine-related parts sales and profitability, and we expect to see further declines as the diesel engines transition out of service in the future.
There is inherent uncertainty in warranty estimates that may affect our operating results and cash flow.
Warranty estimates are established using historical information about the nature, frequency, timing, and average cost of warranty claims. However, warranty claims inherently have a high amount of variability in timing and severity and can be influenced by many external factors.  We accrue warranty related costs under standard warranty terms for the trucks and engines that we manufacture.  We also accrue warranty related costs for certain claims made outside the contractual obligation period as accommodations to our customers. In addition, with respect to our optional extended warranty contracts, we recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceeds the related unearned revenues.
We have substantially reduced the number of our engine offerings which has reduced our new product warranty accruals and potentially reduces the warranty exposure associated with engine specific service contracts over time.

In 2016 and 2017, we refreshed our truck model line-up and introduced a new big bore 13L engine under the A26 brand.  Historically, warranty claims in product launch years have been higher compared to prior model years. We continue to refine the design and manufacturing processes to reduce the volume and severity of warranty claims.  We may incur additional charges for recalls and field campaigns to address issues as we identify opportunities to improve the design, efficiency, and manufacturing of our products. These charges could have an adverse effect on our financial condition, results of operations and cash flows.
We may discover defects or other issues in vehicles potentially resulting in delays in new model launches, recall campaigns, or increased warranty costs.
Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where two or more government-mandated standards may conflict. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. In addition, we may decide to take action with respect to a product issue not related to safety. Should we or government safety regulators determine that a safety standard noncompliance, safety-related defect or other product issue exists with respect to certain types of our vehicles, there could be a delay in the launch of a new model or a significant increase in warranty claims or a recall for existing models, the costs of which could be substantial.
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
On a U.S. generally accepted accounting principles ("GAAP") basis, the under-funded portion of our projected benefit obligation was $1.4 billion and $1.7 billion for pension benefits at October 31, 2017 and 2016, respectively, and $1.1 billion and $1.4 billion for postretirement healthcare benefits at October 31, 2017 and 2016, respectively. In calculating these amounts, we have assumed certain mortality rates, interest rates and growth rates of retiree medical costs. The fair value of invested assets held in our postretirement benefit plans are measured at October 31 each year and are used to compute funded status. Future mortality assumption changes and growth rates of retiree medical costs actually experienced by the postretirement benefit plans, as well as reductions in interest rates and the investment performance of the assets, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows.
The continued restructuring and rationalization of our business could also accelerate our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the pension funding relief legislation, Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") and the Highway and Transportation Funding Act of 2014 ("HATFA") and the Bi-Partisan Budget Act of 2015, will reduce our funding requirements over the next five years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of OBD systems requirements as they phase in and manage GHG emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and were fully implemented in model year 2017. EPA and NHTSA adopted a second phase of GHG emissions reductions that will apply in three emission standards beginning in model year 2021 and culminating in model year 2027. These reduce emission levels for engines and vehicles. In addition, California has adopted GHG emissions standards for heavy duty vehicles and engines, stated its intention to lower NOx standards for California certified engines and requested EPA to lower NOx emission standards as well. In addition to lower NOx, EPA and California may consider other actions, including extending warranty periods and expanding the zero emission truck market.

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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2017, approximately 6,500 of our hourly workers and approximately 800 of our salaried workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. In February 2015, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired in October 2014. Any strikes, threats of strikes, arbitration or other resistance in connection with the negotiation of new labor agreements, or increases in costs under a newly negotiated labor agreement, could adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have an adverse effect on our financial condition, results of operations, and cash flows.
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
We are currently involved in a number of pending litigation matters. For additional information regarding certain lawsuits in which we are involved, see Note 13, Commitments and Contingencies, to our consolidated financial statements.
A small number of our stockholders have significant influence over our Board of Directors.
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our Board of Directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our Board of Directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each had two representatives nominated for election as directors at our 2014 annual meeting, and each has continued to have two representatives nominated for election each year. On September 5, 2016, we entered into a Stockholder Agreement with VW T&B which, among other things, provides for the appointment of two individuals designated by VW T&B to our Board of Directors, subject to our approval, and on February 28, 2017, we appointed the two individuals designated by VW T&B to our Board of Directors. As of October 31, 2017, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 16.7 million shares, or 17% of our outstanding common stock, (ii) the MHR Group held approximately 16.3 million shares, or 16.5% of our outstanding common stock, (iii) VW T&B held approximately 16.6 million shares, or 16.9% of our outstanding common stock, (iv) the Icahn Group, the MHR Group, VW T&B, and three other stockholders, collectively hold approximately 74% of our outstanding common stock.
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
We must comply with numerous federal security laws, procurement regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.
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
We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the exporting of components for our products in foreign countries. In addition, we are obligated to comply with a variety of federal, state and local laws and regulations as well as procurement policies, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and Justice.
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
Our operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water; the management and disposal of hazardous substances; the cleanup of contaminated sites; and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for cost recovery, property damage or personal injury as a result of violations of or liabilities under such laws and regulations. Contamination has been identified at and in the vicinity of some of our current and former properties and at properties which received wastes from current or former Company locations for which we have established financial reserves. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. In addition, as environmental, health, and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future. These include climate change regulation, which could increase the cost of operations through increased energy costs.
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
We cannot provide any assurances that our acquisitions, joint ventures, or strategic alliances will generate all of the expected benefits, including the cost savings and strategic advantages that are anticipated from the strategic alliance with VW T&B. In addition, we cannot assure you that disputes will not arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures, and strategic alliances could adversely impact our financial condition, results of operations and cash flows. We continue to evaluate opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of certain of our acquisitions, joint ventures, or strategic alliances.
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
As of October 31, 2017, we had $3.0 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) under certain circumstances, realized built-in gains on certain assets held prior to the ownership change for the first five years after the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.  As of October 31, 2017, we had $249 million of U.S. federal tax credits that would be subject to a limitation upon a change in ownership with carryforward periods of up to 20 years.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Truck segment operates seven manufacturing and assembly facilities, which contain in the aggregate approximately nine million square-feet of floor space. Of these seven facilities, six are located in the U.S. and one is located in Mexico. Four facilities are owned and three facilities are subject to leases. Four plants manufacture and assemble trucks, buses, and chassis, two plants are used to build engines, and one plant is involved with rail car manufacturing. A portion of the rail car manufacturing plant is subleased to a third-party, pursuant to a sublease agreement entered into in February 2013. Of the two plants that build engines, both manufacture diesel engines.
Our Parts segment leases six distribution centers in the U.S., two in Canada, one in Mexico, and one in South Africa.
Our Global Operations segment owns and operates manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square-feet of floor space for use by our South American engine subsidiaries.
Our Financial Services segment, the majority of whose activities are conducted at our headquarters in Lisle, Illinois, also leases office space in Mexico.
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; Madison Heights, Michigan; and New Carlisle, Indiana. Additionally, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois. Not included above is the Conway, Arkansas fabrication facility, which was sold in August 2017, one of the Huntsville, Alabama engine plants, which was sold in February 2017, as well as the Waukesha, Wisconsin foundry which was leased to a third party in April 2015.
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

The information required to be set forth under this heading is incorporated by reference from Note 13, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV." The following is the high and low market price per share of our common stock from NYSE for each quarter of 2017 and 2016:

Year Ended October 31, 2017	High	Low	Year Ended October 31, 2016	High	Low
1st Quarter	$33.46	$22.36	1st Quarter	$15.21	$5.78
2nd Quarter	29.53	22.89	2nd Quarter	16.39	6.24
3rd Quarter	31.37	24.75	3rd Quarter	15.77	10.30
4th Quarter	45.47	29.53	4th Quarter	24.04	11.59
Number of Holders
As of November 30, 2017, there were approximately 6,743 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2017.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2017.

Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2012 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2017. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2012	2013	2014	2015	2016	2017
Navistar International Corporation	$100	$193	$189	$66	$119	$226
S&P 500 Index - Total Returns	100	127	149	157	164	203
S&P Construction, Farm Machinery, and Heavy Truck Index	100	108	128	94	112	173
The above graph uses peer group only performance (excludes us from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$8,570	$8,111	$10,140	$10,806	$10,775
Income (loss) from continuing operations before taxes	64	(32)	(103)	(556)	(974)
Income tax benefit (expense)	(10)	(33)	(51)	(26)	171
Income (loss) from continuing operations	54	(65)	(154)	(582)	(803)
Income (loss) from discontinued operations, net of tax	1	—	3	3	(41)
Net income (loss)	55	(65)	(151)	(579)	(844)
Less: Net income attributable to non-controlling interests	25	32	33	40	54
Net income (loss) attributable to Navistar International Corporation	$30	$(97)	$(184)	$(619)	$(898)
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations net of tax	$29	$(97)	$(187)	$(622)	$(857)
Income (loss) from discontinued operations, net of tax	1	—	3	3	(41)
Net income (loss)	$30	$(97)	$(184)	$(619)	$(898)
Basic earnings (loss) per share
Continuing operations	$0.31	$(1.19)	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.01	—	0.04	0.04	(0.51)
Net income (loss)	$0.32	$(1.19)	$(2.25)	$(7.60)	$(11.17)
Diluted earnings (loss) per share
Continuing operations	$0.31	$(1.19)	$(2.29)	$(7.64)	$(10.66)
Discontinued operations	0.01	—	0.04	0.04	(0.51)
Net income (loss)	$0.32	$(1.19)	$(2.25)	$(7.60)	$(11.17)
Weighted average number of shares outstanding:
Basic	93.0	81.7	81.6	81.4	80.4
Diluted	93.5	81.7	81.6	81.4	80.4
BALANCE SHEET DATA
Total assets	$6,135	$5,653	$6,649	$7,392	$8,260
Long-term debt:(A)
Manufacturing operations	$3,121	$3,025	$3,059	$2,814	$2,516
Financial services operations	768	972	1,088	1,065	1,351
Total long-term debt	$3,889	$3,997	$4,147	$3,879	$3,867
Redeemable equity securities	$—	$—	$—	$2	$4
___________________________
(A) Exclusive of current portion of long-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
We are an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, and IC BusTM ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our Core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets. We also provide retail, wholesale, and lease financing services for our trucks and parts.
Executive Summary
During 2017, we continued to take actions that we believe will improve our performance. Going forward, we will focus on our strategy which includes: growing the Core business, driving operational excellence, pursuing innovative technology solutions, leveraging the VW T&B alliance, enhancing our winning culture, and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In January 2017, we issued an additional $250 million aggregate principal amount of our 8.25% Senior Notes due in 2022 ("Senior Notes"). The proceeds from the January 2017 issuance of additional Senior Notes were used for general corporate purposes, including working capital and capital expenditures.
In February 2017, we amended the Senior Secured Term Loan Credit Facility ("Term Loan") to reprice our remaining $1.0 billion loan and insert provisions regarding European Union bail-in legislation. The amendment reduced the interest rate applicable to the outstanding loan by 1.50%.
Also in February 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement. Pursuant to the Stock Purchase Agreement, we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company.
Pursuant to the License and Supply Framework Agreement, the parties have agreed to use commercially reasonable efforts to enter into certain individual contracts in respect of the licensing and supply of certain engines and technologies, conduct feasibility studies in order to investigate the feasibility of sharing certain technologies and begin good faith discussions on possible collaboration with respect to certain powertrain combinations and other strategic initiatives. Negotiations related to certain individual contracts are ongoing. Under the Procurement JV Framework Agreement, the parties formed a joint venture to make recommendations for sourcing, evaluating and negotiating joint procurement opportunities. Each party is making final sourcing decisions for various components and other purchases to be made by the Procurement JV.
In November 2017, we completed the refinancing of and amendments to certain debt instruments included for our Manufacturing operations. We issued $1.1 billion aggregate principal amount of 6.625% senior notes due 2025 (“2025 Notes”) with a maturity date of November 1, 2025. To effect the retirement of the Senior Notes, we commenced a tender offer for the outstanding Senior Notes which achieved 72.50% participation. The proceeds from the issuance of the 2025 Notes were used to retire the tendered portion of our then-outstanding Senior Notes and pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, and certain transaction fees and expenses incurred in connection with the new 2025 Notes. We also entered into the Term Loan Credit Agreement, which provides for a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion. A portion of the proceeds were used to repay all outstanding loans under NI's existing Term Loan, redeem the remaining untendered Senior Notes at a redemption price equal to 100% of the aggregate principal amount, and pay certain fees and expenses incurred in connection with the Term Loan Credit Agreement and the 2025 Notes. The remainder of the proceeds will be used for ongoing working capital purposes and general corporate purposes. In addition, we amended certain provisions of our Tax Exempt Bonds to, among other things, permit the Company to incur secured debt up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company’s Term Loan Credit Agreement.

We remain committed to product investment to increase customer value and to focus on our Core markets. In February 2017, we announced our new International® A26™ diesel engine. The A26™ is an all-new 12.4L engine design which we believe offers improved fuel economy and will deliver the uptime that our customers demand. In April 2017, we launched the International® RH™ Series, our new Class 8 regional haul tractor powered by the new International® A26™ engine. The RH™ Series is designed to deliver further improvements in uptime and productivity for the driver. In July 2017, we fulfilled customer shipments of our first on-highway vehicles powered by the International® A26™ diesel engine. In September 2017, we introduced the International® HV™ Series, our new Class 8 severe service truck powered by the new International® A26™ diesel engine; and we announced the launch of an electric medium-duty truck in North America by late 2019 with our strategic partner VW T&B. We also expect to launch an IC electric bus as early as 2019. The IC Electric Bus chargE™ was unveiled in late 2017. We will continue to announce a new or redesigned product, on average, every four to six months through 2018. By the end of 2018, we expect our entire portfolio will consist of newly designed trucks.
We continue to seek new sources of revenue. In March 2017, we announced that Navistar Defense, LLC, was awarded two foreign military contracts by the U.S. Army Contracting Command. The first is to produce and support MaxxPro® Dash DXM™ MRAP vehicles for Pakistan. The second is to reset, upgrade and support MaxxPro® MRAP Excess Defense Article vehicles for the U.A.E.. The majority of the work will take place at our West Point, Mississippi assembly plant. Delivery is planned to be completed for Pakistan in calendar year 2017 and for U.A.E. in calendar year 2018. In July 2017, we made our OnCommand® Connection Telematics solution available for purchase. It offers truck and bus drivers and fleets a comprehensive, one-price solution that can help cut the cost of vehicle maintenance, while managing federal and state compliance needs.
We continue to drive operational excellence by focusing on business in our Core markets. During the second quarter of 2017, we implemented a shift in market mix for our used trucks to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We reduced our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy. We continue to seek alternative channels to sell our used trucks. In May 2017, we completed the sale of a business line included in our Parts segment. In July 2017, we committed to a plan to cease engine production at the Melrose Park Facility in the third quarter of fiscal 2018. In August 2017, we also sold our fabrication business in Conway, Arkansas.
2017 Financial Summary
Continuing Operations Results
Continuing Operations Results — Consolidated net sales and revenues were $8.6 billion in 2017, an increase of 6% compared to 2016. The increase primarily reflects higher volumes from our Truck segment.
In 2017, we earned income from continuing operations before income taxes of $64 million, compared to a loss from continuing operations of $32 million in 2016. Our gross margin increased by $234 million primarily due to higher volumes in our Core markets, improved product margins in our Core markets, higher Mexico volumes, lower used truck losses and a decline in charges for adjustments to pre-existing warranties. These improvements to our results were offset by higher SG&A expenses and a decline in Other income.
In 2017, consolidated net income from continuing operations attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $527 million, compared to EBITDA of $408 million in 2016. Excluding certain net charges of $55 million and $100 million in 2017 and 2016, respectively, Adjusted EBITDA was $582 million in 2017 compared to $508 million in 2016. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In 2017, we recognized income tax expense from continuing operations of $10 million, compared to income tax expense of $33 million in the prior year. The decrease in the income tax expense was primarily driven by an intraperiod allocation benefit in domestic continuing operations due to certain postretirement plan remeasurement gains, a release of various state uncertain tax position liabilities, partially offset by an increase in foreign taxes in Canada and Mexico and a non-recurring benefit from the release of the valuation allowance on U.S. AMT credits in 2016.
In 2017, after income taxes, income from continuing operations attributable to NIC was $29 million, or $0.31 per diluted share, compared to a loss of $97 million, or $1.19 per diluted share, in 2016.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our Core businesses. Certain trends have affected our results of operations for 2017 as compared to 2016 and 2015. These trends, as well as the key trends that we expect will impact our future results of operations, are as follows:

•
Engine Strategy and Emissions Standards Compliance—We are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across our truck and bus product lines.  We have shifted our investment focus from engines to trucks including developing driver-centric designs. We are also expanding our powertrain offerings with a mix of proprietary engines and Cummins engines.  We have incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway HDD emissions standards, including OBD requirements. Recently announced GHG phase 2 regulations will further drive up significant investments in product development by us and our competitors. These emissions standards have and will continue to result in significant increases in costs of our products.

•
VW T&B Alliance— We and VW T&B have a similar vision for the role of technology, including the importance of driver-focused open architecture solutions. We expect the alliance will be a source of powertrain options and other high-value technologies, including advanced driver assistance systems, connected vehicle solutions including platooning and autonomous technologies, electric vehicles, and cab and chassis subsystems. We plan to introduce a medium-duty vehicle electric powertrain by late 2019 and launch the IC Electric Bus chargE™ as early as 2019. We are also collaborating on fully integrated, next generation diesel big bore powertrains and the convergence of OnCommand and RIO digital brands.

•
Core Truck Market—The Core truck markets, including U.S. and Canada, in which we compete are cyclical in nature and are strongly influenced by macroeconomic factors such as industrial production, demand for durable goods, construction spending, business investment, oil prices, and consumer confidence and spending. Class 8 industry volume declined in 2017 but we anticipate industry volumes to increase in 2018 as general economic and industry-specific indicators are trending well into 2018. In addition, improved new truck fuel economy along with rising freight demand and rates show the trucking industry remains healthy. However, an oversupply of Class 8 used trucks throughout the industry continues to suppress used truck trade-in values, negatively impacting new Class 8 truck sales. The medium truck and school bus markets are expected to maintain the strong demand in 2018. We anticipate that Core markets retail industry deliveries will range between 345,000 units to 375,000 units for 2018.

•
Used Truck inventory - Our gross used truck inventory decreased to approximately $206 million at October 31, 2017 from $410 million at October 31, 2016, offset by reserves of $110 million and $208 million, respectively. During 2017, additions to our used truck reserves were $111 million, compared to $187 million and $117 million in 2016 and 2015, respectively. The decline was primarily due to the implementation of a shift in market mix for our used trucks to include an increase in volume to certain export markets, that have a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity. We have decreased our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy. We continue to seek alternative channels to sell our used trucks.

•
Military Sales - Our U.S. military sales were $224 million in 2017, compared to $198 million in 2016 and $203 million in 2015. The 2017 U.S. military sales primarily consisted of deliveries of military commercial off the shelf variants ("MILCOTS") and new MaxxPro vehicles to foreign militaries, refurbishment and upgrades of government owned MaxxPro vehicles to “like new” condition, upgrade kits, spare parts, and technical support service. In 2018, we expect our U.S. military sales to increase compared to 2017 due to additional contracts to deliver refurbished and upgraded MaxxPro vehicles and new MaxxPro vehicles to foreign militaries.

•
Warranty Costs—Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. In 2010, we introduced changes to our engine line-up in response to 2010 emissions regulations. Component complexity and other related costs associated with meeting emissions standards have contributed to higher repair costs that exceeded those that we have historically experienced. Historically, warranty claims experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we have been able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. We recognized a benefit for adjustments to pre-existing warranties of $1 million in 2017 compared to charges for adjustments of $77 million in 2016 and $1 million in 2015. In future periods, we could experience an increase in warranty spend compared to prior periods that could result in additional charges for adjustments to pre-existing warranties. In addition, as we identify opportunities to improve the design and manufacturing of our engines, we may incur additional charges for product recalls and field campaigns to address identified issues. These charges may have an adverse effect on our financial condition, results of operations and cash flows. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Income Taxes—At October 31, 2017, we had $3 billion of U.S. federal net operating loss carryforwards and $249 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have U.S., state and foreign net operating losses that are available to reduce cash payments of U.S., state and foreign taxes in future periods.

We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that additional valuation allowances may be required on certain foreign deferred tax assets. For more information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.

•
Core-Business Evaluation—We are focused on improving our Truck and Parts businesses in our Core markets. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing and may lead to additional divestitures of businesses or discontinuing programs that are outside of our core operations or are not performing to our expectations.

As a result of these evaluations, we completed the sale of a business line included in our Parts segment in May 2017. In July 2017, we committed to a plan to cease engine production at our Melrose Park Facility in the third quarter of fiscal 2018. During August 2017, we also sold our fabrication business in Conway, Arkansas. During 2016, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems, and our engine and foundry facilities in Indianapolis, Indiana. We sold our Waukesha, Wisconsin foundry operations and closed our Indianapolis, Indiana foundry facility in 2015.

•
Global Economy—The global economy is expected to continue to improve solidly supported by a synchronized expansion across most regions. The outlook for the economies in both the U.S. and Canada remain cautiously optimistic with moderate growth expectations. A projected stabilization in energy and commodity prices should provide a benefit which may contribute to growth for Latin American countries in 2018, though the growth trend continues to be challenged by weak economic indicators. Mexico’s economy moderated in 2017, and is expected to grow in 2018, benefiting from the expansionary effects of the election year and the reconstruction of infrastructure damaged by earthquakes. Brazil has begun to emerge out of recession in the second half of 2017 and the economy is expected to accelerate in 2018 as key indicators are trending up. Low oil prices continue to provide a powerful stimulus to the global economy by lowering energy costs, boosting consumer income and spending, and improving external accounts of oil importers.

During 2017, we identified a triggering event related to continued economic weakness in Brazil which resulted in the decline in forecasted results for the Brazilian asset group. The Brazilian asset group is included in the Global Operations segment. We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. As a result of the triggering event, we estimated the recoverable amount of the asset group and determined that the sum of the undiscounted future cash flows exceeds the carrying value and the asset group was not impaired. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.

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
Results of Operations for the year ended October 31, 2017 as compared to the year ended October 31, 2016

(in millions, except per share data and % change)	2017	2016	Change	% Change
Sales and revenues, net	$8,570	$8,111	$459	6%
Costs of products sold	7,037	6,812	225	3%
Restructuring charges	3	10	(7)	(70)%
Asset impairment charges	13	27	(14)	(52)%
Selling, general and administrative expenses	878	802	76	9%
Engineering and product development costs	251	247	4	2%
Interest expense	351	327	24	7%
Other income, net	(21)	(76)	55	(72)%
Total costs and expenses	8,512	8,149	363	4%
Equity in income of non-consolidated affiliates	6	6	—	—%
Income (loss) from continuing operations before income taxes	64	(32)	96	(300)%
Income tax expense	(10)	(33)	23	(70)%
Income (loss) from continuing operations	54	(65)	119	(183)%
Less: Net income attributable to non-controlling interests	25	32	(7)	(22)%
Income (loss) from continuing operations(A)	29	(97)	126	(130)%
Income from discontinued operations, net of tax	1	—	1	N.M.
Net income (loss)(A)	$30	$(97)	$127	(131)%

Diluted earnings (loss) per share:(A)
Continuing operations	$0.31	$(1.19)	$1.50	(126)%
Discontinued operations	0.01	—	0.01	N.M.
	$0.32	$(1.19)	$1.51	(127)%
Diluted weighted average shares outstanding	93.5	81.7	11.8	14%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

(in millions, except % change)	2017	2016	Change	% Change
Truck	$5,809	$5,403	$406	8%
Parts	2,392	2,427	(35)	(1)%
Global Operations	309	341	(32)	(9)%
Financial Services	235	235	—	—%
Corporate and Eliminations	(175)	(295)	120	(41)%
Total	$8,570	$8,111	$459	6%

In 2017, our Truck segment net sales increased $406 million, or 8%, primarily due to higher volumes in our Core markets, an increase in Mexico truck volumes, an increase in sales of GM-branded units manufactured for GM, and higher used truck sales. Chargeouts from our Core markets were up 8%, which is reflective of an improvement in our Class 8 volumes and market share.
In 2017, our Parts segment net sales decreased $35 million, or 1%, primarily due to lower BDP sales and lower North America volumes, partially offset by higher U.S. and Canada parts sales related to the Fleetrite™ brand and remanufactured parts sales.
In 2017, our Global Operations segment net sales decreased $32 million, or 9%, primarily driven by lower engine and component volumes in our South America engine operations, which declined 31% due to the impact of continued weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate has strengthened by 11% compared with the prior year period.
In 2017, our Financial Services segment net revenues were comparable to the prior year primarily driven by higher interest rates and higher revenues from operating leases in Mexico, offset by lower average finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio.
Costs of products sold
In 2017, Costs of products sold increased by $225 million, reflecting the impact of higher volumes in our Core markets, Mexico truck volumes, and market pressures, partially offset by a decrease in used truck losses, improved material costs, and lower adjustments to pre-existing warranties.
In 2017, we recorded charges to our used truck reserve of $111 million compared to $187 million in 2016. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We have decreased our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy.
In 2017, we recognized a benefit for adjustments to pre-existing warranties of $1 million compared to a charge of $78 million in 2016. The decline in charges is primarily due to the reduction in claim frequency across both the medium duty and big bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
For more information on our estimated warranty obligations and our used truck reserves, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized restructuring charges of $3 million in 2017, compared to $10 million in 2016. The decrease is primarily due to postretirement net benefits of $43 million related to the execution of the closure agreement for our Chatham, Ontario plant, partially offset by postretirement and severance charges of $31 million related to our plan to cease production at our Melrose Park Facility, and certain cost reduction actions impacting our Global Operations segment. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
In 2017, our SG&A expenses increased by $76 million compared to 2016 primarily due to an increase in employee compensation expense and charges related to EGR product litigation. For more information on our legal proceedings, see Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements.
Interest expense
In 2017, our interest expense increased by $24 million compared to 2016 primarily driven by the January 2017 issuance of additional Senior Notes, increased amortization of debt issuance costs, and an increase in average borrowing rates, partially offset by the impact of the lower interest rate related to the February 2017 refinancing of our Term Loan and lower average borrowing levels for finance receivables funding.
Other income, net
We recognized Other income of $21 million in 2017, compared to $76 million in the prior year. The decrease in Other income in 2017 is primarily due to a one-time $15 million fee received from a third party in the first quarter of 2016, deferred income for an IP license of $19 million in the second quarter of 2016, $13 million of IP license income in the third quarter of 2016, and unfavorable movements in foreign currency exchange rates, partially offset by the sale of a business line and machinery and equipment in 2017.

Income tax expense
In 2017, we recognized income tax expense from continuing operations of $10 million, compared to $33 million in the prior year. The decline in income tax expense is primarily driven by a $28 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurement gains and a release of various state uncertain tax position liabilities of $14 million, partially offset by an increase in foreign taxes in Canada and Mexico and the non-recurring benefit of $13 million from the release of the valuation allowance on U.S. AMT credits due to the U.S. enactment of the Protecting Americans from Tax Hikes Act of 2015 recorded in the first quarter of 2016.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2017 and 2016 relates to Ford's non-controlling interest in BDP.
Segment Results of Continuing Operations for 2017 as Compared to 2016
We operate in four reporting segments: Truck, Parts, Global Operations, and Financial Services.
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 14, Segment Reporting, to the accompanying consolidated financial statements.
Truck Segment

(in millions, except % change)	2017	2016	Change	% Change
Truck segment sales, net	$5,809	$5,403	$406	8%
Truck segment loss	(6)	(189)	183	97%
Segment sales
In 2017, our Truck segment net sales increased by $406 million, or 8%, primarily due to higher volumes in our Core markets, an increase in Mexico truck volumes, an increase in sales of GM-branded units manufactured for GM, and higher used truck sales. Chargeouts from our Core markets were up 8%, which is reflective of an improvement in our Class 8 volumes and market share. The improvement represents a 17% increase in Class 6 and 7 medium trucks, a 3% increase in Class 8 heavy trucks, a 9% increase in Class 8 severe service trucks and a 1% increase in buses.
Segment loss
In 2017, our Truck segment loss decreased by $183 million, or 97%, primarily driven by the impact of higher volumes in our Core markets and Mexico, a decrease in used truck losses, lower adjustments to pre-existing warranties, improved material costs, partially offset by market pressures, charges related to the MaxxForce engine EGR product litigation of $31 million, and a decrease in Other Income.
In 2017, we recorded charges in our Truck segment for our used truck reserve of $111 million compared to charges of $187 million in the respective prior year period. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity.
In 2017, we recorded charges in our Truck segment for adjustments to pre-existing warranties of $8 million compared to charges of $78 million in the prior year. The decline in charges is primarily due to the reduction in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
Additionally, the decline in Other Income during 2017 is due to a one-time $15 million fee received from a third party in the first quarter of 2016, deferred income for an IP license of $19 million in the second quarter of 2016, $13 million of IP license income in the third quarter of 2016, and an overall decline in the allocable share base of Access Fees from our Parts segment as a result of lower engineering and product development costs in recent years.

Parts Segment

(in millions, except % change)	2017	2016	Change	% Change
Parts segment sales, net	$2,392	$2,427	$(35)	(1)%
Parts segment profit	616	640	(24)	(4)%
Segment sales
In 2017, our Parts segment net sales decreased by $35 million, or 1%, primarily due to lower BDP sales and lower North America volumes, partially offset by higher U.S. and Canada parts sales related to the Fleetrite™ brand and remanufactured parts sales.
Segment profit
In 2017, our Parts segment profit decreased by $24 million, or 4%, primarily due to margin declines in BDP and in our U.S. market, partially offset by higher other income of $6 million related to the sale of a business line and lower intercompany access fees. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The decrease in the allocable share of fees in 2017 is due to significant decreases in engineering and product development costs in recent years.
Global Operations Segment

(in millions, except % change)	2017	2016	Change	% Change
Global Operations segment sales, net	$309	$341	$(32)	(9)%
Global Operations segment loss	(7)	(21)	14	67%
Segment sales
In 2017, our Global Operations segment net sales decreased by $32 million, or 9%, primarily driven by lower engine and component volumes in our South America engine operations, which declined 31% due to the impact of continued weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate has strengthened by 11% compared with the prior year period.
Segment loss
In 2017, our Global Operations segment loss decreased by $14 million, or 67%, primarily due to lower manufacturing and SG&A expenses as a result of our prior year cost reduction efforts, a one-time benefit of $9 million recognized as an adjustment to pre-existing warranties and higher other income related to the sale of machinery and equipment. These increases were partially offset by an increase in restructuring charges in Brazil related to cost reduction actions consisting of personnel costs for employee separation and related benefits.
Financial Services Segment

(in millions, except % change)	2017	2016	Change	% Change
Financial Services segment revenues, net	$235	$235	$—	—%
Financial Services segment profit	77	100	(23)	(23)%
Segment revenues
In 2017, our Financial Services segment net revenues were comparable to the prior year primarily driven by higher interest rates and higher revenues from operating leases in Mexico, offset by lower average finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio.
Segment profit
In 2017, our Financial Services segment profit decreased by $23 million, or 23%. The decrease is primarily driven by the pay down of certain intercompany loan receivables in the prior year and lower interest margin resulting from an increase in our average borrowing rate.

Results of Operations for the year ended October 31, 2016 as compared to the year ended October 31, 2015

(in millions, except per share data and % change)	2016	2015	Change	% Change
Sales and revenues, net	$8,111	$10,140	$(2,029)	(20)%
Costs of products sold	6,812	8,670	(1,858)	(21)%
Restructuring charges	10	76	(66)	(87)%
Asset impairment charges	27	30	(3)	(10)%
Selling, general and administrative expenses	802	908	(106)	(12)%
Engineering and product development costs	247	288	(41)	(14)%
Interest expense	327	307	20	7%
Other income, net	(76)	(30)	(46)	153%
Total costs and expenses	8,149	10,249	(2,100)	(20)%
Equity in income of non-consolidated affiliates	6	6	—	—%
Loss from continuing operations before income taxes	(32)	(103)	71	(69)%
Income tax expense	(33)	(51)	18	(35)%
Loss from continuing operations	(65)	(154)	89	(58)%
Less: Net income attributable to non-controlling interests	32	33	(1)	(3)%
Loss from continuing operations(A)	(97)	(187)	90	(48)%
Income from discontinued operations, net of tax	—	3	(3)	(100)%
Net loss(A)	$(97)	$(184)	$87	(47)%

Diluted earnings (loss) per share:(A)
Continuing operations	$(1.19)	$(2.29)	$1.10	(48)%
Discontinued operations	—	0.04	(0.04)	(100)%
	$(1.19)	$(2.25)	$1.06	(47)%
Diluted weighted average shares outstanding	81.7	81.6	0.1	—%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to Navistar International Corporation.
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
In 2016, our Truck segment net sales decreased $1.8 billion, or 25%, primarily due to lower Core truck volumes, the cessation of our Blue Diamond Truck, LLC ("BDT") joint venture sales, a decline in sales of CAT-branded units sold to Caterpillar Inc. ("Caterpillar"), a decline in our export truck volumes, and lower used truck revenue. Chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes.
In 2016, our Parts segment net sales decreased $86 million, or 3%, primarily due to lower U.S. volumes, market pressures, primarily in Canada and Mexico, unfavorable movements in foreign currency exchange rates, and an expected decline in BDP net sales driven by a decrease of units in operation as units age, partially offset by enhanced retail programs in our U.S. market.

In 2016, our Global Operations segment net sales decreased $165 million, or 33%, primarily due to lower volumes primarily attributed to the economic downturn in Brazil as well as unfavorable movements in foreign currency exchange rates.
In 2016, our Financial Services segment net revenues decreased $6 million, or 2%, primarily due to lower finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
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
Restructuring Charges
We recognized restructuring charges of $10 million in 2016 compared to charges of $76 million in the prior year. The charges in 2016 were primarily related to the 2011 closure of our Chatham, Ontario plant, resulting from a ruling received from the Financial Services Tribunal in Ontario, Canada. The charges in 2015 were primarily related to cost reduction actions, including our offering of a voluntary separation program ("VSP") to the majority of our U.S.-based non-represented salaried employees and the impacts of an involuntary reduction-in-force in the U.S. and Brazil. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
Our SG&A expenses decrease of $106 million in 2016 is primarily due to the impact of our cost-reduction initiatives. For more information on our cost-reduction initiatives, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Engineering and product development costs
Our Engineering and product development costs decrease of $41 million in 2016 is primarily driven by our continued efforts to focus spending on our Core markets including launching new and redesigned products while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. In 2016, we began to realize our plan to release a new or redesigned product, on average, every four to six months through 2018.
Interest expense
In 2016, our interest expense increased $20 million compared to the prior year, primarily driven by the August 2015 refinancing of our Amended Term Loan Credit Facility which was replaced by the Senior Secured Term Loan Credit Facility. The refinancing increased the amount of our borrowing and the interest rate.
Other income, net
We recognized Other income of $76 million in 2016 compared to income of $30 million in the prior year. The increase in Other income in 2016 is primarily driven by the increase of income recognized related to certain IP licenses of $30 million and a $15 million one-time fee received from a third party, partially offset by the non-recurring gain of $14 million related to the settlement of a customer dispute recorded in the prior year.
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
Segment sales
In 2016, our Truck segment net sales decreased by $1.8 billion, or 25%, primarily due to lower Core truck volumes, the cessation of BDT sales, a decline in sales of CAT-branded units sold to Caterpillar, a decline in our export truck volumes, and lower used truck revenue. Truck chargeouts from our Core markets were down 19%, which is reflective of lower market share and Class 8 industry volumes. The decline represents a 5% decrease in Class 6 and 7 medium trucks, a 35% decrease in Class 8 heavy trucks, an 18% decrease in Class 8 severe service trucks and a 6% decrease in buses.
Segment loss
In 2016, our Truck segment loss increased by $48 million, or 34%. The increase in segment loss was primarily driven by higher adjustments to pre-existing warranties of $70 million, increased used truck losses, lower Mexico margins due to the strengthening of the U.S. dollar, and lower export volumes. These impacts were partially offset by improved purchasing and structural costs.
Our used truck losses increased primarily due to declining industry pricing and increased export sales in 2016, which have a lower price point as compared to our domestic channels. Charges to our used truck reserves in our Truck segment were $181 million in 2016, compared to $115 million in 2015.
In 2016, our Truck segment recorded charges for adjustments to pre-existing warranties of $78 million compared to $8 million in the prior year. These charges in 2016 primarily relate to increases in both claim frequency and cost of repair across both the Medium Duty and Big Bore engine families. These charges increase the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Our SG&A expenses and Engineering and product development costs continued to decline in 2016. The lower SG&A expenses reflect the impact of our cost-reduction initiatives. The lower Engineering and product development costs were primarily due to our efforts to focus spending on our Core markets while placing less emphasis on engine development. Engineering spend is targeted at programs that will reduce cost, improve uptime for our customers, grow market share and allow us to meet new emissions standards in 2017. In 2016, we began to realize our plan to release a new or redesigned product, on average, every four to six months through 2018.
Parts Segment

(in millions, except % change)	2016	2015	Change	% Change
Parts segment sales, net	$2,427	$2,513	$(86)	(3)%
Parts segment profit	640	592	48	8%
Segment sales
In 2016, our Parts segment net sales decreased by $86 million, or 3%, primarily due to lower U.S. volumes, market pressures primarily in Canada and Mexico, unfavorable movements in foreign currency exchange rates, and an expected decline in BDP net sales driven by a decrease of units in operation as units age, partially offset by enhanced retail programs in our U.S. market.
Segment profit
In 2016, our Parts segment increased its segment profit by $48 million, or 8%, primarily due to margin improvements in our U.S. market, cost-reduction initiatives, and lower intercompany access fees, partially offset by unfavorable movements in foreign currency exchange rates. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs. The lower fees in 2016 are due to cost-reduction initiatives in the Truck segment, including significant decreases in engineering and product development costs in recent years.

Global Operations Segment

(in millions, except % change)	2016	2015	Change	% Change
Global Operations segment sales, net	$341	$506	$(165)	(33)%
Global Operations segment loss	(21)	(67)	46	(69)%
Segment sales
In 2016, our Global Operations segment net sales decrease of $165 million, or 33% was primarily driven by a decrease in our South America engine operations, reflecting lower volumes and unfavorable movements in foreign currency exchange rates, as the average conversion rate of the Brazilian real to the U.S. dollar has weakened by 12%. In 2016, engine volumes declined 41% compared to the prior year, primarily due to the continued economic downturn in the Brazil economy.
Segment loss
In 2016, our Global Operations segment results improved by $46 million, or 69%, primarily due to lower manufacturing and structural costs as a result of our prior year restructuring and cost reduction efforts and impact of foreign currency exchange rates, partially offset by the non-recurring net gain of $10 million related to the settlement of a customer dispute recorded in the prior year.
Financial Services Segment

(in millions, except % change)	2016	2015	Change	% Change
Financial Services segment revenues, net	$235	$241	$(6)	(2)%
Financial Services segment profit	100	98	2	2%
Segment revenues
In 2016, our Financial Services segment net revenues decreased by $6 million, or 2%. The decrease is primarily driven by lower overall finance receivable balances and unfavorable movements in foreign currency exchange rates impacting our Mexican portfolio, partially offset by higher revenues from operating leases.
Segment profit
In 2016, our Financial Services segment profit increased by $2 million, or 2%. The increase is primarily driven by an increase in gains resulting from operating lease early terminations, decreases in the provision for loan losses in Mexico and cost reduction initiatives. These increases were partially offset by a decrease in revenue and an increase in interest expense due to rate increases.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	For the Years Ended October 31,			2017 vs 2016		2016 vs 2015
(in units)	2017	2016	2015	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	35,100	32,800	29,600	2,300	7%	3,200	11%
Class 6 and 7 medium trucks	86,100	86,800	80,000	(700)	(1)%	6,800	9%
Class 8 heavy trucks	146,200	165,700	218,200	(19,500)	(12)%	(52,500)	(24)%
Class 8 severe service trucks(B)	60,600	61,100	60,800	(500)	(1)%	300	—%
Total Core Markets	328,000	346,400	388,600	(18,400)	(5)%	(42,200)	(11)%
Combined class 8 trucks	206,800	226,800	279,000	(20,000)	(9)%	(52,200)	(19)%
Navistar Core retail deliveries	56,700	54,700	62,600	2,000	4%	(7,900)	(13)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Core retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016 and 2015.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	For the Years Ended October 31,
	2017	2016	2015
Core Markets (U.S. and Canada)
School buses(A)	32%	34%	38%
Class 6 and 7 medium trucks	25%	21%	23%
Class 8 heavy trucks	11%	10%	11%
Class 8 severe service trucks(B)	13%	13%	15%
Total Core Markets	17%	16%	16%
Combined class 8 trucks	12%	11%	12%
_______________________

(A)	The School bus retail delivery market share includes buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement during 2016 and 2015.

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

	For the Years Ended October 31,			2017 vs 2016		2016 vs 2015
(in units)	2017	2016	2015	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,000	11,900	11,400	(900)	(8)%	500	4%
Class 6 and 7 medium trucks	21,200	16,900	16,700	4,300	25%	200	1%
Class 8 heavy trucks	18,900	6,300	26,700	12,600	200%	(20,400)	(76)%
Class 8 severe service trucks(B)	8,800	7,700	9,100	1,100	14%	(1,400)	(15)%
Total Core Markets	59,900	42,800	63,900	17,100	40%	(21,100)	(33)%
Combined class 8 trucks	27,700	14,000	35,800	13,700	98%	(21,800)	(61)%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016 and 2015.
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

	For the Years Ended October 31,			2017 vs 2016		2016 vs 2015
(in units)	2017	2016	2015	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	1,700	2,100	1,400	(400)	(19)%	700	50%
Class 6 and 7 medium trucks	4,600	4,100	4,800	500	12%	(700)	(15)%
Class 8 heavy trucks	6,800	4,700	13,900	2,100	45%	(9,200)	(66)%
Class 8 severe service trucks(B)	2,500	2,100	2,100	400	19%	—	—%
Total Core Markets	15,600	13,000	22,200	2,600	20%	(9,200)	(41)%
Combined class 8 trucks	9,300	6,800	16,000	2,500	37%	(9,200)	(58)%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016 and 2015.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	For the Years Ended October 31,			2017 vs 2016		2016 vs 2015
(in units)	2017	2016	2015	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	11,300	11,200	11,900	100	1%	(700)	(6)%
Class 6 and 7 medium trucks	20,900	17,800	18,800	3,100	17%	(1,000)	(5)%
Class 8 heavy trucks	16,800	16,300	25,000	500	3%	(8,700)	(35)%
Class 8 severe service trucks(B)	8,300	7,600	9,300	700	9%	(1,700)	(18)%
Total Core Markets	57,300	52,900	65,000	4,400	8%	(12,100)	(19)%
Non "Core" military	800	500	100	300	60%	400	400%
Other markets(C)	10,800	9,900	19,400	900	9%	(9,500)	(49)%
Total worldwide units	68,900	63,300	84,500	5,600	9%	(21,200)	(25)%
Combined class 8 trucks	25,100	23,900	34,300	1,200	5%	(10,400)	(30)%
_____________________________

N.M.	Not meaningful.

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016 and 2015.

(C)
Other markets primarily consist of Export Truck and Mexico and also include chargeouts related to BDT of 6,000 units during 2015. There were no third party chargeouts related to BDT during 2016 or 2017, as Ford no longer purchases from BDT.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of October 31,
(in millions)	2017	2016	2015
Consolidated cash and cash equivalents	$706	$804	$912
Consolidated marketable securities	370	46	159
Consolidated cash, cash equivalents, and marketable securities	$1,076	$850	$1,071

	As of October 31,
(in millions)	2017	2016	2015
Manufacturing operations	$1,036	$800	$1,013
Financial Services operations	40	50	58
Consolidated cash, cash equivalents, and marketable securities	$1,076	$850	$1,071
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
Consolidated cash, cash equivalents, and marketable securities totaled $1.1 billion at October 31, 2017, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Requirements
Our primary sources of liquidity are cash provided by operating activities, including cash flow from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets, will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet our financing requirements, and the financing requirements of our dealers and retail customers.
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Manufacturing operations sold $7.4 billion, $7.2 billion, and $8.6 billion of wholesale notes and accounts receivable to our Financial Services operations in 2017, 2016, and 2015, respectively. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.4 billion, for both periods, as of October 31, 2017 and 2016. Our Financial Services operations also make loans and provide dividends and return of capital to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $91 million and $203 million at October 31, 2017 and 2016, respectively. During 2017, our Manufacturing operations received $8 million of return of capital from our Financial Services operations. During 2016, our Manufacturing operations received $220 million in dividends and return of capital from NFC, of which $190 million was funded by the remaining repayment of the $270 million loan made by NFC to our Manufacturing operations in October 2013 (the “Intercompany Loan”).
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory and certain related assets (the "Intercompany Used Truck Loan"). During the year ended October 31, 2017 we decreased our borrowings under the Intercompany Used Truck Loan by $106 million to $29 million. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During 2017, our borrowings under the Intercompany Revolving Loan agreement decreased by $11 million to $7 million. Our Financial Services operations in Mexico extends working capital loans to our Manufacturing operations in Mexico for orders received. During 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements increased by $5 million to $55 million.
Our Financial Services operations have traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund products sold or leased by us, our dealers, and retail customers. We use a number of special purpose entities ("SPEs") to securitize receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and Truck Retail Accounts Corporation ("TRAC") finances retail accounts. Our Financial Services operations in Mexico provide vehicle financing, leasing and insurance brokerage services to our dealers and retail customers in Mexico.
As of October 31, 2017, the aggregate amount available to fund finance receivables under our Financial Services facilities was $520 million.
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was further reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase. In September 2017, the revolving portion of the bank credit facility was amended and extended to a maturity date of September 2021. The capacity of the facility will be reduced from $275 million to $269 million in June 2018. The borrowings on the revolving portion of the facility totaled $127 million as of October 31, 2017. The balance of the term loan portion of the facility was $76 million as of October 31, 2017.

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
In January 2017, we issued an additional $250 million aggregate principal amount of our Senior Notes. Interest related to the Senior Notes is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The proceeds from the January 2017 issuance of additional Senior Notes were used for general corporate purposes, including working capital and capital expenditures. For additional information, see Note 9, Debt, to the accompanying consolidated financial statements.
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
In August 2017, we amended and extended our Amended and Restated Asset-Based Credit Facility which was originally due in May 2018. The 2017 amendment extended the maturity date to August 2022 and reduced the revolving facility from $175 million to $125 million. Our borrowing capacity under the amended facility was previously subject to a $35 million liquidity block and is now subject to a $13 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2017, we had no borrowings but did have availability to borrow under the Amended and Restated Asset-Based Credit Facility. Additionally, we maintain capacity under our various debt arrangements to incur incremental debt.
On November 6, 2017, we issued $1.1 billion aggregate principal amount of 6.625% senior notes due 2025 (“2025 Notes”). Interest is payable on the 2025 Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. To effect the retirement of our 8.25% Senior Notes, we also commenced a cash tender offer (“Tender Offer”), which resulted in the purchase of $1,051 million aggregate principal amount, or 72.50% of the total then-outstanding 8.25% Senior Notes at a purchase price of $1,003.80 per $1,000 principal amount, plus accrued and unpaid interest. The proceeds from the offering of our 2025 Notes were used to purchase a portion of our existing Senior Notes tendered in the tender offer and to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 2025 Notes. We expect to record approximately $31 million of charges in the first quarter of fiscal 2018 related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the Senior Notes.
On November 6, 2017, we signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion (“Term Loan Credit Agreement”), guaranteed by NIC and twelve of its subsidiaries. Under the terms of the amendment, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds were used to repay all outstanding loans under our existing Term Loan, to repurchase the remaining portion of the outstanding Senior Notes, to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes. We expect to record approximately $16 million of charges in the first quarter of fiscal 2018 related to the extinguishment of unamortized debt issuance costs associated with the Term Loan.
On November 6, 2017 the Company entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority (“Tax Exempt Bond Amendments”) to adjust various restrictive covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company’s existing Term Loan and the new Term Loan Credit Agreement.

Cash Flow Overview

	Year Ended October 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities	$10	$99	$109
Net cash used in investing activities	(489)	(53)	(542)
Net cash provided by (used in) financing activities	389	(51)	338
Effect of exchange rate changes on cash and cash equivalents	(5)	2	(3)
Decrease in cash and cash equivalents	(95)	(3)	(98)
Cash and cash equivalents at beginning of the year	761	43	804
Cash and cash equivalents at end of the year	$666	$40	$706

	Year Ended October 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities	$56	$211	$267
Net cash provided by (used in) investing activities	3	(70)	(67)
Net cash used in financing activities	(203)	(150)	(353)
Effect of exchange rate changes on cash and cash equivalents	28	17	45
Increase (decrease) in cash and cash equivalents	(116)	8	(108)
Cash and cash equivalents at beginning of the year	877	35	912
Cash and cash equivalents at end of the year	$761	$43	$804

	Year Ended October 31, 2015
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$98	$(52)	$46
Net cash provided by (used in) investing activities	346	(30)	316
Net cash provided by financing activities	63	35	98
Effect of exchange rate changes on cash and cash equivalents	(70)	25	(45)
Increase (decrease) in cash and cash equivalents	437	(22)	415
Cash and cash equivalents at beginning of the year	440	57	497
Cash and cash equivalents at end of the year	$877	$35	$912
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $10 million, $56 million and $98 million in 2017, 2016 and 2015, respectively. The lower cash provided from operating activities in 2017 compared to 2016 was primarily attributable to a decrease in the collection of accounts receivable, lower dividends from Financial Services, an increase in inventories and an increase in other current and noncurrent assets partially offset by an increase in net income and increases in accounts payable, other current liabilities and other noncurrent liabilities. The net decrease in cash flow from operating activities in 2016 compared to 2015 was primarily attributable to an increase in repayments to our Financial Services operations, decreases in other current liabilities, an increase in noncurrent assets, and a decrease in depreciation and amortization, partially offset by a lower net loss, higher dividends and a returned capital payment received from our Financial Services operations, a larger reduction in inventories, an increase in the collection of accounts receivable, and lower accounts payable payments.
Cash paid for interest, net of amounts capitalized, was $223 million, $227 million, and $180 million in 2017, 2016, and 2015, respectively.
We paid $193 million, $199 million, and $204 million for 2017, 2016, and 2015 respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other postretirement payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $489 million in 2017, compared to cash provided by investing activities of $3 million and $346 million in 2016 and 2015, respectively. The net decrease in cash flow from investing activities in 2017 compared to 2016 was primarily attributable to higher purchases and lower maturities of marketable securities as well as purchases of equipment leased to others and lower proceeds from the sale of non-consolidated affiliates, partially offset by higher sales of marketable securities and higher proceeds from the sale of property and equipment. During 2017, sales of marketable securities totaled $652 million and maturities of marketable securities totaled $28 million, compared with $539 million of sales and $43 million of maturities of marketable securities and $1.2 billion of sales and $86 million of maturities of marketable securities during 2016 and 2015, respectively.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $389 million and $63 million in 2017 and 2015, respectively, compared to cash used in financing activities of $203 million in 2016. The net increase in cash flow from financing activities in 2017 compared to 2016 was primarily attributable to issuing an additional $250 million of our Senior Notes and the proceeds of $256 million from the equity issuance to VW T&B as well as increases in proceeds from finance lease obligations and from the exercise of stock options, partially offset by higher debt issuance costs and repayments of loans to our Financial Services operations including funding under the Intercompany Used Truck Loan and other financing programs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $99 million and $211 million in 2017 and 2016, respectively, compared to cash used in operating activities of $52 million in 2015. The decrease in cash provided by operating activities in 2017 was primarily due to an increase in the level of finance receivables funded compared to a decrease in the prior year period, the utilization of a trade payable with our Manufacturing operations, and a slight decline in segment profit of our Financial Services operations. The net increase in cash provided by operating activities in 2016 was primarily due to a greater decline in the level of finance receivables funded. The increase was partially offset by the amount of dividends and returned capital paid to our Manufacturing operations as compared to the prior year period.
Cash paid for interest, net of amounts capitalized, was $71 million, $64 million, and $59 million in 2017, 2016, and 2015, respectively.

Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $53 million, $70 million and $30 million in 2017, 2016, and 2015, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses of cash from investing activities in 2017, 2016, and 2015. The decrease in cash used in investing activities in 2017 was primarily due to a decline in purchases of equipment leased to others, partially offset by an increase in restricted cash levels. In 2016, the increase in cash used in investing activities was primarily due to the increase in purchases of equipment leased to others, and the lower decline in restricted cash levels under our secured borrowings.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $51 million and $150 million in 2017 and 2016, respectively, compared to cash provided by financing activities of $35 million in 2015. The net decrease in cash used in financing activities in 2017 was primarily due to the increase in borrowing levels associated with the increase in the level of finance receivables funded compared to decreases in the prior year period, partially offset by an increase in repayments of debt using intercompany loan repayments received from our Manufacturing operations. The net increase in cash used in financing activities in 2016 was primarily due to the repayment of debt associated with the greater decline in the level of finance receivables funded and a decline in repayments from the Manufacturing operations for intercompany financing programs.
Debt
See Note 9, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Funding of Financial Services
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2017, our funding consisted of asset-backed securitization debt of $849 million, bank borrowings and revolving credit facilities of $616 million, commercial paper of $92 million, and borrowings of $94 million secured by operating and finance leases.
We use a number of SPEs to securitize and sell receivables. NFSC finances wholesale notes, Navistar Financial Retail Receivables Corporation finances retail notes and finance leases, ITLC finances operating leases and some finance leases, and TRAC finances retail accounts.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad Regulada ("NFM"), which issue debt to provide vehicle financing to our dealers and retail customers in Mexico.
The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2017:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$975	Eligible wholesale notes	$685	2018-2019
NFC	Credit agreement(A)	275	Finance receivables and general corporate purposes	127	2021
NFM	Bank lines	497	Finance receivables and general corporate purposes	415	2018-2023
TRAC	Revolving retail accounts	100	Eligible retail accounts	100	2018
______________________

(A)	NFM can borrow up to $81 million, if not used by NFC.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense, capital contributions from NI, and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense, capital contributions from NI, and income taxes is less than 125% of its interest expense, NI must make a capital contribution to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2017, 2016, and 2015.

Derivative Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. The fair values of these derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. For more information on derivatives and related market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk to the accompanying consolidated financial statements.
Capital Resources
We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a capital expenditure goal of approximately $200 million in 2018, exclusive of capital expenditures for equipment leased to others. See Note 9, Debt, to the accompanying consolidated financial statements.
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
EBITDA reconciliation:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Income (loss) from continuing operations attributable to NIC, net of tax	$29	$(97)	$(187)
Plus:
Depreciation and amortization expense	223	225	281
Manufacturing interest expense(A)	265	247	233
Less:
Income tax expense	(10)	(33)	(51)
EBITDA	$527	$408	$378
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Interest expense	$351	$327	$307
Less: Financial Services interest expense	86	80	74
Manufacturing interest expense	$265	$247	$233

Adjusted EBITDA Reconciliation:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
EBITDA (reconciled above)	$527	$408	$378
Less significant items of:
Adjustments to pre-existing warranties(A)	(1)	78	4
Asset impairment charges(B)	13	27	30
Restructuring of manufacturing operations(C)	13	10	72
Gain on settlement(D)	—	—	(10)
Brazil truck business actions(E)	—	—	6
EGR product litigation(F)	31	—	—
Gain on sale (G)	(6)	—	—
Debt refinancing charges(H)	5	—	14
One-time fee received(I)	—	(15)	—
Total adjustments	55	100	116
Adjusted EBITDA	$582	$508	$494
_____________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.

(B)
During 2017, we recorded $13 million of asset impairment charges in our Truck segment relating to assets held for sale of our Conway, Arkansas fabrication business and for certain assets under operating leases. During 2016, the charges primarily included $17 million related to certain long-lived assets and $8 million related to certain operating leases. We also determined that $1 million of trademark asset carrying value was impaired. During 2015, we recorded $11 million of asset impairment charges related to certain long-lived assets and $9 million related to certain operating leases. We also recognized a total non-cash charge of $7 million for the impairment of certain intangible and long-lived assets in the Global Operations segment, and $3 million for the impairment of the carrying value of a trademark asset.

(C)
During 2017, we recorded a charge of $13 million. We recorded $41 million of charges related to our plan to cease production at our Melrose Park Facility, a net benefit of $43 million related to the resolution of the closing agreement for our Chatham, Ontario plant, and the release of $1 million in OPEB liabilities in connection with the sale of our fabrication business in Conway, Arkansas. We recorded $6 million of restructuring charges in Brazil related to cost reduction actions consisting of personnel costs for employee separation and related benefits. During 2016, we recorded $7 million of charges related to the 2011 closure of our Chatham, Ontario plant. During 2015, we had $72 million of cost reduction and other strategic initiatives primarily consisting of restructuring charges. In 2015, we offered the majority of our U.S.-based non-represented salaried employees the opportunity to apply for a VSP, which resulted in $37 million of restructuring charges. In addition, we incurred restructuring charges of $23 million related to cost reduction actions, including a reduction-in-force in the U.S. and Brazil.

(D)
During 2015, we recognized a $10 million net gain related to the settlement of a customer dispute in our Global Operations segment. The $10 million net gain for the settlement included restructuring charges of $4 million.

(E)	During 2015, we recorded approximately $6 million in charges, primarily related to inventory, to optimize the Brazil Truck business in our Global Operations segment.

(F)	During 2017, we recognized a charge of $31 million for a jury verdict related to Maxxforce engine EGR product litigation in our Truck segment.

(G)	During 2017, we recognized a gain of $6 million related to the sale of a business line in our Parts segment.

(H)
During 2017, we recorded a charge of $5 million related to third party fees and debt issuance costs associated with the repricing of our Term Loan and the refinancing of the revolving portion of the NFC bank credit facility in our Financial Services segment. During 2015, we recorded $14 million of third party fees and unamortized debt issuance costs associated with the refinancing of our Amended Term Loan Credit Facility with a new Senior Secured Term Loan Credit Facility.

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
In 2017 and 2016, we contributed $112 million and $100 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2018 we expect to contribute approximately $134 million to meet the minimum required contributions for all plans. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2019 through 2021, we will be required to contribute approximately $140 million to $190 million per year to the Plans, depending on asset performance and discount rates.
Our contributions to other post-employment benefit ("OPEB") plans totaled $2 million in both 2017 and 2016. Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 settlement agreement (the "1993 Settlement Agreement") between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. We expect to contribute $1 million to our OPEB plans during 2018.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the years ended October 31, 2017, 2016 and 2015.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The under-funded status of our pension plans on a GAAP basis decreased $281 million during 2017. Higher than expected asset returns contributed to the decrease. Our actual return on assets during 2017 was approximately 13.0% for the U.S. pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") were 3.5% at both October 31, 2017 and 2016.
The under-funded status of our health and life insurance benefits decreased by $273 million. This was primarily driven by favorable claims experience and updated trend assumptions.
We continue to seek opportunities to control our pension and other postretirement benefits expenses.
For more information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements
We enter into various arrangements not recognized in our Consolidated Balance Sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. These include residual value guarantees, for which our losses are generally capped, stand-by letters of credit and surety bonds, credit and purchase commitments and indemnifications. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows. For more information, see Note 13, Commitments and Contingencies, to the accompanying consolidated financial statements.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2017:

	Payments Due by Year Ending October 31,
(in millions)	Total	2018	2019-2020	2021-2022	2023+
Type of contractual obligation:
Long-term debt obligations(A)	$4,972	$1,106	$2,027	$1,614	$225
Interest on long-term debt(B)	1,172	279	412	218	263
Financing arrangements and capital lease obligations(C)	38	10	18	10	—
Operating lease obligations(D)	195	45	75	48	27
Purchase obligations(E)	60	20	31	6	3
Total	$6,437	$1,460	$2,563	$1,896	$518
_____________________

(A)
Excludes offsetting discounts and issuance costs of $78 million, Financed Lease Obligations of $130 million, the retirement of the Senior Notes and Term Loan, the issuance of the 2025 Notes and execution of the Term Loan Credit Agreement, all of which occurred subsequent to October 31, 2017. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(B)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2017 are used for variable rate debt. Excludes the retirement of the Senior Notes and Term Loan, the issuance of the 2025 Notes and execution of the Term Loan Credit Agreement, all of which occurred subsequent to October 31, 2017. After giving effect to these transactions, Interest on long-term debt would be as follows: 2018 - $255 million; 2019-2020 - $375 million; 2021-2022 - $332 million; 2023 and thereafter - $636 million; in total - $1,598 million. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(C)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $5 million of interest obligations. Excludes $1 million capital lease which is non-cash. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

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
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $34 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. As such, we expect to contribute approximately $134 million in 2018 to meet the minimum required contributions for all Plans. We currently expect that from 2019 through 2021, we will be required to contribute $140 million to $190 million per year to the Plans, depending on asset performance and discount rates in the next several years. For additional information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

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
As of October 31, 2017 and 2016, we had deferred tax asset valuation allowances of $3.3 billion and $3.4 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $6 million and less than $1 million for the years ended October 31, 2017 and 2016, respectively, and an income tax expense of $1 million for the year ended October 31, 2015.
We released $14 million of uncertain tax positions based on administrative practice and precedents of relevant tax authorities in 2017.
As of October 31, 2017 and 2016, the amount of liability for uncertain tax positions was $34 million and $50 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the guidance.
Environmental Matters
We have been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the "Superfund" law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals and is recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.
In addition, other sites formerly owned by us or where we are currently operating have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have appropriate accruals to cover costs to complete the cleanup of all sites.

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and were fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has announced it also is considering a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules. In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for NOx in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. EPA and CARB may also consider other actions, including extended emission warranties. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital and will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standard. EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.
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

	October 31, 2017		2018 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(327)	$(139)	$3	$(1)
Decrease of 1.0%	385	166	(4)	—
Expected return on assets:
Increase of 1.0%	—	—	(23)	(3)
Decrease of 1.0%	—	—	23	3
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, we determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for doubtful accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based on actual loss experience and customer payment history, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent twelve quarters. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of 10% to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2017, would increase or decrease by $1 million.

Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income from continuing operations in the period that includes the enactment date.
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2017 and 2016 aggregating $3.3 billion and $3.4 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
Impairment of Long-Lived and Indefinite-Lived Assets
We test long-lived assets (other than goodwill and intangible assets with indefinite lives) or asset groups for recoverability when events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset or asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If the asset or asset group is determined to not be recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.
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
The reserve for product liability was $49 million as of October 31, 2017 and a hypothetical 10% change, excluding excess liability insurance in claim amount would increase or decrease this accrual by $5 million.
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
As of October 31, 2017, we have accrued $19 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2017, we recognized a benefit for adjustments to pre-existing warranties of $1 million compared to charges of $77 million and $1 million in 2016 and 2015, respectively.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when we commit to a product recall or field campaign. In each subsequent quarter after a recall or field campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2017 warranty expense was $21 million of charges related to new field campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $17 million and $12 million in 2016 and 2015, respectively. The charges were primarily recognized as adjustments to pre-existing warranties.

As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue. In 2017, we recognized net charges of $8 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes charges of $3 million related to pre-existing warranties. In 2016, we recognized a net charge of $34 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a charge of $26 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Inventories
Inventories are valued at the lower of cost or market. Our gross used truck inventory decreased to approximately $206 million at October 31, 2017 from $410 million at October 31, 2016, offset by reserves of $110 million and $208 million, respectively.
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
Recently Issued Accounting Standards
The information required to be set forth under this heading is incorporated by reference from Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8.

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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At both October 31, 2017 and 2016, the net fair value of our liabilities with exposure to interest rate risk was $5 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2017 and 2016, the fair value of these liabilities would increase by $91 million and $107 million, respectively. At both October 31, 2017 and 2016, the net fair value of our assets with exposure to interest rate risk was $2 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2017 and 2016, the fair value of these assets would decrease by $4 million and $3 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The analysis, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2017 and 2016, we purchased approximately $376 million and $302 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred an additional $38 million and $30 million in 2017 and 2016, respectively, of costs. Commodity price risk associated with our derivative position at October 31, 2017 and 2016 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2017 and 2016, the net fair value of our liabilities with exposure to foreign currency risk was $238 million and $283 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $24 million and $28 million at October 31, 2017 and 2016, respectively. At October 31, 2017 and 2016, the net fair value of our assets with exposure to foreign currency risk was $168 million and $206 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $17 million and $21 million at October 31, 2017 and 2016, respectively.
For further information regarding models, assumptions and parameters related to market risk, please see Note 12, Fair Value Measurements to the accompanying consolidated financial statements.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Navistar International Corporation:
We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three‑year period ended October 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navistar International Corporation’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois

December 19, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Navistar International Corporation:
We have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Navistar International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2017 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Navistar International Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navistar International Corporation and subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2017, and our report dated December 19, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois

December 19, 2017

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2017	2016	2015
Sales and revenues
Sales of manufactured products, net	$8,428	$7,976	$9,995
Finance revenues	142	135	145
Sales and revenues, net	8,570	8,111	10,140
Costs and expenses
Costs of products sold	7,037	6,812	8,670
Restructuring charges	3	10	76
Asset impairment charges	13	27	30
Selling, general and administrative expenses	878	802	908
Engineering and product development costs	251	247	288
Interest expense	351	327	307
Other income, net	(21)	(76)	(30)
Total costs and expenses	8,512	8,149	10,249
Equity in income of non-consolidated affiliates	6	6	6
Income (loss) from continuing operations before income taxes	64	(32)	(103)
Income tax expense	(10)	(33)	(51)
Income (loss) from continuing operations	54	(65)	(154)
Income from discontinued operations, net of tax	1	—	3
Net income (loss)	55	(65)	(151)
Less: Net income attributable to non-controlling interests	25	32	33
Net income (loss) attributable to Navistar International Corporation	$30	$(97)	$(184)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$29	$(97)	$(187)
Income from discontinued operations, net of tax	1	—	3
Net income (loss)	$30	$(97)	$(184)

Earnings (loss) per share:
Basic:
Continuing operations	$0.31	$(1.19)	$(2.29)
Discontinued operations	0.01	—	0.04
	$0.32	$(1.19)	$(2.25)

Diluted:
Continuing operations	$0.31	$(1.19)	$(2.29)
Discontinued operations	0.01	—	0.04
	$0.32	$(1.19)	$(2.25)

Weighted average shares outstanding:
Basic	93.0	81.7	81.6
Diluted	93.5	81.7	81.6

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in millions)	For the Years Ended October 31,
	2017	2016	2015
Net income (loss)	$55	$(65)	$(151)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	7	(160)
Unrealized gain on marketable securities, net of tax	(1)	—	—
Defined benefit plans, net of tax	433	(46)	(178)
Total other comprehensive income (loss)	429	(39)	(338)
Comprehensive income (loss)	484	(104)	(489)
Less: Net income attributable to non-controlling interests	25	32	33
Total comprehensive income (loss) attributable to Navistar International Corporation	$459	$(136)	$(522)

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$706	$804
Restricted cash and cash equivalents	83	64
Marketable securities	370	46
Trade and other receivables, net	391	276
Finance receivables, net	1,565	1,457
Inventories, net	857	944
Other current assets	188	168
Total current assets	4,160	3,759
Restricted cash	51	48
Trade and other receivables, net	13	16
Finance receivables, net	220	220
Investments in non-consolidated affiliates	56	53
Property and equipment, net	1,326	1,241
Goodwill	38	38
Intangible assets, net	40	53
Deferred taxes, net	129	161
Other noncurrent assets	102	64
Total assets	$6,135	$5,653
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,169	$907
Accounts payable	1,292	1,113
Other current liabilities	1,184	1,183
Total current liabilities	3,645	3,203
Long-term debt	3,889	3,997
Postretirement benefits liabilities	2,497	3,023
Other noncurrent liabilities	678	723
Total liabilities	10,709	10,946
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 and 86.8 shares issued, respectively, and 220 shares authorized at both dates)	10	9
Additional paid-in capital	2,733	2,499
Accumulated deficit	(4,933)	(4,963)
Accumulated other comprehensive loss	(2,211)	(2,640)
Common stock held in treasury, at cost (4.6 and 5.2 shares, respectively)	(179)	(205)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,578)	(5,298)
Stockholders’ equity attributable to non-controlling interests	4	5
Total stockholders’ deficit	(4,574)	(5,293)
Total liabilities and stockholders’ deficit	$6,135	$5,653

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$55	$(65)	$(151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150	146	205
Depreciation of equipment leased to others	73	79	76
Deferred taxes, including change in valuation allowance	(6)	(9)	(18)
Asset impairment charges	13	27	30
Loss (gain) on sales of investments and businesses, net	(5)	2	—
Amortization of debt issuance costs and discount	49	37	37
Stock-based compensation	28	16	10
Provision for doubtful accounts, net of recoveries	7	13	(9)
Equity in income of non-consolidated affiliates, net of dividends	1	6	6
Write-off of debt issuance cost and discount	5	—	4
Other non-cash operating activities	(28)	(12)	(35)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	(125)	134	103
Finance receivables	(123)	251	(58)
Inventories	82	205	131
Accounts payable	159	(193)	(208)
Other assets and liabilities	(226)	(370)	(77)
Net cash provided by operating activities	109	267	46
Cash flows from investing activities
Purchases of marketable securities	(1,011)	(485)	(887)
Sales of marketable securities	659	555	1,247
Maturities of marketable securities	28	43	86
Net change in restricted cash and cash equivalents	(22)	5	42
Capital expenditures	(102)	(116)	(115)
Purchases of equipment leased to others	(137)	(132)	(83)
Proceeds from sales of property and equipment	35	24	22
Investments in non-consolidated affiliates	(1)	(2)	1
Proceeds from sales of affiliates	9	41	7
Acquisition of intangibles	—	—	(4)
Net cash provided by (used in) investing activities	(542)	(67)	316
Cash flows from financing activities
Proceeds from issuance of securitized debt	322	413	549
Principal payments on securitized debt	(336)	(346)	(501)
Net change in secured revolving credit facilities	111	(148)	(22)
Proceeds from issuance of non-securitized debt	582	222	1,212
Principal payments on non-securitized debt	(489)	(315)	(990)
Net change in notes and debt outstanding under revolving credit facilities	(112)	(149)	(106)
Principal payments under financing arrangements and capital lease obligations	—	(3)	(2)
Debt issuance costs	(29)	(16)	(25)
Proceeds from financed lease obligations	61	22	33
Issuance of common stock	256	—	—
Stock issuance costs	(11)	—	—
Proceeds from exercise of stock options	12	—	1
Dividends paid by subsidiaries to non-controlling interest	(26)	(34)	(36)
Other financing activities	(3)	1	(15)
Net cash provided by (used in) financing activities	338	(353)	98
Effect of exchange rate changes on cash and cash equivalents	(3)	45	(45)
Increase (decrease) in cash and cash equivalents	(98)	(108)	415
Cash and cash equivalents at beginning of the year	804	912	497
Cash and cash equivalents at end of the year	$706	$804	$912

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2014	$3	$9	$2,500	$(4,682)	$(2,263)	$(221)	$34	$(4,620)
Net income (loss)	—	—	—	(184)	—	—	33	(151)
Total other comprehensive loss	—	—	—	—	(338)	—	—	(338)
Transfer from redeemable equity securities upon exercise or expiration of stock options	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	11	—	—	—	—	11
Stock ownership programs	—	—	(11)	—	—	11	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Series D convertible junior preference stock converted to common stock	(1)	—	1	—	—	—	—	—
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	(4)	—	—	—	(23)	(27)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(97)	—	—	32	(65)
Total other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(5)	—	—	5	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(34)	(34)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income	—	—	—	30	—	—	25	55
Total other comprehensive income	—	—	—	—	429	—	—	429
Stock-based compensation	—	—	6	—	—	—	—	6
Stock ownership programs	—	—	(15)	—	—	26	—	11
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(26)	(26)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Other	—	(1)	—	—	—	—	—	(1)
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Parts, Global Operations (collectively called "Manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "Financial Services operations"). These segments are discussed in Note 14, Segment Reporting.
Our fiscal year ends on October 31. As such, all references to 2017, 2016, and 2015 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $49 million and $51 million and liabilities of $13 million and $16 million as of October 31, 2017 and 2016, respectively, including $10 million and $6 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
On May 29, 2015, we acquired Ford's remaining 25% ownership in our Blue Diamond Truck, LLC ("BDT") joint venture for $27 million. The acquisition of Ford's remaining ownership of the BDT joint venture did not have a material impact on our consolidated net loss for the year ended October 31, 2015.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $869 million and $865 million as of October 31, 2017 and 2016, respectively, and liabilities of $754 million and $722 million as of October 31, 2017 and 2016, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $278 million and $249 million as of October 31, 2017 and 2016, respectively, and corresponding liabilities of $194 million and $136 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Related Party Transactions
We follow Accounting Standards Codification ("ASC") 850 for the identification of related parties and disclosure of related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal.
We have a series of commercial relationships with Volkswagen Truck & Bus GmbH ("VW T&B") and its subsidiaries and its affiliates for royalties related to certain engine technology, contract manufacturing and the sale of engines, and the sale and purchase of parts. Engine technology royalty payments were approximately $1 million for engine technology and revenue related to contract manufacturing and the sale of engines and parts was approximately $119 million for the year ended October 31, 2017. The Company has also entered into procurement and other arrangements with VW T&B during 2017 and payments under the arrangements were not material in 2017, but the Company has agreed to pay certain future engine and transmission development costs of up to an aggregate of approximately $58 million as we make purchases or as costs are incurred by VW T&B.
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
Truck sales to the U.S. and foreign governments of non-commercial products manufactured to government specifications, and other contract manufacturing arrangements, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted, if required, by the customer.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Financial Services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude it is probable the customer will not be able to make full payment according to contractual terms after reviewing the customer's financial performance, payment ability, capital-raising potential, management style, economic situation, and other factors. The accrual of interest on such loans is discontinued when the loan becomes 90 days or more past due. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.
Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future revenue is not probable. Recognition of revenue is resumed if collection again becomes probable.
Selected receivables are securitized and sold to public and private investors with limited recourse. Our Financial Services operations continue to service the sold receivables. These transactions do not qualify for sale accounting under U.S. GAAP and are therefore accounted for as secured borrowing transactions.
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
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. We elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2017, 2016, and 2015, we elected not to use hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Finance Receivables
Finance receivables consist of the following:

•	Retail notes—Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, and related equipment.

•	Finance leases—Finance leases consist of direct financing leases to commercial customers for acquisition of new and used trucks, and related equipment.

•	Wholesale notes—Wholesale notes primarily consist of variable rate loans to our dealers for the purchase of new and used trucks, and related equipment.

•	Retail accounts—Retail accounts consist of short-term accounts receivable that finance the sale of products to commercial customers.

•	Wholesale accounts—Wholesale accounts consist of short-term accounts receivable primarily related to the sales of items other than trucks, and related equipment (e.g. service parts) to dealers.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Inventories
Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory decreased to approximately $206 million at October 31, 2017 from $410 million at October 31, 2016, offset by reserves of $110 million and $208 million, respectively.
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
The following table presents our used truck reserve:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Balance at beginning of period	$208	$110	$43
Additions charged to expense(A)	111	187	117
Deductions/Other adjustments(B)	(209)	(89)	(50)
Balance at end of period	$110	$208	$110
_________________________

(A)
Additions charged to expense reflects the increase of the reserve for inventory on hand. During 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity.

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
Notes to Consolidated Financial Statements—(Continued)

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
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. During 2017, we identified a triggering event related to continued economic weakness in Brazil which resulted in the decline in forecasted results for the Brazilian asset group. The Brazilian asset group is included in the Global Operations segment. As a result, we estimated the recoverable amount of the asset group and determined that the sum of the undiscounted future cash flows exceeds the carrying value and the asset group was not impaired. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
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
Notes to Consolidated Financial Statements—(Continued)

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
Advertising Costs
Advertising costs are expensed as incurred and are included in SG&A expenses. These costs totaled $26 million, $13 million, and $26 million for the years ended October 31, 2017, 2016, and 2015, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, SG&A expenses, or Other income, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. In 2017, we recognized a benefit for adjustment to pre-existing warranties of $1 million, as compared to charges of $77 million and $1 million in 2016 and 2015, respectively. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Each subsequent quarter after a recall or campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2017 warranty expense were $21 million of charges related to new campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $17 million and $12 million in 2016 and 2015, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Balance at beginning of period	$818	$994	$1,197
Costs accrued and revenues deferred	199	186	260
Currency translation adjustment	(1)	3	(9)
Adjustments to pre-existing warranties(A)	(1)	77	1
Payments and revenues recognized	(386)	(442)	(455)
Balance at end of period	629	818	994
Less: Current portion	307	396	429
Noncurrent accrued product warranty and deferred warranty revenue	$322	$422	$565
________________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.

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
The impact of income taxes on the 2017, 2016, and 2015 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $271 million, $325 million, and $401 million at October 31, 2017, 2016, and 2015, respectively. Revenue recognized under our extended warranty programs was $144 million, $150 million, and $154 million for the years ended October 31, 2017, 2016, and 2015, respectively.
In 2017, we recognized net charges of $8 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes charges of $3 million related to pre-existing warranties. In 2016, we recognized a net charge of $34 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a charge of $26 million related to pre-existing warranties. In 2015, we recognized a net benefit of $56 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a benefit of $54 million related to pre-existing warranties.
Stock-based Compensation
We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which is further described in Note 17, Stock-Based Compensation Plans. Shares are issued upon option exercise from Common stock held in treasury.

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
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of $16 million, less than $1 million, and $17 million in 2017, 2016, and 2015, respectively, which were recorded in Other income, net.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of October 31, 2017, approximately 6,500, or 96%, of our hourly workers and approximately 800, or 15%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Recently Adopted Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management's evaluation, for each annual and interim reporting period, as to whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The update also provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted ASU 2014-15 with no material impact to our consolidated financial statements.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a prospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes” (Topic 740). This ASU update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a modified retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. Adoption will require a modified retrospective transition. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We expect to adopt this ASU in the first quarter of fiscal 2019 on a modified retrospective basis, with the cumulative effect adjustment recognized into retained earnings as of November 1, 2018. We will continue to evaluate the impact of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at October 31, 2017
Employee termination charges	$5	$22	$(12)	$(1)	$14
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$22	$(13)	$(1)	$15

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at October 31, 2016
Employee termination charges	$62	$4	$(63)	$2	$5
Lease vacancy	5	—	(4)	—	1
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(67)	$2	$7

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Balance at October 31, 2014	Additions	Payments	Adjustments	Balance at October 31, 2015
Employee termination charges	$8	$68	$(11)	$(3)	$62
Lease vacancy	11	3	(8)	(1)	5
Other	1	—	(1)	1	1
Restructuring liability	$20	$71	$(20)	$(3)	$68
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
Global operations employee separation actions
During 2017, we initiated cost-reduction actions impacting our workforce in Brazil. As a result of these actions, we recognized restructuring charges of $6 million in personnel costs for employee separation and related benefits, the majority of which will be paid during 2018.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois. (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges Costs of products sold in our Consolidated Statements of Operations.
See Note 10, Postretirement benefits for further discussion.
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
Asset Impairments
The following table reconciles our Asset impairment charges in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Intangible asset impairment charge	$—	$1	$7
Other asset impairment charges related to continuing operations	13	26	23
Total asset impairment charges	$13	$27	$30
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
During 2017, we concluded that we had a triggering event in connection with the sale of our fabrication business in Conway, Arkansas requiring the impairment of certain assets. As a result, we recorded charges of $5 million in our Truck segment. In August 2017, we completed the sale of the business.
During 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $8 million in our Truck segment.
During 2016, we concluded that we had triggering events related to certain long-lived assets in our Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in charges of $17 million. Included in the charges was a $3 million asset impairment related to the sale of Pure Power Technologies, LLC, a components business focused on air and fuel systems. During 2016, we also concluded that we had triggering events related to certain operating leases. As a result, we recorded $8 million of asset impairment charges in our Truck segment.
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
During 2015, we concluded that we had triggering events related to certain long-lived assets in the Truck segment. As a result, certain long-lived assets were determined to be impaired, resulting in charges of $11 million. During 2015, we also concluded that we had triggering events related to certain operating leases. As a result, we recorded $9 million of asset impairment charges in our Truck segment.
All of these charges are recognized in Asset impairment charges in our Consolidated Statements of Operations.
See Note 12, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.2 billion and $2.1 billion as of October 31, 2017 and 2016, respectively. Included in total assets of our Financial Services operations are finance receivables of $1.8 billion and $1.7 billion as of October 31, 2017 and 2016, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

	As of October 31,
(in millions)	2017	2016
Retail portfolio	$559	$499
Wholesale portfolio	1,246	1,199
Total finance receivables	1,805	1,698
Less: Allowance for doubtful accounts	20	21
Total finance receivables, net	1,785	1,677
Less: Current portion, net(A)	1,565	1,457
Noncurrent portion, net	$220	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2017, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2018	$347	$1,246	$1,593
2019	114	—	114
2020	80	—	80
2021	43	—	43
2022	18	—	18
Thereafter	1	—	1
Gross finance receivables	603	1,246	1,849
Less: Unearned finance income	44	—	44
Total finance receivables	$559	$1,246	$1,805
Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2017 and 2016, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible wholesale finance receivables into the wholesale note owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $797 million and $829 million as of October 31, 2017 and 2016, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $163 million and $108 million as of October 31, 2017 and 2016, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	As of October 31,
(in millions)	2017	2016	2015
Retail notes and finance leases revenue	$41	$38	$48
Wholesale notes interest	102	107	97
Operating lease revenue	68	66	63
Retail and wholesale accounts interest	24	24	33
Gross finance revenues	235	235	241
Less: Intercompany revenues	93	100	96
Finance revenues	$142	$135	$145
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	For the Year Ended October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49
Provision for doubtful accounts, net of recoveries	5	1	2	8
Charge-off of accounts	(7)	—	(1)	(8)
Other(A)	—	—	(1)	(1)
Allowance for doubtful accounts, at end of period	$17	$3	$28	$48

	For the Year Ended October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48
Provision for doubtful accounts, net of recoveries	8	(2)	6	12
Charge-off of accounts	(9)	—	(3)	(12)
Other(A)	(2)	—	3	1
Allowance for doubtful accounts, at end of period	$19	$2	$28	$49

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended October 31, 2015
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$24	$3	$38	$65
Provision for doubtful accounts, net of recoveries	6	1	—	7
Charge-off of accounts	(3)	—	(5)	(8)
Other(A)	(5)	—	(11)	(16)
Allowance for doubtful accounts, at end of period	$22	$4	$22	$48
____________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	October 31, 2017			October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$16	$—	$16	$15	$—	$15
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	7	—	7	8	—	8
Finance receivables on non-accrual status	16	—	16	15	—	15
The average balances of the impaired finance receivables in the retail portfolio were $18 million, for both periods, during the years ended October 31, 2017 and 2016. See Note 12, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	As of October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and less than 30 days past due	$524	$1,244	$1,768
30-90 days past due	21	1	22
Over 90 days past due	14	1	15
Total finance receivables	$559	$1,246	$1,805
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2017	2016
Finished products	$584	$678
Work in process	33	46
Raw materials	240	220
Total inventories, net	$857	$944

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment, Net
The following table presents the components of Property and equipment, net in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2017	2016
Land	$92	$89
Buildings	548	562
Leasehold improvements	27	49
Machinery and equipment	2,057	2,013
Furniture, fixtures, and equipment	426	477
Equipment leased to others	586	525
Construction in progress	64	79
Total property and equipment, at cost	3,800	3,794
Less: Accumulated depreciation and amortization	2,474	2,553
Property and equipment, net	$1,326	$1,241
Certain of our property and equipment serve as collateral for borrowings. See Note 9, Debt, for description of borrowings.
Equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	As of October 31,
(in millions)	2017	2016
Equipment leased to others	$586	$525
Less: Accumulated depreciation	191	193
Equipment leased to others, net	$395	$332

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$61	$61
Less: Accumulated depreciation and amortization	41	38
Assets under financing arrangements and capital lease obligations, net	$20	$23
For the years ended October 31, 2017, 2016, and 2015, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Depreciation expense	$138	$134	$190
Depreciation of equipment leased to others	73	79	76
Amortization expense	3	5	5
Interest capitalized	2	3	1
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2017, 2016, and 2015, commitments for capital expenditures were $27 million, $24 million, and $17 million, respectively. At October 31, 2017, 2016, and 2015, liabilities related to capital expenditures that are included in accounts payable were $48 million, $21 million, and $26 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2027. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2017, 2016, and 2015 was $49 million, $53 million, and $57 million, respectively. Rental income from subleases for the years ended October 31, 2017, 2016, and 2015 was $11 million, $12 million, and $11 million, respectively.
Future minimum lease payments at October 31, 2017, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2018	$10	$45	$55
2019	9	39	48
2020	9	36	45
2021	9	31	40
2022	2	17	19
Thereafter	—	27	27
	39	$195	$234
Less: Interest portion	5
Total	$34
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
7. Goodwill and Other Intangible Assets, Net
For our reporting unit with goodwill, we perform a goodwill impairment test on an annual basis on August 1st, or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As part of our impairment analysis for this reporting unit in the current year, we performed a qualitative assessment.
The following table presents the carrying amount of Goodwill in our Consolidated Balance Sheets for each operating segment:

(in millions)	Truck	Parts	Global Operations	Total
As of October 31, 2014	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2015	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2016	$—	$38	$—	$38
Impairments and currency translation	—	—	—	—
As of October 31, 2017	$—	$38	$—	$38
Our intangible assets that are not subject to amortization as of October 31, 2017 and 2016 includes trademarks in our Brazilian engine reporting unit of $21 million, for both periods. During the third quarter of 2016, we determined that $1 million of the trademark asset carrying value was impaired. For more information, see Note 2, Restructuring and Impairments.
Information regarding our intangible assets that are subject to amortization is as follows:

	As of October 31, 2017
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$73	$117	$190
Accumulated amortization	(69)	(102)	(171)
Net of amortization	$4	$15	$19

	As of October 31, 2016
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$73	$121	$194
Accumulated amortization	(65)	(97)	(162)
Net of amortization	$8	$24	$32

We recorded amortization expense for our finite-lived intangible assets of $12 million, $12 million, and $10 million for the years ended October 31, 2017, 2016, and 2015, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2018	$7
2019	4
2020	2
2021	1
2022	1
Thereafter	4

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

8. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 30% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2017 and 2016.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2017	2016
Assets:
Current assets	$286	$300
Noncurrent assets	179	145
Total assets	$465	$445
Liabilities and equity:
Current liabilities	$257	$251
Noncurrent liabilities	38	44
Total liabilities	295	295
Partners' capital and stockholders' equity:
NIC	56	62
Third parties	114	88
Total partners' capital and stockholders' equity	170	150
Total liabilities and equity	$465	$445
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2017	2016	2015
Net sales	$497	$584	$554
Costs, expenses, and income tax expense	488	571	536
Net income	$9	$13	$18
We recorded sales to certain of these affiliates totaling $5 million, $6 million, and $7 million in 2017, 2016, and 2015, respectively. We also purchased $156 million, $207 million, and $245 million of products and services from certain of these affiliates in 2017, 2016, and 2015, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2017	2016
Receivables due from affiliates	$1	$—
Payables due to affiliates	19	22
As of October 31, 2017 and 2016, our share of net unfunded earnings in non-consolidated affiliates totaled $7 million and $4 million, respectively.
Presented below is summarized information for Magnum Power Products, LLC which is considered a significant non-consolidated affiliate in 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the Year Ended October 31, 2017
(in millions)	(Unaudited)
Net revenue	$115
Net expenses	107
Income before tax expense	8
Net income	8

As of October 31, 2017
(in millions)	(Unaudited)
Current assets	$61
Noncurrent assets	58
Total assets	$119
Current liabilities	$27
Noncurrent liabilities	—
Total liabilities	$27
9. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2017	2016
Manufacturing operations
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $7 and $14, respectively, and unamortized debt issuance costs of $9 and $7, respectively	$1,003	$1,009
8.25% Senior Notes, due 2022, net of unamortized discount of $13 and $15, respectively, and unamortized debt issuance costs of $14 and $12, respectively	1,423	1,173
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $5 and $10, respectively, and unamortized debt issuance costs of $1 at both dates	194	189
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $14 and $24, respectively, and unamortized debt issuance costs of $3 and $4, respectively	394	383
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	130	52
Other	43	70
Total Manufacturing operations debt	3,407	3,096
Less: Current portion	286	71
Net long-term Manufacturing operations debt	$3,121	$3,025

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31,
(in millions)	2017	2016
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $5 and $6, respectively	$849	$753
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023, net of unamortized debt issuance costs of $2 and $3, respectively	616	861
Commercial paper, at variable rates, program matures in 2022	92	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	94	98
Total Financial Services operations debt	1,651	1,808
Less: Current portion	883	836
Net long-term Financial Services operations debt	$768	$972
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
In August 2015, the Amended Term Loan Credit Facility was refinanced with a new Senior Secured Term Loan Credit Facility (“Senior Secured Term Loan Credit Facility”), for $1.0 billion. Under the Senior Secured Term Loan Credit Facility: (i) the maturity date was extended to August 7, 2020, (ii) interest rate margins were increased to 5.50% for Eurodollar rate loans and 4.50% for base rate loans, (iii) the Eurodollar rate “floor” was reduced to 1.00%, (iv) the permitted receivables financing basket was increased from $25 million to $50 million, (v) certain prepayments of the Senior Secured Term Loan Credit Facility made prior to August 7, 2017 will be made subject to a call premium of 1.00%, (vi) certain definitional provisions, including those related to asset dispositions were modified, and (vii) quarterly principal amortization payments of 0.25% of the aggregate principal amount are required, with the balance due at maturity. As a consequence of the Senior Secured Term Loan Credit Facility refinancing, the maturity date of the Amended and Restated Asset-Based Credit Facility (as defined below) was extended from May 18, 2017 to May 18, 2018.
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
We received net proceeds of approximately $250 million from the January 2017 issuance of additional Senior Notes, which included accrued interest of $4 million, offset by underwriter fees of $4 million. The debt issuance costs were recorded as a direct deduction from the carrying amount of the Senior Notes and will be amortized through Interest expense over the remaining life of the Senior Notes. As a result of the transaction, the effective interest rate of the Senior Notes became 8.51%. The proceeds from the January 2017 sale of additional Senior Notes were being used for general corporate purposes, including working capital and capital expenditures.
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
In accounting for the issuance, the 2018 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2018 Convertible Notes. We estimated the fair value of the liability component at $177 million. The equity component of $22 million, net of discount, is recorded in Additional paid-in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in most of the $3 million of debt issue costs recorded as an offset to the 2018 Convertible Notes in Long-term debt and the remainder being recorded as a reduction in Additional paid-in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2018 Convertible Notes.
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
In accounting for the issuance, the 2019 Convertible Notes were separated into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. The excess of the principal amount of the liability component over the carrying amount is treated as debt discount and will be amortized to Interest expense using the effective interest method over the term of the 2019 Convertible Notes. We estimated the fair value of the liability component at $367 million. The equity component of $44 million is recorded in Additional paid-in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs are also allocated between the debt and equity components resulting in $8 million of debt issuance costs recorded as an offset of the 2019 Convertible Notes in Long-term debt and $1 million recorded as a reduction in Additional paid-in capital. The liability component of the debt issuance costs will be amortized to Interest expense over the term of the 2019 Convertible Notes.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of our headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the "Projects"). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by NI. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.50% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As we do not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as we did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As we make qualifying capital expenditures and are reimbursed by the Trust, we report the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2017, none of the $225 million remains to be reimbursed under the Tax Exempt Bonds.
Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by BMO, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2022 with interest rates ranging from 4.52% to 12.52%.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
On July 15, 2015, the Amended and Restated Asset-Based Credit Facility was further amended to: (i) permit the incurrence of up to $353 million of additional term loans and the issuance of up to $200 million of additional senior notes, (ii) increase the permitted receivables financing from $25 million to $50 million, and (iii) modify the cash dominion trigger and certain of the definitional provisions. As a consequence of the Senior Secured Term Loan Credit Facility, the maturity date of the Amended and Restated Asset-Based Credit Facility was extended by one year to May 18, 2018. The amendment had no impact on the aggregate commitment level under the Amended and Restated Asset-Based Credit Facility.
In August 2017, we amended and extended our Amended and Restated Asset-Based Credit Facility which was originally due in May 2018. The 2017 amendment extended the maturity date to August 2022 and reduced the revolving facility from $175 million to $125 million. Our borrowing capacity under the amended facility was previously subject to a $35 million liquidity block and is now subject to a $13 million liquidity block, less outstanding standby letters of credit issued under this facility, and is impacted by inventory levels at certain aftermarket parts inventory locations. As of October 31, 2017, we had no borrowings but did have availability to borrow under the Amended and Restated Asset-Based Credit Facility. Additionally, we maintain capacity under our various debt arrangements to incur incremental debt.
Subsequent Events
6.625% Senior Notes Offering
On November 6, 2017, we issued $1.1 billion aggregate principal amount of 6.625% senior notes due 2025 (“2025 Notes”). Interest is payable on the 2025 Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. In conjunction with the retiring of our 8.25% Senior Notes, we also commenced a cash tender offer (“Tender Offer”), which resulted in the purchase of $1,051 million aggregate principal amount, or 72.50% of the total outstanding 8.25% Senior Notes at a purchase price of $1,003.80 per $1,000 principal amount, plus accrued and unpaid interest. The proceeds from the offering were used to repurchase a portion of our existing Senior Notes under the tender offer, to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 2025 Notes. We expect to record approximately $31 million of charges in the first quarter of fiscal 2018 related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the Senior Notes.
Senior Secured Term Loan Credit Agreement
On November 6, 2017, we signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion (“Term Loan Credit Agreement”), guaranteed by Navistar International Corporation and twelve of its subsidiaries. Under the terms of the amendment, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds from the Term Loan Credit Agreement were used to repay all outstanding loans under our existing Term Loan, to redeem the remaining portion of the outstanding Senior Notes and to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement. The remainder of the proceeds of the term loan credit facility will be used for ongoing working capital purposes and general corporate purposes. We expect to record approximately $16 million of charges in the first quarter of fiscal 2018 related to the extinguishment of unamortized debt issuance costs associated with the Term Loan.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Tax Exempt Bond Amendments
On November 6, 2017 the Company entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority (“Tax Exempt Bond Amendments”) to adjust various covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company’s existing senior secured term loan and the New Term Loan Facility.
Financial Services Operations
Asset-backed Debt
In October 2015, the maximum capacity of the variable funding notes ("VFN") facility was reduced from $500 million to $375 million. In February 2016, the VFN facility was increased from $375 million to $500 million. In November 2016, the maturity date of the VFN facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In May 2017, the VFN facility was extended to May 2018, and the maximum capacity was reduced to $425 million. The VFN facility is secured by assets of the wholesale note owner trust.
In November 2014, Navistar Financial Securities Corporation ("NFSC"), a special purpose, wholly-owned subsidiary of NFC, completed the sale of $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $200 million of investor notes that matured in January 2015. Also in November 2014, the wholesale note owner trust was amended to reduce customer concentration restrictions.
In July 2015, NFSC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust, of which $240 million were sold to initial purchasers. Proceeds were used, in part, to replace the $250 million of investor notes that matured in September 2015.
In October 2016, NFSC issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in October 2016.
In June 2017, NFSC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2017.
Our Mexican financial services affiliate, NFM, issues secured notes, denominated in Mexican pesos, which are secured by retail finance receivables. The aggregate balance of these notes at October 31, 2017, was $67 million, net of issuance costs, and matures at various dates through March 2023.
In May 2014, Truck Retail Accounts Corporation ("TRAC"), a special purpose, wholly-owned subsidiary of NFC, entered into a one-year revolving facility to fund up to $100 million. In May 2015, this facility was renewed to May 2016. In April 2016, this facility was renewed to April 2017. In December 2016, this facility was renewed to October 2017. In May 2017, this facility was renewed to April 2018. Borrowings under this facility are secured by eligible retail accounts receivable.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt were $1.1 billion at both October 31, 2017 and 2016. See Note 3, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.
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
In September 2017, the revolving portion of the bank credit facility was amended and extended to a maturity date of September 2021. The capacity of the facility will be reduced from $275 million to $269 million in June 2018. The borrowings on the revolving portion of the facility totaled $127 million and $239 million as of October 31, 2017 and 2016, respectively. The balance of the term loan portion of the facility was $75 million and $211 million as of October 31, 2017 and 2016, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2017, borrowings outstanding under these arrangements were $414 million, of which 35% is denominated in U.S. dollars and 65% in Mexican pesos. As of October 31, 2016, borrowings outstanding under these arrangements were $411 million, of which 37% is denominated in U.S. dollars and 63% in Mexican pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
In the years ended October 31, 2017, 2016, and 2015, NFC paid cash dividends and returned capital to NI of zero, $220 million, and $125 million, respectively. These payments are subject to the restricted payment covenants set forth in the NFC bank credit facility.
Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to P1.8 billion (the equivalent of approximately $94 million at October 31, 2017). This program replaced the program that matured in December 2016.
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. For the years ended October 31, 2017 and 2016, ITLC issued new borrowings of $31 million and $41 million, respectively. The balance of these secured borrowings issued by ITLC totaled $94 million and $98 million as of October 31, 2017 and 2016, respectively. The carrying amount of assets used as collateral was $117 million and $119 million as of October 31, 2017 and 2016, respectively. ITLC does not have any unsecured debt.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2017, are as follows:

	Manufacturing Operations (A)	Financial Services Operations	Total
(in millions)
2018	$292	$886	$1,178
2019	443	546	989
2020	1,017	61	1,078
2021	41	156	197
2022	1,460	9	1,469
Thereafter	225	—	225
Total debt	3,478	1,658	5,136
Less: Unamortized discount and unamortized debt issuance costs	71	7	78
Net debt	$3,407	$1,651	$5,058
____________________

(A)
Manufacturing Operations excludes the retirement of the Senior Notes and Term Loan and the issuance of the 2025 Notes and the Term Loan Credit Agreement which occurred subsequent to October 31, 2017. After giving effect to these transactions, maturities of long-term debt would be as follows: 2018 - $294 million; 2019 - $448 million; 2020 - $35 million; 2021 - $57 million; 2022 - $26 million; Thereafter - $2.8 billion; In Total - $3.7 billion.

Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes, the loan agreements for the Tax Exempt Bonds, the Senior Secured Term Loan Credit Facility, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2018 Convertible Notes and 2019 Convertible Notes (together, the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which we would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of our assets. As of October 31, 2017, we were in compliance with these covenants.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or NI, before interest expense and income taxes is less than 125% of its interest expense ("fixed charge coverage ratio"), NIC or NI must make payments to NFC to achieve the required ratio. During the years ended October 31, 2017, 2016, and 2015, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2017, we were in compliance with those covenants.
10. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2017	2016	2017	2016
Change in benefit obligations
Benefit obligations at beginning of year	$4,027	$3,979	$1,708	$1,887
Service cost	7	9	5	5
Interest on obligations	107	118	47	58
Actuarial loss (gain)	(18)	225	(183)	(138)
Settlements	(52)	—	—	—
Contractual termination benefits	10	3	4	4
Curtailments and other	(2)	—	(58)	—
Currency translation	17	(7)	—	—
Plan participants' contributions	—	—	36	34
Subsidy receipts	—	—	42	37
Benefits paid	(297)	(300)	(166)	(179)
Benefit obligations at end of year	$3,799	$4,027	$1,435	$1,708
Change in plan assets
Fair value of plan assets at beginning of year	$2,310	$2,422	$333	$369
Actual return on plan assets	256	79	38	3
Settlements	(52)	—	—	—
Currency translation	18	(6)	—	—
Employer contributions	112	100	2	2
Benefits paid	(281)	(285)	(40)	(41)
Fair value of plan assets at end of year	$2,363	$2,310	$333	$333
Funded status at year end	$(1,436)	$(1,717)	$(1,102)	$(1,375)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2017	2016	2017	2016
Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent asset	$16	$6	$—	$—
Current liability	(16)	(17)	(41)	(58)
Noncurrent liability	(1,436)	(1,706)	(1,061)	(1,317)
Net liability recognized	$(1,436)	$(1,717)	$(1,102)	$(1,375)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,183	$2,442	$252	$472
Net prior service benefit	—	—	—	—
Net amount recognized	$2,183	$2,442	$252	$472
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.8 billion and $4 billion for October 31, 2017 and 2016, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit at October 31, 2017 is net of $503 million of deferred taxes related to our postretirement benefit plans.
Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	As of October 31,
(in millions)	2017	2016
Projected benefit obligations	$3,487	$3,946
Accumulated benefit obligations	3,471	3,934
Fair value of plan assets	2,035	2,224
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2017, we have met all regulatory funding requirements. In 2017, we contributed $112 million to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $134 million to our pension plans during 2018.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. In 2017, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $1 million to our OPEB plans during 2018.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $16 million and $15 million for October 31, 2017 and 2016, respectively, are included within the amount of Benefits paid in the Change in benefit obligation section above, but are not included in the Change in plan assets section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under Change in benefit obligation and Change in plan assets of $48 million and $66 million for 2017 and 2016, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss
The components of our postretirement benefits expense included in our Consolidated Statements of Operations consist of the following:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Pension expense	$121	$82	$69
Health and life insurance expense	(3)	71	81
Total postretirement benefits expense	$118	$153	$150
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	For the Years Ended October 31,
	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2017	2016	2015	2017	2016	2015
Service cost for benefits earned during the period	$7	$9	$13	$5	$5	$6
Interest on obligation	107	118	142	47	58	71
Amortization of cumulative loss	116	104	97	22	31	39
Amortization of prior service cost (benefit)	—	—	1	—	(1)	(4)
Settlements	23	—	—	—	—	—
Contractual termination benefits	10	3	(1)	4	4	(1)
Curtailments and other	—	—	—	(58)	—	—
Premiums on pension insurance	15	15	11	—	—	—
Expected return on assets	(157)	(167)	(194)	(23)	(26)	(30)
Net periodic benefit expense	$121	$82	$69	$(3)	$71	$81
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$(116)	$313	$312	$(197)	$(115)	$(7)
Amortization of cumulative loss	(116)	(104)	(97)	(22)	(31)	(39)
Amortization of prior service benefit (cost)	—	—	(1)	—	1	4
Settlements	(23)	—	—	—	—	—
Curtailments	(2)	—	—	—	—	—
Currency translation	—	(1)	—	—	—	—
Total recognized in other comprehensive loss (income)	$(257)	$208	$214	$(219)	$(145)	$(42)
Total net postretirement benefits (income) expense and other comprehensive loss (income)	$(136)	$290	$283	$(222)	$(74)	$39

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In the third quarter of 2017, we committed to a plan to cease engine production at our Melrose Park Facility in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized $9 million of pension and $4 million of OPEB contractual termination benefits charges and $10 million of OPEB curtailment charges. These charges were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 2, Restructurings and impairments for further discussion. A pension curtailment gain of $2 million and net actuarial gains of $91 million resulting from pension and OPEB remeasurements in connection with our Melrose Park Facility announcement were recognized as a component of Accumulated other comprehensive loss in the third quarter of 2017.

Also, during 2017, in accordance with the intraperiod tax allocation rules, we recorded a net benefit of $28 million related to domestic continuing operations in Income tax expense in our Consolidated Statements of Operations, and an offsetting reduction in other comprehensive income due to the remeasurement of certain pension and OPEB plans.
The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$—
Amortization of cumulative losses	106	9
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2017 and 2016 were:

	Pension Benefits		Health and Life Insurance Benefits
	2017	2016	2017	2016
Discount rate used to determine present value of benefit obligation at end of year	3.5%	3.5%	3.6%	3.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2017, 2016, and 2015 were:

	Pension Benefits			Health and Life Insurance Benefits
	2017	2016	2015	2017	2016	2015
Discount rate used to determine service cost	3.9%	4.5%	3.7%	4.0%	4.6%	3.7%
Discount rate used to determine interest cost	2.8%	3.1%	3.7%	2.9%	3.3%	3.7%
Expected long-term rate of return on plan assets	7.2%	7.5%	7.8%	7.5%	7.5%	7.8%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 32,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 93% of our other postretirement benefit obligation, is projected to be 7.1% in 2018 and was estimated as 9.0% for 2017. Our projections assume that the rate will decrease to 5% by the year 2022 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$8	$(6)
Effect on postretirement benefit obligation	196	(163)
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

Pension Assets
The fair value of the pension plan assets by category is summarized below:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2017					As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$86	$—	$—	$—	$86	$76	$—	$—	$—	$76
Equity
U.S. Large Cap	—	—	—	—	—	—	—	—	—	—
U.S. Small-Mid Cap	—	—	—	—	—	—	—	—	—	—
Canadian	—	—	—	—	—	—	—	—	—	—
International	—	—	—	—	—	—	—	—	—	—
Emerging Markets	—	—	—	—	—	—	—	—	—	—
Equity derivative	—	—	—	—	—	—	—	—	—	—
Fixed Income
Corporate and Government Bonds	—	—	—	—	—	—	—	—	—	—
Government Bonds	—	—	—	—	—	—	—	—		—
Asset Backed Securities	—	—	—	—	—	—	—	—	—	—
Collective Trusts and Other
U.S. Equity	316	—	—	—	316	294	—	—	—	294
Canadian Equity	19	—	—	—	19	29	—	—	—	29
International Equity	327	—	—	—	327	291	—	—	—	291
Global Equity	235	—	—	—	235	227	—	—	—	227
Fixed Income - Long Duration Credit	—	508	—	—	508	—	530	—	—	530
Fixed Income - Long Duration Government	—	20	—	—	20	—	—	—	—	—
Fixed Income - High Yield	—	214	—	—	214	—	204	—	—	204
Fixed Income - Canadian Bond	—	213	—	—	213	—	203	—	—	203
Global Real Estate	—	144	—	—	144	—	141	—	—	141
Global Infrastructure	—	—	—	10	10	—	—	—	14	14
Common and Preferred Stock	—	—	—	—	—	—	—	—	—	—
Commodities	—	—	—	—	—	—	—	—	—	—
Hedge Fund of Funds	—	—	—	210	210	—	—	—	230	230
Private Equity	—	—	—	43	43	—	—	—	57	57
Exchange Traded Funds	—	—	—	—	—	—	—	—	—	—
Mutual Funds	—	—	—	—	—	—	—	—	—	—
Real Estate	—	—	1	—	1	—	—	1	—	1
Total(A)	$983	$1,099	$1	$263	$2,346	$917	$1,078	$1	$301	$2,297
___________________

(A)
In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2017 and 2016, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
The fair value of other postretirement benefit plan assets by category is summarized below:

	As of October 31, 2017					As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$6	$—	$—	$—	$6	$19	$—	$—	$—	$19
Equity
U.S. Large Cap	—	—	—	—	—	—	—	—	—	—
U.S. Small-Mid Cap	—	—	—	—	—	—	—	—	—	—
International	—	—	—	—	—	—	—	—	—	—
Emerging Markets	—	—	—	—	—	—	—	—	—	—
Fixed Income
Corporate and Government Bonds	—	62	—	—	62	—	80	—	—	80
Government Bonds	—	8	—	—	8	—	—	—	—	—
Asset Backed Securities	—	—	—	—	—	—	—	—	—	—
Collective Trusts and Other
U.S. Equity	71	—	—	—	71	66	—	—	—	66
International Equity	74	—	—	—	74	71	—	—	—	71
Fixed Income - Multi-Asset Credit	—	29	—	—	29	—	41	—	—	41
Real Estate (REITs)	—	—	—	24	24	—	—	—	—	—
Mutual Fund	9	—	—	—	9	—	—	—	—	—
Hedge Fund of Funds	—	—	—	39	39	—	—	—	42	42
Private Equity	—	—	—	11	11	—	—	—	14	14
Total	$160	$99	$—	$74	$333	$156	$121	$—	$56	$333
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2018 through 2022 and the five years ending October 31, 2027 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2018	$293	$86
2019	286	82
2020	281	90
2021	273	94
2022	266	96
2023 through 2027	1,219	481
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $29 million in 2017, 2016 and 2015.
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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 13, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Income Taxes
The following table presents the domestic and foreign components of Income (loss) from continuing operations before income taxes in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Domestic	$(74)	$(95)	$(215)
Foreign	138	63	112
Income (loss) from continuing operations before income taxes	$64	$(32)	$(103)
The following table presents the components of Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Current:
Federal	$4	$(1)	$(2)
State and local	10	(4)	(1)
Foreign	(30)	(36)	(64)
Total current expense	$(16)	$(41)	$(67)
Deferred:
Federal	19	13	2
State and local	4	(1)	—
Foreign	(17)	(4)	14
Total deferred benefit	$6	$8	$16
Total income tax expense	$(10)	$(33)	$(51)
The following table presents a reconciliation of statutory federal income tax benefit (expense) recorded in Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Federal income tax benefit at the statutory rate of 35%	$(22)	$11	$36
State income taxes, net of federal benefit	(3)	(3)	—
Credits and incentives	8	3	4
Adjustments to valuation allowances	(57)	(132)	(41)
Foreign operations	4	53	(48)
Unremitted foreign earnings	—	37	(31)
Adjustments to uncertain tax positions	15	(10)	(1)
Intraperiod tax allocation offset to equity components	28	—	—
Non-controlling interest adjustment	9	11	11
Other	8	(3)	19
Recorded income tax expense	$(10)	$(33)	$(51)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In that situation, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocations do not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category of income. During 2017, we recorded a $28 million intraperiod allocation benefit in domestic continuing operations associated with certain post retirement plan remeasurement gains.
For the year ended October 31, 2017 and 2016, we incurred additional losses in the U.S. and certain foreign jurisdictions and recognized income tax expense of $57 million and $132 million, respectively, for the increase in the valuation allowance on our deferred tax assets generated during the period.
At October 31, 2017, undistributed earnings of foreign subsidiaries were $551 million. Income taxes have not been provided on foreign undistributed earnings because they are either considered to be permanently invested in foreign subsidiaries or are expected to be repatriated without incremental U.S. tax. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for foreign earnings deemed to be permanently reinvested.
The following table presents the components of the deferred tax asset (liability):

	As of October 31,
(in millions)	2017	2016
Deferred tax assets attributable to:
Employee benefits liabilities	$1,073	$1,274
Net operating loss ("NOL") carryforwards	1,383	1,324
Product liability and warranty accruals	290	362
Research and development	209	172
Tax credit carryforwards	262	262
Other	277	232
Gross deferred tax assets	3,494	3,626
Less: Valuation allowances	3,326	3,434
Net deferred tax assets	$168	$192
Deferred tax liabilities attributable to:
Other	$(39)	$(31)
Total deferred tax liabilities	$(39)	$(31)
At October 31, 2017, deferred tax assets attributable to NOL carryforwards include $988 million attributable to U.S. federal NOL carryforwards, $152 million attributable to state NOL carryforwards, and $243 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2018 to 2037. Approximately one fourth of our foreign net operating losses will expire, beginning in 2029, while the majority of the remaining balance has no expiration date.
There are $63 million of NOL carryforwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits are allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2019 to 2037. AMT credits can be carried forward indefinitely.
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
For the year ended October 31, 2017, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We incurred additional domestic losses from continuing operations for the years ended October 31, 2017, 2016, and 2015, resulting in objective negative evidence of cumulative losses that outweighs the subjective positive evidence. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets as of October 31, 2017.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowances on the majority of our U.S. deferred tax assets as well as certain foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realized based on current forecasted results. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
The total deferred tax asset valuation allowances were $3.3 billion and $3.4 billion at October 31, 2017 and 2016, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2017, the amount of liability for uncertain tax positions was $34 million. The liability at October 31, 2017 has a recorded offsetting tax benefit associated with various issues that total $14 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions are summarized as follows:

(in millions)	For the Year Ended October 31, 2017
Liability for uncertain tax positions at November 1	$50
Decrease as a result of positions taken in prior periods	(15)
Settlements	(1)
Liability for uncertain tax positions at October 31	$34
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $6 million, income tax expense of less than $1 million, and $1 million for the years ended October 31, 2017, 2016, and 2015, respectively. The total interest and penalties accrued were $4 million and $8 million for the years ended October 31, 2017 and 2016, respectively.
We released $14 million of uncertain tax positions based on administrative practice and precedents of relevant tax authorities in 2017.
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—Cash equivalents are highly liquid investments with an original maturity of 90 days or less which may include U.S. government and federal agency securities, commercial paper, and other highly liquid investments. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and may include investments in U.S. government and federal agency securities, commercial paper and other investments with an original maturity greater than 90 days. We use quoted prices from active markets to determine fair value.
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
Guarantees—We provide certain guarantees of payments and residual values, to which losses are generally capped, to specific counterparties. The fair value of these guarantees includes a contingent component and a non-contingent component that are based upon internally developed models using unobservable inputs. We classify these liabilities within Level 3. For more information regarding guarantees, see Note 13, Commitments and Contingencies.
Impaired Finance Receivables and Impaired Assets Under Operating Leases—Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 4, Allowance for Doubtful Accounts, and for more information regarding impaired assets under operating leases, see Note 2, Restructuring and Impairments.
Impaired Property, Plant and Equipment—We measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. For more information regarding the impairment of property, plant and equipment, see Note 2, Restructuring and Impairments.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of October 31, 2017				As of October 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities(A)	$370	$—	$—	$370	$39	$—	$—	$39
Other(A)	—	—	—	—	7	—	—	7
Derivative financial instruments:
Commodity forward contracts(B)	—	3	—	3	—	2	—	2
Foreign currency contracts(B)	—	3	—	3	—	—	—	—
Interest rate caps(C)	—	1	—	1	—	1	—	1
Total assets	$370	$7	$—	$377	$46	$3	$—	$49
Liabilities
Derivative financial instruments:
Commodity forward contracts(D)	$—	$1	$—	$1	$—	$—	$—	$—
Foreign currency contracts(D)	—	1	—	1	—	—	—	—
Guarantees	—	—	21	21	—	—	23	23
Total liabilities	$—	$2	$21	$23	$—	$—	$23	$23
_________________________

(A)
Adjustments have been made to reclassify amounts within Other and U.S. government and federal agency securities in order to conform to the 2017 presentation. The reclassification did not impact our Consolidated Balance Sheets.

(B)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(C)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(D)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2017	October 31, 2016
Guarantees, at beginning of period	$(23)	$(10)
Transfers out of Level 3	—	—
Issuances	(2)	(17)
Settlements	4	4
Guarantees, at end of period	$(21)	$(23)
Change in unrealized gains on assets (liabilities) still held	$—	$—
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2017	October 31, 2016
Level 2 financial instruments
Carrying value of impaired finance receivables (A)	$16	$15
Specific loss reserve	(7)	(8)
Fair value	$9	$7
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$161
Notes receivable	—	—	—	—	—
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,019	1,019	1,003
8.25% Senior Notes, due 2022	1,450	—	—	1,450	1,423
4.50% Senior Subordinated Convertible Notes, due 2018(A)	208	—	—	208	194
4.75% Senior Subordinated Convertible Notes, due 2019(A)	446	—	—	446	394
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	243	—	243	220
Financed lease obligations	—	—	130	130	130
Other	—	—	23	23	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	851	851	849
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	592	592	616
Commercial paper, at variable rates, program matures in 2022	92	—	—	92	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	—	—	94	94	94

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2016
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$151
Notes receivable	—	—	1	1	3
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,037	1,037	1,009
8.25% Senior Notes, due 2022	1,180	—	—	1,180	1,173
4.50% Senior Subordinated Convertible Notes, due 2018(A)	190	—	—	190	189
4.75% Senior Subordinated Convertible Notes, due 2019(A)	381	—	—	381	383
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	233	—	233	220
Financed lease obligations	—	—	52	52	52
Other	—	—	43	43	65
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	754	754	753
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	851	851	861
Commercial paper, at variable rates, program matures in 2022	96	—	—	96	96
Borrowings secured by operating and finance leases, at various rates, due serially through 2022	—	—	98	98	98
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity. As of October 31, 2017 and 2016, the estimated fair value is derived from quoted prices in active markets which include the equity feature. Adjustments have been made to the classification of these instruments for the prior year in order to conform to the 2017 presentation.

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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at October 31, 2017 and 2016, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion at both October 31, 2017 and 2016. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $116 million and $48 million and financed lease obligations of $129 million and $51 million, in our Consolidated Balance Sheets as of October 31, 2017 and 2016, respectively.

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
We have certain stand-by letters of credit and surety bonds issued on our behalf by third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2017, the amount of stand-by letters of credit and surety bonds issued was $90 million.
In addition, as of October 31, 2017, we have entered into various purchase commitments of $26 million and contracts that have cancellation fees of $34 million with various expiration dates through 2024.
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
In addition, other sites formerly owned by us or where we are currently operating have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $19 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2017. The majority of these accrued liabilities are expected to be paid subsequent to 2018.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint was barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. The motion for summary judgment is pending before the court.
On April 6, 2017, a motion was filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The motion was filed by the current "Other Member" of the Health Benefit Program Committee ("HBPC"). The HBPC is provided for in the 1993 Settlement Agreement and the HBPC currently consists of the Other Member, three members appointed by the Company ("Company Members"), and two members appointed by the UAW. NI and the Company Members are named as defendants in the motion. The motion alleges that NI and the Company Members impermissibly interfered with the Other Member's ability to discharge his rights and duties relating to eligibility for Plan benefits for an unknown number of non-represented employees and retirees. He requests the court (a) find that all prior Plan eligibility determinations made by NI and the HBPC are invalid to the extent they were not based on eligibility criteria in a plan which pre-dated the Plan; and (b) find all employees or retirees who were improperly denied Plan benefits based on the application of incorrect eligibility criteria, to retroactively enroll them in the Plan, and to reimburse those retirees for costs they incurred as a result of the prior improper determinations of Plan eligibility. He estimates 1,000 non-represented employees or retirees were wrongfully denied Plan benefits. He also requests the court direct him to oversee NI's compliance with the requested relief order. The defendants filed their response to the motion on May 11, 2017 and the Other Member filed his reply on May 17, 2017. The court overruled the Other Member's motion on October 20, 2017.
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
The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at October 31, 2017), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing. IIAA disputes the allegations in the notice and intends to vigorously defend itself. In August 2017, IIAA presented a motion to the District Attorney to set forth its defenses and correct inaccuracies in the notice. In September 2017, the District Attorney informed IIAA that it intended to present a Consent Agreement to all of the companies that sent waste to Natureza. IIAA then filed a motion requesting that the District Attorney consider certain facts and circumstances before the District Attorney presented such Consent Agreement. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at October 31, 2017). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90 day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to the suspension on June 30, 2017. Settlement discussions between IIAA and the District Attorney have since resumed; however, there are no current demands or offers outstanding.
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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. On November 2, 2017, NIC, NI, Navistar Canada Inc. and Harbour International Trucks filed a notice of appeal.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. The class authorization hearing in Quebec has not been scheduled. On November 10, 2017, we informed the court that we intend to present a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was filed on November 23, 2017 and was granted on December 7, 2017.
In the Manitoba putative class action lawsuit captioned Vern Brown v. Navistar International Corporation and Navistar Canada, Inc., a case management conference was held on November 17, 2017. Following the conference, the Manitoba court entered an order setting a due date of May 31, 2018, for our application to stay the Manitoba proceedings pending resolution of the N&C Action appeal.  The court also set a schedule for briefing on certification, with a certification hearing to take place the last week of January 2019.  There are no authorization hearings scheduled in any of the other Canadian Actions at this time.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately 20 such actions are currently pending.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extended the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' schedule set forth in the case management order jointly filed on January 25, 2017. In September 2017, the plaintiffs filed a motion to further extend the case deadlines. On October 5, 2017, Judge Gottschall entered an Agreed Order Extending the Discovery Cutoff ordering that fact discovery relevant to class certification be completed by March 13, 2018 and that the class certification briefing be completed by July 31, 2018.
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Class Action Complaint (“Proposed Second Amended Consolidated Complaint”), as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. According to the plaintiffs, the Proposed Second Amended Consolidated Complaint “streamlines” the case by removing non-Class 8 trucks and 15 Liter engines from the class definition and substitutes six new putative class representatives. NI and NIC’s responses to the Proposed Second Amended Consolidated Complaint and the Motion for Voluntary Dismissal of Claims without Prejudice were filed November 17, 2017 and the plaintiffs’ responses were filed on December 1, 2017.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages. The hearing on these motions was held on December 1, 2017 and the court denied our motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.36 million in fees and costs. The Company intends to challenge the verdict in the Tennessee appellate court. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations. Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Discovery in the matter is proceeding in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's Minute Order entered on July 12, 2017, the Phase I liability fact discovery was completed by November 9, 2017. After completion of the liability phase, the court will set further dates for a remedy phase.
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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of October 31, 2017), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$39 million as of October 31, 2017) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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
On June 3, 2017, IIAA and Navitrucks filed an application to clarify certain interpretations of the Initial Award and to correct clerical errors in the Initial Award. IIAA also requested an award to (a) set the undisputable amount of the Initial Award, and (2) order Navitrucks to promptly pay such amount. On June 8, 2017, the arbitral tribunal invited IIAA and Navitrucks to present their respective comments on each other’s applications on or before June 27, 2017. On June 3, 2017 and June 27, 2017, IIAA and Navitrucks, respectively, filed their comments. On September 29, 2017, the arbitral tribunal issued a decision on the applications filed by both parties in which it rejected all of the requests made in the applications of both parties. On October 31, 2017, the arbitral tribunal issued a decision relating to the calculation phase in which the actual monetary amount of the damages owed by each party to the other will be definitively determined.
The arbitral tribunal set the timeline for the production of the technical evidence to be used in the calculation phase. Specifically, the arbitral tribunal ruled that the parties must (i) designate and identify their experts and the issues which such experts will address by December 8, 2017; (ii) present a summary of Navitrucks' debts on December 22, 2017 according to the previous calculation and to the award issued on April 20, 2017; and (iii) present their replies to the counterparties petitions on January 19, 2018. The calculation phase is estimated to be one year or longer in duration.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In addition, another truck dealer and two truck fleet owners in Brazil have separate adversarial proceedings pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.
Other
U.S. Department of Defense Matter
In the third quarter of 2016, ND received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from the DOD IG and the United States Department of Justice ("DOJ"), to discuss the matter.
Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Auditing Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. ND and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages. On December 8, 2017, the parties agreed to the possibility of pursuing mediation.
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its parts to the government for the period from January 1, 2006 through December 31, 2013. At this time, we are unable to predict the outcome of this matter, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

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

•
The Financial Services segment finances certain sales to our dealers in North America, which include an interest-free period that varies in length that is subsidized by our Truck and Parts segments. Additionally, the Financial Services segment reports intersegment revenues from secured loans to the Manufacturing operations. Certain retail sales financed by the Financial Services segment, primarily NFC, require the Manufacturing operations, primarily the Truck segment, to share a portion of any credit losses.

•
We allocate "access fees" to the Parts segment from the Truck segment for certain engineering and product development costs, depreciation expense, and SG&A expenses incurred by the Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2017
External sales and revenues, net	$5,770	$2,369	$279	$142	$10	$8,570
Intersegment sales and revenues	39	23	30	93	(185)	—
Total sales and revenues, net	$5,809	$2,392	$309	$235	$(175)	$8,570
Income (loss) from continuing operations attributable to NIC, net of tax	$(6)	$616	$(7)	$77	$(651)	$29
Income tax expense	—	—	—	—	(10)	(10)
Segment profit (loss)	$(6)	$616	$(7)	$77	$(641)	$39
Depreciation and amortization	$137	$11	$13	$51	$11	$223
Interest expense	—	—	—	86	265	351
Equity in income (loss) of non-consolidated affiliates	4	3	(1)	—	—	6
Capital expenditures(B)	82	2	5	1	12	102

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2016
External sales and revenues, net	$5,271	$2,398	$296	$135	$10	$8,110
Intersegment sales and revenues	132	29	45	100	(305)	1
Total sales and revenues, net	$5,403	$2,427	$341	$235	$(295)	$8,111
Income (loss) from continuing operations attributable to NIC, net of tax	$(189)	$640	$(21)	$100	$(627)	$(97)
Income tax expense	—	—	—	—	(33)	(33)
Segment profit (loss)	$(189)	$640	$(21)	$100	$(594)	$(64)
Depreciation and amortization	$129	$13	$18	$50	$15	$225
Interest expense	—	—	—	80	247	327
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	97	2	4	2	11	116

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2015
External sales and revenues, net	$7,055	$2,475	$455	$145	$10	$10,140
Intersegment sales and revenues	158	38	51	96	(343)	—
Total sales and revenues, net	$7,213	$2,513	$506	$241	$(333)	$10,140
Income (loss) from continuing operations attributable to NIC, net of tax	$(141)	$592	$(67)	$98	$(669)	$(187)
Income tax expense	—	—	—	—	(51)	(51)
Segment profit (loss)	$(141)	$592	$(67)	$98	$(618)	$(136)
Depreciation and amortization	$173	$14	$23	$51	$20	$281
Interest expense	—	—	—	74	233	307
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	92	3	4	4	12	115

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2017	$1,621	$632	$378	$2,207	$1,297	$6,135
October 31, 2016	1,520	594	407	2,116	1,016	5,653
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $165 million, $167 million, and $175 million for the years ended October 31, 2017, 2016, and 2015, respectively.

(B)	Exclusive of purchases of equipment leased to others and liabilities related to capital expenditures.
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2017, 2016 and 2015.
Sales and revenues to external customers classified by significant products and services were as follows:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Sales and revenues:
Trucks	$5,706	$5,176	$6,845
Parts	2,177	2,216	2,399
Engine	545	583	751
Financial Services	142	136	145

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information concerning principal geographic areas is presented as follows:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Sales and revenues:
United States	$6,344	$6,186	$7,699
Canada	708	604	774
Mexico	708	575	653
Brazil	237	240	383
Other	573	506	631

	As of October 31,
(in millions)	2017	2016
Long-lived assets:(A)
United States	$1,068	$999
Canada	11	20
Mexico	226	202
Brazil	90	103
Other	9	8
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.
15. Stockholders' Deficit
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
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2017 and 2016, there was one share of Series B Preference stock with a par value of $1.00 per share authorized and outstanding.
At both October 31, 2017 and 2016, there were 70,182 shares of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Common Stock
Changes in shares of common stock and treasury stock were as follows:

(in millions)	Common Stock	Treasury Stock	Shares Outstanding
Balance as of October 31, 2014	86.8	5.4	81.4
Shares issued	—	(0.1)	0.1
Shares acquired	—	—	—
Balance as of October 31, 2015	86.8	5.3	81.5
Shares issued	—	(0.1)	0.1
Shares acquired	—	—	—
Balance as of October 31, 2016	86.8	5.2	81.6
Shares issued	16.3	(0.7)	17.0
Shares acquired	—	0.1	(0.1)
Balance as of October 31, 2017	103.1	4.6	98.5
On February 28, 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to the Stock Purchase Agreement, the License and Supply Framework Agreement and the Procurement JV Framework Agreement. Pursuant to the VW T&B Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million of our shares for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a fully-diluted basis) in the Company).
Additional Paid in Capital
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
In accounting for the issuance of the 2019 Convertible Notes, the debt component and equity component were separated, resulting in the debt component being recorded at its estimated fair value without consideration given to the conversion feature. We estimated the fair value of the liability component at $367 million. The resulting equity component of $44 million was recorded in Additional paid in capital and will not be remeasured as long as it continues to meet the conditions for equity classification. Issuance costs were also allocated between debt and equity components with $1 million being recorded as a reduction in Additional paid in capital.
For more information on our 2018 Convertible Notes and 2019 Convertible Notes, see Note 9, Debt.
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Shareholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive income (loss) before reclassifications(A)	(1)	(3)	279	275
Amounts reclassified out of accumulated other comprehensive loss	—	—	154	154
Net current-period other comprehensive income (loss)	(1)	(3)	433	429
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)
_________________________

(A)	Other comprehensive income before reclassifications for Defined Benefit Plans includes a $28 million intraperiod tax allocation and $8 million of deferred tax assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	7	(177)	(170)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive income (loss)	—	7	(46)	(39)
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2014	$1	$(127)	$(2,137)	$(2,263)
Other comprehensive loss before reclassifications	—	(160)	(309)	(469)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive loss	—	(160)	(178)	(338)
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		For the Years Ended October 31,
	Location in Consolidated Statements of Operations	2017	2016	2015
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$(1)	$(4)
Amortization of actuarial loss	Selling, general and administrative expenses	138	133	136
Settlements	Restructuring	23	—	—
	Total before tax	161	132	132
	Income tax expense	(7)	(1)	(1)
Total reclassifications for the period, net of tax		$154	$131	$131
Dividend Restrictions
Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.
Certain debt instruments, including our Senior Notes indenture, our Loan Agreement with regard to the Tax Exempt Bonds, our Amended Term Loan Credit Facility, contain terms that include various financial covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
16. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share for continuing operations, discontinued operations, and net income (loss), all attributable to NIC in our Consolidated Statements of Operations:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	For the Years Ended October 31,
(in millions, except per share data)	2017	2016	2015
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$29	$(97)	$(187)
Income from discontinued operations, net of tax	1	—	3
Net income (loss)	$30	$(97)	$(184)

Denominator:
Weighted average shares outstanding:
Basic	93.0	81.7	81.6
Effect of dilutive securities	0.5	—	—
Diluted	93.5	81.7	81.6

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$0.31	$(1.19)	$(2.29)
Discontinued operations	0.01	—	0.04
Net income (loss)	$0.32	$(1.19)	$(2.25)
Diluted:
Continuing operations	$0.31	$(1.19)	$(2.29)
Discontinued operations	0.01	—	0.04
Net income (loss)	$0.32	$(1.19)	$(2.25)
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
The conversion rate on our 4.75% Senior Subordinated Convertible Notes due 2019 (the "2019 Convertible Notes") is 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes have an anti-dilutive effect when calculating diluted earnings per share when our average stock price is less than $54.07.
For more information on our 2018 Convertible Notes and 2019 Convertible Notes, see Note 9, Debt.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the years ended October 31, 2016 and 2015, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2017, 2016, and 2015, the aggregate shares not included were 13.9 million, 15.0 million, and 15.7 million, respectively.
In February 2017, we consummated our previously announced strategic alliance with VW T&B, which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement.
Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis)) in the Company, excluding stock issuance costs.
For the years ended October 31, 2017, 2016, and 2015, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

17. Stock-based Compensation Plans
2013 Performance Incentive Plan
The 2013 Performance Incentive Plan ("2013 PIP") was approved by the Board of Directors on December 11, 2012 and subsequently approved by the stockholders on February 19, 2013. The plan was amended on February 11, 2015. The 2013 PIP provides for the grant of annual cash incentive awards to all employees (including the Company’s executive officers), and stock options, restricted stock or stock unit awards, stock appreciation rights and other stock-based awards to all employees (including the Company’s executive officers), any consultants of the Company and its subsidiaries, and all non-employee directors serving on the Company’s Board of Directors. The awards granted under the 2013 PIP are established by our Board of Directors or a committee thereof at the time of issuance.
The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, or under the Company’s 2004 Performance Incentive Plan, (collectively, the "Existing Plans"), that is canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2017, 2,344,455 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the "Ownership Program") and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program, as amended from time to time. In general, under the Ownership Program in existence through November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increase stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modify retention requirements for Company granted equity until ownership requirements are met; (iii) add a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminate the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminate the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 2,365 DSUs outstanding as of October 31, 2017. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 29,712 PSUs outstanding as of October 31, 2017 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. PSUs and DSUs awarded between February 19, 2013 and October 31, 2013 were issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2017, 50,609 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors are issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective February 11, 2015 on a going forward basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The following table summarizes stock options activity:

	For the Years Ended October 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	2,835	$38.89	2,886	$39.33	3,657	$39.46
Granted	301	27.88	35	10.60	40	37.03
Exercised	(325)	30.25	—	—	(44)	25.68
Forfeited/expired	(403)	38.13	(86)	42.30	(767)	40.60
Options outstanding, at end of year	2,408	38.81	2,835	38.89	2,886	39.33
Options exercisable, at end of year	2,073	40.72	2,695	39.29	2,407	40.27
The following table summarizes information about stock options outstanding:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	927	4.5	$27.70	$13.6
$ 31.20 - $ 39.32	841	1.5	37.09	4.6
$ 39.33 - $ 68.65	640	0.5	57.16	—
Options Outstanding	2,408
The following table summarizes information about stock options exercisable:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	603	2.1	$28.27	$8.5
$ 31.20 - $ 39.32	830	1.5	37.09	4.5
$ 39.33 - $ 68.65	640	0.5	57.16	—
Options Exercisable	2,073

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average grant date fair value of options granted during the years ended October 31, 2017, 2016, and 2015 was $13.61, $5.15, and $13.70, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2017, 2016, and 2015 was $2.6 million, zero, and $0.2 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	For the Years Ended October 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.7%	1.6%
Expected volatility	55.2%	56.8%	40.2%
Expected life (in years)	5	4.8	4.9
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
The following table summarizes restricted stock activity:

	For the Years Ended October 31,
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	—	$—	41	$24.13
Granted	5	24.62	5	12.52	2	29.50
Vested	(5)	24.62	(5)	12.52	(43)	24.38
Nonvested, at end of year	—	—	—	—	—	—
The aggregate grant date fair value of restricted stock vested during the year ended October 31, 2017 was $0.1 million, compared to $0.1 million and $1.1 million during the years ended October 31, 2016 and 2015, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize RSUs activity for the years ended October 31:

	Share-Settled RSUs
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	613	$8.74	69	$28.60	188	$28.75
Granted	210	27.28	624	8.76	—	—
Vested	(204)	8.74	(66)	28.66	(114)	28.91
Forfeited	—	—	(14)	13.07	(5)	27.24
Nonvested, at end of year	619	15.04	613	8.74	69	28.60

	Cash-Settled RSUs
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	817	$13.95	498	$29.96	469	$33.00
Granted	258	27.48	650	7.26	280	27.67
Vested	(456)	15.92	(231)	26.06	(190)	33.82
Forfeited	(32)	20.17	(100)	22.19	(61)	30.75
Nonvested, at end of year	587	18.02	817	13.95	498	29.96
The aggregate grant date fair value of RSUs vested during the years ended October 31, 2017, 2016, and 2015 was $9 million, $8 million, and $10 million, respectively.
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
The following table summarizes the performance-based stock options subject to service and performance conditions activity:

	For the Years Ended October 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	973	$30.47	1,409	$31.64	941	$35.41
Granted	—	—	—	—	729	27.61
Forfeited	(374)	35.09	(436)	34.22	(261)	33.99
Options outstanding, at end of year	599	27.59	973	30.47	1,409	31.64

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

There were no performance-based stock options subject to service and performance conditions exercisable during the years ended October 31, 2017, 2016, and 2015.
The weighted average grant date fair value of the performance-based stock options subject to service and performance conditions granted during the year ended October 31, 2015 was $10.53. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

For the Year Ended October 31,
2015
Risk-free interest rate	1.4%
Expected volatility	42.9%
Expected life (in years)	4.7
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
The following table summarizes the performance-based stock options subject to service and market conditions activity:

	For the Years Ended October 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	567	$27.24	615	$27.24	670	$27.24
Exercised	(130)	27.24	—	—	—	—
Forfeited	(6)	27.24	(48)	27.24	(55)	27.24
Options outstanding, at end of year	431	27.24	567	27.24	615	27.24
Options exercisable, at end of year	431	27.24	567	27.24	—	—
The total intrinsic value of stock options exercised during the year ended October 31, 2017 was $1.5 million.
Performance-based Stock Units
Performance-based stock units ("PUs") represent the right to receive one share of common stock ("share-settled PUs") or cash equal to the value of one share of common stock ("cash-settled PUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market, and performance conditions. Share and cash-settled PUs subject to service and performance conditions are valued based on the fair value of the common stock at grant date and vest either at the end of the performance period or cliff-vest at the end of a three-year period, if performance measures are met. Cash-settled PUs subject to service and market conditions are valued using a Monte Carlo simulation and cliff-vest at the end of a three-year period, if performance measures are met. Cash-settled PUs are classified as liabilities and are remeasured at each reporting date until settlement.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize PUs activity for the years ended October 31:

	Share-Settled PUs subject to Service and Performance Conditions
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	244	$28.73	292	$28.48
Forfeited	—	—	(244)	28.73	(48)	27.24
Nonvested, at end of year	—	—	—	—	244	28.73

	Cash-Settled PUs subject to Service and Performance Conditions
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	379	$30.63	434	$30.64	$221	$35.11
Granted	—	—	—	—	277	27.61
Forfeited	(159)	34.86	(55)	30.65	(64)	32.95
Nonvested, at end of year	220	27.59	379	30.63	434	30.64

	Cash Settled PUs subject to Service and Market Conditions
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	70	$50.52	172	$69.64	172	$69.64
Forfeited	(70)	50.52	(102)	82.86	—	—
Nonvested, at end of year	—	—	70	50.52	172	69.64
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2017, 2016, and 2015 was $25 million, $15 million and $9 million, respectively. As of October 31, 2017, the minimum performance measures for fiscal years 2011 and 2012 cash-settled PUs with a five-year performance period, fiscal year 2013 performance-based stock options and share-settled PUs, and fiscal year 2014 performance-based stock options and cash-settled PUs were not met and no share-based compensation expense was recorded. However, fiscal year 2015 performance-based stock options and cash-settled PUs partially met the overall performance measures and share-based compensation expense recorded was based on the interpolated calculated future pay out. Share-based compensation expense will be adjusted each reporting period based on the available current performance measures information for all awards subject to performance conditions. We record share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2017, there was $20 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately one year.
We received cash of $12 million, zero, and $1 million during the years ended October 31, 2017, 2016 and 2015, respectively, related to stock options exercised. We used cash of $13 million, $2 million, and $6 million during the years ended October 31, 2017, 2016, and 2015, respectively, to settle cash-settled RSUs. We did not realize any tax benefit from stock options exercised for fiscal years 2017 and 2015. There were no stock options exercised in 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

18. Supplemental Cash Flow Information
The following table provides additional information about our Consolidated Statements of Cash Flows:

	For the Years Ended October 31,
(in millions)	2017	2016	2015
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$(6)	$(6)	$(6)
Dividends from non-consolidated affiliates	7	12	12
Equity in income of non-consolidated affiliates, net of dividends	$1	$6	$6
Other non-cash operating activities
Loss (gain) on sale of property and equipment	$(9)	$2	$(4)
Loss on sale and impairment of repossessed collateral	7	6	2
Income from non-cash leases	(26)	(20)	(33)
Other non-cash operating activities	$(28)	$(12)	$(35)
Changes in other assets and liabilities
Other current assets	$(19)	$8	$(4)
Other noncurrent assets	(38)	(11)	12
Other current liabilities	(35)	(165)	79
Postretirement benefits liabilities	(65)	(47)	(54)
Other noncurrent liabilities	(62)	(114)	(135)
Other, net	(7)	(41)	25
Changes in other assets and liabilities	$(226)	$(370)	$(77)
Cash paid during the year
Interest, net of amounts capitalized	$294	$291	$239
Income taxes, net of refunds	19	44	52
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$—	$1	$2
Transfers to inventories from property and equipment for leases to others	(7)	(27)	(7)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

19. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of October 31, 2017 and 2016, and condensed consolidating statements of operations and comprehensive income (loss) for the years ended October 31, 2017, 2016, and 2015, and condensed consolidating statements of cash flows for the years ended October 31, 2017, 2016, and 2015.
The information is presented as a result of NI’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under our Senior Notes. NI is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee these notes. The guarantee is "full and unconditional," as those terms are used in Regulation S-X Rule 3-10, except that the guarantees will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the respective indentures for the Senior Notes upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes or bonds. Separate financial statements and other disclosures concerning NI have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "NI," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes NI and its U.S. subsidiaries. NI has a tax allocation agreement ("Tax Agreement") with NIC which requires NI to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of NI are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than NI, to utilize current U.S. taxable losses of NI and all other direct or indirect subsidiaries of NIC.

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$6,196	$5,769	$(3,395)	$8,570
Costs of products sold	—	5,412	4,966	(3,341)	7,037
Restructuring charges	—	33	(30)	—	3
Asset impairment charges	—	7	6	—	13
All other operating expenses (income)	113	1,005	393	(52)	1,459
Total costs and expenses	113	6,457	5,335	(3,393)	8,512
Equity in income (loss) of affiliates	143	194	3	(334)	6
Income (loss) before income taxes	30	(67)	437	(336)	64
Income tax benefit (expense)	—	41	(51)	—	(10)
Income (loss) from continuing operations	30	(26)	386	(336)	54
Income from discontinued operations, net of tax	—	—	1	—	1
Net income (loss)	30	(26)	387	(336)	55
Less: Net income attributable to non-controlling interests	—	—	25	—	25
Net income (loss) attributable to Navistar International Corporation	$30	$(26)	$362	$(336)	$30

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$30	$(26)	$387	$(336)	$55
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	—	(3)	3	(3)
Unrealized gain on marketable securities, net of tax	(1)	—	—	—	(1)
Defined benefit plans, net of tax	433	372	61	(433)	433
Total other comprehensive income (loss)	429	372	58	(430)	429
Comprehensive income (loss)	459	346	445	(766)	484
Less: Net income attributable to non-controlling interests	—	—	25	—	25
Total comprehensive income (loss) attributable to Navistar International Corporation	$459	$346	$420	$(766)	$459

Condensed Consolidating Balance Sheet as of October 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$425	$93	$188	$—	$706
Marketable securities	338	—	32	—	370
Restricted cash	16	8	110	—	134
Finance and other receivables, net	1	223	2,055	(90)	2,189
Inventories	—	543	318	(4)	857
Investments in non-consolidated affiliates	(6,892)	6,443	53	452	56
Property and equipment, net	—	802	531	(7)	1,326
Goodwill	—	—	38	—	38
Deferred taxes, net	—	5	124	—	129
Other	6	138	187	(1)	330
Total assets	$(6,106)	$8,255	$3,636	$350	$6,135
Liabilities and stockholders’ equity (deficit)
Debt	$2,232	$1,165	$1,661	$—	$5,058
Postretirement benefits liabilities	—	2,461	94	—	2,555
Amounts due to (from) affiliates	(7,686)	10,937	(3,303)	52	—
Other liabilities	3,926	(105)	(662)	(63)	3,096
Total liabilities	(1,528)	14,458	(2,210)	(11)	10,709
Stockholders’ equity attributable to non-controlling interest	—	—	4	—	4
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(4,578)	(6,203)	5,842	361	(4,578)
Total liabilities and stockholders’ equity (deficit)	$(6,106)	$8,255	$3,636	$350	$6,135

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2017
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(244)	$(247)	$(39)	$639	$109
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	(2)	(20)	—	(22)
Net purchases of marketable securities	(311)	—	(13)	—	(324)
Capital expenditures and purchase of equipment leased to others	—	(156)	(83)	—	(239)
Other investing activities	(250)	2	36	255	43
Net cash provided by (used in) investing activities	(561)	(156)	(80)	255	(542)
Cash flows from financing activities
Net borrowings (repayments) of debt	539	320	(168)	(642)	49
Issuance of common stock, net of issuance costs	245	—	255	(255)	245
Other financing activities	11	59	(29)	3	44
Net cash provided by (used in) financing activities	795	379	58	(894)	338
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	(10)	(24)	(64)	—	(98)
Cash and cash equivalents at beginning of the year	435	117	252	—	804
Cash and cash equivalents at end of the year	$425	$93	$188	$—	$706

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$5,926	$5,432	$(3,247)	$8,111
Costs of products sold	—	5,358	4,628	(3,174)	6,812
Restructuring charges	—	3	7	—	10
Asset impairment charges	—	11	16	—	27
All other operating expenses (income)	101	862	398	(61)	1,300
Total costs and expenses	101	6,234	5,049	(3,235)	8,149
Equity in income (loss) of affiliates	4	181	2	(181)	6
Income (loss) before income taxes	(97)	(127)	385	(193)	(32)
Income tax benefit (expense)	—	20	(55)	2	(33)
Income (loss) from continuing operations	(97)	(107)	330	(191)	(65)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(97)	(107)	330	(191)	(65)
Less: Net income attributable to non-controlling interests	—	—	32	—	32
Net income (loss) attributable to Navistar International Corporation	$(97)	$(107)	$298	$(191)	$(97)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(97)	$(107)	$330	$(191)	$(65)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	—	7	(7)	7
Defined benefit plans, net of tax	(46)	1	(47)	46	(46)
Total other comprehensive income (loss)	(39)	1	(40)	39	(39)
Comprehensive income (loss)	(136)	(106)	290	(152)	(104)
Less: Net income attributable to non-controlling interests	—	—	32	—	32
Total comprehensive income (loss) attributable to Navistar International Corporation	$(136)	$(106)	$258	$(152)	$(136)

Condensed Consolidating Balance Sheet as of October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Cash and cash equivalents	$435	$117	$252	$—	$804
Marketable securities	27	—	19	—	46
Restricted cash	16	6	90	—	112
Finance and other receivables, net	(1)	171	1,883	(84)	1,969
Inventories	—	639	313	(8)	944
Investments in non-consolidated affiliates	(7,714)	6,253	57	1,457	53
Property and equipment, net	—	669	580	(8)	1,241
Goodwill	—	—	38	—	38
Deferred taxes, net	—	10	150	1	161
Other	2	110	175	(2)	285
Total assets	$(7,235)	$7,975	$3,557	$1,356	$5,653
Liabilities and stockholders’ equity (deficit)
Debt	$1,965	$1,100	$1,841	$(2)	$4,904
Postretirement benefits liabilities	—	2,865	233	—	3,098
Amounts due to (from) affiliates	(7,724)	10,709	(3,040)	55	—
Other liabilities	3,822	(152)	(665)	(61)	2,944
Total liabilities	(1,937)	14,522	(1,631)	(8)	10,946
Stockholders’ equity attributable to non-controlling interest	—	—	5	—	5
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(5,298)	(6,547)	5,183	1,364	(5,298)
Total liabilities and stockholders’ equity (deficit)	$(7,235)	$7,975	$3,557	$1,356	$5,653

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2016
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(106)	$187	$337	$(151)	$267
Cash flows from investing activities
Net change in restricted cash and cash equivalents	—	1	4	—	5
Net sales of marketable securities	85	—	28	—	113
Capital expenditures and purchase of equipment leased to others	—	(94)	(154)	—	(248)
Other investing activities	—	2	61	—	63
Net cash provided by (used in) investing activities	85	(91)	(61)	—	(67)
Cash flows from financing activities
Net repayments of debt	—	(82)	(191)	(69)	(342)
Other financing activities	—	22	(253)	220	(11)
Net cash provided by (used in) financing activities	—	(60)	(444)	151	(353)
Effect of exchange rate changes on cash and cash equivalents	—	—	45	—	45
Increase (decrease) in cash and cash equivalents	(21)	36	(123)	—	(108)
Cash and cash equivalents at beginning of the year	456	81	375	—	912
Cash and cash equivalents at end of the year	$435	$117	$252	$—	$804

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Sales and revenues, net	$—	$7,267	$7,413	$(4,540)	$10,140
Costs of products sold	—	6,614	6,510	(4,454)	8,670
Restructuring charges	—	50	26	—	76
Asset impairment charges	—	13	17	—	30
All other operating expenses (income)	88	1,054	399	(68)	1,473
Total costs and expenses	88	7,731	6,952	(4,522)	10,249
Equity in income (loss) of affiliates	(96)	225	2	(125)	6
Income (loss) before income taxes	(184)	(239)	463	(143)	(103)
Income tax benefit (expense)	—	1	(52)	—	(51)
Income (loss) from continuing operations	(184)	(238)	411	(143)	(154)
Income from discontinued operations, net of tax	—	—	3	—	3
Net income (loss)	(184)	(238)	414	(143)	(151)
Less: Net income attributable to non-controlling interests	—	—	33	—	33
Net income (loss) attributable to Navistar International Corporation	$(184)	$(238)	$381	$(143)	$(184)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(184)	$(238)	$414	$(143)	$(151)
Other comprehensive income (loss):
Foreign currency translation adjustment	(160)	—	(160)	160	(160)
Defined benefit plans, net of tax	(178)	(192)	14	178	(178)
Total other comprehensive income (loss)	(338)	(192)	(146)	338	(338)
Comprehensive income (loss)	(522)	(430)	268	195	(489)
Less: Net income attributable to non-controlling interests	—	—	33	—	33
Total comprehensive income (loss) attributable to Navistar International Corporation	$(522)	$(430)	$235	$195	$(522)

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2015
(in millions)	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$87	$184	$168	$(393)	$46
Cash flows from investing activities
Net change in restricted cash and cash equivalents	3	(4)	43	—	42
Net sales of marketable securities	266	—	180	—	446
Capital expenditures and purchase of equipment leased to others	—	(82)	(116)	—	(198)
Other investing activities	—	3	23	—	26
Net cash provided by (used in) investing activities	269	(83)	130	—	316
Cash flows from financing activities
Net borrowings (repayments) of debt	(2)	(38)	(113)	268	115
Other financing activities	1	(35)	(108)	125	(17)
Net cash provided by (used in) financing activities	(1)	(73)	(221)	393	98
Effect of exchange rate changes on cash and cash equivalents	—	—	(45)	—	(45)
Increase in cash and cash equivalents	355	28	32	—	415
Cash and cash equivalents at beginning of the year	101	53	343	—	497
Cash and cash equivalents at end of the year	$456	$81	$375	$—	$912

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

20. Selected Quarterly Financial Data (Unaudited)
The following tables provide our quarterly condensed consolidated statements of operations and financial data:

	First Quarter Ended January 31,		Second Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2017	2016	2017	2016
Sales and revenues, net	$1,663	$1,765	$2,096	$2,197
Manufacturing gross margin(A)	259	264	287	319
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(62)	$(33)	$(80)	$4
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(62)	$(33)	$(80)	$4
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations(B)	$(0.76)	$(0.40)	$(0.86)	$0.05
Discontinued operations(B)	—	—	—	—
	$(0.76)	$(0.40)	$(0.86)	$0.05
Diluted:
Continuing operations(B)	$(0.76)	$(0.40)	$(0.86)	$0.05
Discontinued operations(B)	—	—	—	—
	$(0.76)	$(0.40)	$(0.86)	$0.05
Market price range-common stock:
High	$33.46	$15.21	$29.53	$16.39
Low	22.36	5.78	22.89	6.24

	Third Quarter Ended July 31,		Fourth Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2017	2016	2017	2016
Sales and revenues, net	$2,213	$2,086	$2,598	$2,063
Manufacturing gross margin(A)	375	295	470	286
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$36	$(34)	$135	$(34)
Income from discontinued operations, net of tax	1	—	—	—
Net income (loss)	$37	$(34)	$135	$(34)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations(B)	$0.37	$(0.42)	$1.37	$(0.42)
Discontinued operations(B)	0.01	—	—	—
	$0.38	$(0.42)	$1.37	$(0.42)
Diluted:
Continuing operations(B)	$0.37	$(0.42)	$1.36	$(0.42)
Discontinued operations(B)	0.01	—	—	—
	$0.38	$(0.42)	$1.36	$(0.42)
Market price range-common stock:
High	$31.37	$15.77	$45.47	$24.04
Low	24.75	10.30	29.53	11.59
_______________________
(A) Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.

(B)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2017 using the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2017.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2017. Their report appears in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2018 annual meeting of stockholders scheduled to be held February 13, 2018 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to our Board of Directors may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (Loss) Per Share (incorporated by reference from Note 16. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	130
(12)	Computation of Ratio of Earnings to Fixed Charges	E-10
(21)	Subsidiaries of the Registrant	E-11
(23.1)	Consent of Independent Registered Public Accounting Firm	E-12
(24)	Power of Attorney	E-13
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-15
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-17
(99.1)	Additional Financial Information (Unaudited)	E-18
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2017.
Item 16. Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 19, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	Chairman, President, Chief Executive Officer (Principal Executive Officer)	December 19, 2017
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2017
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 19, 2017
Samara A. Strycker

/s/ JOSE M. ALAPONT	Director	December 19, 2017
Jose M. Alapont

/s/ STEPHEN R. D'ARCY	Director	December 19, 2017
Stephen R. D'Arcy

/s/ JEFFREY A. DOKHO	Director	December 19, 2017
Jeffrey A. Dokho

/s/ MATTIAS R. GRüNDLER	Director	December 19, 2017
Mattias R. Gründler

/s/ VINCENT J. INTRIERI	Director	December 19, 2017
Vincent J. Intrieri

/s/ DANIEL A. NINIVAGGI	Director	December 19, 2017
Daniel A. Ninivaggi

/s/ STANLEY A. MCCHRYSTAL	Director	December 19, 2017
Stanley A. McChrystal

/s/ MARK H. RACHESKY	Director	December 19, 2017
Mark H. Rachesky

/s/ ANDREAS RENSCHLER	Director	December 19, 2017
Andreas Renschler

/s/ MICHAEL F. SIRIGNANO	Director	December 19, 2017
Michael F. Sirignano

/s/ DENNIS A. SUSKIND	Director	December 19, 2017
Dennis A. Suskind