Form 10-Q
period 2018-01-31
NAVISTAR INTERNATIONAL CORP
filed 2018-03-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2018, the number of shares outstanding of the registrant’s common stock was 98,689,315, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our expectations and estimates relating to the impact of the federal Tax Cuts and Jobs Act (the “Tax Act”) on our business and financial condition;

•	the implementation of our strategic alliance with Volkswagen Truck & Bus GmbH ("VW T&B");

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	our expectations and estimates relating to our used truck inventory;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 which was filed on December 19, 2017, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2018	2017
Sales and revenues
Sales of manufactured products, net	$1,867	$1,629
Finance revenues	38	34
Sales and revenues, net	1,905	1,663
Costs and expenses
Costs of products sold	1,532	1,370
Restructuring charges	(3)	7
Asset impairment charges	2	2
Selling, general and administrative expenses	222	200
Engineering and product development costs	75	63
Interest expense	79	82
Other expense (income), net	49	(8)
Total costs and expenses	1,956	1,716
Equity in income of non-consolidated affiliates	—	3
Loss before income tax	(51)	(50)
Income tax expense	(15)	(4)
Net loss	(66)	(54)
Less: Net income attributable to non-controlling interests	7	8
Net loss attributable to Navistar International Corporation	$(73)	$(62)

Loss per share attributable to Navistar International Corporation:
Basic	$(0.74)	$(0.76)
Diluted	(0.74)	(0.76)

Weighted average shares outstanding:
Basic	98.6	81.8
Diluted	98.6	81.8

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended January 31,
	2018	2017
Net loss	$(66)	$(54)
Other comprehensive income (loss):
Foreign currency translation adjustment	22	(12)
Defined benefit plans, net of tax	35	35
Total other comprehensive income	57	23
Comprehensive loss	(9)	(31)
Less: Net income attributable to non-controlling interests	7	8
Total comprehensive loss attributable to Navistar International Corporation	$(16)	$(39)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$699	$706
Restricted cash and cash equivalents	36	83
Marketable securities	276	370
Trade and other receivables, net	327	391
Finance receivables, net	1,434	1,565
Inventories, net	998	857
Other current assets	188	188
Total current assets	3,958	4,160
Restricted cash	52	51
Trade and other receivables, net	13	13
Finance receivables, net	239	220
Investments in non-consolidated affiliates	55	56
Property and equipment (net of accumulated depreciation and amortization of $2,491 and $2,474, respectively)	1,335	1,326
Goodwill	38	38
Intangible assets (net of accumulated amortization of $138 and $135, respectively)	38	40
Deferred taxes, net	129	129
Other noncurrent assets	112	102
Total assets	$5,969	$6,135
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$953	$1,169
Accounts payable	1,140	1,292
Other current liabilities	1,160	1,184
Total current liabilities	3,253	3,645
Long-term debt	4,168	3,889
Postretirement benefits liabilities	2,467	2,497
Other noncurrent liabilities	664	678
Total liabilities	10,552	10,709
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,735	2,733
Accumulated deficit	(5,006)	(4,933)
Accumulated other comprehensive loss	(2,154)	(2,211)
Common stock held in treasury, at cost (4.5 and 4.6 shares, respectively)	(174)	(179)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,587)	(4,578)
Stockholders’ equity attributable to non-controlling interests	4	4
Total stockholders’ deficit	(4,583)	(4,574)
Total liabilities and stockholders’ deficit	$5,969	$6,135

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2018	2017
Cash flows from operating activities
Net loss	$(66)	$(54)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37	37
Depreciation of equipment leased to others	18	22
Deferred taxes, including change in valuation allowance	6	—
Asset impairment charges	2	2
Amortization of debt issuance costs and discount	8	10
Stock-based compensation	9	7
Provision for doubtful accounts	1	4
Equity in loss of non-consolidated affiliates, net of dividends	3	3
Write-off of debt issuance costs and discount	42	—
Other non-cash operating activities	(6)	(3)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(130)	(6)
Net cash provided by (used in) operating activities	(76)	22
Cash flows from investing activities
Purchases of marketable securities	(61)	(212)
Sales of marketable securities	150	59
Maturities of marketable securities	5	1
Net change in restricted cash and cash equivalents	46	15
Capital expenditures	(30)	(46)
Purchases of equipment leased to others	(52)	(24)
Proceeds from sales of property and equipment	3	2
Investments in non-consolidated affiliates	—	(2)
Net cash provided by (used in) investing activities	61	(207)
Cash flows from financing activities
Proceeds from issuance of securitized debt	16	5
Principal payments on securitized debt	(16)	(27)
Net change in secured revolving credit facilities	(150)	(79)
Proceeds from issuance of non-securitized debt	2,747	298
Principal payments on non-securitized debt	(2,521)	(200)
Net change in notes and debt outstanding under revolving credit facilities	(38)	(48)
Debt issuance costs	(33)	(5)
Proceeds from financed lease obligations	16	8
Proceeds from exercise of stock options	4	3
Dividends paid by subsidiaries to non-controlling interest	(7)	(8)
Other financing activities	(12)	—
Net cash provided by (used in) financing activities	6	(53)
Effect of exchange rate changes on cash and cash equivalents	2	7
Decrease in cash and cash equivalents	(7)	(231)
Cash and cash equivalents at beginning of the period	706	804
Cash and cash equivalents at end of the period	$699	$573

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income (loss)	—	—	—	(73)	—	—	7	(66)
Total other comprehensive income	—	—	—	—	57	—	—	57
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(1)	—	—	5	—	4
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	—
Balance as of January 31, 2018	$2	$10	$2,735	$(5,006)	$(2,154)	$(174)	$4	$(4,583)
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(62)	—	—	8	(54)
Total other comprehensive income	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	(4)	—	—	7	—	3
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	—	—	—	(1)	(1)
Balance as of January 31, 2017	$2	$9	$2,496	$(5,025)	$(2,617)	$(198)	$4	$(5,329)

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
Our fiscal year ends on October 31. As such, all references to 2018 and 2017 contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2017, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $47 million and $49 million and liabilities of $15 million and $13 million as of January 31, 2018 and October 31, 2017, respectively, including $6 million and $10 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $743 million and $869 million as of January 31, 2018 and October 31, 2017, respectively, and liabilities of $651 million and $754 million as of January 31, 2018 and October 31, 2017, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $253 million and $278 million as of January 31, 2018 and October 31, 2017, respectively, and corresponding liabilities of $150 million and $194 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with Volkswagen Truck & Bus GmbH and its subsidiaries and affiliates ("VW T&B") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, and the sale and purchase of parts. We have also entered into a procurement joint venture and development agreements with VW T&B involving the payment of certain future engine and transmission development costs as we make purchases or as costs are incurred by VW T&B. Revenue recognized was approximately $40 million and $15 million for the quarters ended January 31, 2018 and 2017, respectively. Expenses recognized were $11 million and zero for the quarters ended January 31, 2018 and 2017, respectively. Our receivable from VW T&B was $12 million and $13 million as of January 31, 2018 and October 31, 2017, respectively. Our payable to VW T&B was $13 million and $5 million as of January 31, 2018 and October 31, 2017, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory decreased to $205 million at January 31, 2018 from $206 million at October 31, 2017, offset by reserves of $87 million and $110 million, respectively.
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
The following table presents the activity in our used truck reserve:

	Three Months Ended January 31,
(in millions)	2018	2017
Balance at beginning of period	$110	$208
Additions charged to expense(A)	10	28
Deductions/Other adjustments(B)	(33)	(25)
Balance at end of period	$87	$211
_________________________

(A)	Additions charged to expense reflect the increase of the reserve for inventory on hand.

(B)	Deductions/Other adjustments reflect reductions of the reserve related to the sale of units and our currency translation adjustments.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2018	2017
Balance at beginning of period	$629	$818
Costs accrued and revenues deferred	29	45
Adjustments to pre-existing warranties(A)	(6)	(17)
Payments and revenues recognized	(79)	(95)
Balance at end of period	573	751
Less: Current portion	287	371
Noncurrent accrued product warranty and deferred warranty revenue	$286	$380
_________________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior fiscal periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $256 million and $271 million at January 31, 2018 and October 31, 2017, respectively. Revenue recognized under our extended warranty programs was $29 million and $34 million for the three months ended January 31, 2018 and 2017, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2018, approximately 6,800, or 96%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). This ASU requires excess tax benefits or deficiencies to be recognized in income tax expense instead of additional paid-in-capital when the awards vest or are settled. Also, this update requires that the excess tax benefits or deficiencies be classified as an operating cash flow instead of a financing cash flow in our Condensed Consolidated Statement of Cash Flows. Additionally, it also requires entities to elect whether to estimate expected forfeitures over the course of the vesting period, or to account for forfeitures as they occur. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At November 1, 2017 there were $63 million of unrecognized deferred tax assets attributable to net operating loss ("NOL") carryforwards relating to excess tax benefits. Upon adoption of this ASU, these excess tax benefits were recognized through Accumulated deficit, offset by a valuation allowance. We maintain a full valuation allowance on our NOL carryforwards relating to excess tax benefits or deficiencies. In connection with the adoption of this ASU, we made the policy election to estimate expected forfeitures over the course of the vesting period. Accordingly, we adopted ASU 2016-09 on November 1, 2017 with no material impact to our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory” (Topic 330). This ASU requires inventory measured using any method other than last-in, first-out or the retail inventory method to subsequently measure inventory using the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted ASU 2015-11 on November 1, 2017 with no material impact to our consolidated financial statements.
Recently Issued Accounting Standards
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income" (Topic 220). This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a prospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (Topic 230). This ASU provides guidance on how entities should classify eight specific cash flow transactions for which diversity in practice exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). This ASU update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a modified retrospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326). This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We expect to adopt this ASU in the first quarter of fiscal 2019 on a modified retrospective basis, with the cumulative effect adjustment recognized into Accumulated deficit as of November 1, 2018. We continue to evaluate the impact of this ASU on our consolidated financial statements.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2017	Additions	Payments	Adjustments	Balance at January 31, 2018
Employee termination charges	$14	$—	$(4)	$(3)	$7
Lease vacancy	—	—	—	—	—
Other	1	—	—	—	1
Restructuring liability	$15	$—	$(4)	$(3)	$8

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at January 31, 2017
Employee termination charges	$5	$6	$(2)	$—	$9
Lease vacancy	1	—	—	—	1
Other	1	—	—	—	1
Restructuring liability	$7	$6	$(2)	$—	$11
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
Global operations employee separation actions
In the fourth quarter of 2017, we initiated cost-reduction actions impacting our workforce in Brazil. As a result of these actions, we recognized restructuring charges of $6 million in personnel costs for employee separation and related benefits. In the first quarter of 2018, we recognized a benefit of $1 million upon the completion of these separation actions. This benefit was recorded in our Global operations segment within Restructuring charges in our Consolidated Statements of Operations.
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges in Costs of products sold in our Consolidated Statements of Operations. In the first quarter of 2018, we recognized a benefit of $2 million related to the finalized cessation of production agreement. This benefit was recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations.
Asset Impairments
In the first quarter of 2018, we concluded that we had a triggering event in connection with the sale of our railcar business in Cherokee, Alabama requiring the impairment of certain long-lived assets. As a result, a charge of $2 million was recorded in our Truck segment within Asset impairment charges in our Consolidated Statements of Operations. In February 2018, we completed the sale of the business. The carrying value of assets related to the sale were not material to our Consolidated Balance Sheets or our Condensed Consolidated Statements of Cash Flows.
In the first quarter of 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, a charge of $2 million was recorded in our Truck segment within Asset impairment charges in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

See Note 9, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.1 billion and $2.2 billion as of January 31, 2018 and October 31, 2017, respectively. Included in total assets of our Financial Services operations were finance receivables of $1.7 billion and $1.8 billion as of January 31, 2018 and October 31, 2017, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	January 31, 2018	October 31, 2017
Retail portfolio	$566	$559
Wholesale portfolio	1,128	1,246
Total finance receivables	1,694	1,805
Less: Allowance for doubtful accounts	21	20
Total finance receivables, net	1,673	1,785
Less: Current portion, net(A)	1,434	1,565
Noncurrent portion, net	$239	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2018 and October 31, 2017, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $719 million and $797 million as of January 31, 2018 and October 31, 2017, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $132 million and $163 million as of January 31, 2018 and October 31, 2017, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions)	2018	2017
Retail notes and finance leases revenue	$11	$9
Wholesale notes interest	25	23
Operating lease revenue	18	17
Retail and wholesale accounts interest	5	5
Gross finance revenues	59	54
Less: Intercompany revenues	21	20
Finance revenues	$38	$34
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2018				Three Months Ended January 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$17	$3	$28	$48	$19	$2	$28	$49
Provision for doubtful accounts	—	—	1	1	5	—	1	6
Charge-off of accounts	(1)	—	—	(1)	(3)	—	(1)	(4)
Recoveries	1	—	—	1	—	—	—	—
Other(A)	1	—	—	1	(2)	—	—	(2)
Allowance for doubtful accounts, at end of period	$18	$3	$29	$50	$19	$2	$28	$49
____________________

(A)    Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$19	$—	$19	$16	$—	$16
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	8	—	8	7	—	7
Finance receivables on non-accrual status	19	—	19	16	—	16

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The average balances of the impaired finance receivables in the retail portfolio were $18 million and $13 million during the three months ended January 31, 2018 and 2017, respectively. See Note 9, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$514	$1,127	$1,641	$524	$1,244	$1,768
30-90 days past due	36	1	37	21	1	22
Over 90 days past due	16	—	16	14	1	15
Total finance receivables	$566	$1,128	$1,694	$559	$1,246	$1,805
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	January 31, 2018	October 31, 2017
Finished products	$636	$584
Work in process	91	33
Raw materials	271	240
Total inventories, net	$998	$857

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	January 31, 2018	October 31, 2017
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $8 and unamortized debt issuance costs of $12.	$1,580	$—
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $7 and unamortized debt issuance costs of $9.	—	1,003
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $18	1,082	—
8.25% Senior Notes, due 2022, net of unamortized discount of $13 and unamortized debt issuance costs of $14	—	1,423
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $4 and $5, respectively, and unamortized debt issuance costs of less than $1 and $1, respectively	196	194
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $12 and $14, respectively, and unamortized debt issuance costs of $3 at both dates	396	394
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	135	130
Other	40	43
Total Manufacturing operations debt	3,649	3,407
Less: Current portion	288	286
Net long-term Manufacturing operations debt	$3,361	$3,121

(in millions)	January 31, 2018	October 31, 2017
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $5 at both dates	$691	$849
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023, net of unamortized debt issuance costs of $1 and $2, respectively	583	616
Commercial paper, at variable rates, program matures in 2022	93	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2023	105	94
Total Financial Services operations debt	1,472	1,651
Less: Current portion	665	883
Net long-term Financial Services operations debt	$807	$768
Manufacturing Operations
6.625% Senior Notes
On November 6, 2017, we issued $1.1 billion aggregate principal amount of 6.625% senior notes, due 2026 ("6.625% Senior Notes"). Interest is payable on the 6.625% Senior Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. In connection with the retiring of our 8.25% Senior Notes, we also commenced a cash tender offer ("Tender Offer"), which resulted in the purchase of $1,051 million aggregate principal amount, or 72.50% of the total outstanding 8.25% Senior Notes at a purchase price of $1,003.80 per $1,000 principal amount, plus accrued and unpaid interest. The proceeds from the 6.625% Senior Notes offering were used to repurchase a portion of our previously existing 8.25% Senior Notes under the Tender Offer, to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 6.625% Senior Notes. We recorded approximately $30 million of charges related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the Senior Notes.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Secured Term Loan Credit Agreement
On November 6, 2017, we signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion ("Term Loan Credit Agreement"), guaranteed by Navistar International Corporation and twelve of its subsidiaries. Under the terms of the Term Loan Credit Agreement, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds from the Term Loan Credit Agreement were used to repay all outstanding loans under our previously existing term loan ("Term Loan"), to redeem the remaining portion of the previously outstanding 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes. We recorded approximately $16 million of charges related to the extinguishment of unamortized debt issuance costs associated with the Term Loan.
Tax Exempt Bond Amendments
On November 6, 2017, the Company entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority ("Tax Exempt Bond Amendments") to adjust various covenants included in the loan agreements relating to the Recovery Zone Facility Revenue Bonds (the "Tax Exempt Bonds"), including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company's previously existing senior secured Term Loan and the Term Loan Credit Agreement.
Financial Services Operations
Asset-backed Debt
In December 2017, the maturity date of our variable funding notes ("VFN") facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million. The VFN facility is secured by assets of the wholesale note owner trust.
In January 2018, the maturity date of our $100 million Truck Retail Accounts Corporation ("TRAC") funding facility was extended from April 2018 to January 2019. Borrowings under this facility are secured by eligible retail accounts receivable.
7. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2018 and 2017, we contributed $21 million and $22 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $113 million to our pension plans during the remainder of 2018.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2018, and 2017, as well as anticipated contributions for the remainder of 2018, are not material.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the quarters ended January 31 is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2018	2017	2018	2017
Service cost for benefits earned during the period	$2	$2	$1	$1
Interest on obligation	27	27	11	12
Amortization of cumulative loss	26	29	2	6
Settlements	9	—	—	—
Contractual termination benefits	—	1	—	—
Premiums on pension insurance	2	4	—	—
Expected return on assets	(40)	(40)	(6)	(6)
Net periodic benefit expense	$26	$23	$8	$13
In the first quarter of 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement.  As a result, a net actuarial loss of $2 million was recognized as a component of Accumulated other comprehensive loss and pension settlement accounting expense of $9 million was recognized in SG&A expenses in our Consolidated Statements of Operations.
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
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $6 million in the three months ended January 31, 2018, and 2017, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On December 22, 2017, the Tax Act was signed into U.S. law. The Tax Act reduces the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. This rate reduction requires us to remeasure our deferred taxes as of the date the Tax Act was enacted. Our U.S. deferred tax assets, net of deferred tax liabilities, were remeasured and reduced by $1.0 billion, entirely offset by a valuation allowance reduction. As a result, the remeasurement of our deferred tax assets, net of deferred tax liabilities, including the valuation allowance, did not impact our income tax expense or net loss.
The Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries and results in a one-time transition tax. We have provisionally determined that any additional foreign earnings included in taxable income due to deemed repatriation and related income taxes will be offset with existing deferred tax assets. The deferred tax impact has a valuation allowance offset, resulting in no impact on our income tax expense or net loss. Our estimates related to the deemed repatriation may change significantly as the Company determines the effect of foreign earnings, foreign cash balances and any regulatory guidance.
The Tax Act also adds many new provisions, including changes to limits on the deductions for executive compensation and interest expense, a tax on global intangible low‐taxed income (“GILTI”), the base erosion anti‐abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). We are still evaluating the impact of these provisions of the Tax Act, which do not apply until our taxable year beginning November 1, 2018. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is electing to account for taxes on GILTI as incurred.
We have not completed our accounting for the income tax effects of the Tax Act. However, we have computed estimates or “provisional” amounts as permitted by the SEC’s Staff Accounting Bulletin No. 118 (“SAB”) issued on December 22, 2017. Under the SAB companies are allowed a measurement period of up to one year from the date of enactment to complete the accounting for the effects of the Tax Act. We will continue to evaluate the Tax Act’s impact, which may change significantly as a result of additional Treasury guidance, federal or state legislative actions, or changes in accounting standards or related interpretations. The Company’s analyses performed to date are sufficient to calculate a reasonable estimate of the impacts of the Tax Act.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2018, the amount of liability for uncertain tax positions was $31 million. The liability at January 31, 2018 has a recorded offsetting tax benefit associated with various issues that total $10 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of income tax expense. For the three months ended January 31, 2018 and 2017, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—We classify highly liquid investments, with an original maturity of 90 days or less which may include U.S. government and federal agency securities, commercial paper, and other highly liquid investments. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2018				As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$276	$—	$—	$276	$370	$—	$—	$370
Derivative financial instruments:
Commodity forward contracts(A)	—	6	—	6	—	3	—	3
Foreign currency contracts(A)	—	2	—	2	—	3	—	3
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$276	$9	$—	$285	$370	$7	$—	$377
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts(C)	—	3	—	3	—	1	—	1
Guarantees	—	—	25	25	—	—	21	21
Total liabilities	$—	$3	$25	$28	$—	$2	$21	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2018	2017
Guarantees, at beginning of period	$(21)	$(23)
Transfers out of Level 3	—	—
Issuances	(5)	(1)
Settlements	1	1
Guarantees, at end of period	$(25)	$(23)
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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 6.75% Tax Exempt Bonds, due 2040, are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$176	$176	$182
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,622	1,622	1,580
6.625% Senior Notes, due 2026	—	1,154	—	1,154	1,082
4.50% Senior Subordinated Convertible Notes, due 2018(A)	207	—	—	207	196
4.75% Senior Subordinated Convertible Notes, due 2019(A)	446	—	—	446	396
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	240	—	240	220
Financed lease obligations	—	—	135	135	135
Other	—	—	23	23	40
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	695	695	691
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	564	564	583
Commercial paper, at variable rates, program matures in 2022	93	—	—	93	93
Borrowings secured by operating and finance leases, at various rates, due serially through 2023	—	—	105	105	105

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$161
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,019	1,019	1,003
8.25% Senior Notes, due 2022	1,450	—	—	1,450	1,423
4.50% Senior Subordinated Convertible Notes, due 2018(A)	208	—	—	208	194
4.75% Senior Subordinated Convertible Notes, due 2019(A)	446	—	—	446	394
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	243	—	243	220
Financed lease obligations	—	—	130	130	130
Other	—	—	23	23	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	851	851	849
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	592	592	616
Commercial paper, at variable rates, program matures in 2022	92	—	—	92	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2023	—	—	94	94	94
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the estimated fair value is derived from quoted prices in active markets which include the equity feature.

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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There was $1.4 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2018 and October 31, 2017, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.5 billion and $2.4 billion at January 31, 2018 and October 31, 2017, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $119 million and $116 million and financed lease obligations of $134 million and $129 million, in our Consolidated Balance Sheets as of January 31, 2018 and October 31, 2017, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2018, the amount of stand-by letters of credit and surety bonds was $117 million.
In addition, as of January 31, 2018, we have $78 million of outstanding purchase commitments and contracts with $25 million of cancellation fees with expiration dates through 2025. We have entered into industrial participation agreements, commonly known as offset agreements, with customers outside of the U.S. to facilitate economic value back to entities within the foreign nations as the result of their procurement of goods and services from us. These commitments may be satisfied by our placement of supply contracts to established companies within the foreign nations, providing capabilities to the foreign nations, or the creation of joint ventures that generate profits and hire nationals from within the foreign nations. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. As of January 31, 2018, we have outstanding industrial participation agreements totaling $228 million that extend through 2025. Purchase order commitments associated with fulfilling the industrial participation agreements are included in the purchase commitments amount above.
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
We have accrued $19 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2018. The majority of these accrued liabilities are expected to be paid subsequent to 2019.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014.
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
On April 6, 2017, a motion was filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The motion was filed by the current "Other Member" of the Health Benefit Program Committee ("HBPC"). The HBPC is provided for in the 1993 Settlement Agreement and the HBPC currently consists of the Other Member, three members appointed by the Company ("Company Members"), and two members appointed by the UAW. NI and the Company Members are named as defendants in the motion. The motion alleges that NI and the Company Members impermissibly interfered with the Other Member's ability to discharge his rights and duties relating to eligibility for Plan benefits for an unknown number of non-represented employees and retirees. He requested that the court (a) find that all prior Plan eligibility determinations made by NI and the HBPC are invalid to the extent they were not based on eligibility criteria in a plan which pre-dated the Plan; and (b) find all employees or retirees who were improperly denied Plan benefits based on the application of incorrect eligibility criteria, to retroactively enroll them in the Plan, and to reimburse those retirees for costs they incurred as a result of the prior improper determinations of Plan eligibility. He estimates 1,000 non-represented employees or retirees were wrongfully denied Plan benefits. He also requested that the court direct him to oversee NI's compliance with the requested relief order. The defendants filed their response to the motion on May 11, 2017 and the Other Member filed his reply on May 17, 2017. The court overruled the Other Member's motion on October 20, 2017, and the time period for filing an appeal has lapsed.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
FATMA Notice
International Indústria Automotiva da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice (the “FATMA Notice”) in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The FATMA Notice alleged that Maxion sent waste to a facility owned and operated by a company known as Natureza (the “Natureza Facility”) and that soil and groundwater contamination had occurred at the Natureza Facility.
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at January 31, 2018), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In addition to the matter described above, there is a suit pending in the federal court of Brazil in which the federal district attorney has sued (a) FATMA, for claims related to FATMA’s actions in connection with licensing and inspection procedures related to the Natureza Facility, and (b) Selamix, as the current owner of the Natureza Facility. In this federal suit, Selamix was found liable for the contamination at the Natureza Facility due to it being the successor owner of the facility. However, the federal court’s decision does not prohibit Selamix from seeking to recover its damages from third parties that contributed to the contamination at the Natureza Facility.
In connection with the FATMA Notice, IIAA presented a motion to the district attorney of the State of Santa Catarina (the “SC District Attorney”) to set forth its defenses and correct inaccuracies in the FATMA Notice in August 2017. In September 2017, the SC District Attorney informed IIAA that it intended to present a Consent Agreement to all of the companies that sent waste to Natureza to determine the allocation of the liability for generating the waste which led to the contamination of the Natureza Facility. IIAA then filed a motion requesting that the SC District Attorney consider certain facts and circumstances prior to presenting the Consent Agreement. In January 2018, the SC District Attorney, local and state authorities, Selamix , IIAA and the 14 other companies that are alleged to have significantly contributed to the contamination met to discuss the matter. Selamix then presented three proposals for conducting a preliminary environmental assessment in the area to determine the allocation of liability among the companies. IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately US$1 million at January 31, 2018). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90 day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to an initial suspension on June 30, 2017. The District Attorney also agreed with a further suspension for an additional 90 days, but the suspension has not yet been granted by the judge. A new District Attorney assumed responsibility for the case in February 2018. Settlement discussions between IIAA and the District Attorney are on hold pending the further suspensions and the substitution of the District Attorney. There are no current demands or offers outstanding.
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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. On November 2, 2017, NIC, NI, Navistar Canada Inc. and Harbour International Trucks filed a notice of appeal. On December 8, 2017, the plaintiff filed a notice of cross-appeal. Both the appeal and cross-appeal were heard by the British Columbia Court of Appeal on February 9, 2018.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. On November 23, 2017, we filed a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was filed on November 23, 2017 and was granted on December 7, 2017.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the Manitoba putative class action lawsuit captioned Vern Brown v. Navistar International Corporation and Navistar Canada, Inc., a case management conference was held on November 17, 2017. Following the conference, the Manitoba court entered an order setting a due date of May 31, 2018, for our application to stay the Manitoba proceedings pending resolution of the N&C Action appeal.  The court also set a schedule for briefing on certification, with a certification hearing to take place the last week of January 2019.  There are no certification or other hearings scheduled in any of the other Canadian Actions at this time.
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
The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately 23 such actions are currently pending.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extended the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' schedule set forth in the case management order jointly filed on January 25, 2017. In September 2017, the plaintiffs filed a motion to further extend the case deadlines. On October 5, 2017, Judge Gottschall entered an Agreed Order Extending the Discovery Cutoff ordering that fact discovery relevant to class certification be completed by March 13, 2018 and that the class certification briefing be completed by July 31, 2018. On March 5, 2018, Judge Gottschall extended the fact discovery deadline to be completed by May 25, 2018 and ordered that the class certification briefing be completed by October 22, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in eight new named plaintiffs. As a result, the total number of named plaintiffs is now 37 and three class action cases were dismissed entirely without prejudice because there were no longer any remaining plaintiffs in those cases.
On November 11, 2017, seven plaintiffs (the “Direct Action Plaintiffs”) in the MDL moved for a separate trial and discovery schedule independent of the class action schedule. On January 2, 2018, Judge Gottschall granted in part and denied in part the Direct Action Plaintiffs’ motion, allowing two of the Direct Action Plaintiffs to begin limited discovery on plaintiff-specific issues. The parties submitted competing proposed discovery schedules. In a minute order dated January 26, 2018, Judge Gottschall declined to enter either schedule but ordered the parties to confer on a schedule for prioritizing the plaintiff-specific discovery after the close of fact discovery relevant to class certification issues.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to or at trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages. The hearing on these motions was held on December 1, 2017 and the court denied our motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. The Company intends to challenge the verdict in the Tennessee appellate court. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
Discovery in the matter is proceeding in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's Minute Order entered on July 12, 2017, the Phase I liability fact discovery was completed as of November 9, 2017. The parties are currently engaged in Phase I expert discovery. After completion of the liability phase, the court will set further dates for a remedy phase.
On May 13, 2016, the DOJ, on behalf of the EPA filed a motion for summary judgment on liability. On June 30, 2016, NIC and NI opposed the EPA's motion for summary judgment, and NIC cross-moved for summary judgment against the EPA. On March 1, 2017, the court entered a Memorandum Opinion and Order (i) granting the DOJ’s motion for summary judgment on the issue of liability with respect to NI, (ii) denying the DOJ’s motion for summary judgment on the issue of liability with respect to NIC, and (iii) denying NIC’s motion for summary judgment.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

American Intermodal Container Manufacturing
In 2014, NI began negotiating a contract manufacturing agreement (the “Manufacturing Agreement”) with American Intermodal Container Manufacturing, Inc. and American Intermodal Container Manufacturing Co., LLC (together, “AICM”), pursuant to which NI agreed to manufacture freight containers on AICM’s behalf for J.B. Hunt. Before the negotiations were completed, the members of AICM’s board became involved in a dispute regarding the ownership and control of AICM which resulted in a majority of the AICM board members acting to remove two of the other board members (the “Removed Directors”).
NI and its subsidiary, International Truck and Engine Investments Corporation (“ITEIC”), subsequently entered into the Manufacturing Agreement with AICM. On October 1, 2014, the Removed Directors filed a suit against AICM and its remaining board members (together, the “AICM Defendants”) in the Supreme Court of New York in New York County, alleging that the AICM Defendants had improperly (a) removed the Removed Directors and (b) taken control of AICM. The suit alleged: (i) breach of contract (relating to the ownership and control of AICM); (ii) promissory estoppel; (iii) tortious interference with contract; (iv) breach of fiduciary duty; (v) aiding and abetting breach of fiduciary duty; (vi) tortious interference with prospective business relations; and (vii) declaratory judgment. The Removed Directors claimed damages of not less than $50 million.
On September 29, 2016, the Removed Directors filed a Motion for Leave to Amend Complaint to add NI, ITEIC and J.B. Hunt as defendants, alleging that NI and ITEIC personnel allied and conspired with the AICM Defendants to (a) support the AICM Defendants in breaching the ownership contract of the Removed Defendants, (b) remove the Removed Directors, and (c) wrongfully interfere with certain AICM fundraising efforts. NI filed its opposition to this motion on November 9, 2016 and the Removed Directors replied on November 18, 2016. On February 7, 2018, the court issued an order granting the Removed Directors’ Motion for Leave to Amend Complaint to add claims against NI, ITEIC and J.B. Hunt for (i) tortious interference with contract and (ii) aiding and abetting breach of fiduciary duty. The court denied the Removed Directors’ request to add a claim for tortious interference with prospective business relations against NI, ITEIC and J.B. Hunt. The Removed Directors claim damages against NI, ITEIC and J.B. Hunt of not less than $50 million. NI and ITEIC intend to vigorously defend its position that they are not liable for the claims asserted by the Removed Directors.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$20 million as of January 31, 2018), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$40 million as of January 31, 2018) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On June 3, 2017, IIAA and Navitrucks filed an application to clarify certain interpretations of the Initial Award and to correct clerical errors in the Initial Award. IIAA also requested an award to (a) set the indisputable amount of the Initial Award, and (2) order Navitrucks to promptly pay such amount. On June 8, 2017, the arbitral tribunal invited IIAA and Navitrucks to present their respective comments on each other’s applications on or before June 27, 2017. On June 3, 2017 and June 27, 2017, IIAA and Navitrucks, respectively, filed their comments. On September 29, 2017, the arbitral tribunal issued a decision on the applications filed by both parties in which it rejected all of the requests made in the applications of both parties. On October 31, 2017, the arbitral tribunal issued a decision relating to the timeline for the production of technical evidence to be used in the calculation phase in which the actual monetary amount of the damages owed by each party to the other will be definitively determined.
As determined by the arbitral tribunal, IIAA (a) designated its expert assistant and disclosed the questions to be answered by the arbitral expert (official expert designated by the arbitral tribunal); (b) presented a summary of the amount that Navitrucks owes to IIAA in accordance with the previous calculation and related award issued on April 20, 2017; and (c) presented its replies to the Navitrucks' petitions. Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
In addition, another truck dealer and two truck fleet owners in Brazil have separate adversarial proceedings pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.
Other
U.S. Department of Defense Matter
In the third quarter of 2016, Navistar Defense, LLC ("ND") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from the DOD IG and the DOJ to discuss the matter.
Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. ND and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages. The parties have agreed to mediate the matter.
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its parts to the government for the period from January 1, 2006 through December 31, 2013. ND is responding to the subpoena and made its first production of responsive documents on January 25, 2018. At this time, we are unable to predict the outcome of this matter, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to original equipment manufacturers (OEMs) in South America. In addition, our Global Operations segment includes the operating results of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2018
External sales and revenues, net	$1,228	$564	$72	$38	$3	$1,905
Intersegment sales and revenues	23	4	9	21	(57)	—
Total sales and revenues, net	$1,251	$568	$81	$59	$(54)	$1,905
Income (loss) attributable to NIC, net of tax	$(7)	$137	$(7)	$20	$(216)	$(73)
Income tax expense	—	—	—	—	(15)	(15)
Segment profit (loss)	$(7)	$137	$(7)	$20	$(201)	$(58)
Depreciation and amortization	$35	$2	$3	$13	$2	$55
Interest expense	—	—	—	21	58	79
Equity in income (loss) of non-consolidated affiliates	—	1	(1)	—	—	—
Capital expenditures(B)	25	—	1	—	4	30

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2017
External sales and revenues, net	$1,017	$563	$46	$34	$3	$1,663
Intersegment sales and revenues	10	7	4	20	(41)	—
Total sales and revenues, net	$1,027	$570	$50	$54	$(38)	$1,663
Income (loss) attributable to NIC, net of tax	$(69)	$149	$(4)	$13	$(151)	$(62)
Income tax expense	—	—	—	—	(4)	(4)
Segment profit (loss)	$(69)	$149	$(4)	$13	$(147)	$(58)
Depreciation and amortization	$37	$3	$3	$13	$3	$59
Interest expense	—	—	—	20	62	82
Equity in income of non-consolidated affiliates	1	1	1	—	—	3
Capital expenditures(B)	43	—	1	—	2	46

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2018	$1,710	$647	$360	$2,052	$1,200	$5,969
October 31, 2017	1,621	632	378	2,207	1,297	6,135
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $41 million and $36 million for the three months ended January 31, 2018 and 2017, respectively.

(B)	Exclusive of purchases of equipment leased to others.
12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)
Other comprehensive income before reclassifications	—	22	(2)	20
Amounts reclassified out of accumulated other comprehensive loss	—	—	37	37
Net current-period other comprehensive income	—	22	35	57
Balance as of January 31, 2018	$—	$(261)	$(1,893)	$(2,154)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive income before reclassifications	—	(12)	—	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	—	35	35
Net current-period other comprehensive income (loss)	—	(12)	35	23
Balance as of January 31, 2017	$1	$(292)	$(2,326)	$(2,617)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended January 31,
	Location in Consolidated Statements of Operations	2018	2017
Defined benefit plans
Amortization of actuarial loss	Selling, general and administrative expenses	$28	$35
Settlements	Selling, general and administrative expenses	9	—
	Total before tax	37	35
	Tax expense	—	—
Total reclassifications for the period, net of tax		$37	$35

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions, except per share data)	2018	2017
Numerator:
Net loss attributable to Navistar International Corporation common stockholders	$(73)	$(62)

Denominator:
Weighted average shares outstanding:
Basic	98.6	81.8
Effect of dilutive securities	—	—
Diluted	98.6	81.8

Net loss per share attributable to Navistar International Corporation
Basic	$(0.74)	$(0.76)
Diluted	(0.74)	(0.76)
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
For both the three months ended January 31, 2018 and 2017, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended January 31, 2018 and 2017, the aggregate shares not included were 14 million and 15 million, respectively.
For both the three months ended January 31, 2018 and 2017, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2017. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2017 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
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
First Quarter Summary
During the first quarter of 2018, we took actions that we believe will improve our performance. The focus of our strategy includes: growing business in our Core markets, driving operational excellence with enhanced focus on quality and reliability, pursuing innovative technology solutions, leveraging the Volkswagen Truck & Bus GmbH and its subsidiaries and affiliates ("VW T&B") strategic alliance, enhancing our winning culture and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In November 2017, we issued $1.1 billion aggregate principal amount of 6.625% senior notes due 2026 (“6.625% Senior Notes”) and signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion (“Term Loan Credit Agreement”). The proceeds from the offering of our 6.625% Senior Notes were used to purchase a portion of our previously existing 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the 6.625% Senior Notes. A portion of the proceeds from our Term Loan Credit Agreement were used to repay all outstanding loans under our previously existing Term Loan, to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement, and to repurchase the remaining outstanding 8.25% Senior Notes and associated accrued but unpaid interest thereon. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes.
On November 6, 2017 the Company entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority (“Tax Exempt Bond Amendments”) to adjust various restrictive covenants included in the loan agreements relating to the Recovery Zone Facility Revenue Bonds (the "Tax Exempt Bonds"), including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company's previously existing Term Loan and the new Term Loan Credit Agreement.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. law. The Tax Act contains several provisions including the reduction of the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. The Tax Act required a remeasurement of our net domestic deferred tax assets resulting from the rate change which will be offset by a change in our valuation allowance. As such, we do not expect a material impact on our consolidated financial statements.  The Tax Act also includes the implementation of a territorial tax system and imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries, the effect of which will be largely offset with existing deferred tax assets.  For more information regarding the impact of the Tax Act, see Note 8, Income Taxes.
We remain committed to product investment to increase customer value and to focus on our Core markets. In January 2018, we announced the International® HV™ Series Mid-Range Diesel which includes a bridge formula truck for the concrete industry. In February 2018, we announced the newly updated IC Bus™ RE Series Type D school bus featuring remote diagnostics connectivity solutions. In March 2018, we announced the International® MV™ Series Mid-Range Diesel model, our new medium-duty truck. We expect to continue to announce a new or redesigned product, on average, every four to six months through 2018. By the end of 2018, we expect our entire portfolio will consist of newly designed trucks.

We continue to drive operational excellence by focusing on business in our Core markets. In February 2018, we completed the sale of our railcar business in Cherokee, Alabama.
Financial Summary
Continuing Operations Results — In the first quarter of 2018, our consolidated net sales and revenues were $1.9 billion, a 15% increase compared to the prior year quarter. The increase primarily reflects higher volumes from our Truck segment.
In the first quarter of 2018, we incurred a loss before income taxes of $51 million compared to a loss of $50 million in the prior year period. Our gross margin increased by $80 million in the first quarter of 2018, primarily due to the impact of higher volumes and a decrease in used truck losses, partially offset by an increase in Other expenses.
In the first quarter of 2018, consolidated net income attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $55 million compared to $63 million in the comparable prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the first quarter of 2018 was $104 million compared to $55 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the first quarter of 2018, we recognized income tax expense of $15 million compared to $4 million in the respective prior year period. The increase was primarily driven by geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.
In the first quarter of 2018, after income taxes, we had a net loss attributable to NIC of $73 million or $0.74 per diluted share compared to a net loss of $62 million or $0.76 per diluted share in the prior year period.
We ended the first quarter of 2018 with $975 million of consolidated cash, cash equivalents and marketable securities, compared to $1,076 million as of October 31, 2017. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an increase in inventories, lower current and non-current liabilities, and capital expenditures, partially offset by collections in accounts and finance receivables, net proceeds received from the issuance of long-term debt, and a decrease in restricted cash.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2018 as compared to the quarter ended January 31, 2017

	Three Months Ended January 31,
(in millions, except per share data and % change)	2018	2017	Change	% Change
Sales and revenues, net	$1,905	$1,663	$242	15%
Costs of products sold	1,532	1,370	162	12%
Restructuring charges	(3)	7	(10)	(143)%
Asset impairment charges	2	2	—	—%
Selling, general and administrative expenses	222	200	22	11%
Engineering and product development costs	75	63	12	19%
Interest expense	79	82	(3)	(4)%
Other expense (income), net	49	(8)	57	(713)%
Total costs and expenses	1,956	1,716	240	14%
Equity in income of non-consolidated affiliates	—	3	(3)	(100)%
Loss before income tax	(51)	(50)	(1)	2%
Income tax expense	(15)	(4)	(11)	275%
Net loss	(66)	(54)	(12)	22%
Less: Net income attributable to non-controlling interests	7	8	(1)	(13)%
Net loss attributable to Navistar International Corporation	$(73)	$(62)	$(11)	18%

Diluted loss per share(A)	$(0.74)	$(0.76)	$0.02	(3)%
Diluted weighted average shares outstanding	98.6	81.8	16.8	21%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2018	2017	Change	% Change
Truck	$1,251	$1,027	$224	22%
Parts	568	570	(2)	—%
Global Operations	81	50	31	62%
Financial Services	59	54	5	9%
Corporate and Eliminations	(54)	(38)	(16)	42%
Total	$1,905	$1,663	$242	15%
In the first quarter of 2018, Truck segment net sales increased by $224 million, or 22% compared to the first quarter of 2017. The increase is primarily due to higher volumes in Core markets, an increase in sales related to military vehicles, a shift in model mix, and the commencement of sales of GM-branded units manufactured for General Motors Company ("GM"), partially offset by a decline in the Mexico and export truck volumes. Chargeouts from Core markets increased by 24% during the first quarter of 2018 compared to the first quarter of 2017.
In the first quarter of 2018, Parts segment sales decreased by $2 million compared to the first quarter of 2017 primarily due to lower Blue Diamond Parts, LLC ("BDP") sales, partially offset by higher U.S. and Canada parts sales related to the Fleetrite™ brand.

In the first quarter of 2018, Global Operations segment net sales increased by $31 million, or 62% compared to the first quarter of 2017. The increase was driven by higher engine volumes in the South America engine operations due to improvement in the Brazilian economy.
In the first quarter of 2018, Financial Services segment net revenues increased by $5 million, or 9% compared to the first quarter of 2017. The increase is primarily driven by higher portfolio yields, higher overall finance receivable balances in Mexico and favorable movements in foreign currency exchange rates impacting the Mexican portfolio.
Costs of products sold
In the first quarter of 2018, Costs of products sold increased by $162 million compared to the first quarter of 2017. The increase was primarily driven by the impact of higher volumes in our Core markets and the impact of higher military vehicle sales, partially offset by a decrease in Mexico truck volumes and a decrease in used truck losses.
In the first quarter of 2018, we recorded a charge in our Truck segment for our used truck reserve of $10 million compared to a charge of $28 million in the respective prior year period. In the first quarter of 2018, we recorded a benefit for adjustments to pre-existing warranties of $6 million compared to $17 million in the respective prior year period. We continue to have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
Restructuring Charges
In the first quarter of 2018, Restructuring charges decreased by $10 million compared to the first quarter of 2017. The decrease was primarily driven by a charge of $6 million in the first quarter of 2017 related to the closure of the Chatham, Ontario plant, and by benefits recognized as adjustments to restructuring charges for estimated changes in the first quarter of 2018. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative ("SG&A") expenses
In the first quarter of 2018, SG&A expenses increased by $22 million compared to the first quarter of 2017 primarily due to an increase in employee compensation expenses and a pension settlement accounting charge of $9 million.
Engineering and product development costs
In the first quarter of 2018, engineering and product development costs increased by $12 million compared to the first quarter of 2017 primarily due to our development agreements with VW T&B involving the payment of certain future engine and transmission development costs.
Other (income) expense, net
In the first quarter of 2018, Other expenses increased by $57 million compared to the first quarter of 2017. The increase was primarily driven by $46 million of charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our 8.25% Senior Notes and refinancing of our previous Term Loan.
Income tax expense
In the first quarter of 2018, Income tax expense increased by $11 million compared to the first quarter of 2017. The increase was primarily driven by geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of the net income attributable to non-controlling interests in 2018 and 2017 relates to Ford Motor Company's non-controlling interest in BDP.
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

Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2018	2017	Change	% Change
Truck segment sales, net	$1,251	$1,027	$224	22%
Truck segment loss	(7)	(69)	62	90%
Segment sales
In the first quarter of 2018, our Truck segment net sales increased by $224 million, or 22%, compared to the first quarter of 2017. The increase is primarily due to higher volumes in our Core markets, an increase in military sales, a shift in model mix, and the commencement of sales of GM-branded units manufactured for GM, partially offset by a decline in our Mexico and export truck volumes. Chargeouts from our Core markets increased by 24% during the first quarter of 2018 compared to the first quarter of 2017, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 56% increase in Class 8 heavy trucks, a 17% increase in Class 8 severe service trucks, a 13% increase in medium trucks, and a 6% increase in school buses compared to the first quarter of 2017.
Segment loss
In the first quarter of 2018, our Truck segment results improved by $62 million, or 90%, compared to the first quarter of 2017. The improvement is primarily driven by the impact of higher volumes in our Core markets, a decrease in used truck losses, and an increase in our military sales margins, partially offset by higher SG&A expenses.
In the first quarter of 2018, we recorded a charge in our Truck segment for our used truck reserve of $10 million compared to a charge of $28 million in the respective prior year period. In the first quarter of 2018, we recorded a benefit in our Truck segment for adjustments to pre-existing warranties of $6 million compared to $8 million in the respective prior year period. We continue to have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations.
Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2018	2017	Change	% Change
Parts segment sales, net	$568	$570	$(2)	—%
Parts segment profit	137	149	(12)	(8)%
Segment sales
In the first quarter of 2018, our Parts segment sales decreased by $2 million compared to the first quarter of 2017 primarily due to lower BDP sales, partially offset by higher U.S. and Canada parts sales related to the Fleetrite™ brand.
Segment profit
In the first quarter of 2018, our Parts segment profit decreased by $12 million, or 8%, compared to the first quarter of 2017 primarily due to lower BDP margins, higher freight-related expenses and intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2018	2017	Change	% Change
Global Operations segment sales, net	$81	$50	$31	62%
Global Operations segment loss	(7)	(4)	(3)	(75)%

Segment sales
In the first quarter of 2018, our Global Operations segment net sales increased by $31 million, or 62%, compared to the first quarter of 2017. The increase was primarily driven by higher engine volumes in our South America engine operations due to improvement in the Brazilian economy.
Segment loss
In the first quarter of 2018, our Global Operations segment loss increased by $3 million, or 75%, compared to the first quarter of 2017. The increase in segment loss was driven by a one-time benefit in the first quarter of 2017 of $9 million related to an adjustment to pre-existing warranties, partially offset by the impact of higher engine volumes and a benefit recognized as an adjustment to restructuring charges.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2018	2017	Change	% Change
Financial Services segment revenues, net	$59	$54	$5	9%
Financial Services segment profit	20	13	7	54%
Segment revenues
In the first quarter of 2018, our Financial Services segment net revenues increased by $5 million, or 9%, compared to the first quarter of 2017. The increase is primarily driven by higher portfolio yields, higher overall finance receivable balances in Mexico and favorable movements in foreign currency exchange rates impacting our Mexican portfolio.
Segment profit
In the first quarter of 2018, our Financial Services segment profit increased by $7 million, or 54%, compared to the first quarter of 2017. The increase is primarily driven by a decrease in the provision for loan losses in Mexico and improved interest margins.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	5,900	7,400	(1,500)	(20)%
Class 6 and 7 medium trucks	22,900	19,800	3,100	16%
Class 8 heavy trucks	44,000	32,000	12,000	38%
Class 8 severe service trucks	17,100	13,700	3,400	25%
Total Core markets	89,900	72,900	17,000	23%
Combined class 8 trucks	61,100	45,700	15,400	34%
Navistar Core retail deliveries	13,200	10,800	2,400	22%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	20%	23%	25%	29%	20%
Class 8 heavy trucks	11%	14%	10%	11%	9%
Class 8 severe service trucks	12%	16%	12%	11%	13%
Combined class 8 trucks	11%	15%	11%	11%	10%

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

	Three Months Ended January 31,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,000	2,100	900	43%
Class 6 and 7 medium trucks	9,000	6,500	2,500	38%
Class 8 heavy trucks	9,300	3,700	5,600	151%
Class 8 severe service trucks	2,300	2,100	200	10%
Total Core markets	23,600	14,400	9,200	64%
Combined class 8 trucks	11,600	5,800	5,800	100%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

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

	As of January 31,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,800	2,400	400	17%
Class 6 and 7 medium trucks	9,100	6,500	2,600	40%
Class 8 heavy trucks(B)	11,600	5,500	6,100	111%
Class 8 severe service trucks(B)	2,600	2,400	200	8%
Total Core markets	26,100	16,800	9,300	55%
Combined class 8 trucks	14,200	7,900	6,300	80%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

(B)
As of January 31, 2017, backlog for Class 8 heavy trucks was overstated by 3,100 units and backlog for Class 8 severe service trucks was understated by 3,100 units. As a result, the respective amounts above were reclassified accordingly. The reclassification did not impact our Consolidated Statements of Operations or our Consolidated Balance Sheets.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended January 31,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	1,900	1,800	100	6%
Class 6 and 7 medium trucks	4,400	3,900	500	13%
Class 8 heavy trucks	4,200	2,700	1,500	56%
Class 8 severe service trucks	2,100	1,800	300	17%
Total Core markets	12,600	10,200	2,400	24%
Non "Core" military	200	200	—	—%
Other markets(B)	1,100	1,700	(600)	(35)%
Total worldwide units	13,900	12,100	1,800	15%
Combined class 8 trucks	6,300	4,500	1,800	40%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Other markets primarily consist of Export Truck and Mexico.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	January 31, 2018	October 31, 2017
Consolidated cash and cash equivalents	$699	$706
Consolidated marketable securities	276	370
Consolidated cash, cash equivalents, and marketable securities	$975	$1,076

	As of
(in millions)	January 31, 2018	October 31, 2017
Manufacturing operations	$947	$1,036
Financial Services operations	28	40
Consolidated cash, cash equivalents, and marketable securities	$975	$1,076
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
Consolidated cash, cash equivalents, and marketable securities totaled $975 million at January 31, 2018, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $125 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $13 million liquidity block. As of January 31, 2018, we had no borrowings, and we have limited availability to borrow, under the Amended and Restated Asset-Based Credit Facility. However, we maintain capacity under our various debt arrangements to incur incremental debt. Additionally, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.

Our Manufacturing operations sold $1.6 billion of wholesale notes and accounts receivable to our Financial Services operations during the three months ended January 31, 2018. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.3 billion as of January 31, 2018. Our Financial Services operations also make loans and provide dividends, return of capital and tax upstreams to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $91 million at January 31, 2018.
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). During the three months ended January 31, 2018, our borrowings under the Intercompany Used Truck Loan remained at $29 million. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the three months ended January 31, 2018, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million. Our Financial Services operations in Mexico extends working capital loans to our Manufacturing operations in Mexico for orders received. During the three months ended January 31, 2018, the borrowings of our Manufacturing operations in Mexico under these loan agreements remained at $55 million.
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
As of January 31, 2018, the aggregate amount available to fund finance receivables under our Financial Services facilities was $634 million. Included under our Financial Services facilities is the NFC bank credit facility. The revolving portion of the facility matures in September 2021 and the term loan portion of the facility matures in June 2018. The borrowings on the revolving portion of the NFC amended and extended bank credit facility totaled $124 million as of January 31, 2018. The balance of the term loan portion of the facility was $74 million as of January 31, 2018.
In November 2017, we issued $1.1 billion aggregate principal amount of 6.625% Senior Notes and signed a $1.6 billion Term Loan Credit Agreement. The proceeds from the offering of our 6.625% Senior Notes were used to purchase a portion of our previously existing 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the 6.625% Senior Notes. A portion of the proceeds from our Term Loan Credit Agreement were used to repay all outstanding loans under our then-existing Term Loan, to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement, and to repurchase the remaining outstanding 8.25% Senior Notes and associated accrued but unpaid interest thereon. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes.
On November 6, 2017, the Company entered into Tax Exempt Bond Amendments to adjust various restrictive covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company’s previously existing Term Loan and the new Term Loan Credit Agreement.
In December 2017, the maturity date of the variable funding notes ("VFN") facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million.
In January 2018, the maturity date of the $100 million Truck Retail Accounts Corporation ("TRAC") funding facility was extended from April 2018 to January 2019.
During fiscal 2018, our Manufacturing operations expect to repurchase, or otherwise retire, our 4.50% Senior Subordinated Convertible Notes, due 2018. Our Financial Services operations expect to refinance the term loan portion of the NFC bank credit facility and the $300 million NFSC investor notes.

Cash Flow Overview

	Three Months Ended January 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(237)	$161	$(76)
Net cash provided by investing activities	39	22	61
Net cash provided by (used in) financing activities	198	(192)	6
Effect of exchange rate changes on cash and cash equivalents	5	(3)	2
Increase (decrease) in cash and cash equivalents	5	(12)	(7)
Cash and cash equivalents at beginning of the period	666	40	706
Cash and cash equivalents at end of the period	$671	$28	$699

	Three Months Ended January 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(229)	$251	$22
Net cash provided by (used in) investing activities	(213)	6	(207)
Net cash provided by (used in) financing activities	188	(241)	(53)
Effect of exchange rate changes on cash and cash equivalents	(1)	8	7
Increase (decrease) in cash and cash equivalents	(255)	24	(231)
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$506	$67	$573
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $237 million and $229 million in the three months ended January 31, 2018 and 2017, respectively. The higher use of cash from operating activities in 2018 compared to 2017 was primarily attributable to lower accounts payable and higher inventories partially offset by an increase in the collection of accounts receivable, a decrease in current and noncurrent assets and an increase in current and noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $79 million and $66 million in the three months ended January 31, 2018 and 2017, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $39 million in the three months ended January 31, 2018, compared to cash used in investing activities of $213 million in the three months ended January 31, 2017. The net increase in cash flow from investing activities in 2018 compared to 2017 was primarily attributable to lower purchases and higher sales and maturities of marketable securities partially offset by an increase in the amount of restricted cash and higher purchases of equipment leased to others.

Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $198 million and $188 million in the three months ended January 31, 2018 and 2017, respectively. The net increase in cash flow from financing activities in 2018 compared to 2017 was primarily attributable to higher proceeds from the issuance of long-term debt, higher proceeds from finance lease obligations and lower repayments of loans to our Financial Services operations including funding under the Intercompany Used Truck Loan, partially offset by higher repayments of long-term debt and higher debt issuance costs and discount.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $161 million and $251 million in the three months ended January 31, 2018 and 2017, respectively. The decrease in cash provided by operating activities in 2018 was primarily due to a lower decline in the level of finance receivables funded, partially offset by an increase in segment profit of our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $18 million for both the three months ended January 31, 2018 and 2017.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash provided by investing activities was $22 million and $6 million in the three months ended January 31, 2018 and 2017, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses, respectively, of cash from investing activities in 2018 and 2017. The increase in cash provided by investing activities in the current period was primarily due to a decline in restricted cash levels required which resulted from a decline in secured borrowing capacity. This increase in cash provided was partially offset by an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $192 million and $241 million in the three months ended January 31, 2018 and 2017, respectively. The net decrease in cash used in financing activities in 2018 was primarily due to the lower decline in borrowing levels associated with the lower decline in the level of finance receivables funded, partially offset by lower intercompany loan repayments received from the Manufacturing operations.
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
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2018	2017
Loss attributable to NIC, net of tax	$(73)	$(62)
Plus:
Depreciation and amortization expense	55	59
Manufacturing interest expense(A)	58	62
Less:
Income tax expense	(15)	(4)
EBITDA	$55	$63
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended January 31,
(in millions)	2018	2017
Interest expense	$79	$82
Less: Financial services interest expense	21	20
Manufacturing interest expense	$58	$62

Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2018	2017
EBITDA (reconciled above)	$55	$63
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	(6)	(17)
Asset impairment charges(B)	2	2
Restructuring of manufacturing operations(C)	(3)	7
EGR product litigation(D)	1	—
Debt refinancing charges(E)	46	—
Pension settlement(F)	9	—
Total adjustments	49	(8)

Adjusted EBITDA	$104	$55
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

(B)
In the first quarter of 2018, we recorded $2 million of impairment charges related to the sale of our railcar business in Cherokee, Alabama. In the first quarter of 2017, we recorded $2 million of asset impairment charges related to certain long-lived assets in our Truck segment.

(C)
In the first quarter of 2018, we recorded benefits of $3 million related to adjustments for restructuring in our Truck and Global Operations segments. In the first quarter of 2017, we recorded $7 million of restructuring charges related to the 2011 closure of our Chatham, Ontario plant.

(D)	In the first quarter of 2018, we recognized an additional charge of $1 million for a jury verdict related to the Milan Maxxforce engine EGR product litigation in our Truck segment.

(E)
In the first quarter of 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our 8.25% Senior Notes and the refinancing of our previously existing Term Loan.

(F)
In the first quarter of 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, we recorded a pension settlement accounting charge of $9 million in SG&A expenses.

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

For the three months ended January 31, 2018 and 2017, we contributed $21 million and $22 million respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $113 million during the remainder of 2018. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2019 through 2021, we will be required to contribute $140 million to $190 million per year to the Plans, depending on asset performance and discount rates.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011 and were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has proposed a heavy duty phase 2 GHG rulemaking, which may be more stringent than EPA and NHTSA phase 2 rules.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. California also in 2014 adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024, but has not to date formally commenced any further NOx regulations. EPA and the California Air Resources Board (CARB) may also consider other actions, including extended emission warranties. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2017. During the three months ended January 31, 2018, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2017. During the three months ended January 31, 2018, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Act was signed into U.S. law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, includes a reduction to the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018; the imposition of a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries, resulting in a one-time transition tax; changes to limits on the deductions for executive compensation and interest expense; a tax on global intangible low‐taxed income ("GILTI"); a base erosion anti‐abuse tax ("BEAT"); and a deduction for foreign derived intangible income ("FDII"). The changes attributable to the Tax Act are complex and subject to additional guidance to be issued by the U.S. Treasury and the Internal Revenue Service. In addition, the reaction to the federal tax changes by the individual states is evolving. While we continue to examine the impact the Tax Act may have on our business, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law.
Other than the risk factor above, during the three months ended January 31, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:	Description	Page
(10)	Material Contracts	E-1
(10.95)	Amendment No. 2 to the Third Amended and Restated Credit Agreement	N/A
(10.96)	Amendment No. 1 to the Senior Secured Term Loan Facility Credit Agreement	N/A
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 8, 2018