Form 10-Q
period 2018-04-30
NAVISTAR INTERNATIONAL CORP
filed 2018-06-05
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2018, the number of shares outstanding of the registrant’s common stock was 98,774,412, net of treasury shares.

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 which was filed on December 19, 2017, and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, which was filed on March 8, 2018, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
Available Information
We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States ("U.S.") Securities and Exchange Commission ("SEC"). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2018	2017	2018	2017
Sales and revenues
Sales of manufactured products, net	$2,382	$2,063	$4,249	$3,692
Finance revenues	40	33	78	67
Sales and revenues, net	2,422	2,096	4,327	3,759
Costs and expenses
Costs of products sold	1,987	1,776	3,519	3,146
Restructuring charges	1	2	(2)	9
Asset impairment charges	1	5	3	7
Selling, general and administrative expenses	220	221	442	421
Engineering and product development costs	75	65	150	128
Interest expense	79	89	158	171
Other expense (income), net	(9)	9	40	1
Total costs and expenses	2,354	2,167	4,310	3,883
Equity in income of non-consolidated affiliates	—	2	—	5
Income (loss) before income tax	68	(69)	17	(119)
Income tax expense	(7)	(6)	(22)	(10)
Net income (loss)	61	(75)	(5)	(129)
Less: Net income attributable to non-controlling interests	6	5	13	13
Net income (loss) attributable to Navistar International Corporation	$55	$(80)	$(18)	$(142)

Income (loss) per share attributable to Navistar International Corporation:
Basic	$0.56	$(0.86)	$(0.18)	$(1.62)
Diluted	0.55	(0.86)	(0.18)	(1.62)

Weighted average shares outstanding:
Basic	98.8	93.3	98.7	87.5
Diluted	99.5	93.3	98.7	87.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net income (loss)	$61	$(75)	$(5)	$(129)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28)	4	(6)	(8)
Defined benefit plans, net of tax	28	34	63	69
Total other comprehensive income	—	38	57	61
Comprehensive income (loss)	61	(37)	52	(68)
Less: Net income attributable to non-controlling interests	6	5	13	13
Total comprehensive income (loss) attributable to Navistar International Corporation	$55	$(42)	$39	$(81)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30, 2018	October 31, 2017
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,100	$706
Restricted cash and cash equivalents	40	83
Marketable securities	40	370
Trade and other receivables, net	313	391
Finance receivables, net	1,656	1,565
Inventories, net	1,167	857
Other current assets	201	188
Total current assets	4,517	4,160
Restricted cash	52	51
Trade and other receivables, net	13	13
Finance receivables, net	242	220
Investments in non-consolidated affiliates	54	56
Property and equipment (net of accumulated depreciation and amortization of $2,462 and $2,474, respectively)	1,299	1,326
Goodwill	38	38
Intangible assets (net of accumulated amortization of $139 and $135, respectively)	34	40
Deferred taxes, net	129	129
Other noncurrent assets	109	102
Total assets	$6,487	$6,135
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,504	$1,169
Accounts payable	1,500	1,292
Other current liabilities	1,057	1,184
Total current liabilities	4,061	3,645
Long-term debt	3,846	3,889
Postretirement benefits liabilities	2,422	2,497
Other noncurrent liabilities	685	678
Total liabilities	11,014	10,709
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,729	2,733
Accumulated deficit	(4,951)	(4,933)
Accumulated other comprehensive loss	(2,154)	(2,211)
Common stock held in treasury, at cost (4.3 and 4.6 shares, respectively)	(166)	(179)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,530)	(4,578)
Stockholders’ equity attributable to non-controlling interests	3	4
Total stockholders’ deficit	(4,527)	(4,574)
Total liabilities and stockholders’ deficit	$6,487	$6,135

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2018	2017
Cash flows from operating activities
Net loss	$(5)	$(129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	75
Depreciation of equipment leased to others	36	37
Deferred taxes, including change in valuation allowance	1	(2)
Asset impairment charges	3	7
Amortization of debt issuance costs and discount	15	23
Stock-based compensation	21	12
Provision for doubtful accounts	3	7
Equity in income of non-consolidated affiliates, net of dividends	4	1
Write-off of debt issuance costs and discount	43	4
Other non-cash operating activities	(13)	(9)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(278)	(133)
Net cash used in operating activities	(97)	(107)
Cash flows from investing activities
Purchases of marketable securities	(148)	(589)
Sales of marketable securities	460	440
Maturities of marketable securities	18	17
Net change in restricted cash and cash equivalents	42	(48)
Capital expenditures	(53)	(66)
Purchases of equipment leased to others	(92)	(37)
Proceeds from sales of property and equipment	5	14
Investments in non-consolidated affiliates	—	(2)
Net payments for sales of affiliates	(3)	—
Net cash provided by (used in) investing activities	229	(271)
Cash flows from financing activities
Proceeds from issuance of securitized debt	27	5
Principal payments on securitized debt	(34)	(56)
Net change in secured revolving credit facilities	5	21
Proceeds from issuance of non-securitized debt	2,805	383
Principal payments on non-securitized debt	(2,589)	(278)
Net change in notes and debt outstanding under revolving credit facilities	74	42
Principal payments under financing arrangements and capital lease obligations	—	(1)
Debt issuance costs	(33)	(18)
Proceeds from financed lease obligations	38	16
Issuance of common stock	—	256
Stock issuance costs	—	(11)
Proceeds from exercise of stock options	5	3
Dividends paid by subsidiaries to non-controlling interest	(14)	(15)
Other financing activities	(15)	(3)
Net cash provided by financing activities	269	344
Effect of exchange rate changes on cash and cash equivalents	(7)	1
Increase (decrease) in cash and cash equivalents	394	(33)
Cash and cash equivalents at beginning of the period	706	804
Cash and cash equivalents at end of the period	$1,100	$771

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income (loss)	—	—	—	(18)	—	—	13	(5)
Total other comprehensive income	—	—	—	—	57	—	—	57
Stock-based compensation	—	—	7	—	—	—	—	7
Stock ownership programs	—	—	(10)	—	—	13	—	3
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(14)	(14)
Issuance of common stock	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—	—
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Other	—	—	—	—	—	—	—	—
Balance as of April 30, 2018	$2	$10	$2,729	$(4,951)	$(2,154)	$(166)	$3	$(4,527)
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(142)	—	—	13	(129)
Total other comprehensive income	—	—	—	—	61	—	—	61
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(13)	—	—	14	—	1
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(15)	(15)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Stock deferral and issuance - directors	—	—	—	—	—	—	—	—
Other	—	(1)	—	—	—	—	1	—
Balance as of April 30, 2017	$2	$10	$2,732	$(5,105)	$(2,579)	$(191)	$4	$(5,127)

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
Our fiscal year ends on October 31. As such, all references to 2018, 2017, and other years contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $30 million and $49 million and liabilities of $9 million and $13 million as of April 30, 2018 and October 31, 2017, respectively, including $16 million and $10 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $833 million and $869 million as of April 30, 2018 and October 31, 2017, respectively, and liabilities of $740 million and $754 million as of April 30, 2018 and October 31, 2017, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $361 million and $278 million as of April 30, 2018 and October 31, 2017, respectively, and corresponding liabilities of $207 million and $194 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with Volkswagen Truck & Bus GmbH and its subsidiaries and affiliates ("VW T&B") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We have also entered into development agreements with VW T&B involving certain engine and transmission projects. This development work is being expensed as incurred. For the three and six months ended April 30, 2018, revenue recognized was approximately $41 million and $81 million, respectively, compared to $27 million and $42 million in the comparable prior year periods. For the three and six months ended April 30, 2018, expenses incurred were $8 million and $19 million, respectively, compared to $2 million for both the three and six months ended April 30, 2017, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from VW T&B was $14 million and $13 million as of April 30, 2018 and October 31, 2017, respectively. Our payable to VW T&B was $22 million and $5 million as of April 30, 2018 and October 31, 2017, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $206 million at both April 30, 2018 and October 31, 2017, offset by reserves of $63 million and $110 million, respectively.
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
The following table presents the activity in our used truck reserve:

	Six Months Ended April 30,
(in millions)	2018	2017
Balance at beginning of period	$110	$208
Additions charged to expense(A)	22	88
Deductions/Other adjustments(B)	(69)	(80)
Balance at end of period	$63	$216
_________________________

(A)
Additions charged to expense reflect the increase of the reserve for inventory on hand. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which had a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity. In the second quarter of 2017, we recorded a charge of $60 million in Costs of Products Sold in our Consolidated Statements of Operations.

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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2018	2017
Balance at beginning of period	$629	$818
Costs accrued and revenues deferred	84	87
Currency translation adjustment	—	(1)
Adjustments to pre-existing warranties(A)	—	(10)
Payments and revenues recognized	(162)	(206)
Balance at end of period	551	688
Less: Current portion	265	352
Noncurrent accrued product warranty and deferred warranty revenue	$286	$336
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

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $250 million and $271 million at April 30, 2018 and October 31, 2017, respectively. Revenue recognized under our extended warranty programs was $27 million and $56 million for the three and six months ended April 30, 2018, respectively, and $47 million and $81 million for the three and six months ended April 30, 2017, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2018, approximately 7,400, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") will expire in October 2018 and we will be in negotiations with the UAW to enter into a new collective bargaining agreement. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Issued Accounting Standards
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". This ASU updates the income tax accounting in U.S. GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 8, Income Taxes.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". This ASU provides guidance on a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the effect of the tax rate change resulting from the Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a prospective transition. We do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. Adoption will require a modified retrospective transition with an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We continue to evaluate the requirements of the standard and its application to our business. We are analyzing the ASU’s impact on our portfolio of customer contracts which may result in a change in the timing or the amount of revenue recognized in comparison with current guidance. We are also evaluating enhanced disclosure requirements and identifying and implementing appropriate changes to our business processes, systems and internal control framework to support recognition and disclosure under the new guidance. We will adopt this ASU in the first quarter of fiscal 2019 on a modified retrospective basis, with the cumulative effect adjustment recognized into Accumulated deficit as of November 1, 2018.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2017	Additions	Payments	Adjustments	Balance at April 30, 2018
Employee termination charges	$14	$1	$(5)	$(3)	$7
Lease vacancy	—	—	—	—	—
Other	1	—	—	—	1
Restructuring liability	$15	$1	$(5)	$(3)	$8

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at April 30, 2017
Employee termination charges	$5	$8	$(3)	$(1)	$9
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$8	$(4)	$(1)	$10
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
Global operations employee separation actions
In the fourth quarter of 2017, we initiated cost-reduction actions impacting our workforce in Brazil. As a result of these actions, we recognized restructuring charges of $6 million in personnel costs for employee separation and related benefits. In the first six months of 2018, we recognized a benefit of $1 million upon the completion of these separation actions. This benefit was recorded in our Global operations segment within Restructuring charges in our Consolidated Statements of Operations.
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges in Costs of products sold in our Consolidated Statements of Operations. In the first six months of 2018, we recognized a benefit of $2 million related to the finalized cessation of production agreement. This benefit was recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. Production at the Melrose Park Facility ceased on May 17, 2018.
Asset Impairments
In the six months ended April 30, 2018, we concluded that we had triggering events related to the sale of our railcar business in Cherokee, Alabama requiring the impairment of certain long-lived assets. As a result, a charge of $2 million was recorded in our Truck segment. In February 2018, we completed the sale of the business.
In the six months ended April 30, 2018 and 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $1 million and $7 million, respectively, in our Truck segment.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 9, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.3 billion and $2.2 billion as of April 30, 2018 and October 31, 2017, respectively. Included in total assets of our Financial Services operations were finance receivables of $1.9 billion and $1.8 billion as of April 30, 2018 and October 31, 2017, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	April 30, 2018	October 31, 2017
Retail portfolio	$674	$559
Wholesale portfolio	1,246	1,246
Total finance receivables	1,920	1,805
Less: Allowance for doubtful accounts	22	20
Total finance receivables, net	1,898	1,785
Less: Current portion, net(A)	1,656	1,565
Noncurrent portion, net	$242	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2018 and October 31, 2017, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $805 million and $797 million as of April 30, 2018 and October 31, 2017, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $238 million and $163 million as of April 30, 2018 and October 31, 2017, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Retail notes and finance leases revenue	$13	$10	$24	$19
Wholesale notes interest	24	24	49	47
Operating lease revenue	17	16	35	33
Retail and wholesale accounts interest	9	6	14	11
Gross finance revenues	63	56	122	110
Less: Intercompany revenues	23	23	44	43
Finance revenues	$40	$33	$78	$67
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Three Months Ended April 30, 2018				Three Months Ended April 30, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$18	$3	$29	$50	$19	$2	$28	$49
Provision for doubtful accounts	3	—	(1)	2	1	—	—	1
Charge-off of accounts	(2)	—	—	(2)	(1)	—	—	(1)
Recoveries	1	—	—	1	—	—	—	—
Other(A)	(1)	—	(1)	(2)	2	—	—	2
Allowance for doubtful accounts, at end of period	$19	$3	$27	$49	$21	$2	$28	$51

	Six Months Ended April 30, 2018				Six Months Ended April 30, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$17	$3	$28	$48	$19	$2	$28	$49
Provision for doubtful accounts	3	—	—	3	6	—	1	7
Charge-off of accounts	(3)	—	—	(3)	(4)	—	(1)	(5)
Recoveries	2	—	—	2	—	—	—	—
Other(A)	—	—	(1)	(1)	—	—	—	—
Allowance for doubtful accounts, at end of period	$19	$3	$27	$49	$21	$2	$28	$51
____________________

(A)    Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	April 30, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$17	$—	$17	$16	$—	$16
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	7	—	7
Finance receivables on non-accrual status	17	—	17	16	—	16
The average balances of the impaired finance receivables in the retail portfolio were $18 million and $17 million during the six months ended April 30, 2018 and 2017, respectively. See Note 9, Fair Value Measurements, for information on the valuation of impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$607	$1,244	$1,851	$524	$1,244	$1,768
30-90 days past due	52	2	54	21	1	22
Over 90 days past due	15	—	15	14	1	15
Total finance receivables	$674	$1,246	$1,920	$559	$1,246	$1,805
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	April 30, 2018	October 31, 2017
Finished products	$692	$584
Work in process	152	33
Raw materials	323	240
Total inventories, net	$1,167	$857

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	April 30, 2018	October 31, 2017
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $8 and unamortized debt issuance costs of $12	$1,576	$—
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $7 and unamortized debt issuance costs of $9	—	1,003
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $18	1,082	—
8.25% Senior Notes, due 2022, net of unamortized discount of $13 and unamortized debt issuance costs of $14	—	1,423
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $3 and $5, respectively, and unamortized debt issuance costs of less than $1 and $1, respectively	197	194
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $10 and $14, respectively, and unamortized debt issuance costs of $2 and $3, respectively	399	394
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	126	130
Other	29	43
Total Manufacturing operations debt	3,629	3,407
Less: Current portion	667	286
Net long-term Manufacturing operations debt	$2,962	$3,121

(in millions)	April 30, 2018	October 31, 2017
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $3 and $5, respectively	$837	$849
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023, net of unamortized debt issuance costs of $1 and $2, respectively	691	616
Commercial paper, at variable rates, program matures in 2022	86	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	107	94
Total Financial Services operations debt	1,721	1,651
Less: Current portion	837	883
Net long-term Financial Services operations debt	$884	$768
Manufacturing Operations
6.625% Senior Notes
On November 6, 2017, we issued $1.1 billion in aggregate principal amount of 6.625% senior notes, due 2026 ("6.625% Senior Notes"). Interest is payable on the 6.625% Senior Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. In connection with the retiring of our 8.25% Senior Notes, we also commenced a cash tender offer ("Tender Offer"), which resulted in the purchase of $1,051 million aggregate principal amount, or 72.50% of the total outstanding 8.25% Senior Notes at a purchase price of $1,003.80 per $1,000 principal amount, plus accrued and unpaid interest. The proceeds from the 6.625% Senior Notes offering were used to repurchase a portion of our previously existing 8.25% Senior Notes under the Tender Offer, to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 6.625% Senior Notes. In the first quarter of 2018, we recorded approximately $30 million of charges related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the Senior Notes, included in Other expense (income), net on our Consolidated Statement of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Secured Term Loan Credit Agreement
On November 6, 2017, we signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion ("Term Loan Credit Agreement"), guaranteed by Navistar International Corporation and twelve of its subsidiaries. Under the terms of the Term Loan Credit Agreement, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds from the Term Loan Credit Agreement was used to repay all outstanding loans under our previously existing term loan ("Term Loan"), to redeem the remaining portion of the previously outstanding 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes. In the first quarter of 2018, we recorded approximately $16 million of charges related to the extinguishment of unamortized debt issuance costs associated with the Term Loan, included in Other expense (income), net on our Consolidated Statement of Operations.
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
Financial Services Operations
In May 2016, NFC amended and extended its 2011 bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. In September 2017, the revolving portion of the bank credit facility was amended and extended to a maturity date of September 2021, with the facility maximum reduced from $275 million to $269 million effective in June 2018. The amendment allowed NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments. On June 1, 2018, in accordance with the terms of the amended bank credit facility, the term loan portion was paid in full.
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
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2018, we contributed $32 million and $53 million, respectively, and for the three and six months ended April 30, 2017, we contributed $24 million and $46 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $81 million to our pension plans during the remainder of 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and six months ended April 30, 2018, and 2017, as well as anticipated contributions for the remainder of 2018, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the three and six months ended April 30, 2018 and 2017 is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost for benefits earned during the period	$2	$2	$1	$2	$4	$4	$2	$3
Interest on obligation	27	26	11	12	54	53	22	24
Amortization of cumulative loss	27	30	2	5	53	59	4	11
Settlements	—	—	—	—	9	—	—	—
Contractual termination benefits	—	—	—	—	—	1	—	—
Premiums on pension insurance	—	4	—	—	2	8	—	—
Expected return on assets	(41)	(39)	(6)	(6)	(81)	(79)	(12)	(12)
Net periodic benefit expense	$15	$23	$8	$13	$41	$46	$16	$26
In the six months ended April 30, 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, a net actuarial loss of $2 million was recognized as a component of Accumulated other comprehensive loss and a pension settlement accounting expense of $9 million was recognized in SG&A expenses in our Consolidated Statements of Operations.
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
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $11 million and $18 million in the three and six months ended April 30, 2018, respectively, and $9 million and $16 million in the three and six months ended April 30, 2017, respectively.
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
The Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries and results in a one-time transition tax. We have provisionally determined that any additional foreign earnings included in taxable income due to deemed repatriation and related income taxes will be offset with existing deferred tax assets. The deferred tax impact has a valuation allowance offset, resulting in no impact on our income tax expense or net income. Our estimates related to the deemed repatriation may change as the Company determines the effect of foreign earnings, foreign cash balances and any regulatory guidance.
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
We have not completed our accounting for the income tax effects of the Tax Act. However, we have computed estimates or “provisional” amounts as permitted by the SEC’s Staff Accounting Bulletin No. 118 (“SAB”) issued on December 22, 2017. Under the SAB companies are allowed a measurement period of up to one year from the date of enactment to complete the accounting for the effects of the Tax Act. We will continue to evaluate the Tax Act’s impact, which may change as a result of additional Treasury guidance, federal or state legislative actions, or changes in accounting standards or related interpretations. The Company’s analyses performed to date are sufficient to calculate a reasonable estimate of the impacts of the Tax Act.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on the majority of our U.S. deferred tax assets as well as certain foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realized based on our analysis of the relevant facts and circumstances. For all remaining deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2018, the amount of liability for uncertain tax positions was $30 million. The liability at April 30, 2018 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of income tax expense. For the three and six months ended April 30, 2018 and 2017, total interest and penalties related to our uncertain tax positions resulted in an income tax expense of less than $1 million for both periods.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We have open tax years back to 2001 with various significant taxing jurisdictions, including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—We classify as cash equivalents and restricted cash equivalents highly liquid investments, with an original maturity of 90 days or less, which may include U.S. government and federal agency securities, commercial paper, and other highly liquid investments. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
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
Impaired Finance Receivables and Impaired Assets Under Operating Leases—Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 4, Allowance for Doubtful Accounts, and for more information regarding impaired assets under operating leases, see Note 2, Restructurings and Impairments.
Impaired Property, Plant and Equipment—We measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. For more information regarding the impairment of property, plant and equipment, see Note 2, Restructurings and Impairments.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2018				As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$40	$—	$—	$40	$370	$—	$—	$370
Derivative financial instruments:
Commodity forward contracts(A)	—	9	—	9	—	3	—	3
Foreign currency contracts(A)	—	3	—	3	—	3	—	3
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$40	$13	$—	$53	$370	$7	$—	$377
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts(C)	—	3	—	3	—	1	—	1
Guarantees	—	—	27	27	—	—	21	21
Total liabilities	$—	$3	$27	$30	$—	$2	$21	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Guarantees, at beginning of period	$(25)	$(23)	$(21)	$(23)
Transfers out of Level 3	—	—	—	—
Issuances	(3)	2	(8)	1
Settlements	1	2	2	3
Guarantees, at end of period	$(27)	$(19)	$(27)	$(19)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$182	$182	$187
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,604	1,604	1,576
6.625% Senior Notes, due 2026	—	1,144	—	1,144	1,082
4.50% Senior Subordinated Convertible Notes, due 2018(A)	202	—	—	202	197
4.75% Senior Subordinated Convertible Notes, due 2019(A)	423	—	—	423	399
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	239	—	239	220
Financed lease obligations	—	—	126	126	126
Other	—	—	26	26	26
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	838	838	837
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	671	671	691
Commercial paper, at variable rates, program matures in 2022	87	—	—	87	86
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	—	—	105	105	107

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$161
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, as Amended, due 2020	—	—	1,019	1,019	1,003
8.25% Senior Notes, due 2022	1,450	—	—	1,450	1,423
4.50% Senior Subordinated Convertible Notes, due 2018(A)	208	—	—	208	194
4.75% Senior Subordinated Convertible Notes, due 2019(A)	446	—	—	446	394
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	243	—	243	220
Financed lease obligations	—	—	130	130	130
Other	—	—	23	23	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	851	851	849
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2023	—	—	592	592	616
Commercial paper, at variable rates, program matures in 2022	92	—	—	92	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	—	—	94	94	94
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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse our financing partner for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse our financing partner for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There was $1.4 billion of outstanding loan principal and operating lease payments receivable at both April 30, 2018 and October 31, 2017, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.5 billion and $2.4 billion at April 30, 2018 and October 31, 2017, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $110 million and $116 million and financed lease obligations of $126 million and $129 million, in our Consolidated Balance Sheets as of April 30, 2018 and October 31, 2017, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2018, the amount of stand-by letters of credit and surety bonds was $119 million.
In addition, as of April 30, 2018, we have $82 million of outstanding purchase commitments and contracts with $22 million of cancellation fees with expiration dates through 2025. We have entered into industrial participation agreements, commonly known as offset agreements, with customers outside of the U.S. to facilitate economic value back to entities within the foreign nations as the result of their procurement of goods and services from us. These commitments may be satisfied by our placement of supply contracts to established companies within the foreign nations, providing capabilities to the foreign nations, or the creation of joint ventures that generate profits and hire nationals from within the foreign nations. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. As of April 30, 2018, we have outstanding industrial participation agreements totaling $228 million that extend through 2025. Purchase order commitments associated with fulfilling the industrial participation agreements are included in the purchase commitments amount above.
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
We have accrued $19 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2018. The majority of these accrued liabilities are expected to be paid subsequent to 2019.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On May 2, 2018, the Committee submitted to the arbitrator a proposed schedule for the presentation of the issues to be addressed in the arbitration. On May 30, 2018, the Company submitted to the arbitrator a response in opposition to the Committee’s proposal and proposed a different schedule for the presentation of the issues in the arbitration.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at April 30, 2018), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.

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
In connection with the FATMA Notice, IIAA presented a motion to the district attorney of the State of Santa Catarina (the “SC District Attorney”) to set forth its defenses and correct inaccuracies in the FATMA Notice in August 2017. In September 2017, the SC District Attorney informed IIAA that it intended to present a Consent Agreement to all of the companies that sent waste to Natureza to determine the allocation of the liability for generating the waste which led to the contamination of the Natureza Facility. IIAA then filed a motion requesting that the SC District Attorney consider certain facts and circumstances prior to presenting the Consent Agreement. In January 2018, the SC District Attorney, local and state authorities, Selamix, IIAA and the 14 other companies that are alleged to have significantly contributed to the contamination met to discuss the matter. Selamix then presented three proposals for conducting a preliminary environmental assessment in the area to determine the allocation of liability among the companies. In March 2018, Selamix informed the SC District Attorney that it would voluntarily conduct a preliminary environmental study at the Natureza Facility in an attempt to determine and allocate the liability for the contamination pursuant to an agreement with all of the companies after the study is completed. The SC District Attorney agreed to suspend further inquiry into the matter until Selamix’s study has been completed. The other companies involved in the matter have expressed an interest in having an independent environmental study conducted. The SC District Attorney has indicated that it may consider requiring an independent environmental study after Selamix’s environmental study is completed.
IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately less than US$1 million at April 30, 2018). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies in the Central Forum of the capital of the State of São Paulo seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo (CETESB), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90 day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to an initial suspension on June 30, 2017. The District Attorney also agreed with a further suspension for an additional 90 days. The court granted the request to stay the proceeding for 90 days, which began on March 9, 2018.
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. Currently, IIAA is in the process of scheduling a meeting with the New District Attorney’s technical experts. Settlement discussions between IIAA and the New District Attorney are on hold pending the further suspensions. There are no current demands or offers outstanding.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to or at trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages. The hearing on these motions was held on December 1, 2017 and the court denied our motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. A briefing schedule for that appeal has not been set. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
(Unaudited)

Discovery in the matter is proceeding in two phases. Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's Minute Order entered on July 12, 2017, the Phase I liability fact discovery was completed as of November 9, 2017.
On May 13, 2016, the DOJ, on behalf of the EPA, filed a motion for summary judgment on liability. On June 30, 2016, NIC and NI opposed the EPA's motion for summary judgment, and NIC cross-moved for summary judgment against the EPA. On March 1, 2017, the court entered a Memorandum Opinion and Order (i) granting the DOJ’s motion for summary judgment on the issue of liability with respect to NI, (ii) denying the DOJ’s motion for summary judgment on the issue of liability with respect to NIC, and (iii) denying NIC’s motion for summary judgment.
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter will begin to move to the liability phase with respect to NI. After completion of the liability phase, the court will set further dates for the remedy phase.
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
On February 27, 2018, the Removed Directors filed an amended complaint (the “Amended Complaint”) in conformance with the court’s February 7, 2018 order. On April 30, 2018, NI and ITEIC filed an answer to the Amended Complaint denying liability and asserting affirmative defenses and counterclaims and including counterclaims against AICM for indemnification and breach of contract (seeking to recover amounts due to NI) under the contract manufacturing agreement. NI and ITEIC intend to vigorously defend its position that they are not liable for the claims asserted by the Removed Directors.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$18 million as of April 30, 2018), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$37 million as of April 30, 2018) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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
As determined by the arbitral tribunal, IIAA (a) designated its expert assistant and disclosed the questions to be answered by the arbitral expert (official expert designated by the arbitral tribunal); (b) presented a summary of the amount that Navitrucks owes to IIAA in accordance with the previous calculation and related award issued on April 20, 2017; and (c) presented its replies to the Navitrucks' petitions. The arbitral tribunal is expected to issue a decision determining the next steps of the calculation phase in July 2018.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and has substantially completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. ND and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages. The parties have informally agreed to mediate the matter, but there is currently no written agreement or schedule for mediation.
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. ND is responding to the subpoena and made three productions of responsive documents. At this time, we are unable to predict the outcome of these matters, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Deepwater Horizon Settlement Program
On June 3, 2018, we concluded the settlement of a business economic loss claim relating to our Alabama engine manufacturing facility. We will receive a gross amount of $85 million with a net present value of $70 million, net of our fees and costs, from the Deepwater Horizon Settlement Program. The cash proceeds will be received in installments in 2019 and 2020. The net present value of the settlement will be recorded in our third quarter 2018 financial results in Other Income in our Consolidated Statements of Operations, and Other current and Other non-current assets in our Consolidated Balance Sheets.
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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2018
External sales and revenues, net	$1,688	$601	$89	$40	$4	$2,422
Intersegment sales and revenues	16	—	8	23	(47)	—
Total sales and revenues, net	$1,704	$601	$97	$63	$(43)	$2,422
Income (loss) attributable to NIC, net of tax	$42	$132	$1	$19	$(139)	$55
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$42	$132	$1	$19	$(132)	$62
Depreciation and amortization	$34	$1	$2	$14	$3	$54
Interest expense	—	—	—	21	58	79
Equity in income (loss) of non-consolidated affiliates	1	—	(1)	—	—	—
Capital expenditures(B)	30	1	—	—	(8)	23

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2017
External sales and revenues, net	$1,391	$604	$66	$33	$2	$2,096
Intersegment sales and revenues	7	6	4	23	(40)	—
Total sales and revenues, net	$1,398	$610	$70	$56	$(38)	$2,096
Income (loss) attributable to NIC, net of tax	$(56)	$153	$(7)	$15	$(185)	$(80)
Income tax expense	—	—	—	—	(6)	(6)
Segment profit (loss)	$(56)	$153	$(7)	$15	$(179)	$(74)
Depreciation and amortization	$31	$3	$4	$12	$3	$53
Interest expense	—	—	—	21	68	89
Equity in income of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	14	1	2	1	2	20

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2018
External sales and revenues, net	$2,916		$1,165	$161	$78	$7	$4,327
Intersegment sales and revenues	39		4	17	44	(104)	—
Total sales and revenues, net	$2,955		$1,169	$178	$122	$(97)	$4,327
Income (loss) attributable to NIC, net of tax	$35		$269	$(6)	$39	$(355)	$(18)
Income tax expense	—		—	—	—	(22)	(22)
Segment profit (loss)	$35		$269	$(6)	$39	$(333)	$4
Depreciation and amortization	$69		$3	$5	$27	$5	$109
Interest expense	—	—	—	—	42	116	158
Equity in income (loss) of non-consolidated affiliates	1		1	(2)	—	—	—
Capital expenditures(B)	55		1	1	—	(4)	53

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2017
External sales and revenues, net	$2,408		$1,167	$112	$67	$5	$3,759
Intersegment sales and revenues	17		13	8	43	(81)	—
Total sales and revenues, net	$2,425		$1,180	$120	$110	$(76)	$3,759
Income (loss) attributable to NIC, net of tax	$(125)		$302	$(11)	$28	$(336)	$(142)
Income tax expense	—		—	—	—	(10)	(10)
Segment profit (loss)	$(125)		$302	$(11)	$28	$(326)	$(132)
Depreciation and amortization	$68		$6	$7	$25	$6	$112
Interest expense	—	—	—	—	41	130	171
Equity in income of non-consolidated affiliates	2		2	1	—	—	5
Capital expenditures(B)	57		1	3	1	4	66

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2018	$1,902	$632	$345	$2,298	$1,310	$6,487
October 31, 2017	1,621	632	378	2,207	1,297	6,135
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $44 million and $85 million for the three and six months ended April 30, 2018, respectively, and $40 million and $76 million for the three and six months ended April 30, 2017, respectively.

(B)	Exclusive of purchases of equipment leased to others.
12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2018	$—	$(261)	$(1,893)	$(2,154)
Other comprehensive loss before reclassifications	—	(28)	—	(28)
Amounts reclassified out of accumulated other comprehensive loss	—	—	28	28
Net current-period other comprehensive income (loss)	—	(28)	28	—
Balance as of April 30, 2018	$—	$(289)	$(1,865)	$(2,154)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)
Other comprehensive loss before reclassifications	—	(6)	(2)	(8)
Amounts reclassified out of accumulated other comprehensive loss	—	—	65	65
Net current-period other comprehensive income (loss)	—	(6)	63	57
Balance as of April 30, 2018	$—	$(289)	$(1,865)	$(2,154)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2017	$1	$(292)	$(2,326)	$(2,617)
Other comprehensive income before reclassifications	—	4	—	4
Amounts reclassified out of accumulated other comprehensive loss	—	—	34	34
Net current-period other comprehensive income	—	4	34	38
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive loss before reclassifications	—	(8)	—	(8)
Amounts reclassified out of accumulated other comprehensive loss	—	—	69	69
Net current-period other comprehensive income (loss)	—	(8)	69	61
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended April 30,		Six Months Ended April 30,
	Location in Consolidated Statements of Operations	2018	2017	2018	2017
Defined benefit plans
Amortization of actuarial loss	Selling, general and administrative expenses	$29	$35	$57	$70
Settlements	Selling, general and administrative expenses	—	—	9	—
	Total before tax	29	35	66	70
	Tax expense	(1)	(1)	(1)	(1)
Total reclassifications for the period, net of tax		$28	$34	$65	$69
13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$55	$(80)	$(18)	$(142)

Denominator:
Weighted average shares outstanding:
Basic	98.8	93.3	98.7	87.5
Effect of dilutive securities	0.7	—	—	—
Diluted	99.5	93.3	98.7	87.5

Net income (loss) per share attributable to Navistar International Corporation
Basic	$0.56	$(0.86)	$(0.18)	$(1.62)
Diluted	0.55	(0.86)	(0.18)	(1.62)
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
In February 2017, we consummated our previously announced strategic alliance with Volkswagen Truck & Bus GmbH ("VW T&B"), which included an equity investment in the Company by VW T&B pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement.
Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and VW T&B purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis) in the Company), excluding stock issuance costs.
For both the six months ended April 30, 2018 and 2017, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the six months ended April 30, 2018 and 2017, the aggregate shares not included were 14.2 million and 14.8 million, respectively.
For the three months ended April 30, 2018, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended April 30, 2018, the aggregate shares not included were 13.3 million.
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
For both the three and six months ended April 30, 2018 and 2017, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

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
Second Quarter Summary
During the second quarter of 2018, we continued to take actions that we believe will improve our performance. The focus of our strategy includes: growing business in our Core markets, driving operational excellence with enhanced focus on quality and reliability, pursuing innovative technology solutions, leveraging the Volkswagen Truck & Bus GmbH and its subsidiaries and affiliates ("VW T&B") strategic alliance, enhancing our winning culture and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
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
Financial Summary
Continuing Operations Results — In the second quarter of 2018, our consolidated net sales and revenues were $2.4 billion, a 16% increase compared to the prior year quarter. In the first half of 2018, our consolidated net sales and revenues were $4.3 billion, a 15% increase compared to the first half of 2017. The increase for both periods reflects higher volumes from our Truck segment.
In the second quarter and first half of 2018, we earned income before income taxes of $68 million and $17 million, respectively, compared to a loss of $69 million and $119 million in the respective prior year periods. Our gross margin increased by $115 million and $195 million in the second quarter and first half of 2018, respectively, primarily due to the impact of higher volumes and a decrease in used truck losses.
In the second quarter and first half of 2018, consolidated net income attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $174 million and $229 million, respectively, compared to $47 million and $110 million in the comparable prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the second quarter of 2018 was $182 million compared to $65 million in the comparable prior year period. In the first half of 2018, Adjusted EBITDA was $286 million compared to $120 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
In the second quarter and first half of 2018, we recognized income tax expense of $7 million and $22 million, compared to $6 million and $10 million in the respective prior year periods. The increase in income tax expense for both periods is primarily driven by earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.

In the second quarter and first half of 2018, after income taxes, we had net income attributable to NIC of $55 million and a net loss of $18 million, or $0.55 per diluted income share and $0.18 per diluted loss share, compared to a net loss of $80 million and $142 million, or $0.86 and $1.62 per diluted share, in the prior year periods.
We ended the second quarter of 2018 with $1,140 million of consolidated cash, cash equivalents and marketable securities, compared to $1,076 million as of October 31, 2017. The increase in consolidated cash, cash equivalents and marketable securities was primarily attributable to a reduction in accounts receivable, increases in accounts payable and other noncurrent liabilities, a decrease in restricted cash, increases in proceeds from financed lease obligations and the issuance of long-term debt partially offset by increases in finance receivables, inventory and other current and noncurrent assets, capital expenditures and purchases of equipment leased to others.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended April 30, 2018 as compared to the quarter ended April 30, 2017

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales and revenues, net	$2,422	$2,096	$326	16%	$4,327	$3,759	$568	15%
Costs of products sold	1,987	1,776	211	12%	3,519	3,146	373	12%
Restructuring charges	1	2	(1)	(50)%	(2)	9	(11)	(122)%
Asset impairment charges	1	5	(4)	(80)%	3	7	(4)	(57)%
Selling, general and administrative expenses	220	221	(1)	—%	442	421	21	5%
Engineering and product development costs	75	65	10	15%	150	128	22	17%
Interest expense	79	89	(10)	(11)%	158	171	(13)	(8)%
Other expense (income), net	(9)	9	(18)	(200)%	40	1	39	N.M.
Total costs and expenses	2,354	2,167	187	9%	4,310	3,883	427	11%
Equity in income of non-consolidated affiliates	—	2	(2)	(100)%	—	5	(5)	(100)%
Income (loss) before income tax	68	(69)	137	(199)%	17	(119)	136	(114)%
Income tax expense	(7)	(6)	(1)	17%	(22)	(10)	(12)	120%
Net income (loss)	61	(75)	136	(181)%	(5)	(129)	124	(96)%
Less: Net income attributable to non-controlling interests	6	5	1	20%	13	13	—	—%
Net income (loss) attributable to Navistar International Corporation	$55	$(80)	$135	(169)%	$(18)	$(142)	$124	(87)%
Diluted income (loss) per share(A)	$0.55	$(0.86)	$1.41	(164)%	$(0.18)	$(1.62)	$1.44	(89)%
Diluted weighted average shares outstanding	99.5	93.3	6.2	7%	98.7	87.5	11.2	13%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Truck	$1,704	$1,398	$306	22%	$2,955	$2,425	$530	22%
Parts	601	610	(9)	(1)%	1,169	1,180	(11)	(1)%
Global Operations	97	70	27	39%	178	120	58	48%
Financial Services	63	56	7	13%	122	110	12	11%
Corporate and Eliminations	(43)	(38)	(5)	13%	(97)	(76)	(21)	28%
Total	$2,422	$2,096	$326	16%	$4,327	$3,759	$568	15%

In the second quarter of 2018, our Truck segment net sales increased by $306 million or 22%. The increase is primarily due to higher volumes in our Core markets, higher export truck volumes, an increase in military sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes. Chargeouts from our Core markets increased by 17% during the second quarter of 2018. In the first half of 2018, our Truck segment net sales increased by $530 million, or 22%. The increase is primarily due to higher volumes in our Core markets, an increase in military sales, a shift in model mix and the sale of GM-branded units manufactured for General Motors Company ("GM"), partially offset by a decline in our Mexico truck volumes. Chargeouts from our Core markets increased by 19% during the first half of 2018.
In the second quarter and first half of 2018, our Parts segment sales decreased by $9 million and $11 million, or 1% in both periods, respectively. The decrease is primarily due to lower U.S. volumes and Blue Diamond Parts, LLC ("BDP") sales, partially offset by higher Mexico volumes and parts sales related to the Fleetrite™ brand.
In the second quarter and first half of 2018, our Global Operations segment net sales increased by $27 million and $58 million, or 39% and 48%, respectively. The increase was primarily driven by higher engine volumes in our South America engine operations due to the improvement in the Brazilian economy.
In the second quarter and first half of 2018, our Financial Services segment net revenues increased by $7 million and $12 million, or 13% and 11%, respectively. The increase is primarily driven by higher overall finance receivable balances in the U.S. and Mexico.
Costs of products sold
In the second quarter and first half of 2018, Costs of products sold increased by $211 million and $373 million, respectively. The increase was primarily driven by the impact of higher volumes in our Core markets and a decrease in used truck losses.
In the second quarter and first half of 2018, we recorded a charge in our Truck segment for our used truck reserve of $12 million and $22 million, respectively, compared to a charge of $60 million and $88 million in the respective prior year periods. In the second quarter and first half of 2018, we recorded a charge for adjustments to pre-existing warranties of $6 million and net adjustments of zero, respectively, compared to a charge of $7 million and a benefit of $10 million in the respective prior year periods.
Restructuring Charges
In the second quarter and first half of 2018, Restructuring charges decreased by $1 million and $11 million compared to the second quarter and first half of 2017. The decrease in the first half was primarily driven by a charge of $6 million related to the closure of our Chatham, Ontario plant in the first quarter of 2017. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative ("SG&A") expenses
In the second quarter and first half of 2018, SG&A expenses decreased by $1 million and increased by $21 million, respectively. The increase in the first half of 2018 is primarily due to an increase in employee compensation expenses and a pension settlement accounting charge of $9 million.
Engineering and product development costs
In the second quarter and first half of 2018, Engineering and product development costs increased by $10 million and $22 million, respectively. This is primarily due to our development agreements with VW T&B involving the expense of certain engine and transmission development costs.
Other expense (income), net
In the second quarter and first half of 2018, Other expenses decreased by $18 million and increased by $39 million, respectively. The increase in the first half of 2018 was primarily driven by $46 million of charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our 8.25% Senior Notes and refinancing of our previous Term Loan, partially offset by favorable movements in foreign currency exchange rates.
Income tax expense
In the second quarter and first half of 2018, our Income tax expense increased by $1 million and $12 million, respectively, compared to the second quarter and first half of 2017. The increase was primarily driven by earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete item, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.

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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Truck segment sales, net	$1,704	$1,398	$306	22%	$2,955	$2,425	$530	22%
Truck segment profit (loss)	42	(56)	98	175%	35	(125)	160	128%
Segment sales
In the second quarter of 2018, our Truck segment net sales increased by $306 million or 22%. The increase is primarily due to higher volumes in our Core markets, higher export truck volumes, an increase in military sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes. Chargeouts from our Core markets increased by 17% during the second quarter of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 71% increase in Class 8 heavy trucks, a 5% increase in Class 8 severe service trucks and a 7% increase in school buses, partially offset by a 3% decrease in medium trucks.
In the first half of 2018, our Truck segment net sales increased by $530 million, or 22%. The increase is primarily due to higher volumes in our Core markets, an increase in military sales, a shift in model mix and the sale of GM-branded units manufactured for GM, partially offset by a decline in our Mexico truck volumes. Chargeouts from our Core markets increased by 19% during the first half of 2018 which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 64% increase in Class 8 heavy trucks, a 11% increase in Class 8 severe service trucks, a 7% increase in school buses and a 3% increase in medium trucks.
Segment profit
In the second quarter and first half of 2018, our Truck segment results improved by $98 million and $160 million, respectively. The improvement is primarily driven by the impact of higher volumes in our Core markets and a decline in used truck losses.
In the second quarter and first half of 2018, we recorded a charge in our Truck segment for our used truck reserve of $12 million and $22 million compared to a charge of $60 million and $88 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which had a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity. In the second quarter and first half of 2018, we recorded a charge of $6 million and a net adjustment of zero in our Truck segment for adjustments to pre-existing warranties compared to a charge of $7 million and a benefit of $10 million in the respective prior year periods.
Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Parts segment sales, net	$601	$610	$(9)	(1)%	$1,169	$1,180	$(11)	(1)%
Parts segment profit	132	153	(21)	(14)%	269	302	(33)	(11)%
Segment sales
In the second quarter and first half of 2018, our Parts segment sales decreased by $9 million and $11 million, respectively. The decrease is primarily due to lower U.S. volumes and BDP sales, partially offset by higher Mexico volumes and parts sales related to the Fleetrite™ brand.

Segment profit
In the second quarter and first half of 2018, our Parts segment profit decreased by $21 million and $33 million, or 14% and 11%, respectively, primarily due to lower U.S. margins, higher freight-related expenses, and intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses. The first half of 2018 was also impacted by lower BDP margins.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Global Operations segment sales, net	$97	$70	$27	39%	$178	$120	$58	48%
Global Operations segment profit (loss)	1	(7)	8	114%	(6)	(11)	5	45%
Segment sales
In the second quarter and first half of 2018, our Global Operations segment net sales increased by $27 million and $58 million, or 39% and 48%, respectively. The increase was primarily driven by higher engine volumes in our South America engine operations due to the improving Brazilian economy.
Segment profit
In the second quarter and first half of 2018, our Global Operations segment profit increased by $8 million and $5 million, or 114% and 45%, respectively. The increase in segment profit was driven by the impact of higher engine volumes and cost-reduction actions initiated in 2017. In the first half of 2017, our Global Operations segment loss was mitigated by a one-time benefit of $9 million recognized as an adjustment to pre-existing warranties.
Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Financial Services segment revenues, net	$63	$56	$7	13%	$122	$110	$12	11%
Financial Services segment profit	19	15	4	27%	39	28	11	39%
Segment revenues
In the second quarter and first half of 2018, our Financial Services segment net revenues increased by $7 million and $12 million, or 13% and 11%, respectively. The increase is primarily driven by higher overall finance receivable balances in the U.S. and Mexico.
Segment profit
In the second quarter and first half of 2018, our Financial Services segment profit increased by $4 million and $11 million, or 27% and 39%, respectively. The increase is primarily driven by improved interest margins. The first half of 2018 was also impacted by a decrease in the provision for loan losses in Mexico.
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

Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	5,000	5,200	(200)	(4)%	10,900	12,600	(1,700)	(13)%
Class 6 and 7 medium trucks	26,000	24,000	2,000	8%	48,900	43,800	5,100	12%
Class 8 heavy trucks	45,500	30,300	15,200	50%	89,500	62,300	27,200	44%
Class 8 severe service trucks	17,300	14,900	2,400	16%	34,400	28,600	5,800	20%
Total Core markets	93,800	74,400	19,400	26%	183,700	147,300	36,400	25%
Combined class 8 trucks	62,800	45,200	17,600	39%	123,900	90,900	33,000	36%
Navistar Core retail deliveries	16,400	13,700	2,700	20%	29,600	24,500	5,100	21%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	26%	20%	23%	25%	29%
Class 8 heavy trucks	13%	11%	14%	10%	11%
Class 8 severe service trucks	12%	12%	16%	12%	11%
Combined class 8 trucks	13%	11%	15%	11%	11%
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

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	4,100	3,700	400	11%	7,100	5,800	1,300	22%
Class 6 and 7 medium trucks	7,100	4,700	2,400	51%	16,100	11,200	4,900	44%
Class 8 heavy trucks	9,700	4,400	5,300	120%	19,000	8,100	10,900	135%
Class 8 severe service trucks	3,700	2,100	1,600	76%	6,000	4,200	1,800	43%
Total Core markets	24,600	14,900	9,700	65%	48,200	29,300	18,900	65%
Combined class 8 trucks	13,400	6,500	6,900	106%	25,000	12,300	12,700	103%
_______________________

(A)	The School bus orders include buses classified as B, C, and D and are being reported on a one-month lag.

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

	As of April 30,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	4,000	3,200	800	25%
Class 6 and 7 medium trucks	9,500	4,300	5,200	121%
Class 8 heavy trucks	14,300	6,600	7,700	117%
Class 8 severe service trucks	4,200	2,500	1,700	68%
Total Core markets	32,000	16,600	15,400	93%
Combined class 8 trucks	18,500	9,100	9,400	103%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	2,900	2,700	200	7%	4,800	4,500	300	7%
Class 6 and 7 medium trucks	6,800	7,000	(200)	(3)%	11,200	10,900	300	3%
Class 8 heavy trucks	5,800	3,400	2,400	71%	10,000	6,100	3,900	64%
Class 8 severe service trucks	2,000	1,900	100	5%	4,100	3,700	400	11%
Total Core markets	17,500	15,000	2,500	17%	30,100	25,200	4,900	19%
Non "Core" military	200	100	100	100%	400	300	100	33%
Other markets(B)	2,300	2,300	—	—%	3,400	4,000	(600)	(15)%
Total worldwide units	20,000	17,400	2,600	15%	33,900	29,500	4,400	15%
Combined class 8 trucks	7,800	5,300	2,500	47%	14,100	9,800	4,300	44%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Other markets primarily consist of Export Truck and Mexico.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	April 30, 2018	October 31, 2017
Consolidated cash and cash equivalents	$1,100	$706
Consolidated marketable securities	40	370
Consolidated cash, cash equivalents, and marketable securities	$1,140	$1,076

	As of
(in millions)	April 30, 2018	October 31, 2017
Manufacturing operations	$1,100	$1,036
Financial Services operations	40	40
Consolidated cash, cash equivalents, and marketable securities	$1,140	$1,076
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
Consolidated cash, cash equivalents, and marketable securities totaled $1.1 billion at April 30, 2018, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $125 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $13 million liquidity block. As of April 30, 2018, we have issued certain letters of credit but have no borrowings. We maintain availability to borrow under the Amended and Restated Asset-Based Credit Facility. Also, we have capacity under our various debt arrangements to incur incremental debt. Additionally, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.

Our Manufacturing operations sold $3.7 billion of wholesale notes and accounts receivable to our Financial Services operations during the six months ended April 30, 2018. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.5 billion as of April 30, 2018. Our Financial Services operations also make loans and provide dividends, return of capital and tax upstreams to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $91 million at April 30, 2018.
Included in loans made from Financial Services to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). As of April 30, 2018 and October 31, 2017, our borrowings under the Intercompany Used Truck Loan were $29 million. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the six months ended April 30, 2018, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million. Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of April 30, 2018 and October 31, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements were $55 million.
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
As of April 30, 2018, the aggregate amount available to fund finance receivables under our Financial Services facilities was $354 million. Included under our Financial Services facilities is the NFC bank credit facility. The revolving portion of the facility matures in September 2021 and the term loan portion of the facility matured in June 2018. The borrowings on the revolving portion of the NFC amended and extended bank credit facility totaled $212 million as of April 30, 2018. The balance of the term loan portion of the facility was $72 million as of April 30, 2018.
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
On November 6, 2017, the Company entered into Tax Exempt Bond Amendments to adjust various restrictive covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing our previously existing Term Loan and the new Term Loan Credit Agreement.
In December 2017, the maturity date of the variable funding notes ("VFN") facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million.
In January 2018, the maturity date of the $100 million Truck Retail Accounts Corporation ("TRAC") funding facility was extended from April 2018 to January 2019.
During fiscal 2018, our Manufacturing operations expect to repay our 4.50% Senior Subordinated Convertible Notes, due October 2018. Our Financial Services operations retired the term loan portion of the NFC bank credit facility on June 1, 2018 and expects to enter into a replacement facility. Additionally, NFSC intends to enter into a new facility to replace the $300 million of investor notes maturing in September 2018.

Cash Flow Overview

	Six Months Ended April 30, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(38)	$(59)	$(97)
Net cash provided by investing activities	229	—	229
Net cash provided by financing activities	209	60	269
Effect of exchange rate changes on cash and cash equivalents	(6)	(1)	(7)
Increase in cash and cash equivalents	394	—	394
Cash and cash equivalents at beginning of the period	666	40	706
Cash and cash equivalents at end of the period	$1,060	$40	$1,100

	Six Months Ended April 30, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(222)	$115	$(107)
Net cash used in investing activities	(207)	(64)	(271)
Net cash provided by (used in) financing activities	415	(71)	344
Effect of exchange rate changes on cash and cash equivalents	—	1	1
Decrease in cash and cash equivalents	(14)	(19)	(33)
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$747	$24	$771
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $38 million and $222 million in the six months ended April 30, 2018 and 2017, respectively. The lower use of cash from operating activities in 2018 compared to 2017 was primarily attributable to higher net income, an increase in net payables with our Financial Services operations, an increase in the collections of accounts receivable, a decrease in noncurrent assets and increases in accounts payable and noncurrent liabilities, partially offset by higher inventories and an increase in other current liabilities.
Cash paid for interest, net of amounts capitalized, was $122 million and $114 million in the six months ended April 30, 2018 and 2017, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $229 million in the six months ended April 30, 2018, compared to cash used in investing activities of $207 million in the six months ended April 30, 2017. The net increase in cash flow from investing activities in 2018 compared to 2017 was primarily attributable to lower purchases and higher sales of marketable securities and a decrease in capital expenditures partially offset by an increase in the amount of restricted cash, higher purchases of equipment leased to others and lower proceeds from sales of property and equipment.

Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $209 million and $415 million in the six months ended April 30, 2018 and 2017, respectively. The net decrease in cash flow from financing activities in 2018 compared to 2017 was primarily attributable to higher principal repayments of long-term debt, a decrease in the amount of proceeds received from the issuance of common stock and higher debt issuance costs, partially offset by higher proceeds from the issuance of long-term debt, an increase in the amount of proceeds from finance lease obligations and loan repayments in the prior year period to our Financial Services operations including funding under the Intercompany Used Truck Loan.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $59 million in the six months ended April 30, 2018 compared to cash provided by operating activities of $115 million in the six months ended April 30, 2017. The decrease in cash provided by operating activities compared to 2017 was primarily due to a greater increase in the level of finance receivables funded and an increase in net receivables with our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $36 million and $34 million for the six months ended April 30, 2018 and 2017, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash in investing activities was net zero and cash used was $64 million in the six months ended April 30, 2018 and 2017, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses of cash from investing activities in 2018 and 2017. The decrease in cash used in investing activities in the current period was primarily due to a decline in restricted cash levels required under secured borrowings compared to an increase in the prior year period. This decrease in cash used was partially offset by an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $60 million compared to cash used of $71 million in the six months ended April 30, 2018 and 2017, respectively. The decrease in cash used in financing activities compared to 2017 was primarily due to the increase in borrowing levels associated with the increase in the level of finance receivables funded and an increase in net receivables with our Manufacturing operations.
Consolidated EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, which exclude certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.
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

EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Income (loss) attributable to NIC, net of tax	$55	$(80)	$(18)	$(142)
Plus:
Depreciation and amortization expense	54	53	109	112
Manufacturing interest expense(A)	58	68	116	130
Adjusted for:
Income tax expense	(7)	(6)	(22)	(10)
EBITDA	$174	$47	$229	$110
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Interest expense	$79	$89	$158	$171
Less: Financial services interest expense	21	21	42	41
Manufacturing interest expense	$58	$68	$116	$130
Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
EBITDA (reconciled above)	$174	$47	$229	$110
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	6	7	—	(10)
Asset impairment charges(B)	1	5	3	7
Restructuring of manufacturing operations(C)	1	2	(2)	9
EGR product litigation(D)	—	—	1	—
Debt refinancing charges(E)	—	4	46	4
Pension settlement(F)	—	—	9	—
Total adjustments	8	18	57	10
Adjusted EBITDA	$182	$65	$286	$120
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

(B)
In the first and second quarters of 2018, we recorded $2 million and $1 million, respectively, of impairment charges related to the sale of our railcar business in Cherokee, Alabama and certain assets under operating leases. In the first and second quarters of 2017, we recorded $2 million and $5 million respectively, of asset impairment charges related to certain assets under operating leases.

(C)
In the first and second quarters of 2018, we recorded a benefit of $3 million and a restructuring charge of $1 million, respectively, related to adjustments for restructuring in our Truck, Global Operations and Corporate segments. In the first and second quarters of 2017, we recorded $7 million of restructuring charges related to the 2011 closure of our Chatham, Ontario plant and $2 million of Corporate restructuring charges, respectively.

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
For the three and six months ended April 30, 2018, we contributed $32 million and $53 million, respectively, and for the three and six months ended April 30, 2017, we contributed $24 million and $46 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $81 million during the remainder of 2018. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2019 through 2021, we will be required to contribute $140 million to $190 million per year to the Plans, depending on asset performance and discount rates.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011 and were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has proposed a heavy duty phase 2 GHG rulemaking, which may be more stringent than EPA and NHTSA phase 2 rules.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2017. During the six months ended April 30, 2018, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2017. During the six months ended April 30, 2018, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the six months ended April 30, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 5, 2018