Form 10-Q
period 2018-07-31
NAVISTAR INTERNATIONAL CORP
filed 2018-09-06
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of August 31, 2018, the number of shares outstanding of the registrant’s common stock was 98,870,065, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our expectations and estimates relating to the impact of the federal Tax Cuts and Jobs Act (the “Tax Act”) on our business and financial condition;

•	the implementation of our strategic alliance with TRATON AG (formerly Volkswagen Truck & Bus AG) and certain of its subsidiaries and affiliates ("TRATON Group");

•	our development of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•
our ability to implement our strategy focused on growing the Core business, driving operational excellence, pursuing innovative technology solutions, leveraging the TRATON Group strategic alliance, enhancing our winning culture, and improving our financial performance, as well as the results we expect to achieve from the implementation of our strategy;

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2018	2017	2018	2017
Sales and revenues
Sales of manufactured products, net	$2,566	$2,178	$6,815	$5,870
Finance revenues	40	35	118	102
Sales and revenues, net	2,606	2,213	6,933	5,972
Costs and expenses
Costs of products sold	2,096	1,803	5,615	4,949
Restructuring charges	1	(13)	(1)	(4)
Asset impairment charges	8	6	11	13
Selling, general and administrative expenses	244	233	686	654
Engineering and product development costs	72	61	222	189
Interest expense	82	91	240	262
Other income, net	(77)	(8)	(37)	(7)
Total costs and expenses	2,426	2,173	6,736	6,056
Equity in income of non-consolidated affiliates	—	1	—	6
Income (loss) from continuing operations before income taxes	180	41	197	(78)
Income tax expense	(3)	—	(25)	(10)
Income (loss) from continuing operations	177	41	172	(88)
Income from discontinued operations, net of tax	—	1	—	1
Net income (loss)	177	42	172	(87)
Less: Net income attributable to non-controlling interests	7	5	20	18
Net income (loss) attributable to Navistar International Corporation	$170	$37	$152	$(105)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$170	$36	$152	$(106)
Income from discontinued operations, net of tax	—	1	—	1
Net income (loss)	$170	$37	$152	$(105)

Income (loss) per share:
Basic:
Continuing operations	$1.72	$0.37	$1.54	$(1.16)
Discontinued operations	—	0.01	—	0.01
	$1.72	$0.38	$1.54	$(1.15)
Diluted:
Continuing operations	$1.71	$0.37	1.53	(1.16)
Discontinued operations	—	0.01	—	0.01
	$1.71	$0.38	$1.53	$(1.15)
Weighted average shares outstanding:
Basic	99.0	98.3	98.8	91.1
Diluted	99.7	98.6	99.6	91.1

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income (loss)	$177	$42	$172	$(87)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	42	(19)	34
Defined benefit plans, net of tax	29	125	92	194
Total other comprehensive income	16	167	73	228
Comprehensive income	193	209	245	141
Less: Net income attributable to non-controlling interests	7	5	20	18
Total comprehensive income attributable to Navistar International Corporation	$186	$204	$225	$123

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	July 31, 2018	October 31, 2017
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,022	$706
Restricted cash and cash equivalents	148	83
Marketable securities	95	370
Trade and other receivables, net	403	391
Finance receivables, net	1,638	1,565
Inventories, net	1,400	857
Other current assets	199	188
Total current assets	4,905	4,160
Restricted cash	52	51
Trade and other receivables, net	49	13
Finance receivables, net	259	220
Investments in non-consolidated affiliates	53	56
Property and equipment (net of accumulated depreciation and amortization of $2,468 and $2,474, respectively)	1,297	1,326
Goodwill	38	38
Intangible assets (net of accumulated amortization of $139 and $135, respectively)	30	40
Deferred taxes, net	130	129
Other noncurrent assets	111	102
Total assets	$6,924	$6,135
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,707	$1,169
Accounts payable	1,527	1,292
Other current liabilities	1,075	1,184
Total current liabilities	4,309	3,645
Long-term debt	3,893	3,889
Postretirement benefits liabilities	2,378	2,497
Other noncurrent liabilities	678	678
Total liabilities	11,258	10,709
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,731	2,733
Accumulated deficit	(4,781)	(4,933)
Accumulated other comprehensive loss	(2,138)	(2,211)
Common stock held in treasury, at cost (4.2 and 4.6 shares, respectively)	(163)	(179)
Total stockholders’ deficit attributable to Navistar International Corporation	(4,339)	(4,578)
Stockholders’ equity attributable to non-controlling interests	5	4
Total stockholders’ deficit	(4,334)	(4,574)
Total liabilities and stockholders’ deficit	$6,924	$6,135

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2018	2017
Cash flows from operating activities
Net income (loss)	$172	$(87)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	107	113
Depreciation of equipment leased to others	53	56
Deferred taxes, including change in valuation allowance	(3)	(16)
Asset impairment charges	11	13
Gain on sales of investments and businesses, net	—	(5)
Amortization of debt issuance costs and discount	23	36
Stock-based compensation	27	19
Provision for doubtful accounts	6	9
Equity in income of non-consolidated affiliates, net of dividends	4	1
Write-off of debt issuance costs and discount	43	4
Other non-cash operating activities	(17)	(21)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(606)	(290)
Net cash used in operating activities	(180)	(168)
Cash flows from investing activities
Purchases of marketable securities	(214)	(619)
Sales of marketable securities	460	586
Maturities of marketable securities	29	17
Net change in restricted cash and cash equivalents	(66)	(25)
Capital expenditures	(79)	(93)
Purchases of equipment leased to others	(142)	(96)
Proceeds from sales of property and equipment	9	32
Investments in non-consolidated affiliates	—	(2)
Proceeds from (payments for) sales of affiliates	(3)	6
Net cash used in investing activities	(6)	(194)
Cash flows from financing activities
Proceeds from issuance of securitized debt	32	278
Principal payments on securitized debt	(50)	(326)
Net change in secured revolving credit facilities	64	119
Proceeds from issuance of non-securitized debt	3,210	491
Principal payments on non-securitized debt	(2,669)	(368)
Net change in notes and debt outstanding under revolving credit facilities	(52)	23
Principal payments under financing arrangements and capital lease obligations	—	(1)
Debt issuance costs	(36)	(22)
Proceeds from financed lease obligations	48	49
Issuance of common stock	—	256
Stock issuance costs	—	(11)
Proceeds from exercise of stock options	7	4
Dividends paid by subsidiaries to non-controlling interest	(19)	(21)
Other financing activities	(17)	(3)
Net cash provided by financing activities	518	468
Effect of exchange rate changes on cash and cash equivalents	(16)	1
Increase in cash and cash equivalents	316	107
Cash and cash equivalents at beginning of the period	706	804
Cash and cash equivalents at end of the period	$1,022	$911

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income	—	—	—	152	—	—	20	172
Total other comprehensive income	—	—	—	—	73	—	—	73
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(10)	—	—	16	—	6
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(19)	(19)
Issuance of common stock	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—	—
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Other	—	—	—	—	—	—	—	—
Balance as of July 31, 2018	$2	$10	$2,731	$(4,781)	$(2,138)	$(163)	$5	$(4,334)
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income (loss)	—	—	—	(105)	—	—	18	(87)
Total other comprehensive income	—	—	—	—	228	—	—	228
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(13)	—	—	15	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(21)	(21)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Stock deferral and issuance - directors	—	—	—	—	—	—	—	—
Other	—	(1)	—	—	—	—	—	(1)
Balance as of July 31, 2017	$2	$10	$2,733	$(5,068)	$(2,412)	$(190)	$2	$(4,923)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $43 million and $49 million and liabilities of $6 million and $13 million as of July 31, 2018 and October 31, 2017, respectively, including $2 million and $10 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $949 million and $869 million as of July 31, 2018 and October 31, 2017, respectively, and liabilities of $812 million and $754 million as of July 31, 2018 and October 31, 2017, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $311 million and $278 million as of July 31, 2018 and October 31, 2017, respectively, and corresponding liabilities of $184 million and $194 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON AG (formerly Volkswagen Truck & Bus AG) and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We have also entered into development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. For the three and nine months ended July 31, 2018, revenue recognized was approximately $33 million and $114 million, respectively, compared to $36 million and $78 million in the comparable prior year periods. For the three and nine months ended July 31, 2018, net expenses incurred were $2 million and $21 million, respectively, compared to $2 million and $4 million in the comparable prior year periods, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $11 million and $13 million as of July 31, 2018 and October 31, 2017, respectively. Our payable to TRATON Group was $20 million and $5 million as of July 31, 2018 and October 31, 2017, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $191 million at July 31, 2018 compared to $206 million at October 31, 2017, offset by reserves of $48 million and $110 million, respectively.
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
The following table presents the activity in our used truck reserve:

	Nine Months Ended July 31,
(in millions)	2018	2017
Balance at beginning of period	$110	$208
Additions charged to expense(A)	38	102
Deductions/Other adjustments(B)	(100)	(136)
Balance at end of period	$48	$174
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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2018	2017
Balance at beginning of period	$629	$818
Costs accrued and revenues deferred	139	137
Adjustments to pre-existing warranties(A)	(4)	(4)
Payments and revenues recognized	(233)	(292)
Balance at end of period	531	659
Less: Current portion	254	340
Noncurrent accrued product warranty and deferred warranty revenue	$277	$319
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

Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $248 million and $271 million at July 31, 2018 and October 31, 2017, respectively. Revenue recognized under our extended warranty programs was $24 million and $80 million for the three and nine months ended July 31, 2018, respectively, and $28 million and $109 million for the three and nine months ended July 31, 2017, respectively.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of July 31, 2018, approximately 7,800, or 98%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") will expire in October 2018 and we are in negotiations with the UAW to enter into a new collective bargaining agreement. Our future operations may be affected by changes in governmental procurement policies, tax policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". This ASU provides guidance on a reclassification from accumulated other comprehensive income to retained earnings for the effect of the tax rate change resulting from the Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal. Fewer transactions are expected to involve acquiring or selling a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. Adoption will require a prospective transition. The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but we do not expect the impact of this ASU to have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We continue to evaluate the requirements of the standard and its application to our business. During the quarter, we continued analyzing the ASU’s impact on our portfolio of customer contracts which may result in a change in the timing or the amount of revenue recognized in comparison with current guidance. Our ongoing analyses include assessing whether the new ASU will impact transactions previously recorded as borrowings or as leases, gross versus net accounting for certain revenue streams, and the timing and amount of revenue related to certain sales incentives. We are continuing to evaluate and quantify the impact of these changes, if any. We are also evaluating enhanced disclosure requirements and identifying and implementing appropriate changes to our business processes, systems and internal control framework to support recognition and disclosure under the new guidance. We will adopt this ASU in the first quarter of fiscal 2019 on a modified retrospective basis, with the cumulative effect adjustment recognized into Accumulated deficit as of November 1, 2018.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2017	Additions	Payments	Adjustments	Balance at July 31, 2018
Employee termination charges	$14	$3	$(5)	$(4)	$8
Lease vacancy	—	—	—	—	—
Other	1	—	—	—	1
Restructuring liability	$15	$3	$(5)	$(4)	$9

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at July 31, 2017
Employee termination charges	$5	$15	$(11)	$—	$9
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$15	$(12)	$—	$10
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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Global operations employee separation actions
In the fourth quarter of 2017, we initiated cost-reduction actions impacting our workforce in Brazil. As a result of these actions, we recognized restructuring charges of $6 million in personnel costs for employee separation and related benefits. In the first nine months of 2018, we recognized a benefit of $1 million upon the completion of these separation actions. This benefit was recorded in our Global operations segment within Restructuring charges in our Consolidated Statements of Operations.
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges in Costs of products sold in our Consolidated Statements of Operations. In the first nine months of 2018, we recognized a benefit of $2 million related to the finalized cessation of production agreement. This benefit was recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. Production at the Melrose Park Facility ceased on May 17, 2018.
Asset Impairments
In the nine months ended July 31, 2018, we concluded that we had triggering events related to the sale of our railcar business in Cherokee, Alabama requiring the impairment of certain long-lived assets. As a result, we recorded a charge of $2 million in our Truck segment. In February 2018, we completed the sale of the business. We also concluded that we had triggering events related to other certain long-lived assets, and recorded additional charges of $6 million in our Truck segment and a charge of $1 million in our Financial Services segment.
In the nine months ended July 31, 2017, we concluded that we had a triggering event in connection with the sale of our fabrication business in Conway, Arkansas requiring the impairment of certain long-lived assets. As a result, we recorded charges of $5 million in our Truck segment.
In the nine months ended July 31, 2018 and 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $2 million and $8 million, respectively, in our Truck segment.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 9, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.4 billion and $2.2 billion as of July 31, 2018 and October 31, 2017, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Included in total assets of our Financial Services operations were finance receivables of $1.9 billion and $1.8 billion as of July 31, 2018 and October 31, 2017, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	July 31, 2018	October 31, 2017
Retail portfolio	$639	$559
Wholesale portfolio	1,282	1,246
Total finance receivables	1,921	1,805
Less: Allowance for doubtful accounts	24	20
Total finance receivables, net	1,897	1,785
Less: Current portion, net(A)	1,638	1,565
Noncurrent portion, net	$259	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2018 and October 31, 2017, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $841 million and $797 million as of July 31, 2018 and October 31, 2017, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $166 million and $163 million as of July 31, 2018 and October 31, 2017, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Retail notes and finance leases revenue	$12	$11	$36	$30
Wholesale notes interest	26	28	75	75
Operating lease revenue	19	17	54	50
Retail and wholesale accounts interest	8	6	22	17
Gross finance revenues	65	62	187	172
Less: Intercompany revenues	25	27	69	70
Finance revenues	$40	$35	$118	$102

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2018				Three Months Ended July 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$3	$27	$49	$21	$2	$28	$51
Provision for doubtful accounts	2	—	1	3	(1)	1	1	1
Charge-off of accounts	(1)	—	—	(1)	(1)	—	—	(1)
Recoveries	1	—	—	1	—	—	—	—
Other(A)	—	—	(2)	(2)	1	—	—	1
Allowance for doubtful accounts, at end of period	$21	$3	$26	$50	$20	$3	$29	$52

	Nine Months Ended July 31, 2018				Nine Months Ended July 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$17	$3	$28	$48	$19	$2	$28	$49
Provision for doubtful accounts	5	—	1	6	5	1	2	8
Charge-off of accounts	(4)	—	—	(4)	(5)	—	(1)	(6)
Recoveries	3	—	—	3	—	—	—	—
Other(A)	—	—	(3)	(3)	1	—	—	1
Allowance for doubtful accounts, at end of period	$21	$3	$26	$50	$20	$3	$29	$52
____________________

(A)    Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	July 31, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$19	$—	$19	$16	$—	$16
Impaired finance receivables without specific loss reserves	5	—	5	—	—	—
Specific loss reserves on impaired finance receivables	11	—	11	7	—	7
Finance receivables on non-accrual status	19	—	19	16	—	16
The average balances of the impaired finance receivables in the retail portfolio were $19 million for both periods, during the nine months ended July 31, 2018 and 2017. See Note 9, Fair Value Measurements, for information on the valuation of impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$579	$1,281	$1,860	$524	$1,244	$1,768
30-90 days past due	44	1	45	21	1	22
Over 90 days past due	16	—	16	14	1	15
Total finance receivables	$639	$1,282	$1,921	$559	$1,246	$1,805
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	July 31, 2018	October 31, 2017
Finished products	$751	$584
Work in process	269	33
Raw materials	380	240
Total inventories, net	$1,400	$857

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	July 31, 2018	October 31, 2017
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $7 and unamortized debt issuance costs of $12	$1,573	$—
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $7 and unamortized debt issuance costs of $9	—	1,003
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $17	1,083	—
8.25% Senior Notes, due 2022, net of unamortized discount of $13 and unamortized debt issuance costs of $14	—	1,423
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $1 and $5, respectively, and unamortized debt issuance costs of less than $1 and $1, respectively	199	194
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $7 and $14, respectively, and unamortized debt issuance costs of $2 and $3, respectively	402	394
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	121	130
Other	27	43
Total Manufacturing operations debt	3,625	3,407
Less: Current portion	661	286
Net long-term Manufacturing operations debt	$2,964	$3,121

(in millions)	July 31, 2018	October 31, 2017
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $3 and $5, respectively	$888	$849
Senior secured NFC Term Loan, due 2025, net of unamortized discount of $2, and unamortized debt issuance costs of $4	394	—
Bank credit facilities, at fixed and variable rates, due dates from 2018 through 2024, net of unamortized debt issuance costs of $1 and $2, respectively	500	616
Commercial paper, at variable rates, program matures in 2022	88	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	105	94
Total Financial Services operations debt	1,975	1,651
Less: Current portion	1,046	883
Net long-term Financial Services operations debt	$929	$768
Manufacturing Operations
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes. In the first quarter of 2018, we recorded approximately $16 million of charges related to the extinguishment of unamortized debt issuance costs associated with the Term Loan, included in Other expense (income), net on our Consolidated Statements of Operations.
6.625% Senior Notes
On November 6, 2017, we issued $1.1 billion in aggregate principal amount of 6.625% senior notes, due 2026 ("6.625% Senior Notes"). Interest is payable on the 6.625% Senior Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. In connection with the retiring of our 8.25% Senior Notes, we also commenced a cash tender offer ("Tender Offer"), which resulted in the purchase of $1,051 million aggregate principal amount, or 72.50% of the total outstanding 8.25% Senior Notes at a purchase price of $1,003.80 per $1,000 principal amount, plus accrued and unpaid interest. The proceeds from the 6.625% Senior Notes offering were used to repurchase a portion of our previously existing 8.25% Senior Notes under the Tender Offer, to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 6.625% Senior Notes. In the first quarter of 2018, we recorded approximately $30 million of charges related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the Senior Notes, included in Other expense (income), net on our Consolidated Statements of Operations.
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
Term Loan
In July 2018, NFC entered into a $400 million seven-year senior secured term loan facility ("NFC Term Loan"). The NFC Term Loan is secured by a first-priority security interest in certain assets of NFC and ranks equal to that of NFC's bank credit facility. The initial funding interest rate is LIBOR plus a margin of 3.75%. NFC has the option to use a defined alternate base rate. Debt issuance costs and the original issuance discount of $4 million and $2 million, respectively, were recorded as a direct deduction from the carrying amount and will amortize through Interest expense over the life of the loan. The NFC Term Loan requires quarterly principal amortization payments of $1 million, with the balance due at maturity.
Bank Credit Facilities
On June 1, 2018, in accordance with the terms of the May 2016 amended and extended bank credit facility of NFC, the term loan portion was paid in full and the revolving portion capacity was reduced from $275 million to $269 million. On June 12, 2018, certain leverage covenants and baskets under the NFC bank credit facility were amended to allow for a larger term loan replacement facility.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

For the three and nine months ended July 31, 2018, we contributed $25 million and $78 million, respectively, and for the three and nine months ended July 31, 2017, we contributed $21 million and $67 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $54 million to our pension plans during the remainder of 2018.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and nine months ended July 31, 2018 and 2017, as well as anticipated contributions for the remainder of 2018, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the three and nine months ended July 31, 2018 and 2017 are comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost for benefits earned during the period	$1	$2	$1	$1	$5	$6	$3	$4
Interest on obligation	27	27	10	11	81	80	32	35
Amortization of cumulative loss	26	30	3	6	79	89	7	17
Settlements	—	23	—	—	9	23	—	—
Contractual termination benefits	—	9	—	4	—	10	—	4
Curtailments and other	—	—	—	(58)	—	—	—	(58)
Premiums on pension insurance	1	4	—	—	3	12	—	—
Expected return on assets	(40)	(40)	(5)	(5)	(121)	(119)	(17)	(17)
Net periodic benefit expense	$15	$55	$9	$(41)	$56	$101	$25	$(15)
In the nine months ended July 31, 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, a net actuarial loss of $2 million was recognized as a component of Accumulated other comprehensive loss and a pension settlement accounting expense of $9 million was recognized in SG&A expenses in our Consolidated Statements of Operations.
In April 2016, we filed a qualified partial wind-up report for approval by FSCO related to the 2011 closure of our Chatham, Ontario plant. FSCO provided formal approval in January 2017. As a result of an ongoing administration review ordered in conjunction with the partial wind-up, we recognized $1 million of contractual termination charges in the first quarter of 2017. During the third quarter of 2017, we finalized the Chatham closure agreement. This resulted in the release of $66 million in OPEB liabilities. In addition, a pension settlement accounting charge of $23 million was recorded as a result of lump-sum payments made to certain pension plan participants. These charges and benefits were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 2, Restructurings and Impairments for further discussion. As a result of the pension and OPEB plan remeasurements in connection with the finalization of the Chatham closure agreement, net actuarial gains of $21 million were recognized as a component of Accumulated other comprehensive loss in the third quarter of 2017.
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
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $25 million in the three and nine months ended July 31, 2018, respectively, and $7 million and $22 million in the three and nine months ended July 31, 2017, respectively.
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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We record profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 10, Commitments and Contingencies.
8. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. Items included in income tax expense in the periods in which they occur include the tax effects of cumulative changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2018, the amount of liability for uncertain tax positions was $30 million. The liability at July 31, 2018 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of income tax expense. Total interest and penalties related to our uncertain tax positions resulted in an income tax benefit of $1 million for the three and nine months ended July 31, 2018 and an income tax expense of less than $1 million and $1 million for the three and nine months ended July 31, 2017.
We have tax years open for examination going back to 2001 with various significant taxing jurisdictions, including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2018				As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$95	$—	$—	$95	$370	$—	$—	$370
Derivative financial instruments:
Commodity forward contracts(A)	—	5	—	5	—	3	—	3
Foreign currency contracts(A)	—	1	—	1	—	3	—	3
Interest rate caps(B)	—	1	—	1	—	1	—	1
Total assets	$95	$7	$—	$102	$370	$7	$—	$377
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts(C)	—	1	—	1	—	1	—	1
Guarantees	—	—	20	20	—	—	21	21
Total liabilities	$—	$1	$20	$21	$—	$2	$21	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Guarantees, at beginning of period	$(27)	$(19)	$(21)	$(23)
Transfers out of (into) Level 3	—	—	—	—
Net terminations (issuances)	7	—	(1)	1
Settlements	—	—	2	3
Guarantees, at end of period	$(20)	$(19)	$(20)	$(19)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$190	$190	$194
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,596	1,596	1,573
6.625% Senior Notes, due 2026	—	1,149	—	1,149	1,083
4.50% Senior Subordinated Convertible Notes, due 2018(A)	201	—	—	201	199
4.75% Senior Subordinated Convertible Notes, due 2019(A)	428	—	—	428	402
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	238	—	238	220
Financed lease obligations	—	—	121	121	121
Other	—	—	25	25	25
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	889	889	888
Senior secured NFC Term Loan, due 2025	—	—	398	398	394
Bank credit facilities, due dates from 2018 through 2024	—	—	477	477	500
Commercial paper, program matures in 2022	88	—	—	88	88
Borrowings secured by operating and finance leases, due serially through 2024	—	—	104	104	105

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
Under the terms of the Navistar Capital Operating Agreement, BMO Financial Group and its wholly-owned subsidiary BMO Harris Bank N.A. (together "BMO") is our third-party preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse BMO for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse BMO for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There was $1.4 billion of outstanding loan principal and operating lease payments receivable at both July 31, 2018 and October 31, 2017, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.5 billion and $2.4 billion at July 31, 2018 and October 31, 2017, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $105 million and $116 million and financed lease obligations of $121 million and $129 million, in our Consolidated Balance Sheets as of July 31, 2018 and October 31, 2017, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2018, the amount of stand-by letters of credit and surety bonds was $119 million.
In addition, as of July 31, 2018, we have $70 million of outstanding purchase commitments and contracts with $18 million of cancellation fees with expiration dates through 2025. We have entered into industrial participation agreements, commonly known as offset agreements, with customers outside of the U.S. to facilitate economic value back to entities within the foreign nations as the result of their procurement of goods and services from us. These commitments may be satisfied by our placement of supply contracts to established companies within the foreign nations, providing capabilities to the foreign nations, or the creation of joint ventures that generate profits and hire nationals from within the foreign nations. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. As of July 31, 2018, we have outstanding industrial participation agreements totaling $228 million that extend through 2025. Purchase order commitments associated with fulfilling the industrial participation agreements are included in the purchase commitments amount above.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2018. The majority of these accrued liabilities are expected to be paid subsequent to 2019.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Legal Proceedings
Overview
We are subject to various claims arising in the ordinary course of business and are party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In addition, from time to time we are subject to various claims and legal proceedings related to employee compensation, benefits, and benefits administration including, but not limited to, compliance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Department of Labor requirements.
In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On May 2, 2018, the Committee submitted to the arbitrator a proposed schedule for the presentation of the issues to be addressed in the arbitration. On May 30, 2018, the Company submitted to the arbitrator a response in opposition to the Committee’s proposal and proposed a different schedule for the presentation of the issues in the arbitration. As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint. On August 28, 2018, the court scheduled an in-person status conference for October 12, 2018.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The second lawsuit was filed by two individual members of the Committee (the “Committee Members”) who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement. The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement. The Committee Members allege, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of the Subsidies) for the Company’s benefit.
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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint is barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. On June 26, 2018, the court conditionally overruled the defendants’ motion for summary judgment. The court bifurcated the case and will first conduct a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations in September 2018.
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), we filed a motion to schedule a status hearing to request an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. On August 28, 2018, the court scheduled an in-person status conference for October 12, 2018.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at July 31, 2018), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In January 2018, the SC District Attorney, local and state authorities, Selamix, IIAA and the 14 other companies that are alleged to have significantly contributed to the contamination met to discuss the matter. Selamix then presented three proposals for conducting a preliminary environmental assessment in the area to determine the allocation of liability among the companies. In March 2018, Selamix informed the SC District Attorney that it would voluntarily conduct a preliminary environmental study at the Natureza Facility in an attempt to determine and allocate the liability for the contamination pursuant to an agreement with all of the companies after the study is completed. The SC District Attorney agreed to suspend further inquiry into the matter until Selamix’s study had been completed. The other companies involved in the matter have expressed an interest in having an independent environmental study conducted. The SC District Attorney has indicated that it may consider requiring an independent environmental study after Selamix’s environmental study is completed.
In June 2018, Selamix presented its Environmental Preliminary Assessment Report to the SC District Attorney and the other companies alleged to have contributed to the contamination and the report indicated that the entire property should be subject to further studies to confirm the type and extent of the contamination due to signs of buried residues in several areas. Selamix also presented commercial proposals from two additional different companies specializing in environmental studies to perform the next steps of the technical work. The SC District Attorney then requested a third commercial proposal which will be presented and paid for by Selamix.
IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately less than US$1 million at July 31, 2018). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies in the Central Forum of the capital of the State of São Paulo seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de São Paulo ("CETESB"), the environmental agency of São Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90-day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to an initial suspension on June 30, 2017 and a subsequent suspension for an additional 90 days which ended on July 9, 2018.
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. IIAA attempted to schedule a meeting with the New District Attorney’s technical experts. IIAA met with the New District Attorney on July 25, 2018. The New District Attorney has indicated that he will request information related to the status of the current remediation needs from CETESB. After receiving that information, the New District Attorney has indicated that he will schedule a meeting with IIAA to discuss the proposed terms of a potential settlement agreement and granted a third suspension on August 14, 2018 which ends on November 14, 2018.
There are no current demands or offers outstanding.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. ("N&C") filed a putative class action lawsuit against NIC, NI, Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, seven additional, similar putative class action lawsuits have been filed in Canada (together with the N&C Action, the "Canadian Actions").
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. On November 2, 2017, NIC, NI, Navistar Canada Inc. and Harbour International Trucks filed a notice of appeal. On December 8, 2017, the plaintiff filed a notice of cross-appeal. Both the appeal and cross-appeal were heard by the British Columbia Court of Appeal on February 9, 2018. On August 1, 2018, the appellate court denied Navistar's appeal and granted, in part, N&C's cross-appeal and as such certified three narrow issues on whether misrepresentations were made in Navistar's advertising materials. The next step will be an attendance before the case management judge regarding the details of the notice of certification to be given to the class. No date for this attendance has been set.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. On November 23, 2017, we filed a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was filed on November 23, 2017 and was granted on December 7, 2017. The decision of the British Columbia Court of Appeal was provided to the Quebec court.  The decision triggered a 30 day period within which the defendants must agree with class counsel on the presentation of its outstanding motions or on a date for the hearing of the motion to authorize proceeding as a class. An agreement has not yet been reached on the presentation of the outstanding motions nor have any hearing dates been set.
In the Manitoba putative class action lawsuit captioned Vern Brown v. Navistar International Corporation and Navistar Canada, Inc., the Court held a case management conference on June 29, 2018, after the plaintiff failed to file a complete certification record by the previously court-ordered due date. The plaintiff advised that it expected to file its remaining certification affidavits by August 31, 2018, and the court suspended certification scheduling in the interim. The plaintiff filed an additional affidavit on July 5, 2018. A new certification schedule is expected to be ordered at the next case management conference on September 6, 2018. There are no certification or other hearings scheduled in any of the other Canadian Actions at this time.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately 24 such actions are currently pending.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extended the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' schedule set forth in the case management order jointly filed on January 25, 2017. In September 2017, the plaintiffs filed a motion to further extend the case deadlines. On October 5, 2017, Judge Gottschall entered an Agreed Order Extending the Discovery Cutoff ordering that fact discovery relevant to class certification be completed by March 13, 2018 and that the class certification briefing be completed by July 31, 2018. On March 5, 2018, Judge Gottschall extended the fact discovery deadline to be completed by May 25, 2018 and ordered that the class certification briefing be completed by October 22, 2018. Fact discovery relevant to class certification is now substantially complete. On June 19, 2018, Judge Gottschall extended the deadline for completion of a class certification briefing to November 30, 2018.
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in eight new named plaintiffs. As a result, the total number of named plaintiffs is now 37 and three class action cases were dismissed entirely without prejudice because there were no longer any remaining plaintiffs in those cases. On August 16, 2018, Judge Gotschall entered a minute order setting a status hearing for September 26, 2018 in light of the ongoing settlement efforts of the parties.
On November 11, 2017, seven plaintiffs (the “Direct Action Plaintiffs”) in the MDL moved for a separate trial and discovery schedule independent of the class action schedule. On January 2, 2018, Judge Gottschall granted in part and denied in part the Direct Action Plaintiffs’ motion, allowing two of the Direct Action Plaintiffs to begin limited discovery on plaintiff-specific issues. The parties submitted competing proposed discovery schedules. In a minute order dated January 26, 2018, Judge Gottschall declined to enter either schedule but ordered the parties to confer on a schedule for prioritizing the plaintiff-specific discovery after the close of fact discovery relevant to class certification issues. The parties are currently engaged in discovery.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to or at trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages. The hearing on these motions was held on December 1, 2017 and the court denied our motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. Briefing on the appeal is currently scheduled to be completed by October 22, 2018. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. The court entered a scheduling order on May 3, 2018, setting a discovery deadline of May 22, 2019, expert report and deposition deadlines through November 7, 2019, and a deadline for submission of dispositive motions of December 9, 2019.
Based on our assessment of the facts underlying the complaint above, potential charges to the Consolidated Statements of Operations and cash outlays in future periods could range from $2 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The court denied the Removed Directors’ request to add a claim for tortious interference with prospective business relations against NI, ITEIC and J.B. Hunt. The Removed Directors claim damages against NI, ITEIC and J.B. Hunt of not less than $50 million.
On February 27, 2018, the Removed Directors filed an amended complaint (the “Amended Complaint”) in conformance with the court’s February 7, 2018 order. On April 30, 2018, NI and ITEIC filed an answer to the Amended Complaint denying liability and asserting affirmative defenses and counterclaims and including counterclaims against AICM for indemnification and breach of contract (seeking to recover amounts due to NI) under the Manufacturing Agreement. NI and ITEIC intend to vigorously defend their position that they are not liable for the claims asserted by the Removed Directors.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$17 million as of July 31, 2018), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$34 million as of July 31, 2018) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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
On May 11, 2018, the arbitral tribunal issued a decision allowing the calculation to be made by the parties’ experts and scheduled the calculation phase hearing for August 16, 2018. On July 6, 2018, each party’s experts presented their reports indicating the calculation of the total amount due from each party to the other party. On August 6, 2018, the parties jointly filed a petition informing the arbitral tribunal that they reached an agreement as to the total amount due from each party to the other party. Pursuant to the agreement, Navitrucks agreed that it owes IIAA the total amount of R$107 million (approximately US$28 million as of July 31, 2018) after deducting the agreed amount of Navitrucks' claim against IIAA.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In addition, the parties requested: (a) the cancellation of the hearing scheduled for August 16, 2018; (b) a 15 day period for the parties to present their respective costs incurred with the arbitral proceeding; and (c) the closure of the calculation phase with the final ruling of merits.
On August 13, 2018, the arbitral tribunal issued a decision canceling the hearing scheduled for August 16, 2018 and directing the parties to prove their respective costs incurred with the arbitral proceeding and to specify whether there is any additional production of evidence or considerations by August 23, 2018. Thereafter, we expect that the arbitral tribunal’s final decision on the merits will be issued.
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
Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and has completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. ND and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages. The parties have engaged in discussions related to mediation, but there is currently no written agreement or schedule for mediation.
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. ND is responding to the subpoena and made four productions of responsive documents. At this time, we are unable to predict the outcome of these matters, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
On July 10, 2018, ND received another subpoena from the DOD IG requesting additional custodian emails and documents related to the MRAP and ISS components. ND is responding to the subpoena and has made one production of responsive documents. Additionally, in August 2018, the DOJ indicated that it would like to interview certain current and/or former employees.
Deepwater Horizon Settlement Program
On June 3, 2018, we concluded the settlement of a business economic loss claim relating to our Alabama engine manufacturing facility. We will receive a gross amount of $85 million with a net present value of $70 million, net of our fees and costs, from the Deepwater Horizon Settlement Program. The cash proceeds will be received in installments in 2019 and 2020. The net present value of the settlement was recorded in our third quarter 2018 financial results in Other Income in our Consolidated Statements of Operations, and Other current and Other non-current assets in our Consolidated Balance Sheets.
11. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name and parts required to support the military truck lines.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2018
External sales and revenues, net	$1,894	$603	$68	$40	$1	$2,606
Intersegment sales and revenues	22	2	21	25	(70)	—
Total sales and revenues, net	$1,916	$605	$89	$65	$(69)	$2,606
Income (loss) from continuing operations attributable to NIC, net of tax	$165	$144	$4	$23	$(166)	$170
Income tax expense	—	—	—	—	(3)	(3)
Segment profit (loss)	$165	$144	$4	$23	$(163)	$173
Depreciation and amortization	$31	$2	$3	$14	$1	$51
Interest expense	—	—	—	22	60	82
Equity in income (loss) of non-consolidated affiliates	1	1	(2)	—	—	—
Capital expenditures(B)	19	—	1	1	5	26

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2017
External sales and revenues, net	$1,521	$580	$74	$35	$3	$2,213
Intersegment sales and revenues	10	6	10	27	(53)	—
Total sales and revenues, net	$1,531	$586	$84	$62	$(50)	$2,213
Income (loss) from continuing operations attributable to NIC, net of tax	$7	$157	$3	$23	$(154)	$36
Income tax expense	—	—	—	—	—	—
Segment profit (loss)	$7	$157	$3	$23	$(154)	$36
Depreciation and amortization	$35	$3	$3	$13	$3	$57
Interest expense	—	—	—	24	67	91
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	—	1
Capital expenditures(B)	21	1	2	—	3	27

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2018
External sales and revenues, net	$4,810	$1,768	$229	$118	$8	$6,933
Intersegment sales and revenues	61	6	38	69	(174)	—
Total sales and revenues, net	$4,871	$1,774	$267	$187	$(166)	$6,933
Income (loss) from continuing operations attributable to NIC, net of tax	$200	$413	$(2)	$62	$(521)	$152
Income tax expense	—	—	—	—	(25)	(25)
Segment profit (loss)	$200	$413	$(2)	$62	$(496)	$177
Depreciation and amortization	$100	$5	$8	$41	$6	$160
Interest expense	—	—	—	64	176	240
Equity in income (loss) of non-consolidated affiliates	2	2	(4)	—	—	—
Capital expenditures(B)	74	1	2	1	1	79

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2017
External sales and revenues, net	$3,929	$1,747	$186	$102	$8	$5,972
Intersegment sales and revenues	27	19	18	70	(134)	—
Total sales and revenues, net	$3,956	$1,766	$204	$172	$(126)	$5,972
Income (loss) from continuing operations attributable to NIC, net of tax	$(118)	$459	$(8)	$51	$(490)	$(106)
Income tax expense	—	—	—	—	(10)	(10)
Segment profit (loss)	$(118)	$459	$(8)	$51	$(480)	$(96)
Depreciation and amortization	$103	$9	$10	$38	$9	$169
Interest expense	—	—	—	65	197	262
Equity in income of non-consolidated affiliates	3	3	—	—	—	6
Capital expenditures(B)	78	2	5	1	7	93

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2018	$2,264	$645	$335	$2,407	$1,273	$6,924
October 31, 2017	1,621	632	378	2,207	1,297	6,135
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $46 million and $131 million for the three and nine months ended July 31, 2018, respectively, and $45 million and $121 million for the three and nine months ended July 31, 2017, respectively.

(B)	Exclusive of purchases of equipment leased to others.
12. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2018	$—	$(289)	$(1,865)	$(2,154)
Other comprehensive loss before reclassifications	—	(13)	—	(13)
Amounts reclassified out of accumulated other comprehensive loss	—	—	29	29
Net current-period other comprehensive income (loss)	—	(13)	29	16
Balance as of July 31, 2018	$—	$(302)	$(1,836)	$(2,138)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)
Other comprehensive loss before reclassifications	—	(19)	(2)	(21)
Amounts reclassified out of accumulated other comprehensive loss	—	—	94	94
Net current-period other comprehensive income (loss)	—	(19)	92	73
Balance as of July 31, 2018	$—	$(302)	$(1,836)	$(2,138)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2017	$1	$(288)	$(2,292)	$(2,579)
Other comprehensive income before reclassifications(A)	—	42	72	114
Amounts reclassified out of accumulated other comprehensive loss	—	—	53	53
Net current-period other comprehensive income	—	42	125	167
Balance as of July 31, 2017	$1	$(246)	$(2,167)	$(2,412)
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
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended July 31,		Nine Months Ended July 31,
	Location in Consolidated Statements of Operations	2018	2017	2018	2017
Defined benefit plans
Amortization of actuarial loss	Selling, general and administrative expenses	$29	$36	$86	$106
Settlements	Selling, general and administrative expenses	—	—	9	—
Settlements	Restructuring charges	—	23	—	23
	Total before tax	29	59	95	129
	Tax expense	—	(6)	(1)	(7)
Total reclassifications for the period, net of tax		$29	$53	$94	$122

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$170	$36	$152	$(106)
Income from discontinued operations, net of tax	—	1	—	1
Net income (loss)	$170	$37	$152	$(105)

Denominator:
Weighted average shares outstanding:
Basic	99.0	98.3	98.8	91.1
Effect of dilutive securities	0.7	0.3	0.8	—
Diluted	99.7	98.6	99.6	91.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$1.72	$0.37	$1.54	$(1.16)
Discontinued operations	—	0.01	—	0.01
	$1.72	$0.38	$1.54	$(1.15)
Diluted:
Continuing operations	$1.71	$0.37	$1.53	$(1.16)
Discontinued operations	—	0.01	—	0.01
	$1.71	$0.38	$1.53	$(1.15)
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
In February 2017, we consummated our previously announced strategic alliance with TRATON Group, which included an equity investment in the Company by TRATON Group pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), a License and Supply Framework Agreement and a Procurement JV Framework Agreement.
Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and TRATON Group purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake (16.6% on a fully-diluted basis) in the Company), excluding stock issuance costs.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the nine months ended July 31, 2018, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the nine months ended July 31, 2018, the aggregate shares not included were 13.3 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

For the nine months ended July 31, 2017, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the nine months ended July 31, 2017, the aggregate shares not included were 14.7 million.
For both the three months ended July 31, 2018 and 2017, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended July 31, 2018 and 2017, the aggregate shares not included were 13.2 million and 14.6 million, respectively.
For both the three and nine months ended July 31, 2018 and 2017, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

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
Third Quarter Summary
During the third quarter of 2018, we continued to take actions that we believe will improve our performance. The focus of our strategy includes: growing business in our Core markets, driving operational excellence with enhanced focus on quality and reliability, pursuing innovative technology solutions, leveraging the TRATON Group strategic alliance, enhancing our winning culture and improving our financial performance. We believe our strategy will enable us to improve sales and market share by offering more value to our customers.
In July 2018, NFC entered into a new agreement whereby NFC borrowed an aggregate principal amount of $400 million under a new seven-year senior secured term loan facility (the "NFC Term Loan"). The proceeds of the NFC Term Loan were used to pay certain fees and expenses in connection with the NFC Term Loan and to make an intercompany loan to our Manufacturing operations. The remainder of the proceeds of the NFC Term Loan will be used for other general NFC purposes.
We continue to drive operational excellence by focusing on business in our Core markets. We remain committed to product investment to increase customer value and to focus on our Core markets. By the end of 2018, we expect our entire portfolio will consist of newly designed trucks.
Financial Summary
Continuing Operations Results — In the third quarter of 2018, our consolidated net sales and revenues were $2.6 billion, an 18% increase compared to the prior year quarter. In the first nine months of 2018, our consolidated net sales and revenues were $6.9 billion, a 16% increase compared to the first nine months of 2017. The increase for both periods reflects higher volumes from our Truck segment.
In the third quarter and first nine months of 2018, we earned income from continuing operations before income taxes of $180 million and $197 million, respectively, compared to income of $41 million and a loss of $78 million in the respective prior year periods. Our gross margin increased by $100 million and $295 million in the third quarter and first nine months of 2018, respectively, primarily due to the impact of higher volumes and a decrease in used truck losses. In the third quarter of 2018, we recorded a gain of $70 million representing the net present value from the Deepwater Horizon Settlement Program.
In the third quarter and first nine months of 2018, we recognized income tax expense of $3 million and $25 million, compared to zero and $10 million in the respective prior year periods. Income tax expense in both periods is impacted by earnings, geographical mix and certain discrete items. The change in income tax expense is also impacted by a $35 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurements recorded in the third quarter of 2017.
In the third quarter and first nine months of 2018, after income taxes, we had net income from continuing operations attributable to NIC of $170 million and $152 million, or $1.71 and $1.53 per diluted share for continuing operations, compared to net income of $36 million or $0.37 per diluted share for continuing operations, and a net loss $106 million or $1.16 per diluted share, in the prior year periods.

In the third quarter and first nine months of 2018, consolidated net income attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $284 million and $513 million, respectively, compared to $160 million and $270 million in the comparable prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the third quarter of 2018 was $218 million compared to $194 million in the comparable prior year period. In the first nine months of 2018, Adjusted EBITDA was $504 million compared to $314 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
We ended the third quarter of 2018 with $1,117 million of consolidated cash, cash equivalents and marketable securities, compared to $1,076 million as of October 31, 2017. The increase in consolidated cash, cash equivalents and marketable securities was primarily attributable to higher net income, an increase in accounts payable, proceeds from financed lease obligations and the issuance of long-term debt partially offset by increases in accounts and finance receivables, inventory and other current and noncurrent assets, a decrease in other current liabilities, capital expenditures and purchases of equipment leased to others.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended July 31, 2018 as compared to the quarter ended July 31, 2017

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except per share data and % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Sales and revenues, net	$2,606	$2,213	$393	18%	$6,933	$5,972	$961	16%
Costs of products sold	2,096	1,803	293	16%	5,615	4,949	666	13%
Restructuring charges	1	(13)	14	(108)%	(1)	(4)	3	(75)%
Asset impairment charges	8	6	2	33%	11	13	(2)	(15)%
Selling, general and administrative expenses	244	233	11	5%	686	654	32	5%
Engineering and product development costs	72	61	11	18%	222	189	33	17%
Interest expense	82	91	(9)	(10)%	240	262	(22)	(8)%
Other income, net	(77)	(8)	(69)	863%	(37)	(7)	(30)	429%
Total costs and expenses	2,426	2,173	253	12%	6,736	6,056	680	11%
Equity in income of non-consolidated affiliates	—	1	(1)	(100)%	—	6	(6)	(100)%
Income (loss) from continuing operations before income taxes	180	41	139	339%	197	(78)	275	(353)%
Income tax expense	(3)	—	(3)	—%	(25)	(10)	(15)	150%
Income (loss) from continuing operations	177	41	136	332%	172	(88)	260	(295)%
Less: Net income attributable to non-controlling interests	7	5	2	40%	20	18	2	11%
Income (loss) from continuing operations, net of tax(A)	170	36	134	372%	152	(106)	258	(243)%
Income from discontinued operations, net of tax	—	1	(1)	(100)%	—	1	(1)	(100)%
Net income (loss)(A)	$170	$37	$133	359%	$152	$(105)	$257	(245)%
Diluted income (loss) per share(A)
Continuing operations	$1.71	$0.37	$1.34	362%	$1.53	$(1.16)	$2.69	(232)%
Discontinued operations	—	0.01	(0.01)	(100)%	—	0.01	(0.01)	(100)%
	$1.71	$0.38	$1.33	350%	$1.53	$(1.15)	$2.68	(233)%

Diluted weighted average shares outstanding	99.7	98.6	1.1	1%	99.6	91.1	8.5	9%
_________________________

(A)	Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Truck	$1,916	$1,531	$385	25%	$4,871	$3,956	$915	23%
Parts	605	586	19	3%	1,774	1,766	8	—%
Global Operations	89	84	5	6%	267	204	63	31%
Financial Services	65	62	3	5%	187	172	15	9%
Corporate and Eliminations	(69)	(50)	(19)	38%	(166)	(126)	(40)	32%
Total	$2,606	$2,213	$393	18%	$6,933	$5,972	$961	16%
In the third quarter and first nine months of 2018, our Truck segment net sales increased by $385 million and $915 million, or 25% and 23%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in military sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes. In the third quarter and first nine months of 2018, truck chargeouts from our Core markets increased by 26% and 22%, respectively.
In the third quarter and first nine months of 2018, our Parts segment net sales increased by $19 million and $8 million, respectively. The increase is primarily due to higher overall volumes and parts sales related to the Fleetrite™ brand, partially offset by lower BDP sales.
In the third quarter and first nine months of 2018, our Global Operations segment net sales increased by $5 million and $63 million, or 6% and 31%, respectively. The increase was primarily driven by higher engine volumes in our South America engine operations due to the improving Brazilian economy, partially offset by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate has weakened by 14% and 6%, respectively, compared with the prior year period.
In the third quarter and first nine months of 2018, our Financial Services segment net revenues increased by $3 million and $15 million, or 5% and 9%, respectively. The increase is primarily driven by higher average portfolio balances in the U.S. and Mexico.
Costs of products sold
In the third quarter and first nine months of 2018, Costs of products sold increased by $293 million and $666 million, respectively, primarily driven by the impact of higher volumes in our Core markets. The first nine months of 2018 were also impacted by a decrease in used truck losses.
In the third quarter and first nine months of 2018, we recorded a charge in our Truck segment for our used truck reserve of $16 million and $38 million, respectively, compared to a charge of $14 million and $102 million in the respective prior year periods. In the third quarter and first nine months of 2018, we recorded a benefit for adjustments to pre-existing warranties of $4 million, for both periods, compared to a charge of $6 million and a benefit of $4 million in the respective prior year periods. We have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Restructuring charges
In the third quarter and first nine months of 2018, Restructuring charges increased by $14 million and $3 million compared to the third quarter and first nine months of 2017. In the third quarter of 2017, we recorded postretirement net benefits of $43 million related to the execution of the closure agreement for our Chatham, Ontario plant, partially offset by postretirement and severance charges of $31 million related to our plan to cease production at our Melrose Park Facility. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative ("SG&A") expenses
In the third quarter and first nine months of 2018, SG&A expenses increased by $11 million and $32 million, respectively. The increase is primarily due to employee compensation expenses, expenses related to growth initiatives, and profit sharing accruals related to supplemental benefits for certain retirees, partially offset by the impact of charges related to the MaxxForce engine EGR product litigation recorded during the third quarter of 2017.

Engineering and product development costs
In the third quarter and first nine months of 2018, Engineering and product development costs increased by $11 million and $33 million, respectively. This is primarily due to our development agreements with TRATON Group involving the expense of certain engine and transmission development costs.
Other income, net
In the third quarter and first nine months of 2018, Other income increased by $69 million and $30 million, respectively. The increase was primarily driven by a settlement of a business economic loss claim relating to our Alabama engine manufacturing facility in which we recorded a gain of $70 million representing the net present value from the Deepwater Horizon Settlement Program. This increase was partially offset by $46 million of charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our 8.25% Senior Notes and refinancing of our previous Term Loan. For more information on the business economic loss settlement, see Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements.
Income tax expense
In the third quarter and first nine months of 2018, our income tax expense increased by $3 million and $15 million, respectively. The change in income tax expense in both periods is impacted by earnings, geographical mix and certain discrete items. The change in income tax expense is also impacted by a $35 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurements recorded in the third quarter of 2017.
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
Truck Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Truck segment sales, net	$1,916	$1,531	$385	25%	$4,871	$3,956	$915	23%
Truck segment profit (loss)	165	7	158	N.M.	200	(118)	318	269%
Segment sales
In the third quarter and first nine months of 2018, our Truck segment net sales increased by $385 million and $915 million, or 25% and 23%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in military sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes.
In the third quarter of 2018, chargeouts from our Core markets increased by 26% compared to the third quarter of 2017, which is reflective of an improvement in Class 8 industry volumes. The improvement represents a 71% increase in Class 8 heavy trucks, a 31% increase in medium trucks, partially offset by a 14% decrease in Class 8 severe service trucks and a 5% decrease in school buses.
In the first nine months of 2018, chargeouts from our Core markets increased by 22% compared to the first nine months of 2017 which is reflective of an improvement in Class 8 industry volumes. The improvement represents a 67% increase in Class 8 heavy trucks, an 11% increase in medium trucks, a 2% increase in Class 8 severe service trucks, and a 1% increase in school buses.

Segment results
In the third quarter and first nine months of 2018, our Truck segment profit improved by $158 million and $318 million, respectively. The improvement is primarily driven by the impact of higher volumes in our Core markets, higher Other Income and charges related to the MaxxForce engine EGR product litigation recorded in the third quarter of 2017. The first nine months of 2018 were also impacted by a decline in used truck losses.
In the third quarter of 2018, we recorded a $70 million gain related to the settlement of a business economic loss claim which was recognized in Other income, net in our Consolidated Statements of Operations.
In the third quarter and first nine months of 2018, we recorded charges in our Truck segment for our used truck reserve of $16 million and $38 million compared to charges of $14 million and $102 million in the respective prior year periods. During the second quarter of 2017, we implemented a shift in market mix for our used trucks to include an increase in volume to certain export markets, which had a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity of our used trucks. In the third quarter and first nine months of 2018, we recorded a benefit of $4 million, for both periods, in our Truck segment for adjustments to pre-existing warranties compared to a charge of $6 million and a benefit of $4 million in the respective prior year periods. We have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Parts Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Parts segment sales, net	$605	$586	$19	3%	$1,774	$1,766	$8	—%
Parts segment profit	144	157	(13)	(8)%	413	459	(46)	(10)%
Segment sales
In the third quarter and first nine months of 2018, our Parts segment net sales increased by $19 million and $8 million, respectively. The increase is primarily due to higher overall volumes and parts sales related to the Fleetrite™ brand, partially offset by lower BDP sales.
Segment profit
In the third quarter and first nine months of 2018, our Parts segment profit decreased by $13 million and $46 million, or 8% and 10%, respectively, primarily due to lower U.S. margins, higher freight-related expenses, and intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Global Operations segment sales, net	$89	$84	$5	6%	$267	$204	$63	31%
Global Operations segment profit (loss)	4	3	1	33%	(2)	(8)	6	75%
Segment sales
In the third quarter and first nine months of 2018, our Global Operations segment net sales increased by $5 million and $63 million, or 6% and 31%, respectively. The increase was primarily driven by higher engine volumes in our South America engine operations due to the improving Brazilian economy, partially offset by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate has weakened by 14% and 6%, respectively, compared with the prior year period.
Segment results
In the third quarter of 2018, our Global Operations segment results were comparable to the prior year period while in the first nine months of 2018, the segment results improved by $6 million, or 75%. The improvement was driven by the impact of higher engine volumes, partially offset by the impact of higher other income of $6 million related to the sale of machinery and equipment recorded in 2017. In the first nine months of 2017, our Global Operations segment loss was mitigated by a one-time benefit of $9 million recognized as an adjustment to pre-existing warranties.

Financial Services Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2018	2017	Change	% Change	2018	2017	Change	% Change
Financial Services segment revenues, net	$65	$62	$3	5%	$187	$172	$15	9%
Financial Services segment profit	23	23	—	—%	62	51	11	22%
Segment revenues
In the third quarter and first nine months of 2018, our Financial Services segment net revenues increased by $3 million and $15 million, or 5% and 9%, respectively. The increase is primarily driven by higher average portfolio balances in the U.S. and Mexico.
Segment profit
In the third quarter of 2018, our Financial Services segment profit was comparable to the prior year period while in the first nine months of 2018, segment profit increased by $11 million, or 22%. The increase is primarily driven by higher interest margins partially offset by an increase in the provision for loan losses in Mexico and asset impairment charges.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Communications and R.L. Polk & Co. ("Polk") and our Core retail deliveries:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	6,500	6,900	(400)	(6)%	17,400	19,500	(2,100)	(11)%
Class 6 and 7 medium trucks	24,600	20,800	3,800	18%	73,500	64,600	8,900	14%
Class 8 heavy trucks	52,800	39,300	13,500	34%	142,300	101,600	40,700	40%
Class 8 severe service trucks	18,300	16,500	1,800	11%	52,700	45,100	7,600	17%
Total Core markets	102,200	83,500	18,700	22%	285,900	230,800	55,100	24%
Combined class 8 trucks	71,100	55,800	15,300	27%	195,000	146,700	48,300	33%
Navistar Core retail deliveries	15,900	12,800	3,100	24%	45,500	37,300	8,200	22%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Communications and Polk:

	Three Months Ended
	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	22%	26%	20%	23%	25%
Class 8 heavy trucks	13%	13%	11%	14%	10%
Class 8 severe service trucks	11%	12%	12%	16%	12%
Combined class 8 trucks	12%	13%	11%	15%	11%

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

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses	3,900	3,300	600	18%	11,000	9,100	1,900	21%
Class 6 and 7 medium trucks	7,800	4,700	3,100	66%	23,900	15,900	8,000	50%
Class 8 heavy trucks	12,800	4,600	8,200	178%	31,800	12,700	19,100	150%
Class 8 severe service trucks	3,800	2,300	1,500	65%	9,800	6,500	3,300	51%
Total Core markets	28,300	14,900	13,400	90%	76,500	44,200	32,300	73%
Combined class 8 trucks	16,600	6,900	9,700	141%	41,600	19,200	22,400	117%

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

	As of July 31,
(in units)	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,900	2,500	1,400	56%
Class 6 and 7 medium trucks	10,700	4,300	6,400	149%
Class 8 heavy trucks	18,700	6,700	12,000	179%
Class 8 severe service trucks	5,700	2,600	3,100	119%
Total Core markets	39,000	16,100	22,900	142%
Combined class 8 trucks	24,400	9,300	15,100	162%
_______________________

(A)	The School bus backlogs include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2018	2017	Change	% Change	2018	2017	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,700	3,900	(200)	(5)%	8,500	8,400	100	1%
Class 6 and 7 medium trucks	6,300	4,800	1,500	31%	17,500	15,700	1,800	11%
Class 8 heavy trucks	7,200	4,200	3,000	71%	17,200	10,300	6,900	67%
Class 8 severe service trucks	1,900	2,200	(300)	(14)%	6,000	5,900	100	2%
Total Core markets	19,100	15,100	4,000	26%	49,200	40,300	8,900	22%
Non "Core" military	100	200	(100)	(50)%	500	500	—	—%
Other markets(B)	2,500	2,900	(400)	(14)%	5,900	6,900	(1,000)	(14)%
Total worldwide units	21,700	18,200	3,500	19%	55,600	47,700	7,900	17%
Combined class 8 trucks	9,100	6,400	2,700	42%	23,200	16,200	7,000	43%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Other markets primarily consist of Export Truck and Mexico.
Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	July 31, 2018	October 31, 2017
Consolidated cash and cash equivalents	$1,022	$706
Consolidated marketable securities	95	370
Consolidated cash, cash equivalents, and marketable securities	$1,117	$1,076

	As of
(in millions)	July 31, 2018	October 31, 2017
Manufacturing operations	$1,084	$1,036
Financial Services operations	33	40
Consolidated cash, cash equivalents, and marketable securities	$1,117	$1,076
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature.
Consolidated cash, cash equivalents, and marketable securities totaled $1.1 billion at July 31, 2018, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

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
We have generally financed our Manufacturing operations with cash, funding from our Financial Services operations, equity, and access to the capital markets. We also have a $125 million Amended and Restated Asset-Based Credit Facility. Our borrowing capacity under this facility is subject to a $13 million liquidity block. As of July 31, 2018, we have issued certain letters of credit but have no borrowings. We maintain availability to borrow under the Amended and Restated Asset-Based Credit Facility. Also, we have capacity under our various debt arrangements to incur incremental debt. Additionally, the covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature.
Our Manufacturing operations sold $5.9 billion of wholesale notes and accounts receivable to our Financial Services operations during the nine months ended July 31, 2018. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.5 billion as of July 31, 2018. Our Financial Services operations also make loans and provide dividends, return of capital and tax upstreams to our Manufacturing operations. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $241 million at July 31, 2018.
Included in loans made from Financial Services operations to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets, (the "Intercompany Used Truck Loan"). As of July 31, 2018 and October 31, 2017, our borrowings under the Intercompany Used Truck Loan were $29 million. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the nine months ended July 31, 2018, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million. During the nine months ended July 31, 2018, our Financial Services operations made an intercompany loan of $150 million to our Manufacturing operations (the "Intercompany Loan"), utilizing existing credit facilities.
Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of July 31, 2018 and October 31, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements were $55 million.
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
As of July 31, 2018, the aggregate amount available to fund finance receivables under our Financial Services facilities was $517 million. Included under our Financial Services facilities is the NFC bank credit facility. The revolving portion of the facility matures in September 2021 and the term loan portion of the facility matured in June 2018. Availability under the NFC bank credit facility totaled $231 million as of July 31, 2018.
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

In November 2017, we entered into Tax Exempt Bond Amendments to adjust various restrictive covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing our previously existing Term Loan and the new Term Loan Credit Agreement.
In December 2017, the maturity date of the variable funding notes ("VFN") facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million.
In January 2018, the maturity date of the $100 million TRAC funding facility was extended from April 2018 to January 2019.
In July 2018, NFC entered into a new agreement whereby NFC borrowed an aggregate principal amount of $400 million under a new seven-year senior secured term loan facility (the "NFC Term Loan"). The proceeds of the NFC Term Loan were used to pay certain fees and expenses in connection with the NFC Term Loan and to make the Intercompany Loan to our Manufacturing operations. The remainder of the proceeds of the NFC Term Loan will be used for other general NFC purposes.
At maturity in October 2018, our Manufacturing operations expect to repay our 4.50% Senior Subordinated Convertible Notes utilizing cash on hand. Additionally, NFSC intends to enter into a new facility to replace the $300 million of investor notes maturing in September 2018.
Cash Flow Overview

	Nine Months Ended July 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(154)	$(26)	$(180)
Net cash provided by (used in) investing activities	129	(135)	(6)
Net cash provided by financing activities	363	155	518
Effect of exchange rate changes on cash and cash equivalents	(15)	(1)	(16)
Increase (decrease) in cash and cash equivalents	323	(7)	316
Cash and cash equivalents at beginning of the period	666	40	706
Cash and cash equivalents at end of the period	$989	$33	$1,022

	Nine Months Ended July 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(180)	$12	$(168)
Net cash used in investing activities	(143)	(51)	(194)
Net cash provided by financing activities	428	40	468
Effect of exchange rate changes on cash and cash equivalents	2	(1)	1
Increase in cash and cash equivalents	107	—	107
Cash and cash equivalents at beginning of the period	761	43	804
Cash and cash equivalents at end of the period	$868	$43	$911
_________________________

(A)
Manufacturing operations cash flows and Financial Services operations cash flows are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing operations, for this purpose, include our Truck segment, Global Operations segment, Parts segment, and Corporate items which include certain eliminations. The reconciling differences between these non-GAAP financial measures and our U.S. GAAP consolidated financial statements in Item 1, Financial Statements and Supplementary Data, are our Financial Services operations and adjustments required to eliminate certain intercompany transactions between Manufacturing operations and Financial Services operations. Our Financial Services operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis, to illustrate the respective cash flows giving effect to the equity basis cash flow shown above, and to provide an additional measure of performance and liquidity.

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $154 million and $180 million in the nine months ended July 31, 2018 and 2017, respectively. The lower use of cash from operating activities in 2018 compared to 2017 was primarily attributable to higher net income, an increase in net payables with our Financial Services operations, an increase in accounts payable, and an increase in other noncurrent liabilities, partially offset by a decrease in the collection of accounts receivable, higher inventories and a decrease in other current liabilities.
Cash paid for interest, net of amounts capitalized, was $181 million and $188 million in the nine months ended July 31, 2018 and 2017, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $129 million in the nine months ended July 31, 2018, compared to cash used in investing activities of $143 million in the nine months ended July 31, 2017. The net increase in cash flow from investing activities in 2018 compared to 2017 was primarily attributable to lower purchases and higher maturities of marketable securities and a decrease in capital expenditures, partially offset by a decrease in the sale of marketable securities, an increase in the amount of restricted cash, lower proceeds from sales of property and equipment and lower proceeds from the sales of non-consolidated affiliates.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $363 million and $428 million in the nine months ended July 31, 2018 and 2017, respectively. The net decrease in cash flow from financing activities in 2018 compared to 2017 was primarily attributable to higher principal repayments of long-term debt, a decrease in the amount of proceeds received from the issuance of common stock and higher debt issuance costs, partially offset by higher proceeds from the issuance of long-term debt, a decrease in the amount of stock issuance costs, higher proceeds received from the exercise of stock options and funding under the Intercompany Loan.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $26 million in the nine months ended July 31, 2018 compared to cash provided by operating activities of $12 million in the nine months ended July 31, 2017. The decrease in cash provided by operating activities compared to 2017 was primarily due to an increase in net receivables with our Manufacturing operations, partially offset by higher Financial Services income.
Cash paid for interest, net of amounts capitalized, was $55 million and $53 million for the nine months ended July 31, 2018 and 2017, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $135 million and $51 million in the nine months ended July 31, 2018 and 2017, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses of cash from investing activities in 2018 and 2017. The increase in cash used in investing activities was primarily due to an increase in restricted cash levels required for the maturity and repayment of investor notes in September 2018, and an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $155 million and $40 million in the nine months ended July 31, 2018 and 2017, respectively. The increase in cash provided by financing activities compared to 2017 was primarily due to the increase in borrowing levels used to fund the increase in investing activities and the increase in net receivables with our Manufacturing operations.
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
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Income (loss) from continuing operations attributable to NIC, net of tax	$170	$36	$152	$(106)
Plus:
Depreciation and amortization expense	51	57	160	169
Manufacturing interest expense(A)	60	67	176	197
Adjusted for:
Income tax expense	(3)	—	(25)	(10)
EBITDA	$284	$160	$513	$270
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Interest expense	$82	$91	$240	$262
Less: Financial services interest expense	22	24	64	65
Manufacturing interest expense	$60	$67	$176	$197
Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
EBITDA (reconciled above)	$284	$160	$513	$270
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	(4)	6	(4)	(4)
Asset impairment charges(B)	8	6	11	13
Restructuring of manufacturing operations(C)	1	(3)	(1)	6
EGR product litigation(D)	—	31	1	31
Gain on sale(E)	—	(6)	—	(6)
Debt refinancing charges(F)	—	—	46	4
Pension settlement(G)	—	—	9	—
Settlement gain(H)	(71)	—	(71)	—
Total adjustments	(66)	34	(9)	44
Adjusted EBITDA	$218	$194	$504	$314
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

(B)
In the third quarter and first nine months of 2018, we recorded $8 million and $11 million, respectively, of impairment charges related to the sale of our railcar business in Cherokee, Alabama, certain long-lived assets and certain assets under operating leases in our Truck and Financial Services segments. In the third quarter and first nine months of 2017, we recorded $6 million and $13 million, respectively, of asset impairment charges relating to assets held for the sale of our Conway, Arkansas fabrication business and for certain assets under operating leases in our Truck segment.

(C)
In the third quarter and first nine months of 2018, we recorded a charge of $1 million and a benefit of $1 million, respectively, related to adjustments for restructuring in our Truck, Global Operations and Corporate segments. In the third quarter and first nine months of 2017, we recorded a benefit of $3 million and a charge of $6 million for restructuring in our Truck segment. In the third quarter of 2017, we recorded $41 million of charges related to our plan to cease production at our Melrose Park Facility, a net benefit of $43 million related to the resolution of the closing agreement for our Chatham, Ontario plant, and the release of $1 million in OPEB liabilities in connection with the sale of our fabrication business in Conway, Arkansas. The first nine months of 2017 were also impacted by $7 million of restructuring charges related to the closure of the Chatham, Ontario plant and $2 million of restructuring charges in our Truck and Corporate segments.

(D)
In the first nine months of 2018, we recognized an additional charge of $1 million for a jury verdict related to the Maxxforce engine EGR product litigation in our Truck segment. In the third quarter and first nine months of 2017, we recognized a charge of $31 million for a jury verdict related to the Maxxforce engine EGR product litigation in our Truck segment.

(E)	In the third quarter of 2017, we recognized a gain of $6 million related to the sale of a business line in our Parts segment.

(F)
In the first nine months of 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our 8.25% Senior Notes and the refinancing of our previously existing Term Loan. In the first nine months of 2017, we recorded a charge of $4 million related to third party fees and debt issuance costs associated with the repricing of our previously existing Term Loan.

(G)
In the first quarter of 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, we recorded a pension settlement accounting charge of $9 million in SG&A expenses.

(H)
In the third quarter of 2018, we settled a business economic loss claim relating to our Alabama engine manufacturing facility in which we will receive a net present value of $70 million, net of our fees and costs, from the Deepwater Horizon Settlement Program. We recorded the $70 million net present value of the settlement and related interest income of $1 million in Other Income, net.

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
For the three and nine months ended July 31, 2018, we contributed $25 million and $78 million, respectively, and for the three and nine months ended July 31, 2017, we contributed $21 million and $67 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $54 million during the remainder of 2018. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2019 through 2021, we will be required to contribute $140 million to $190 million per year to the Plans, depending on asset performance and discount rates.
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

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011 and were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has finalized a heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. California also in 2014 adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024, but has not to date formally commenced any further NOx regulations. The EPA and the California Air Resources Board (CARB) may also consider other actions, including extended emission warranties. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles.
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
These standards will require significant investments of capital and will significantly increase costs of development for engines and vehicles and will require us to incur administrative costs arising from implementation of the standard.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2017. During the nine months ended July 31, 2018, there were no significant changes in our application of our critical accounting policies.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2017. During the nine months ended July 31, 2018, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the nine months ended July 31, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018.

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
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 6, 2018