Form 10-K
period 2018-10-31
NAVISTAR INTERNATIONAL CORP
filed 2018-12-18
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018

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
Registrant’s telephone number, including area code: (331) 332-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock (par value $0.10)	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,272 million.
As of November 30, 2018, the number of shares outstanding of the registrant’s common stock was 98,900,635, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2019 annual meeting of stockholders scheduled to be held on February 12, 2019 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	6
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A.	Controls and Procedures	135
Item 9B.	Other Information	135

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	136
Item 11.	Executive Compensation	136
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13.	Certain Relationships and Related Transactions, and Director Independence	136
Item 14.	Principal Accountant Fees and Services	136

PART IV
Item 15.	Exhibits and Financial Statement Schedules	136
Item 16.	Summary	137
	Signatures	138

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our expectations and estimates relating to the impact of the federal Tax Cuts and Jobs Act (the “Tax Act”) on our business and financial condition;

•	the implementation of, and expected benefits from, our strategic alliance with TRATON AG (formerly Volkswagen Truck & Bus AG) and certain of its subsidiaries and affiliates ("TRATON Group");

•	our development and launch of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

•
our business strategies relating to, and our ability to meet, federal and state regulatory heavy-duty diesel emissions standards applicable to certain of our engines, including the timing and costs of compliance and consequences of noncompliance with such standards, as well as our ability to meet other federal, state and foreign regulatory requirements;

•	our business strategies and short-term and long-term goals, and activities to accomplish such strategies and goals;

•
our ability to implement our strategy focused on growing the core business (i.e., the truck and parts markets for the United States and Canada, where we participate primarily in the Class 6 through 8 vehicle market segments (the “Core” business and “Core” markets)), driving operational excellence, pursuing innovative technology solutions, leveraging the TRATON Group strategic alliance, continuing our commitment to a customer-centric approach, enhancing cross functional teamwork and our winning culture, and improving our financial performance, as well as the results we expect to achieve from the implementation of our strategy;

•	our expectations related to new product launches;

•	anticipated results from the realignment of our leadership and management structure;

•	anticipated results from acquisitions, dispositions, strategic alliances, and joint ventures we complete;

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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2018, 2017, and 2016 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
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

•	Financial Services—We provide and manage retail, wholesale, and lease financing of products sold by the Truck and Parts segments, as well as their dealers, within the U.S., Canada and Mexico.
Our Strategy
Our Business
Our Core business is the truck and parts markets for the United States and Canada, where we participate primarily in the Class 6 through 8 vehicle market segments. With more than a million trucks on the road in the United States and Canada, nearly one in four Class 6 through 8 vehicles is an International® truck. Nearly half of all school buses on the road today are our IC brand. We have one of the largest commercial vehicle parts distribution networks in the United States and a captive finance company. Outside of our Core markets, International® is one of the leading truck brands in Mexico and much of Latin America. We are the largest independent diesel engine company in Brazil, with our wholly-owned subsidiary International-Industria Automotiva da America do Sul Ltda. (“IIAA”), formerly MWM International-Industria de Motores da America Do Sul Ltda. We also export trucks, buses, and engines to niche markets around the world.
We continue to take actions that we believe will improve our performance and evaluate additional opportunities to enhance value for our customers. The following is a summary of our 2018 accomplishments and our expectations going forward.
Our 2018 Accomplishments
We continue to show positive progress on our top priorities as we move from a turn-around phase to a growth phase. In 2018, we ended with a significant volume increase and we were the only brand to increase Class 8 market share.

I.
Sales: In 2018, we increased our Class 8 market share in a strong industry environment by nearly 2%, and our Core chargeout volumes ended at 73,900. Overall Class 6-8 retail market share was higher than the prior year. Our all-makes Fleetrite® brand experienced double-digit growth year over year for our overall Parts segment (U.S., Canada, Mexico and export).

Product Launches: We focused on our Core markets and invested in product development to increase customer value, improve our customers’ business and enhance customer experience.

•
Truck: In January 2018, we announced the International® HV™ Series Mid-Range Diesel which includes a bridge formula truck for the concrete industry. In March 2018, we announced the International® MV™ Series Mid-Range Diesel model, our new medium-duty truck.

•
Bus: In February 2018, we announced the newly updated IC Bus® RE Series Type D school bus featuring remote diagnostics connectivity solutions. In July 2018, IC Bus® became the first school bus original equipment manufacturer (OEM) to make electronic stability control and collision mitigation standard on all IC Bus models with air brakes.

II.
Strategic Alliance: Our strategic alliance with TRATON Group continues to progress. Within the strategic alliance, the parties formed a joint venture to make recommendations for sourcing, evaluating and negotiating joint procurement opportunities.

•
The procurement joint venture has continued to give us access to global scale to achieve significant cost reductions. To date, our procurement joint venture has delivered over 90% of the target the parent companies had set for the first 24 months. It has identified a pipeline of additional projects to deliver the cumulative savings projected over the first five years.

•	The rest of the strategic alliance is on plan to deliver technology and other synergies:

1.	Pursuing medium-duty vehicle electric powertrain.

2.	Collaborating on fully integrated, next generation diesel big bore powertrains.

3.	Collaborating on connected vehicle hardware and service solutions.

III.	Quality and Uptime: Our focus on improving quality and uptime can best be seen in the reduction of dealer dwell time through improvements in diagnostic and repair procedures.

•	Warranty expense as a percentage of manufacturing revenue has decreased to 1.7%, from 2.4% in the prior year.

•
Our new product command center (“Command Center”) focuses on dwell time improvement for our new products. In 2018, the percent of repairs completed in 24 hours on our new 13L A26 engine improved by 10 percentage points.

IV.	OnCommand Connection (“OCC”): OCC is our unique open architecture, all-brands remote diagnostics system focusing on improving vehicle uptime for our customers.

•	OCC supports the Command Center using proactive diagnostics and predictive tools.

•	We have over 600,000 vehicles actively reporting in OCC of which over 75% report via telematics.

•	We continue to add telematics partners to our portfolio.

•	In 2018, we launched OCC Telematics which includes access to the OCC Portal as a standard feature on our RH™, LT™ and Lonestar products.

V.	Cost Management: Focus on lowering material costs in our procurement and engineering organizations has resulted in improved margins.
Our Expectations Going Forward
Going forward, we believe we are well-positioned and have the right strategic vision in place to build upon our 2018 accomplishments. We intend to be the number one choice and the most customer focused, innovative and value-creating truck and bus solution provider in the Americas. To do that, we will prioritize and focus on closing the gaps before setting the new standard. The strategic vision includes areas of focus centered around:

•	Customer-Centric

•	Operational Excellence

•	Core Business

•	Business Transformation

•	Strategic Alliance with TRATON Group and

•	Cross-Functional Teamwork and a Winning Culture
By focusing on customer and market segmentation, we believe we will be able to better align our efforts with customer-specific applications and product requirements. We plan to continue to drive improvement of key performance metrics and we are committed to enhance customer value. We are operating with great care to execute flawless launches. We will further investigate electrification and build our eCommerce business to support our ease of doing business initiative. Together with our strategic alliance partner, TRATON Group, we expect to have a fully integrated proprietary powertrain as early as 2020, expect to launch the next generation connectivity module allowing feature sharing, and expect to launch an electric medium-duty truck and electric school bus. We intend to further develop our team-based organization, enhance collaborative work environments, and utilize visual management tools. We expect our financial performance to continue to improve due to savings from expected cost reduction actions and revenue growth.

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
Truck Segment
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, and military vehicles under the International and IC brands, along with production of proprietary engines, primarily in the North America markets that include the U.S., Canada, and Mexico. Our Truck segment also includes our truck export business under the International and IC brands as well as products that support the military truck product lines. The proprietary engines produced in North America are primarily used in our trucks and buses. Our strategy is to deliver the highest quality commercial trucks, buses, and military vehicles. We continue to expand our markets, which includes the exportation of our truck and bus products. The Truck segment is our largest operating segment based on total external sales and revenues.
We compete primarily in our Core markets. The Truck segment's manufacturing operations in the U.S. and Mexico consist principally of assembling components manufactured by our suppliers, as well as designing, engineering, and producing certain sheet metal components, including truck cabs, and proprietary engines.
The Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks. The operations at our engine manufacturing facility consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey-iron components. We market a portion of our commercial products directly to large fleets and the remainder through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets through our distribution and service network retail outlets, which is comprised of 727 outlets in the U.S. and Canada and 89 outlets in Mexico, as of October 31, 2018, and our export truck operations, primarily in Latin America. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.
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
Parts Segment
Our Parts segment provides customers with proprietary products needed to support the International commercial truck, IC Bus, proprietary engine lines, and export parts business, as well as our other product lines by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts through the dealer network that supports our trucks and engines. The Parts segment is our second largest operating segment based on total external sales and revenues.

Our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven parts distribution centers operated out of North America, or through direct shipment from our suppliers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers. We also serve our global markets through our dedicated export business which supports customers globally in Latin America, the Middle East, northern Africa, South Africa, Europe, Australia, Asia and Russia. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
The Parts business competes on many dimensions including customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks ("All-Make parts"), which are common across OEM truck manufacturers. We sell remanufactured parts through our ReNEWed product line and private label products through our Fleetrite brand name. The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets, including Fleetpride, TruckPro, and National Auto Parts Association ("Napa"). In addition, our Uptime Parts business sells directly to customers. We sell a wide-range of proprietary parts, and we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
Also included in the Parts segment is our Blue Diamond Parts, LLC ("BDP") joint venture with Ford, which manages the sourcing, merchandising and distribution of certain service parts for North America Ford vehicles. Major competitors for our BDP joint venture include Alliant Power, Jasper Engine Transmissions, and Delphi Automotive.

Global Operations Segment
Our Global Operations segment includes businesses that derive revenue from outside our Truck and Parts segments and primarily consists of the operations of our wholly-owned subsidiary, IIAA. IIAA is a leader in the South American mid-range diesel engine market, manufacturing and distributing mid-range diesel engines and providing customers with additional engine offerings in the agriculture, marine, genset, and light truck markets. Additionally, we also sell our engines to global OEMs for various on-and-off-road applications. We offer contract manufacturing services under IIAA's MWM brand to OEMs for the assembly of their engines, particularly in South America. IIAA has a very significant dealer network and Parts Distribution Center, responsible for internal and export sales of spare parts. As part of the Global Operations segment, IIAA has engine manufacturing operations in Brazil and Argentina. The Global Operations segment is our third largest operating segment based on total external sales and revenues.
Our commercial products are marketed through our independent dealer network, which offers a comprehensive range of services and other support functions to our end users.
IIAA also has a commercial agreement with an Indian company, Mahindra Heavy Engines Ltd. ("Mahindra"), under which MWM engines (4.8L and 7.2L) are manufactured at a plant located in the Chakan Industrial Area - city of Pune/India. The engines produced at that plant are exclusively sold by MWM outside of the Indian market, providing a cost competitive export platform in support of the Asian markets.
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
Financial Services Segment
Our Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers. We also finance wholesale and retail accounts receivable. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S., Canada and Mexico markets by providing or arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by NI. At October 31, 2018 and 2017, NFC retained floor plan financing for approximately 74% and 77% of the dealers, respectively, after the expiration of any free interest period. The Financial Services segment also facilitates financing relationships in other countries to support our Manufacturing Operations.
The Financial Services segment manages the relationship with Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together, "BMO")). Navistar Capital is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. In addition, Navistar Capital Canada (also a BMO program) provides financing to support the sale of our products in Canada.

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
Engineering and Product Development
Our engineering and product development programs are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across our truck and bus product lines.  We have shifted our investment focus from engine to truck by developing driver-centric designs with world class uptime and fuel economy that incorporates industry leading connected technologies utilizing Navistar’s OnCommand open architecture telematics solution. In 2018, we completed the launch of the International® HV™ Series for the Severe Service segment and the International® MV™ Series for the Medium Duty segment.  These product introductions are the continuation of the vehicle line overhaul which is the most significant product investment the Company has made in the last ten years. Additionally, we reintroduced the IC Bus’s RE type D school bus along with an 8.0L gasoline engine in the CE Bus™. Along with Propane CE Bus, we now have the most comprehensive powertrain offerings in the industry today. During the first six months of 2019, we expect to complete the launch of the Horizon suite of vehicles for the Global markets. We also expect to launch a brand-new Class 4/5 vehicle in conjunction with General Motors by the end of the calendar year.  Navistar is investing in ADAS, connected technologies and electric vehicles, working with strategic suppliers and partners. We introduced our first electric school bus at the recent National Association for Pupil Transportation Annual Conference. We believe that the alliance with TRATON Group will further expand our capabilities in these areas.
We participate in very competitive markets with more stringent regulatory requirements and faster technology adoptions, and we continue to believe that our strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development costs were $297 million in 2018, compared to $251 million in 2017 and $247 million in 2016. We expect that greenhouse gas (“GHG”) phase 2 regulations announced in 2016 will drive significant investments in product development by us and our competitors.
Backlog
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation.
The following table provides our worldwide backlog of unfilled truck orders as of October 31, 2018 and 2017:

	Units	Value
As of October 31:		(in billions)
2018	51,000	$3.9
2017	16,000	1.4
Production of our October 31, 2018 backlog is expected to be substantially completed during 2019. The backlog of unfilled orders is one of many indicators of market demand; factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.
Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. We carefully managed our attrition, approving the replacement of key positions that we believe are critical to sustaining the improved business performance in 2018. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
In 2018, we sold our Cherokee, Alabama facility. In addition, production at the Melrose Park, Illinois facility ceased on May 17, 2018. In 2017, we sold our Conway, Arkansas location, a components business focused on supplying parts to our Tulsa, Oklahoma bus plant. In 2016, we sold Pure Power Technologies, LLC, a components business focused on air and fuel systems, and our engine and foundry facilities in Indianapolis, Indiana. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2018	2017	2016
Employees worldwide:
Total active employees	13,100	11,400	11,300
Total inactive employees(A)	900	900	1,100
Total employees worldwide	14,000	12,300	12,400
Total active union employees:
Total UAW	3,300	2,900	3,100
Total other unions	5,100	3,800	2,300
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 300 employees as of October 31, 2016, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant, which was closed in 2011 due to an inability to reach a collective bargaining agreement with the CAW. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

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
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters, including on-highway emissions standards which require reducing allowable particulate matter and oxides of nitrogen ("NOx"). Meeting these emissions standards resulted in a significant increase in the cost of our products.

In 2010, the initial phase-in of onboard diagnostic ("OBD") requirements commenced for the initial family of truck engines and those products were certified. The phase-in for the remaining engine families occurred in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the U.S. Environmental Protection Agency (the "EPA"). In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country. Mexico is lowering NOx emission standards in 2019 and 2021 to Euro V and VI levels, respectively. Navistar Heavy Duty Diesel ("HDD") engines meet the EURO V and VI with current controls technology.
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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and the NHTSA issued final rules for GHG emissions and fuel economy in 2011, which were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with a second phase of federal GHG emission and fuel economy regulations. This rule contains significantly more stringent emissions levels for engines and vehicles, which will require substantial investments of capital. The GHG emission standards in the rule will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. We continue to assess the impact of the rule on us and our stakeholders as we develop our product planning for that period.
Canada adopted its version of fuel economy and GHG emission regulations in February 2013. These regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has finalized heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. In 2014 California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. In addition to lower NOx, EPA and the California Air Resources Board ("CARB") may consider other actions, including extending emission warranty periods. On November 14, 2018 the EPA announced the “Cleaner Trucks Initiative” which will begin the regulatory process for a reduced NOx emissions regulation while also streamlining compliance and certification requirements. In addition to lower NOx, EPA and California may consider other actions, including extending warranty periods, mandating sales of zero emission trucks, and requiring certification of zero emission heavy duty vehicles. We will monitor and participate in this rulemaking. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standards.
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

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2018.

Name	Age	Position with the Company

Troy A. Clarke	63	Chairman, President and Chief Executive Officer
Walter G. Borst	56	Executive Vice President and Chief Financial Officer
Persio V. Lisboa	53	Executive Vice President and Chief Operating Officer
William V. McMenamin	59	President, Financial Services and Treasurer
Samara A. Strycker	46	Senior Vice President and Corporate Controller
Curt A. Kramer	50	Senior Vice President and General Counsel
Richard E. Bond	65	Associate General Counsel and Corporate Secretary
Troy A. Clarke has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2013 and has served as Chairman of our Board of Directors since February 2017. Mr. Clarke served as our President and Chief Operating Officer from August 2012 to April 2013. Prior to holding these positions, Mr. Clarke served at NI as President of the Truck and Engine Group from June 2012 to August 2012, as President of Asia-Pacific Operations of NI from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of NI from 2010 to 2011. Prior to joining NI, Mr. Clarke held various positions at General Motors Company (“GM”), including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006. On June 1, 2009, GM filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.
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

Richard E. Bond has served as our Associate General Counsel and Corporate Secretary since June 2017. Mr. Bond joined NI in 2009 as Assistant General Attorney and became General Attorney and Assistant Corporate Secretary in June 2015. Prior to joining NI, he served Monaco Coach Corporation as Senior Vice President, Secretary and Chief Administrative Officer from 1999 to 2009, Vice President, Secretary and Chief Administrative Officer from 1998 to 1999 and as Vice President, General Counsel and Secretary from 1997 to 1998. On March 5, 2009, Monaco filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to 1997, Mr. Bond was the senior legal officer of another recreational vehicle manufacturer, after beginning his career in private practice.

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
Our business has significant liquidity requirements, and while recent operating results have improved our liquidity position, the Company’s overall credit profile and the cyclicality of the industry could have an adverse impact on our liquidity position.
Our business has significant liquidity requirements, and while our operating results over the last several years have improved our liquidity position, the Company’s overall credit profile and the cyclicality of the industry could have an adverse impact on our liquidity position. We believe that in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes for 2019, the continuing availability of trade credit from certain key suppliers, the ability to gain and retain market share and the absence of material adverse developments in our competitive market position, access to the capital markets or capital requirements, including the upcoming maturity of our April 2019 convertible notes. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.

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
Our significant amount of outstanding indebtedness and the covenants contained in our debt agreements could have important consequences for our operations. The terms of certain of our agreements limit our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements; however, due to the recent refinancing transactions and amendments, we have additional incremental debt financing capacity as compared to the restrictions contained in our previous debt agreements. Other consequences for our operations could include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significant interest payments on our indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt, lower interest rates and/or less restrictive debt covenants.
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
Our debt agreements contain certain restrictive covenants and customary events of default. These restrictive covenants limit our ability to take certain actions, such as, among other things: make restricted payments; incur additional debt and issue preferred or disqualified stock; create liens; create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; engage in sale-leaseback transactions; engage in mergers or consolidations or transfer all or substantially all of our assets; designate restricted and unrestricted subsidiaries; make certain dispositions and transfers of assets; limit the ability of our restricted subsidiaries to make distributions; enter into transactions with affiliates; and guarantee indebtedness. One or more of these restrictive covenants may limit our ability to execute our preferred business strategy, take advantage of business opportunities, or react to changing industry conditions. However, the refinancing transactions that closed in November 2017 (as discussed below) increase our flexibility in certain of the areas described above.
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under our senior secured, term loan credit facility in an aggregate principal amount of $1.6 billion, which was refinanced in November 2017 (the "Term Loan Credit Agreement"), the $225 million Recovery Zone Facility Revenue Bonds (“Tax Exempt Bonds”) which obtained a junior lien in November 2017 on certain of the assets that underlie the Term Loan Credit Agreement and our amended and restated asset-based credit agreement in an aggregate principal amount of $125 million (the "Amended and Restated Asset-Based Credit Facility"), the lenders would have the right to foreclose on certain of our assets, which could have a material adverse effect on our Company.
Upon the occurrence of a "change of control" as specified in each of the principal debt agreements of our Manufacturing operations, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, or, in the case of our 4.75% senior subordinated convertible notes due April 2019 (the "2019 Convertible Notes"), 50 percent of our common stock, (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations.

Past and potential downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and our ability to recapture market share. In May and July 2018, Moody’s, S&P and Fitch reaffirmed our corporate rating and the ratings of all but one of our securities as the NFC senior secured bank credit facility was upgraded by one level to B+ by Fitch. Additionally, each rating agency also changed their rating outlook from Stable to Positive during that same period. The rating agencies have noted concerns with respect to our high levels of debt but expect continued improvement in our credit metrics and cash flow generation. However any material deterioration in our market share recovery, warranty expense, earnings or cash flow generation could lead to a downgrade by the rating agencies in our credit ratings. Any downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
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
Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. In addition, we may decide to take action with respect to a product issue not related to safety. Should we or government safety regulators determine that a safety standard noncompliance, safety-related defect or other product issue exists with respect to certain types of our vehicles, there could be a delay in the launch of a new model or a significant increase in warranty claims or a recall for existing models, the costs of which could be substantial.
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
We obtain raw materials, parts and manufactured components from third-party suppliers. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.

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
We have significant underfunded postretirement obligations.
On a U.S. generally accepted accounting principles ("GAAP") basis, the underfunded portion of our projected benefit obligation was $1.2 billion and $1.4 billion for pension benefits at October 31, 2018 and 2017, respectively, and $0.9 billion and $1.1 billion for postretirement healthcare benefits at October 31, 2018 and 2017, respectively. In calculating these amounts, we have assumed certain mortality rates, interest rates and growth rates of retiree medical costs. The fair value of invested assets held in our postretirement benefit plans are measured at October 31 each year and are used to compute funded status. Future mortality assumption changes and growth rates of retiree medical costs actually experienced by the postretirement benefit plans, as well as reductions in interest rates and the investment performance of the assets, could have an adverse impact on our underfunded postretirement obligations, financial condition, results of operations and cash flows.
The continued restructuring and rationalization of our business could also accelerate our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the pension funding relief legislation, Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act") and the Highway and Transportation Funding Act of 2014 ("HATFA") and the Bi-Partisan Budget Act of 2015, will reduce our funding requirements over the next four years.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of OBD systems requirements as they phase in and manage GHG emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and were fully implemented in model year 2017. EPA and NHTSA adopted a second phase of GHG emissions reductions that will apply in three emission standards beginning in model year 2021 and culminating in model year 2027. These rules reduce emission levels for engines and vehicles. In addition, California has adopted GHG emissions standards for heavy duty vehicles and engines, stated its intention to lower NOx standards for California certified engines and requested EPA to lower NOx emission standards as well. In addition to lower NOx, EPA and California may consider other actions, including extending warranty periods, mandating sales of zero emission trucks, and requiring certification of zero emission heavy duty vehicles. In addition, we are responsible for emission certification for certain partner companies which can introduce complexity into the certification process.

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
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2018, approximately 8,200 of our hourly workers and approximately 700 of our salaried workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current master collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") expired in October 2018 and we are currently in negotiations with the UAW to enter into a new collective bargaining agreement.
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
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our Board of Directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our Board of Directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR group each had two representatives nominated for election as directors at our 2014 annual meeting, and each has continued to have two representatives nominated for election each year. On September 5, 2016, we entered into a Stockholder Agreement with TRATON Group which, among other things, provides for the appointment of two individuals designated by TRATON Group to our Board of Directors, subject to our approval, and on February 28, 2017, we appointed the two individuals designated by TRATON Group to our Board of Directors. As of October 31, 2018, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 16.7 million shares, or 16.9% of our outstanding common stock, (ii) the MHR Group held approximately 16.3 million shares, or 16.5% of our outstanding common stock, (iii) TRATON Group held approximately 16.6 million shares, or 16.8% of our outstanding common stock, and (iv) the Icahn Group, the MHR Group, TRATON Group, and two other stockholders, collectively hold approximately 70% of our outstanding common stock.
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
For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws, sanctions, embargoes, and regulations governing international trade and exports, including, but not limited to, International Traffic in Arms Regulations, Export Administration Regulations, the Foreign Sales program and the Office of Foreign Assets Control, U.S. Department of the Treasury. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts.
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
We cannot provide any assurances that our acquisitions, joint ventures, or strategic alliances will generate all of the expected benefits, including the cost savings and strategic advantages that are anticipated from the strategic alliance with TRATON Group. In addition, we cannot assure you that disputes will not arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these acquisitions, joint ventures, and strategic alliances could adversely impact our financial condition, results of operations and cash flows. We continue to evaluate opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of certain of our acquisitions, joint ventures, or strategic alliances.
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
As of October 31, 2018, we had $2.7 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) under certain circumstances, realized built-in gains on certain assets held prior to the ownership change for the first five years after the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.  As of October 31, 2018, we had $197 million of U.S. federal tax credits that would be subject to a limitation upon a change in ownership with carryforward periods of up to 20 years.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act") was signed into U.S. law, significantly reforming the IRC. The Tax Act, among other things, includes a reduction to the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018; a mandatory inclusion in taxable income for the deemed repatriation of earnings of the Company’s foreign subsidiaries; changes to limits on the deductions for executive compensation and interest expense; a tax on global intangible low‐taxed income; a base erosion anti‐abuse tax; and a deduction for foreign derived intangible income. The changes attributable to the Tax Act are complex and subject to additional guidance to be issued by the U.S. Treasury and the Internal Revenue Service. In addition, the reaction to the federal tax changes by the individual states is evolving. While we continue to examine the impact the Tax Act may have on our business, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law.

New tariffs and evolving trade policy between the United States and other countries, including China, may have an adverse effect on our business and results of operations.
We have a global supply chain of material costs for trucks and parts sold. Recent steps taken by the United States government to apply and consider applying tariffs on certain products and materials, including steel, could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. The increased costs may negatively impact our margins as we may not be able to pass on the additional costs by increasing the prices of our products. As a result, we continue to monitor these tariffs and the evolving trade policy of the United States and are actively looking for opportunities to mitigate their effects through a combination of design changes, material substitution, and alternate supplier resourcing. While we believe our exposure to the potential increased costs of these tariffs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Truck segment operates five manufacturing and assembly facilities, which contain in the aggregate approximately five million square-feet of floor space. Of these five facilities, four are located in the U.S. and one is located in Mexico. Three facilities are owned and two facilities are subject to leases. Four plants manufacture and assemble trucks, buses, and chassis. One plant is used to build diesel engines.
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
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; Madison Heights, Michigan; New Carlisle, Indiana; and Monterrey, Mexico. Additionally, we own or lease other significant properties in the U.S., Canada and Mexico including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois. Not included above is the Waukesha, Wisconsin foundry which was leased to a third party in April 2015, the rail car manufacturing plant that was exited in February 2018 and the Melrose Park Engine Plant whose operations ceased in May 2018.
We believe that all of our facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future. Our Lisle, Illinois and Brookfield, Wisconsin, properties are subject to mortgages in favor of the lenders under our Term Loan Credit Agreement.

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
Number of Holders
As of November 30, 2018, there were approximately 6,464 holders of record of our common stock.
Dividend Policy
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefore, provided that, so long as any shares of our preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on our shares of preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preference stock exceeds our net assets. Certain debt instruments contain terms that include negative covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or affiliates during the three months ended October 31, 2018.
Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended October 31, 2018.

Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2013 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2018. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2013	2014	2015	2016	2017	2018
Navistar International Corporation	$100	$98	$34	$62	$117	$93
S&P 500 Index - Total Returns	100	117	123	129	159	171
S&P Construction, Farm Machinery, and Heavy Truck Index	100	118	87	104	160	139
The above graph uses peer group only performance (excludes us from the peer group). Peer group indices use beginning of periods' market capitalization weighting. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

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
Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$10,250	$8,570	$8,111	$10,140	$10,806
Income (loss) from continuing operations before taxes	420	64	(32)	(103)	(556)
Income tax expense	(52)	(10)	(33)	(51)	(26)
Income (loss) from continuing operations	368	54	(65)	(154)	(582)
Income from discontinued operations, net of tax	—	1	—	3	3
Net income (loss)	368	55	(65)	(151)	(579)
Less: Net income attributable to non-controlling interests	28	25	32	33	40
Net income (loss) attributable to Navistar International Corporation	$340	$30	$(97)	$(184)	$(619)
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations net of tax	$340	$29	$(97)	$(187)	$(622)
Income from discontinued operations, net of tax	—	1	—	3	3
Net income (loss)	$340	$30	$(97)	$(184)	$(619)
Basic earnings (loss) per share
Continuing operations	$3.44	$0.31	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.01	—	0.04	0.04
Net income (loss)	$3.44	$0.32	$(1.19)	$(2.25)	$(7.60)
Diluted earnings (loss) per share
Continuing operations	$3.41	$0.31	$(1.19)	$(2.29)	$(7.64)
Discontinued operations	—	0.01	—	0.04	0.04
Net income (loss)	$3.41	$0.32	$(1.19)	$(2.25)	$(7.60)
Weighted average number of shares outstanding:
Basic	98.9	93.0	81.7	81.6	81.4
Diluted	99.6	93.5	81.7	81.6	81.4
BALANCE SHEET DATA
Total assets	$7,230	$6,135	$5,653	$6,649	$7,392
Long-term debt:(A)
Manufacturing operations	$2,965	$3,121	$3,025	$3,059	$2,814
Financial services operations	1,556	768	972	1,088	1,065
Total long-term debt	$4,521	$3,889	$3,997	$4,147	$3,879
Redeemable equity securities	$—	$—	$—	$—	$2
___________________________
(A) Exclusive of current portion of long-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
We are an international manufacturer of International® brand commercial and military trucks, proprietary brand diesel engines, and IC Bus® ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our Core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets. We also provide retail, wholesale, and lease financing services for our trucks and parts.
Executive Summary
During 2018, we continued to take actions that we believe will improve our performance. Going forward, our strategic vision includes areas of focus around being customer-centric, driving operational excellence, focusing on our Core business, pursuing business transformation, leveraging our alliance with TRATON Group, and promoting cross-functional teamwork with a winning culture. We believe our strategy will enable us to build upon our accomplishments and become the number one choice and the most customer focused, innovative and value driven truck and bus solution provider in the Americas.
In November 2017, we issued $1.1 billion in aggregate principal amount of 6.625% senior notes due 2026 (“6.625% Senior Notes”) and signed a definitive Term Loan Credit Agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion. The proceeds from the offering of our 6.625% Senior Notes were used to purchase a portion of our previously existing 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the 6.625% Senior Notes. A portion of the proceeds from our Term Loan Credit Agreement were used to repay all outstanding loans under our previously existing Senior Secured Term Loan Credit Facility (the “Term Loan"), to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement, and to repurchase the remaining outstanding 8.25% Senior Notes and associated accrued but unpaid interest thereon. The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes.
In November 2017, we entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority (“Tax Exempt Bond Amendments”) to adjust various restrictive covenants included in the loan agreements relating to the Tax Exempt Bonds, including to permit the Company to incur secured debt of up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company's previously existing Term Loan and the new Term Loan Credit Agreement.
In July 2018, NFC entered into a new agreement whereby NFC borrowed an aggregate principal amount of $400 million under a new seven-year senior secured term loan facility (the "NFC Term Loan"). The proceeds of the NFC Term Loan were used to pay certain fees and expenses in connection with the NFC Term Loan and to make an intercompany loan of $150 million to our Manufacturing operations. The remainder of the proceeds of the NFC Term Loan will be used for other general NFC purposes.
In October 2018, we repaid in full our 4.5% Senior Subordinated Convertible Notes issued in October 2013. The repayment of the outstanding principal of $200 million at maturity was funded with cash on hand.
In November 2018, we entered into a definitive agreement with Cerberus Capital Management, L.P. and its affiliates (“Cerberus”) to sell a 70% equity interest in our defense business, Navistar Defense, LLC (“Navistar Defense”), for a total value of approximately $140 million, adjusted for certain current year chargeouts. The total value is subject to additional adjustments related to working capital, the transfer of certain liabilities and commitments, and other items. The agreement also includes an exclusive long term supply agreement for commercial parts and chassis. The transaction is subject to customary closing conditions, including regulatory clearances. We expect the transaction to close in the first quarter of 2019.

We remain committed to product investment to increase customer value and to focus on our Core markets. In January 2018, we announced the launch of the International® HV™ Series Mid-Range Diesel which includes a bridge formula truck for the concrete industry. In February 2018, we announced the launch of the newly updated IC Bus® RE Series Type D school bus featuring remote diagnostics connectivity solutions. In March 2018, we announced the launch of the International® MV™ Series Mid-Range Diesel model, our new medium-duty truck. In November 2018, we announced the launch of the International® CV™ Series, our new class 4/5 truck. With our strategic partner, TRATON Group, we believe we will have a fully integrated proprietary powertrain starting in 2020. We expect to launch an electric medium-duty truck and electric school bus in 2020. We also expect to launch a next generation connectivity module allowing feature sharing.
2018 Financial Summary
Continuing Operations Results
Continuing Operations Results — Consolidated net sales and revenues were $10.3 billion in 2018, an increase of 20% compared to 2017. The increase primarily reflects higher volumes in our Core markets.
In 2018, we earned income from continuing operations before income taxes of $420 million compared to $64 million in 2017. Our gross margin increased by $400 million primarily due to the impact of higher volumes and a decrease in used truck losses. Also, during 2018, we recorded a gain of $70 million representing the net present value of our recovery from the Deepwater Horizon Settlement Program in Other Income, net and $46 million of charges related to the extinguishment of unamortized debt issuance costs and tender premium payments associated with the repurchase of our 8.25% Senior Notes and refinancing of our previous Term Loan.
In 2018, we recognized income tax expense from continuing operations of $52 million, compared to income tax expense of $10 million in the prior year. Income tax expense in both periods was impacted by earnings, geographical mix and certain discrete items. The change in income tax expense was also impacted by a $28 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurements and a release of various state uncertain tax position liabilities of $14 million, both recorded in 2017.
In 2018, after income taxes, income from continuing operations attributable to NIC was $340 million, or $3.41 per diluted share, compared to income of $29 million, or $0.31 per diluted share, in 2017.
In 2018, consolidated net income from continuing operations attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $838 million, compared to EBITDA of $527 million in 2017. Excluding certain net adjustments of $12 million and $55 million in 2018 and 2017, respectively, Adjusted EBITDA was $826 million in 2018 compared to $582 million in 2017. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
We ended the year 2018 with $1,421 million of consolidated cash, cash equivalents and marketable securities, compared to $1,076 million as of October 31, 2017. The increase in consolidated cash, cash equivalents and marketable securities was primarily attributable to net income, increases in accounts payable and other current and noncurrent liabilities, proceeds from the sales of property and equipment, financed lease obligations and the issuance of long-term and securitized debt partially offset by increases in accounts and finance receivables, inventory and other noncurrent assets, capital expenditures, purchases of equipment leased to others, and payments on securitized and long-term debt and dividends paid with respect to non-controlling interests.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our Core businesses. Certain trends have affected our results of operations for 2018 as compared to 2017 and 2016. These trends, as well as the key trends that we expect will impact our future results of operations, are as follows:

•
Engine Strategy and Emissions Standards Compliance—We are focused on new product introductions, enhancements of current products, quality improvements and continuous material cost-reductions across our truck and bus product lines.  We have shifted our investment focus from engines to trucks including developing driver-centric designs. We are also expanding our powertrain offerings with a mix of proprietary engines and Cummins engines.  We have incurred significant research and development and tooling costs to design and produce our product lines to meet the EPA and CARB on-highway HDD emissions standards, including OBD requirements. GHG phase 2 regulations will further drive up significant investments in product development by us and our competitors. CARB also continues to advocate for stricter emission standards, OBD requirements and in-use oversight. These emissions standards have and will continue to result in significant increases in the costs of our products.

•
TRATON Group Alliance—We and TRATON Group have a similar vision for the role of technology, including the importance of driver-focused open architecture solutions. We expect the alliance will be a source of powertrain options and other high-value technologies, including advanced driver assistance systems, connected vehicle solutions including platooning and autonomous technologies, electric vehicles, and cab and chassis subsystems. We expect to have a fully integrated proprietary powertrain starting in 2020, launch the next generation connectivity module allowing feature sharing, and launch an electric medium-duty truck and electric school bus as early as 2020.

•
Core Truck Market—The Core truck market in which we compete are cyclical in nature and are strongly influenced by macroeconomic factors such as industrial production, demand for durable goods, construction spending, business investment, oil prices, and consumer confidence and spending. Class 8 industry volume in 2018 increased 34% over 2017, and we anticipate positive momentum will continue in 2019 as general economic and industry-specific indicators are trending well into the next year. In addition, improved new truck fuel economy along with solid freight demand and rates show the trucking industry remains healthy. However, supplier capacity constraint and driver shortage may continue to negatively impact Class 8 truck demand. The medium truck and school bus markets are expected to maintain strong demand in 2019. We anticipate that our Core market retail industry deliveries will range between 395,000 units to 425,000 units for 2019.

•
Used Truck Inventory—Our gross used truck inventory decreased to approximately $154 million at October 31, 2018 from $206 million at October 31, 2017, offset by reserves of $31 million and $110 million, respectively. During 2018, additions to our used truck reserves were $50 million, compared to $111 million and $187 million in 2017 and 2016, respectively. The decline was primarily due to the implementation of a shift in market mix in 2017 for our used trucks to include an increase in volume to certain export markets that have a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity. We have decreased our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy. We continue to seek alternative channels to sell our used trucks.

•
Parts—The Parts business remains a significant source of revenue and profit. We are focusing on retail customer segmentation and improving dealer-lead generation. Our private label brands help provide All-Make parts to customers, attract incremental price sensitive customers, and offset the decline in late-in-lifecycle products. We are leveraging technology such as eCommerce to attract and retain new customers, to expand our existing customers’ portfolio of products, and to improve the ease of doing business. We have embraced improving uptime via parts availability, dedicated same-day deliveries and expanded hours at our parts distribution centers.

•
Navistar Defense Sales—Our Navistar Defense sales were $534 million in 2018, compared to $302 million in 2017 and $252 million in 2016. The 2018 Navistar Defense sales primarily consisted of refurbishment and upgrades of MaxxPro vehicles to “like new” condition for foreign militaries, deliveries of military commercial off the shelf variants ("MILCOTS") and new MaxxPro vehicles to foreign militaries, spare parts, and technical support service.

We believe now is the right time to enter into a strategic transaction to reduce our capital investment in Navistar Defense. Partnering with Cerberus reduces our exposure to certain unpredictability inherent in military sales, and allows us to participate in the potential upside of the defense business through an ongoing equity stake and our exclusive long-term supply agreement for MILCOTS chassis and commercial parts.

•
Warranty Costs—Warranty expense continues to reflect our current product portfolio and our commitment to quality and customer uptime. Warranty expense as a percentage of manufacturing revenue declined to 1.7% from 2.4% a year ago. We recognized a benefit for adjustments to pre-existing warranties of $9 million in 2018 and $1 million in 2017 compared to charges for adjustments to pre-existing warranties of $77 million in 2016. This benefit was due to a decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Income Taxes—At October 31, 2018, we had $2.7 billion of U.S. federal net operating loss carryforwards and $197 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, which have carryforward periods of up to 20 years. We also have state and foreign net operating losses that are available to reduce cash payments of state and foreign taxes in future periods.

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

•
Core Business Evaluation—We are focused on improving our Truck and Parts businesses in our Core markets. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions in the near future. In addition, we are restructuring our business and rationalizing our Manufacturing operations in an effort to optimize our cost structure. This effort is ongoing and may lead to additional divestitures of businesses or discontinuing programs that are outside of our Core operations or are not performing to our expectations.

As a result of these evaluations, we ceased engine production at our Melrose Park Facility in 2018. We completed the sale of our railcar business in Cherokee, Alabama in February 2018. In May 2017, we completed the sale of a business line included in our Parts segment. During August 2017, we also sold our fabrication business in Conway, Arkansas.

•
North and Latin American Economy—The outlook for the economies in both the U.S. and Canada remain cautiously optimistic with moderate growth expectations. A tight labor market, strong consumer confidence, and solid manufacturing activities continue to support the U.S. economy to remain above a long-run trend pace. However, rising inflation, tightening monetary policy, and slowing emerging market activities present risks to the economic expansion.  Growth in Latin America is projected to accelerate moderately, largely reflecting the growth in commodity exporters, including Brazil, Chile, Colombia, and Peru. However, the growth trend continues to be challenged by country-specific factors. The new United States, Mexico, and Canada trade agreement will reinforce the stability of Mexico’s economy with a modest expansion in 2019.

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
Results of Operations for the year ended October 31, 2018 as compared to the year ended October 31, 2017.

(in millions, except per share data and % change)	2018	2017	Change	% Change
Sales and revenues, net	$10,250	$8,570	$1,680	20%
Costs of products sold	8,317	7,037	1,280	18%
Restructuring charges	(1)	3	(4)	(133)%
Asset impairment charges	14	13	1	8%
Selling, general and administrative expenses	922	878	44	5%
Engineering and product development costs	297	251	46	18%
Interest expense	327	351	(24)	(7)%
Other income, net	(46)	(21)	(25)	119%
Total costs and expenses	9,830	8,512	1,318	15%
Equity in income of non-consolidated affiliates	—	6	(6)	(100)%
Income from continuing operations before income taxes	420	64	356	556%
Income tax expense	(52)	(10)	(42)	420%
Income from continuing operations	368	54	314	581%
Less: Net income attributable to non-controlling interests	28	25	3	12%
Income from continuing operations(A)	340	29	311	N.M.
Income from discontinued operations, net of tax	—	1	(1)	(100)%
Net income (A)	$340	$30	$310	N.M.

Diluted earnings per share:(A)
Continuing operations	$3.41	$0.31	$3.10	N.M.
Discontinued operations	—	0.01	(0.01)	(100)%
	$3.41	$0.32	$3.09	966%
Diluted weighted average shares outstanding	99.6	93.5	6.1	7%
_________________________

N.M.	Not meaningful.

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

(in millions, except % change)	2018	2017	Change	% Change
Truck	$7,490	$5,809	$1,681	29%
Parts	2,407	2,392	15	1%
Global Operations	360	309	51	17%
Financial Services	257	235	22	9%
Corporate and Eliminations	(264)	(175)	(89)	51%
Total	$10,250	$8,570	$1,680	20%
In 2018, our Truck segment net sales increased by $1,681 million, or 29%, primarily due to higher volumes in our Core markets, an increase in defense sales, higher used truck sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes and lower sales due to the exit of our railcar business in Cherokee, Alabama. Chargeouts from our Core markets were up 29%, which is reflective of an improvement in our Class 8 truck volumes and market share.

In 2018, our Parts segment net sales increased by $15 million, or 1%, primarily due to pricing, higher Mexico and export volumes and parts sales related to the Fleetrite™ brand, partially offset by lower U.S. and Canada volumes and BDP sales.
In 2018, our Global Operations segment net sales increased by $51 million, or 17%, primarily driven by higher engine volumes in our South America engine operations due to the improving Brazilian economy, partially offset by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 10% compared with the prior year.
In 2018, our Financial Services segment net revenues increased by $22 million or 9%. The increase is primarily driven by higher revenues from operating leases and higher average portfolio balances in the U.S. and Mexico.
Costs of products sold
In 2018, Costs of products sold increased by $1,280 million, primarily driven by the impact of higher volumes in our Core markets.
In 2018, we recorded charges to our used truck reserve of $50 million compared to $111 million in 2017. During 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity. We have decreased our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy.
In 2018, we recognized a benefit for adjustments to pre-existing warranties of $9 million compared to $1 million in 2017. We have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
For more information on our estimated warranty obligations and our used truck reserves, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Restructuring Charges
We recognized a restructuring benefit of $1 million in 2018, compared to a charge of $3 million in 2017. During 2017, we recorded postretirement net benefits of $36 million related to the execution of the closure agreement and wind-up charges for our Chatham, Ontario plant, partially offset by postretirement and severance charges of $31 million related to our plan to cease production at our Melrose Park Facility, among other items. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
In 2018, our SG&A expenses increased by $44 million compared to 2017 primarily due to employee compensation expenses, expenses related to growth initiatives, and profit sharing accruals related to supplemental benefits for certain retirees, partially offset by the impact of charges related to the MaxxForce engine EGR product litigation recorded during 2017. For more information on our legal proceedings, see Note 13, Commitments and Contingencies, to the accompanying consolidated financial statements.
Engineering and product development costs
In 2018, our Engineering and product development costs increased by $46 million compared to 2017 primarily due to our development agreements with TRATON Group involving the expense of certain engine and transmission development costs and higher research and product development costs to meet future emission standard regulatory requirements.
Interest expense
In 2018, our Interest expense decreased by $24 million compared to the prior year primarily driven by lower effective interest rates related to our issuance of the 6.625% Senior Notes and the Term Loan Credit Agreement in November 2017, which refinanced our 8.25% Senior Notes and Term Loan, partially offset by the impact of higher average borrowing levels for finance receivables funding.
Other income, net
We recognized Other income of $46 million in 2018, compared to $21 million in the prior year. The increase was primarily driven by a settlement of a business economic loss claim related to our Alabama engine manufacturing facility, for which we recorded a gain of $70 million representing the net present value from the Deepwater Horizon Settlement Program. This increase was partially offset by $46 million of charges related to the extinguishment of unamortized debt issuance costs and tender premium payments associated with the repurchase of our 8.25% Senior Notes and refinancing of our previous Term Loan with the Term Loan Credit Agreement. For more information on the business economic loss settlement, see Note 13, Commitments and Contingencies, to the accompanying consolidated financial statements.

Income tax expense
In 2018, we recognized income tax expense from continuing operations of $52 million, compared to $10 million in the prior year. The increase in income tax expense is primarily driven by a $28 million intraperiod allocation benefit in domestic continuing operations due to certain post retirement plan remeasurement gains and a release of various state uncertain tax position liabilities of $14 million, both recorded in 2017.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2018, 2017, and 2016 relates to Ford's non-controlling interest in BDP.
Segment Results of Continuing Operations for 2018 as Compared to 2017
We operate in four reporting segments: Truck, Parts, Global Operations, and Financial Services.
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
Truck Segment

(in millions, except % change)	2018	2017	Change	% Change
Truck segment sales, net	$7,490	$5,809	$1,681	29%
Truck segment profit (loss)	397	(6)	403	N.M.
_________________________

N.M.	Not meaningful.
Segment sales
In 2018, our Truck segment net sales increased by $1,681 million, or 29%, primarily due to higher volumes in our Core markets, an increase in defense sales, higher used truck sales, and a shift in model mix, partially offset by a decline in Mexico truck volumes and lower sales due to the exit of our railcar business in Cherokee, Alabama. Chargeouts from our Core markets were up 29%, which is reflective of an improvement in our Class 8 truck volumes and market share. The improvement represents a 65% increase in Class 8 heavy trucks, a 16% increase in Class 8 severe service trucks, a 16% increase in Class 6 and 7 medium trucks and an 8% increase in buses.
Segment results
In 2018, our Truck segment results improved by $403 million, The improvement is primarily driven by the impact of higher volumes in our Core markets, higher other income, an increase in our defense sales margins, a decline in used truck losses, and a $26 million benefit related to a request for an equitable adjustment claim in our defense business.
In 2018, we recorded charges in our Truck segment for our used truck reserve of $50 million compared to charges of $111 million in the prior year period. During the second quarter of 2017, we implemented a shift in market mix for our used trucks to include an increase in volume to certain export markets, which had a lower price point as compared to sales through our domestic channels, and to lower domestic pricing to enable higher sales velocity of our used trucks.
In 2018, we recorded a benefit of $9 million in our Truck segment for adjustments to pre-existing warranties compared to charges of $8 million in the prior year. We have a benefit in the current year primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
In 2018, we also recorded a $70 million gain related to the settlement of a business economic loss claim which was recognized in Other income, net in our Consolidated Statements of Operations.

Parts Segment

(in millions, except % change)	2018	2017	Change	% Change
Parts segment sales, net	$2,407	$2,392	$15	1%
Parts segment profit	569	616	(47)	(8)%
Segment sales
In 2018, our Parts segment net sales increased by $15 million, or 1%, primarily due to pricing, higher Mexico and export volumes and parts sales related to the Fleetrite™ brand, partially offset by lower U.S. and Canada volumes and BDP sales.
Segment profit
In 2018, our Parts segment profit decreased by $47 million, or 8%, primarily due to lower U.S. margins, and higher freight-related expenses and intercompany access fees. Access fees are allocated to the Parts segment from the Truck segment, primarily for development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A costs.
Global Operations Segment

(in millions, except % change)	2018	2017	Change	% Change
Global Operations segment sales, net	$360	$309	$51	17%
Global Operations segment profit (loss)	2	(7)	9	129%
Segment sales
In 2018, our Global Operations segment net sales increased by $51 million, or 17%, primarily driven by higher engine volumes in our South America engine operations due to the improving Brazilian economy, partially offset by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 10% compared with the prior year.
Segment results
In 2018, our Global Operations segment results increased by $9 million, or 129%. The improvement was driven by the impact of higher engine volumes and cost-reduction actions initiated in 2017. In 2017, our Global Operations segment results included a $9 million benefit recognized as an adjustment to pre-existing warranties and other income related to the sale of machinery and equipment.
Financial Services Segment

(in millions, except % change)	2018	2017	Change	% Change
Financial Services segment revenues, net	$257	$235	$22	9%
Financial Services segment profit	88	77	11	14%
Segment revenues
In 2018, our Financial Services segment net revenues increased by $22 million, or 9%. The increase is primarily driven by higher revenues from operating leases and higher average portfolio balances in the U.S. and Mexico.
Segment profit
In 2018, our Financial Services segment profit increased by $11 million, or 14%. The increase is primarily driven by higher revenues and is partially offset by higher interest expense, an increase in the provision for loan losses in Mexico, and higher depreciation expense on operating leases.

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

In 2017, our Global Operations segment net sales decreased $32 million, or 9%, primarily driven by lower engine and component volumes in our South America engine operations, which declined 31% due to the impact of continued weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate strengthened by 11% compared with the prior year period.
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
In 2017, we recorded charges to our used truck reserve of $111 million compared to $187 million in 2016. During the second quarter of 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity. We decreased our gross used truck inventory balances and inventory reserves as a result of the shift in market mix and change in pricing strategy.
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
Restructuring Charges
We recognized restructuring charges of $3 million in 2017 compared to $10 million in 2016. The decrease is primarily due to postretirement net benefits of $36 million related to the execution of the closure agreement and wind-up charges for our Chatham, Ontario plant, partially offset by postretirement and severance charges of $31 million related to our plan to cease production at our Melrose Park Facility, and certain cost reduction actions impacting our Global Operations segment. For more information, see Note 2, Restructuring and Impairments, to the accompanying consolidated financial statements.
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
Segment sales
In 2017, our Global Operations segment net sales decreased by $32 million, or 9%, primarily driven by lower engine and component volumes in our South America engine operations, which declined 31% due to the impact of continued weakness in the Brazilian economy as well as the cessation of sales to an OEM customer in 2016. The decrease in volume was partially offset by the appreciation of the Brazilian real against the U.S. dollar as the average conversion rate strengthened by 11% compared with the prior year period.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	For the Years Ended October 31,			2018 vs 2017		2017 vs 2016
(in units)	2018	2017	2016	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	33,100	35,100	32,800	(2,000)	(6)%	2,300	7%
Class 6 and 7 medium trucks	98,800	86,100	86,800	12,700	15%	(700)	(1)%
Class 8 heavy trucks	206,400	146,200	165,700	60,200	41%	(19,500)	(12)%
Class 8 severe service trucks(B)	70,300	60,600	61,100	9,700	16%	(500)	(1)%
Total Core Markets(B)	408,600	328,000	346,400	80,600	25%	(18,400)	(5)%
Combined class 8 trucks(B)	276,700	206,800	226,800	69,900	34%	(20,000)	(9)%
Navistar Core retail deliveries	71,400	56,700	54,700	14,700	26%	2,000	4%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	For the Years Ended October 31,
	2018	2017	2016
Core Markets (U.S. and Canada)
School buses(A)	33%	32%	34%
Class 6 and 7 medium trucks	23%	25%	21%
Class 8 heavy trucks	14%	11%	10%
Class 8 severe service trucks(B)	13%	13%	13%
Total Core Markets(B)	17%	17%	16%
Combined class 8 trucks(B)	14%	12%	11%
_______________________

(A)	The School bus retail delivery market share includes buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

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

	For the Years Ended October 31,			2018 vs 2017		2017 vs 2016
(in units)	2018	2017	2016	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses	12,800	11,000	11,900	1,800	16%	(900)	(8)%
Class 6 and 7 medium trucks	34,700	21,200	16,900	13,500	64%	4,300	25%
Class 8 heavy trucks	42,400	18,900	6,300	23,500	124%	12,600	200%
Class 8 severe service trucks(A)	15,000	8,800	7,700	6,200	70%	1,100	14%
Total Core Markets(A)	104,900	59,900	42,800	45,000	75%	17,100	40%
Combined class 8 trucks(A)	57,400	27,700	14,000	29,700	107%	13,700	98%
_______________________

(A)	Orders include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.
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

	For the Years Ended October 31,			2018 vs 2017		2017 vs 2016
(in units)	2018	2017	2016	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses	2,400	1,700	2,100	700	41%	(400)	(19)%
Class 6 and 7 medium trucks	14,500	4,600	4,100	9,900	215%	500	12%
Class 8 heavy trucks	20,800	6,800	4,700	14,000	206%	2,100	45%
Class 8 severe service trucks(A)	7,700	2,500	2,100	5,200	208%	400	19%
Total Core Markets(A)	45,400	15,600	13,000	29,800	191%	2,600	20%
Combined class 8 trucks(A)	28,500	9,300	6,800	19,200	206%	2,500	37%
_______________________

(A)	Backlogs include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	For the Years Ended October 31,			2018 vs 2017		2017 vs 2016
(in units)	2018	2017	2016	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	12,200	11,300	11,200	900	8%	100	1%
Class 6 and 7 medium trucks	24,300	20,900	17,800	3,400	16%	3,100	17%
Class 8 heavy trucks	27,800	16,800	16,300	11,000	65%	500	3%
Class 8 severe service trucks(B)	9,600	8,300	7,600	1,300	16%	700	9%
Total Core Markets	73,900	57,300	52,900	16,600	29%	4,400	8%
Non "Core" defense	700	800	500	(100)	(13)%	300	60%
Other markets(C)	9,600	10,800	9,900	(1,200)	(11)%	900	9%
Total worldwide units	84,200	68,900	63,300	15,300	22%	5,600	9%
Combined class 8 trucks	37,400	25,100	23,900	12,300	49%	1,200	5%
_____________________________

(A)	The School bus chargeouts include buses classified as B, C, and D and are being reported on a one-month lag.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement during 2016.

(C)	Other markets primarily consist of Export Truck and Mexico.
Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of October 31,
(in millions)	2018	2017	2016
Consolidated cash and cash equivalents	$1,320	$706	$804
Consolidated marketable securities	101	370	46
Consolidated cash, cash equivalents, and marketable securities	$1,421	$1,076	$850

	As of October 31,
(in millions)	2018	2017	2016
Manufacturing operations	$1,362	$1,036	$800
Financial Services operations	59	40	50
Consolidated cash, cash equivalents, and marketable securities	$1,421	$1,076	$850
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
Consolidated cash, cash equivalents, and marketable securities totaled $1.4 billion at October 31, 2018, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Cash Requirements
We generate cash flows for operations from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. We fund our operations and strategic plans primarily with cash, cash generated from operations, debt and equity. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets, will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet our financing requirements and those of our dealers, and retail customers.
We have capacity under our various debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. Our 4.75% Senior Secured Convertible Notes mature in April 2019, at which time we expect to either repay from cash-on-hand and/or refinance with long term debt.
Our Manufacturing operations sold $8.5 billion, $7.4 billion and $7.2 billion of wholesale notes and accounts receivable to our Financial Services operations during the years ended October 31, 2018, 2017 and 2016, respectively. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.7 billion and $1.4 billion as of October 31, 2018 and 2017, respectively. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $212 million and $91 million as of October 31, 2018 and 2017, respectively.
Included in loans made from Financial Services operations to Manufacturing operations is a new $150 million loan made during the year ended October 31, 2018 in which NFC loaned certain proceeds from its successful $400 million Term Loan B financing. Also included in loans made from Financial Services operations to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets (the "Intercompany Used Truck Loan"). As of October 31, 2018 and October 31, 2017, our borrowings under the Intercompany Used Truck Loan were zero and $29 million, respectively. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the year ended October 31, 2018, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million.
Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of October 31, 2018 and October 31, 2017, the borrowings of our Manufacturing operations in Mexico under these loan agreements were $55 million, for both periods.
See Note 9, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Cash Flow Overview

	Year Ended October 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$419	$(150)	$269
Net cash provided by (used in) investing activities	54	(113)	(59)
Net cash provided by financing activities	137	277	414
Effect of exchange rate changes on cash and cash equivalents	(15)	5	(10)
Increase in cash and cash equivalents	595	19	614
Cash and cash equivalents at beginning of the year	666	40	706
Cash and cash equivalents at end of the year	$1,261	$59	$1,320

	Year Ended October 31, 2017
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities	$10	$99	$109
Net cash used in investing activities	(489)	(53)	(542)
Net cash provided by (used in) financing activities	389	(51)	338
Effect of exchange rate changes on cash and cash equivalents	(5)	2	(3)
Decrease in cash and cash equivalents	(95)	(3)	(98)
Cash and cash equivalents at beginning of the year	761	43	804
Cash and cash equivalents at end of the year	$666	$40	$706

	Year Ended October 31, 2016
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities	$56	$211	$267
Net cash provided by (used in) investing activities	3	(70)	(67)
Net cash used in financing activities	(203)	(150)	(353)
Effect of exchange rate changes on cash and cash equivalents	28	17	45
Increase (decrease) in cash and cash equivalents	(116)	8	(108)
Cash and cash equivalents at beginning of the year	877	35	912
Cash and cash equivalents at end of the year	$761	$43	$804
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $419 million, $10 million and $56 million in 2018, 2017 and 2016, respectively. The higher amount of cash generation from operating activities in 2018 compared to 2017 was primarily attributable to higher net income, lower increases in accounts receivable, other current and noncurrent assets, and net payables with our Financial Services operations, increases in accounts payable and other current and noncurrent liabilities, partially offset by higher inventories.
Cash paid for interest, net of amounts capitalized, was $226 million, $223 million, and $227 million in 2018, 2017, and 2016, respectively.
We paid $186 million, $193 million, and $199 million for 2018, 2017, and 2016 respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other postretirement payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.

Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $54 million and $3 million in 2018 and 2016, respectively, as compared to cash used in investing activities of $489 million in 2017. The net increase in cash flow from investing activities in 2018 compared to 2017 was primarily attributable to lower purchases and higher maturities of marketable securities partially offset by a decrease in the sale of marketable securities, an increase in capital expenditures, and an increase in the amount of restricted cash, higher purchases of equipment leased to others, and lower proceeds from sales of property and equipment. During 2018, sales of marketable securities totaled $460 million and maturities of marketable securities totaled $60 million, compared with $652 million of sales and $28 million of maturities of marketable securities and $539 million of sales and $43 million of maturities of marketable securities during 2017 and 2016, respectively.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $137 million and $389 million in 2018 and 2017, respectively, compared to cash used in financing activities of $203 million in 2016. The net decrease in cash flow from financing activities in 2018 compared to 2017 was primarily attributable to higher principal repayments of long-term debt, a decrease in the amount of proceeds received from the issuance of common stock and higher debt issuance costs, partially offset by higher proceeds from the issuance of long-term debt, a decrease in the amount of stock issuance costs and funding under the Intercompany Loan.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $150 million in 2018, compared to cash provided by operating activities of $99 million and $211 million in 2017 and 2016, respectively. The decrease in cash provided by operating activities in 2018 was primarily due to the increase in finance receivables funded. The decrease in cash provided by operating activities in 2017 was primarily due to an increase in the level of finance receivables funded compared to a decrease in the prior year period, the utilization of a trade payable with our Manufacturing operations, and a slight decline in segment profit of our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $80 million, $71 million, and $64 million in 2018, 2017, and 2016, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $113 million, $53 million and $70 million in 2018, 2017, and 2016, respectively. Changes in restricted cash levels required under our secured borrowings, along with purchases of equipment leased to others, were the primary sources and uses of cash from investing activities in 2018, 2017, and 2016. In 2018, the increase in cash used in investing activities was primarily due to the increase in purchases of equipment leased to others, partially offset by a decline in restricted cash levels under our secured borrowings. The decrease in cash used in investing activities in 2017 was primarily due to a decline in purchases of equipment leased to others, partially offset by an increase in restricted cash levels.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $277 million in 2018, compared to cash used in financing activities of $51 million and $150 million in 2017, and 2016 respectively. The net increase in cash provided by financing activities in 2018 was primarily due to the increase in borrowing levels associated with the increase in the level of finance receivables funded. The net decrease in cash used in financing activities in 2017 was primarily due to the increase in borrowing levels associated with the increase in the level of finance receivables funded compared to the prior year period, partially offset by an increase in repayments of debt using intercompany loan repayments received from our Manufacturing operations.
Debt
Funding of Financial Services
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund its provision of financing to our dealers and retail customers. As of October 31, 2018, our funding consisted of asset-backed securitization debt of $948 million, senior secured term debt of $394 million, bank borrowings and revolving credit facilities of $519 million, commercial paper of $75 million, and borrowings of $105 million secured by operating and finance leases.
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
The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2018:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Wholesale note trust	$900	Eligible wholesale notes	$820	2019-2020
NFC	Credit agreement(A)	269	Finance receivables and general corporate purposes	21	2021
NFM	Bank lines	588	Finance receivables and general corporate purposes	498	2019-2024
TRAC	Revolving retail accounts	100	Eligible retail accounts	100	2020
______________________

(A)	NFM can borrow up to $81 million, if not used by NFC.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense, capital contributions from NI, and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense, capital contributions from NI, and income taxes is less than 125% of its interest expense, NI must make a capital contribution to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2018, 2017, and 2016.
Derivative Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. The fair values of these derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. For more information on derivatives and related market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.
Capital Resources
We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a capital expenditure goal of approximately $150 million in 2019, exclusive of capital expenditures for equipment leased to others. See Note 9, Debt, to the accompanying consolidated financial statements.
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

EBITDA reconciliation:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Income (loss) from continuing operations attributable to NIC, net of tax	$340	$29	$(97)
Plus:
Depreciation and amortization expense	211	223	225
Manufacturing interest expense(A)	235	265	247
Adjusted for:
Income tax expense	(52)	(10)	(33)
EBITDA	$838	$527	$408
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Interest expense	$327	$351	$327
Less: Financial Services interest expense	92	86	80
Manufacturing interest expense	$235	$265	$247
Adjusted EBITDA Reconciliation:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
EBITDA (reconciled above)	$838	$527	$408
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	(9)	(1)	78
Asset impairment charges(B)	14	13	27
Restructuring of manufacturing operations(C)	(1)	13	10
EGR product litigation(D)	1	31	—
Gain on sale (E)	—	(6)	—
Debt refinancing charges(F)	46	5	—
One-time fee received(G)	—	—	(15)
Pension settlement(H)	9	—	—
Settlement gain(I)	(72)	—	—
Total adjustments	(12)	55	100
Adjusted EBITDA	$826	$582	$508
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

(B)
During 2018, we recorded $14 million of impairment charges related to the exit of our railcar business in Cherokee, Alabama, certain long-lived assets and certain assets under operating leases in our Truck and Financial Services segments. During 2017, we recorded $13 million of asset impairment charges in our Truck segment relating to assets held for sale of our Conway, Arkansas fabrication business and for certain assets under operating leases. During 2016, the charges primarily included $17 million related to certain long-lived assets and $8 million related to certain operating leases. We also determined that $1 million of trademark asset carrying value was impaired.

(C)
During 2018, we recognized a benefit of $1 million related to adjustments for restructuring in our Truck, Global Operations and Corporate segments. During 2017, we recorded charges of $13 million primarily attributable to $41 million of charges related to our plan to cease production at our Melrose Park Facility, a net benefit of $36 million related to the resolution of the closing agreement and wind up charges for our Chatham, Ontario plant, and the release of $1 million in other postretirement benefit liabilities in connection with the sale of our fabrication business in Conway, Arkansas. We also recorded $6 million of restructuring charges in Brazil related to cost reduction actions consisting of personnel costs for employee separation and related benefits. During 2016, we recorded $7 million of charges related to the 2011 closure of our Chatham, Ontario plant and $3 million for cost reduction and other strategic initiatives associated with the divestiture of non-strategic facilities and efforts to optimize our cost structure.

(D)
During 2018, we recognized an additional charge of $1 million for a jury verdict related to the MaxxForce engine EGR product litigation in our Truck segment. During 2017, we recognized a charge of $31 million related to that same jury verdict in our Truck segment.

(E)	During 2017, we recognized a gain of $6 million related to the sale of a business line in our Parts segment.

(F)
During 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our 8.25% Senior Notes and the refinancing of our previously existing Term Loan. During 2017, we recorded a charge of $5 million related to third party fees and debt issuance costs associated with the replacement of our Term Loan with our Term Loan Credit Agreement and the refinancing of the revolving portion of the NFC bank credit facility in our Financial Services segment.

(G)	During 2016, we received a $15 million one-time fee from a third party.

(H)
During 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, we recorded a pension settlement accounting charge of $9 million in SG&A expenses.

(I)
During 2018, we settled a business economic loss claim relating to our Alabama engine manufacturing facility in which we will receive a net present value of $70 million, net of our fees and costs, from the Deepwater Horizon Settlement Program. We recorded the $70 million net present value of the settlement and related interest income of $2 million in Other Income, net.

Pension and Other Postretirement Benefits
Our pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act of 2006 (the "PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Bi-Partisan Budget Act of 2015 was signed into law in November of 2015 and provided for further extension of interest rate relief. These legislative measures will reduce our funding requirements over the next four years.
In 2018 and 2017, we contributed $132 million and $112 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2019 we expect to contribute approximately $140 million to meet the minimum required contributions for all plans. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2020 through 2022, we will be required to contribute approximately $175 million to $200 million per year to the Plans, depending on asset performance and discount rates.
Our contributions to other post-employment benefit ("OPEB") plans totaled $1 million and $2 million in 2018 and 2017, respectively. Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 settlement agreement (the "1993 Settlement Agreement") between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. We expect to contribute $1 million to our OPEB plans during 2019.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the years ended October 31, 2018, 2017 and 2016. During 2018, we recorded $30 million of profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits which will be paid in the first quarter of 2019.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The underfunded status of our pension plans on a GAAP basis decreased $254 million during 2018 due to cash contributions and an increase in the discount rate partially offset by lower than expected asset returns. Our actual return on assets during 2018 was approximately (1.4)% for the U.S. pension plans. The weighted average discount rates used to measure the postretirement benefit obligation ("PBO") were 4.4% and 3.5% at October 31, 2018 and 2017, respectively.
The underfunded status of our health and life insurance benefits decreased by $154 million. This was primarily driven by an increase in the discount rate and favorable claims experience and updated per capita cost assumptions.
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
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2018:

	Payments Due by Year Ending October 31,
(in millions)	Total	2019	2020-2021	2022-2023	2024+
Type of contractual obligation:
Long-term debt obligations(A)	$5,388	$926	$1,181	$67	$3,214
Interest on long-term debt(B)	1,720	299	472	414	535
Financing arrangements and capital lease obligations(C)	14	5	8	1	—
Operating lease obligations(D)	133	32	51	32	18
Purchase obligations(E)	216	51	105	36	24
Total	$7,471	$1,313	$1,817	$550	$3,791
_____________________

(A)
Excludes offsetting discounts and issuance costs of $58 million and Financed Lease Obligations of $122 million. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(B)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2018 are used for variable rate debt. For more information, see Note 9, Debt, to the accompanying consolidated financial statements.

(C)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business, including $2 million of interest obligations. Excludes a $1 million capital lease which is non-cash. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

(D)
Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our Consolidated Balance Sheets. For more information, see Note 6, Property and Equipment, Net, to the accompanying consolidated financial statements.

(E)
Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services which are not recognized in our Consolidated Balance Sheets. We also include certain contractual obligations recognized in our Consolidated Balance Sheets for which payments will be made beyond the next year.

Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $27 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 11, Income Taxes, to the accompanying consolidated financial statements.
We have entered into industrial participation agreements, commonly known as offset agreements, with customers outside of the U.S. to facilitate economic value back to entities within the foreign nations as the result of their procurement of goods and services from us. These commitments may be satisfied by our placement of supply contracts to established companies within the foreign nations, providing capabilities to the foreign nations, or the creation of joint ventures that generate profits and hire nationals from within the foreign nations. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. As of October 31, 2018, we have outstanding industrial participation agreements totaling $228 million that extend through 2026. Purchase order commitments associated with fulfilling the industrial participation agreements are included in the purchase commitments amount above.
In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. As such, we expect to contribute approximately $140 million in 2019 to meet the minimum required contributions for all Plans. We currently expect that from 2020 through 2022, we will be required to contribute $175 million to $200 million per year to the Plans, depending on asset performance and discount rates in the next several years. For additional information, see Note 10, Postretirement Benefits, to the accompanying consolidated financial statements.

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
As of October 31, 2018 and 2017, we had deferred tax asset valuation allowances of $2.2 billion and $3.3 billion, respectively. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in income tax benefits of $1 million and $6 million, and an expense of less than $1 million for the years ended October 31, 2018, 2017, and 2016 respectively.
We released $14 million of uncertain tax positions based on administrative practice and precedents of relevant tax authorities in 2017.
As of October 31, 2018 and 2017, the amount of liability for uncertain tax positions was $27 million and $34 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The EPA and NHTSA issued final rules for GHG emissions and fuel economy on September 15, 2011. These began to apply in calendar year 2014 and were fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule on October 25, 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada also adopted a heavy duty phase 2 GHG rulemaking aligned with EPA and NHTSA phase 2 rules.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. On November 14, 2018 the EPA announced the “Cleaner Trucks Initiative” which will begin the regulatory process for a reduced NOx emissions regulation while also streamlining compliance and certification requirements.  We will monitor and participate in this rulemaking. EPA and CARB may also consider other actions, including extended emission warranties. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles.
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
These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles and will require us to incur administrative costs arising from the implementation of the standards.
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

	October 31, 2018		2019 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(273)	$(113)	$1	$6
Decrease of 1.0%	316	134	(2)	1
Expected return on assets:
Increase of 1.0%	—	—	(21)	(3)
Decrease of 1.0%	—	—	21	3
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

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2018 and 2017 aggregating $2.2 billion and $3.3 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
Revenue
Our Manufacturing operations recognize revenue when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists, (ii) the price is fixed or determinable, (iii) collectability is reasonably assured, and (iv) delivery of product has occurred or services have been rendered. Sales are generally recognized when risk of ownership passes.
Sales arrangements with U.S. fleet customers are often complex and non-standard, and may include pricing allowances and other sales incentives, such as rebates, financing incentives, and residual value guarantees, for which losses are generally capped. Sales to fleet customers are recognized in accordance with the terms of each contract. In certain arrangements, the evaluation of financing incentives and residual value guarantees may result in the transaction being recorded as a borrowing or operating lease. Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to our fleet customers.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2018 and 2017, we recognized a benefit for adjustments to pre-existing warranties of $9 million and $1 million, respectively, compared to a charge of $77 million in 2016.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when we commit to a product recall or field campaign. In each subsequent quarter after a recall or field campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2018 warranty expense was $10 million of charges related to new field campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $21 million and $17 million in 2017 and 2016, respectively. The charges were primarily recognized as adjustments to pre-existing warranties.
As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue. In 2018, we recognized a net benefit of $29 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a benefit of $33 million related to pre-existing warranties. In 2017, we recognized a net charge of $8 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a charge of $3 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. At both October 31, 2018 and 2017, the net fair value of our liabilities with exposure to interest rate risk was $5 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2018 and 2017, the fair value of these liabilities would increase by $139 million and $91 million, respectively. At both October 31, 2018 and 2017, the net fair value of our assets with exposure to interest rate risk was $2 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2018 and 2017, the fair value of these assets would decrease by $4 million for both periods.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2018 and 2017, we purchased approximately $403 million and $376 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred additional costs of $40 million and $38 million in 2018 and 2017, respectively. Commodity price risk associated with our derivative position at October 31, 2018 and 2017 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2018 and 2017, the net fair value of our liabilities with exposure to foreign currency risk was $260 million and $238 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $26 million and $24 million at October 31, 2018 and 2017, respectively. At October 31, 2018 and 2017, the net fair value of our assets with exposure to foreign currency risk was $180 million and $168 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $18 million and $17 million at October 31, 2018 and 2017, respectively.
For further information regarding fair value estimates, please see Note 12, Fair Value Measurements to the accompanying consolidated financial statements.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Navistar International Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three‑year period ended October 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 18, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Chicago, Illinois
December 18, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Navistar International Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Navistar International Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated December 18, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
December 18, 2018

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2018	2017	2016
Sales and revenues
Sales of manufactured products, net	$10,090	$8,428	$7,976
Finance revenues	160	142	135
Sales and revenues, net	10,250	8,570	8,111
Costs and expenses
Costs of products sold	8,317	7,037	6,812
Restructuring charges	(1)	3	10
Asset impairment charges	14	13	27
Selling, general and administrative expenses	922	878	802
Engineering and product development costs	297	251	247
Interest expense	327	351	327
Other income, net	(46)	(21)	(76)
Total costs and expenses	9,830	8,512	8,149
Equity in income of non-consolidated affiliates	—	6	6
Income (loss) from continuing operations before income taxes	420	64	(32)
Income tax expense	(52)	(10)	(33)
Income (loss) from continuing operations	368	54	(65)
Income from discontinued operations, net of tax	—	1	—
Net income (loss)	368	55	(65)
Less: Net income attributable to non-controlling interests	28	25	32
Net income (loss) attributable to Navistar International Corporation	$340	$30	$(97)

Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$340	$29	$(97)
Income from discontinued operations, net of tax	—	1	—
Net income (loss)	$340	$30	$(97)

Earnings (loss) per share:
Basic:
Continuing operations	$3.44	$0.31	$(1.19)
Discontinued operations	—	0.01	—
	$3.44	$0.32	$(1.19)

Diluted:
Continuing operations	$3.41	$0.31	$(1.19)
Discontinued operations	—	0.01	—
	$3.41	$0.32	$(1.19)

Weighted average shares outstanding:
Basic	98.9	93.0	81.7
Diluted	99.6	93.5	81.7

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in millions)	For the Years Ended October 31,
	2018	2017	2016
Net income (loss)	$368	$55	$(65)
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	(3)	7
Unrealized gain on marketable securities, net of tax	—	(1)	—
Defined benefit plans, net of tax	323	433	(46)
Total other comprehensive income (loss)	291	429	(39)
Comprehensive income (loss)	659	484	(104)
Less: Net income attributable to non-controlling interests	28	25	32
Total comprehensive income (loss) attributable to Navistar International Corporation	$631	$459	$(136)

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,320	$706
Restricted cash and cash equivalents	62	83
Marketable securities	101	370
Trade and other receivables, net	456	391
Finance receivables, net	1,898	1,565
Inventories, net	1,110	857
Other current assets	189	188
Total current assets	5,136	4,160
Restricted cash	63	51
Trade and other receivables, net	49	13
Finance receivables, net	260	220
Investments in non-consolidated affiliates	50	56
Property and equipment, net	1,370	1,326
Goodwill	38	38
Intangible assets, net	30	40
Deferred taxes, net	121	129
Other noncurrent assets	113	102
Total assets	$7,230	$6,135
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$946	$1,169
Accounts payable	1,606	1,292
Other current liabilities	1,255	1,184
Total current liabilities	3,807	3,645
Long-term debt	4,521	3,889
Postretirement benefits liabilities	2,097	2,497
Other noncurrent liabilities	731	678
Total liabilities	11,156	10,709
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,731	2,733
Accumulated deficit	(4,593)	(4,933)
Accumulated other comprehensive loss	(1,920)	(2,211)
Common stock held in treasury, at cost (4.2 and 4.6 shares, respectively)	(161)	(179)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,931)	(4,578)
Stockholders’ equity attributable to non-controlling interests	5	4
Total stockholders’ deficit	(3,926)	(4,574)
Total liabilities and stockholders’ deficit	$7,230	$6,135

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$368	$55	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140	150	146
Depreciation of equipment leased to others	71	73	79
Deferred taxes, including change in valuation allowance	4	(6)	(9)
Asset impairment charges	14	13	27
Loss (gain) on sales of investments and businesses, net	—	(5)	2
Amortization of debt issuance costs and discount	31	49	37
Stock-based compensation	32	28	16
Provision for doubtful accounts, net of recoveries	10	7	13
Equity in income of non-consolidated affiliates, net of dividends	7	1	6
Write-off of debt issuance cost and discount	43	5	—
Other non-cash operating activities	(23)	(28)	(12)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	(109)	(125)	134
Finance receivables	(405)	(123)	251
Inventories	(257)	82	205
Accounts payable	317	159	(193)
Other assets and liabilities	26	(226)	(370)
Net cash provided by operating activities	269	109	267
Cash flows from investing activities
Purchases of marketable securities	(251)	(1,011)	(485)
Sales of marketable securities	460	659	555
Maturities of marketable securities	60	28	43
Net change in restricted cash and cash equivalents	9	(22)	5
Capital expenditures	(113)	(102)	(116)
Purchases of equipment leased to others	(232)	(137)	(132)
Proceeds from sales of property and equipment	11	35	24
Investments in non-consolidated affiliates	—	(1)	(2)
Proceeds from (payments for) sales of affiliates	(3)	9	41
Net cash used in investing activities	(59)	(542)	(67)
Cash flows from financing activities
Proceeds from issuance of securitized debt	339	322	413
Principal payments on securitized debt	(364)	(336)	(346)
Net change in secured revolving credit facilities	135	111	(148)
Proceeds from issuance of non-securitized debt	3,248	582	222
Principal payments on non-securitized debt	(2,920)	(489)	(315)
Net change in notes and debt outstanding under revolving credit facilities	(10)	(112)	(149)
Principal payments under financing arrangements and capital lease obligations	—	—	(3)
Debt issuance costs	(41)	(29)	(16)
Proceeds from financed lease obligations	63	61	22
Issuance of common stock	—	256	—
Stock issuance costs	—	(11)	—
Proceeds from exercise of stock options	8	12	—
Dividends paid by subsidiaries to non-controlling interest	(27)	(26)	(34)
Other financing activities	(17)	(3)	1
Net cash provided by (used in) financing activities	414	338	(353)
Effect of exchange rate changes on cash and cash equivalents	(10)	(3)	45
Increase (decrease) in cash and cash equivalents	614	(98)	(108)
Cash and cash equivalents at beginning of the year	706	804	912
Cash and cash equivalents at end of the year	$1,320	$706	$804

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2015	$2	$9	$2,499	$(4,866)	$(2,601)	$(210)	$7	$(5,160)
Net income (loss)	—	—	—	(97)	—	—	32	(65)
Total other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	4	—	—	—	—	4
Stock ownership programs	—	—	(5)	—	—	5	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(34)	(34)
Acquisition of remaining ownership interest from non-controlling interest holder	—	—	1	—	—	—	—	1
Balance as of October 31, 2016	$2	$9	$2,499	$(4,963)	$(2,640)	$(205)	$5	$(5,293)
Net income	—	—	—	30	—	—	25	55
Total other comprehensive income	—	—	—	—	429	—	—	429
Stock-based compensation	—	—	6	—	—	—	—	6
Stock ownership programs	—	—	(15)	—	—	26	—	11
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(26)	(26)
Issuance of common stock	—	2	254	—	—	—	—	256
Stock issuance costs	—	—	(11)	—	—	—	—	(11)
Other	—	(1)	—	—	—	—	—	(1)
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income	—	—	—	340	—	—	28	368
Total other comprehensive income	—	—	—	—	291	—	—	291
Stock-based compensation	—	—	10	—	—	—	—	10
Stock ownership programs	—	—	(11)	—	—	18	—	7
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(27)	(27)
Issuance of common stock	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—	—
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Other	—	—	—	—	—	—	—	—
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)

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
Our fiscal year ends on October 31. As such, all references to 2018, 2017, and 2016 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $39 million and $49 million and liabilities of $4 million and $13 million as of October 31, 2018 and 2017, respectively, including $4 million and $10 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $994 million and $869 million as of October 31, 2018 and 2017, respectively, and liabilities of $852 million and $754 million as of October 31, 2018 and 2017, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $370 million and $278 million as of October 31, 2018 and 2017, respectively, and corresponding liabilities of $205 million and $194 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Related Party Transactions
We have a series of commercial relationships and agreements with TRATON AG (formerly Volkswagen Truck & Bus AG) and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We have also entered into development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. Revenue recognized for the years ended October 31, 2018 and 2017, was approximately $146 million and $119 million, respectively. Net expenses incurred for the years ended October 31, 2018 and 2017 were $27 million and $7 million, respectively, included primarily in Engineering and product development costs in our Consolidated Statements of Operations. Our receivable from TRATON Group was $10 million and $13 million as of October 31, 2018 and 2017, respectively. Our payable to TRATON Group was $25 million and $5 million as of October 31, 2018 and 2017, respectively.
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
An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit, which is applied to the customer's account balance. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark-up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Restricted cash is related to our securitization facilities, senior and subordinated floating rate asset-backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency ("EPA") requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities are restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.
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
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. We elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2018, 2017, and 2016, we elected not to use hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Repossessions
Gains or losses arising from the sale of repossessed collateral supporting finance receivables and operating leases are recognized in Other income, net. Repossessed assets are recorded within Inventories at the lower of historical cost or fair value, less estimated costs to sell.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Inventories
Inventories are valued at the lower of cost or net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $154 million at October 31, 2018 compared to $206 million at October 31, 2017, offset by reserves of $31 million and $110 million, respectively.
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
The following table presents our used truck reserve:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Balance at beginning of period	$110	$208	$110
Additions charged to expense(A)	50	111	187
Deductions/Other adjustments(B)	(129)	(209)	(89)
Balance at end of period	$31	$110	$208
_________________________

(A)
Additions charged to expense reflects the increase of the reserve for inventory on hand. During 2017, we implemented a shift in market mix to include an increase in volume to certain export markets, which have a lower price point as compared to sales through our domestic channels, and lower domestic pricing to enable higher sales velocity.

(B)	Deductions/Other adjustments include reductions of the reserve related to the sale of units.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Gains or losses on disposition of property and equipment are recognized in Other income, net.
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. During 2017, we identified a triggering event related to continued economic weakness in Brazil which resulted in the decline in forecasted results for the Brazilian asset group. The Brazilian asset group is included in our Global Operations segment. As a result, we estimated the recoverable amount of the asset group and determined that the sum of the estimated undiscounted future cash flows exceeds the carrying value and the asset group was not impaired. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
Included in equipment leased to others are trucks that we produced or acquired to lease to customers as well as equipment that is financed by BMO that does not qualify for revenue recognition, as we retained substantial risks of ownership in the leased property, which are accounted for as operating leases and borrowings, respectively. In the Consolidated Statement of Cash Flows, the related expenditures are reflected as the Purchases of equipment leased to others in the investing section.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The ranges for the amortization periods are generally as follows:

Years
Customer base and relationships	3 - 15
Trademarks	20
Other	3 - 18
During the third quarter of 2016, the economic downturn in Brazil resulted in the continued decline in actual and forecasted results for the Brazilian engine reporting unit with an indefinite-lived intangible asset. As a result, we performed an impairment analysis in the third quarter of 2016 utilizing the income approach, based on discounted cash flows, which are derived from internal forecasts and economic expectations. It was determined that the carrying value of the trademark exceeded its fair value. As a result, we determined that the trademark was impaired and recognized an impairment charge of $1 million. The non-cash impairment charges were included in Asset impairment charges in our Consolidated Statements of Operations. The Brazilian engine reporting unit is included in our Global Operations segment.
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
Debt Issuance Costs
We amortize debt issuance costs, discounts and premiums over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record debt issuance costs, discounts and premiums associated with term debt as a direct deduction from, or addition to, the face amount of the debt. We record debt issuance costs associated with line-of-credit debt as other assets.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in SG&A expenses. These costs totaled $31 million, $26 million, and $13 million for the years ended October 31, 2018, 2017, and 2016, respectively.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. For 2018 and 2017, we recognized a benefit to pre-existing warranties of $9 million and $1 million, respectively, as compared to charges of $77 million in 2016. Future events and circumstances could materially change these estimates and require additional adjustments to our liability.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions are generally recorded when we commit to a product recall or field campaign. Each subsequent quarter after a recall or campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2018 warranty expense were $10 million of charges related to new campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $21 million and $17 million in 2017 and 2016, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Balance at beginning of period	$629	$818	$994
Costs accrued and revenues deferred	211	199	186
Currency translation adjustment	1	(1)	3
Adjustments to pre-existing warranties(A)	(9)	(1)	77
Payments and revenues recognized	(303)	(386)	(442)
Balance at end of period	529	629	818
Less: Current portion	255	307	396
Noncurrent accrued product warranty and deferred warranty revenue	$274	$322	$422
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
The impact of income taxes on the 2018, 2017, and 2016 adjustments are not material due to our deferred tax valuation allowances on our U.S. deferred tax assets.
Extended Warranty Programs
The amount of deferred revenue related to extended warranty programs was $255 million, $271 million, and $325 million at October 31, 2018, 2017, and 2016, respectively. Revenue recognized under our extended warranty programs was $104 million, $144 million, and $150 million for the years ended October 31, 2018, 2017, and 2016, respectively.
In 2018, we recognized a net benefit of $29 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a benefit of $33 million related to pre-existing warranties. In 2017, we recognized a net charge of $8 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a charge of $3 million related to pre-existing warranties. In 2016, we recognized a net charge of $34 million related to extended warranty contracts on our proprietary Big-Bore engines, which includes a charge of $26 million related to pre-existing warranties.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction losses of $2 million, $16 million, and less than $1 million in 2018, 2017, and 2016, respectively, which were recorded in Other income, net.
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of October 31, 2018, approximately 8,200, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our current master collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") expired in October 2018 and we are in negotiations with the UAW to enter into a new collective bargaining agreement. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) and determining when the arrangement includes a software license. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". This ASU updates the income tax accounting in U.S. GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act") was signed into law. For more information regarding the impact of the Tax Act, see Note 11, Income Taxes.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Consolidated Statement of Operations and prospectively, on and after the adoption date, for the capitalization of the service cost component of net periodic benefit cost in assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2019. The guidance, which requires retrospective application, will result in a reclassification of certain net periodic benefit costs from SG&A expenses to Other Income, net in the amounts of $94 million and $127 million as of October 31, 2018 and 2017, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We expect to adopt this ASU in the first quarter of fiscal 2020 on a modified retrospective basis, with the cumulative effect adjustment recognized into Accumulated deficit as of November 1, 2019. We will continue to evaluate the impact of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We analyzed the impact of the ASU on our portfolio of customer contracts which will result in a change in the timing and the amount of revenue recognized and gross versus net accounting for certain revenue streams in comparison with current guidance.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

On November 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method. Based on our preliminary assessment, the cumulative effect adjustment upon adoption of the new revenue standard will have a net immaterial impact on our Accumulated deficit. The primary impacts include an increase in Accumulated deficit due to an increase in the refund liability owed to our customers for future returns of core components. Previously our refund liability was recorded net of our future trade-in value to our suppliers. Under the new revenue standard, we will be recording a liability for the amounts owed to our customers and a deposit asset for the amount we are currently eligible to receive from our suppliers. An additional increase relates to a change in the recognition pattern of revenue for extended service contracts. Revenue from these contracts was recognized on a straight-line basis over the life of the contract. Under the new revenue standard, revenue for extended service contracts will be recorded in proportion to the costs expected to be incurred in satisfying the obligations based on historical cost patterns over the life of similar contracts. The increase in Accumulated deficit is partially offset by certain contracts where revenue recognition occurred as units were delivered and accepted. Under the new revenue standard, when the contract transfers control of a good to a customer as services or production occurs, revenue will be recognized over time. An additional decrease in Accumulated deficit relates to certain sales that were recorded as leases or borrowings as we retained substantial risks of ownership. Under the new revenue standard, revenue will be recognized upon transfer of control for these transactions, less the value of any guarantees provided to the customer. The adoption of the new revenue standard will result in changes in the classification of Sales and revenues, net and Costs of products sold in our Consolidated Statements of Operations. The new revenue standard will also result in changes in the classification of certain assets and liabilities in our Consolidated Balance Sheets.
We will provide expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the new revenue standard in our Quarterly Report on Form 10-Q for the first quarter of 2019.
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
Restructuring Liability
The following tables summarize the activity in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

(in millions)	Balance at October 31, 2017	Additions	Payments	Adjustments	Balance at October 31, 2018
Employee termination charges	$14	$3	$(10)	$(4)	$3
Lease vacancy	—	—	—	—	—
Other	1	—	—	—	1
Restructuring liability	$15	$3	$(10)	$(4)	$4

(in millions)	Balance at October 31, 2016	Additions	Payments	Adjustments	Balance at October 31, 2017
Employee termination charges	$5	$22	$(12)	$(1)	$14
Lease vacancy	1	—	(1)	—	—
Other	1	—	—	—	1
Restructuring liability	$7	$22	$(13)	$(1)	$15

(in millions)	Balance at October 31, 2015	Additions	Payments	Adjustments	Balance at October 31, 2016
Employee termination charges	$62	$4	$(63)	$2	$5
Lease vacancy	5	—	(4)	—	1
Other	1	—	—	—	1
Restructuring liability	$68	$4	$(67)	$2	$7

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
Global operations employee separation actions
During 2017, we initiated cost-reduction actions impacting our workforce in Brazil. As a result of these actions, we recognized restructuring charges of $6 million in personnel costs for employee separation and related benefits. During 2018, we recognized a benefit of $1 million upon the completion of these separation actions. This benefit was recorded in our Global operations segment within Restructuring charges in our Consolidated Statements of Operations.
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
Chatham restructuring activities
During 2011, we committed to close our Chatham, Ontario heavy truck plant, which had been idled since June 2009. At that time, we recognized curtailment and contractual termination charges related to postretirement plans. Based on a ruling regarding pension benefits received from the Financial Services Tribunal in Ontario, Canada, in the third quarter of 2014, we recognized additional charges of $14 million related to the 2011 closure of the Chatham, Ontario plant. Unsuccessful efforts to appeal the ruling in the Ontario court system ended in December 2015. In April 2016, we filed a qualified partial wind-up report for approval by the Financial Services Commission of Ontario ("FSCO"). In January 2017, FSCO issued its approval of the partial wind-up report. In February 2017, we finalized the resolution of statutory severance pay for former employees related to the closure of our Chatham, Ontario plant, resulting in a charge of $6 million in the first quarter of 2017. During the third quarter of 2017, we finalized the Chatham closure agreement. This resulted in the release of $66 million in other post-employment benefit ("OPEB") liabilities. In addition, a pension settlement accounting charge of $23 million was recorded as a result of lump-sum payments made to certain pension plan participants. These charges and benefits were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations.
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and OPEB liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges Costs of products sold in our Consolidated Statements of Operations. During 2018, we recognized a benefit of $2 million related to the finalized cessation of production agreement. This benefit was recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. Production at the Melrose Park Facility ceased in May 2018.
See Note 10, Postretirement benefits for further discussion.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Asset Impairments
The following table reconciles our Asset impairment charges in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Intangible asset impairment charge	$—	$—	$1
Other asset impairment charges related to continuing operations	14	13	26
Total asset impairment charges	$14	$13	$27
As a result of the economic downturn in Brazil in 2016 causing declines in actual and forecasted results, we tested the indefinite-lived intangible asset of our Brazilian engine reporting unit for potential impairment. As a result, we determined that the trademark asset carrying value was impaired, resulting in charges of $1 million for the year ended October 31, 2016. For more information, see Note 1, Summary of Significant Accounting Policies.
During 2018, we concluded that we had triggering events related to the sale of our railcar business in Cherokee, Alabama requiring the impairment of certain long-lived assets. As a result, we recorded a charge of $2 million in our Truck segment. In February 2018, we completed the sale of the business. We also concluded that we had triggering events related to other certain long-lived assets, and recorded additional charges of $6 million in our Truck segment and a charge of $1 million in our Financial Services segment.
During 2017, we concluded that we had a triggering event in connection with the sale of our fabrication business in Conway, Arkansas requiring the impairment of certain assets. As a result, we recorded charges of $5 million in our Truck segment.
During 2018 and 2017, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $5 million and $8 million, respectively, in our Truck segment.
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
3. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances are $2.6 billion and $2.2 billion as of October 31, 2018 and 2017, respectively. Included in total assets of our Financial Services operations are finance receivables of $2.2 billion and $1.8 billion as of October 31, 2018 and 2017, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

	As of October 31,
(in millions)	2018	2017
Retail portfolio	$720	$559
Wholesale portfolio	1,460	1,246
Total finance receivables	2,180	1,805
Less: Allowance for doubtful accounts	22	20
Total finance receivables, net	2,158	1,785
Less: Current portion, net(A)	1,898	1,565
Noncurrent portion, net	$260	$220
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2018, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2019	$471	$1,460	$1,931
2020	133	—	133
2021	94	—	94
2022	57	—	57
2023	18	—	18
Thereafter	4	—	4
Gross finance receivables	777	1,460	2,237
Less: Unearned finance income	57	—	57
Total finance receivables	$720	$1,460	$2,180
Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2018 and 2017, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $956 million and $797 million as of October 31, 2018 and 2017, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $235 million and $163 million as of October 31, 2018 and 2017, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	As of October 31,
(in millions)	2018	2017	2016
Retail notes and finance leases revenue	$50	$41	$38
Wholesale notes interest	105	102	107
Operating lease revenue	72	68	66
Retail and wholesale accounts interest	30	24	24
Gross finance revenues	257	235	235
Less: Intercompany revenues	97	93	100
Finance revenues	$160	$142	$135
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	For the Year Ended October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$17	$3	$28	$48
Provision for doubtful accounts	7	—	3	10
Charge-off of accounts	(7)	—	(1)	(8)
Recoveries	3	—	—	3
Other(A)	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$19	$3	$28	$50

	For the Year Ended October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$2	$28	$49
Provision for doubtful accounts	4	1	2	7
Charge-off of accounts	(7)	—	(1)	(8)
Recoveries	1	—	—	1
Other(A)	—	—	(1)	(1)
Allowance for doubtful accounts, at end of period	$17	$3	$28	$48

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended October 31, 2016
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$4	$22	$48
Provision for doubtful accounts	8	(2)	6	12
Charge-off of accounts	(9)	—	(3)	(12)
Recoveries	—	—	—	—
Other(A)	(2)	—	3	1
Allowance for doubtful accounts, at end of period	$19	$2	$28	$49
____________________

(A)	Amounts include impact from currency translation.
The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	October 31, 2018			October 31, 2017
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$20	$—	$20	$16	$—	$16
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	7	—	7
Finance receivables on non-accrual status	20	—	20	16	—	16
The average balances of the impaired finance receivables in the retail portfolio were $19 million and $18 million for the years ended October 31, 2018 and 2017, respectively. See Note 12, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	As of October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Current, and less than 30 days past due	$655	$1,459	$2,114
30-90 days past due	51	1	52
Over 90 days past due	14	—	14
Total finance receivables	$720	$1,460	$2,180
5. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2018	2017
Finished products	$671	$584
Work in process	118	33
Raw materials	321	240
Total inventories, net	$1,110	$857

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment, Net
The following table presents the components of Property and equipment, net in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2018	2017
Land	$92	$92
Buildings	554	548
Leasehold improvements	24	27
Machinery and equipment	2,028	2,057
Furniture, fixtures, and equipment	461	426
Equipment leased to others	665	586
Construction in progress	44	64
Total property and equipment, at cost	3,868	3,800
Less: Accumulated depreciation and amortization	2,498	2,474
Property and equipment, net	$1,370	$1,326
Certain of our property and equipment serve as collateral for borrowings. See Note 9, Debt, for description of borrowings.
Equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	As of October 31,
(in millions)	2018	2017
Equipment leased to others	$665	$586
Less: Accumulated depreciation	177	191
Equipment leased to others, net	$488	$395

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$25	$61
Less: Accumulated depreciation and amortization	21	41
Assets under financing arrangements and capital lease obligations, net	$4	$20
For the years ended October 31, 2018, 2017, and 2016, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Depreciation expense	$133	$138	$134
Depreciation of equipment leased to others	71	73	79
Amortization expense	2	3	5
Interest capitalized	2	2	3
Certain depreciation expense on buildings used for administrative purposes is recorded in SG&A expenses.
Capital Expenditures
At October 31, 2018, 2017, and 2016, commitments for capital expenditures were $36 million, $27 million, and $24 million, respectively. At October 31, 2018, 2017, and 2016, liabilities related to capital expenditures that are included in accounts payable were $50 million, $48 million, and $21 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2027. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2018, 2017, and 2016 was $40 million, $49 million, and $53 million, respectively. Rental income from subleases for the years ended October 31, 2018, 2017, and 2016 was $5 million, $11 million, and $12 million, respectively.
Future minimum lease payments at October 31, 2018, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

(in millions)	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
2019	$5	$32	$37
2020	4	28	32
2021	4	23	27
2022	1	18	19
2023	1	14	15
Thereafter	—	18	18
	15	$133	$148
Less: Interest portion	2
Total	$13
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
7. Goodwill and Other Intangible Assets, Net
For our reporting unit with goodwill, we perform a goodwill impairment test on an annual basis on August 1st, or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount. All of our goodwill is included in our Parts segment. As part of our impairment analysis for this reporting unit in the current year, we performed a qualitative assessment.
Our intangible assets that are not subject to amortization includes a trademark in our Brazilian engine reporting unit of $18 million and $21 million as of October 31, 2018 and 2017, respectively. During the third quarter of 2016, we determined that $1 million of the trademark asset carrying value was impaired. For more information, see Note 2, Restructuring and Impairments.
Information regarding our intangible assets that are subject to amortization is as follows:

	As of October 31, 2018
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$68	$84	$152
Accumulated amortization	(66)	(74)	(140)
Net of amortization	$2	$10	$12

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2017
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value(A)	$71	$83	$154
Accumulated amortization(A)	(67)	(68)	(135)
Net of amortization	$4	$15	$19
__________________________
(A) During 2018, we identified certain intangible assets subject to amortization which were fully amortized and no longer in use as of October 31, 2017. As a result, we have reduced both the Gross carrying value and Accumulated amortization by $2 million for Customer Base and Relationships and $34 million for Trademarks, Patents and Other. These reclassifications did not impact our Consolidated Statements of Operations or Consolidated Balance Sheets.

We recorded amortization expense for our finite-lived intangible assets of $7 million, $12 million, and $12 million for the years ended October 31, 2018, 2017, and 2016, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2019	$3
2020	2
2021	1
2022	1
2023	1
Thereafter	4

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

8. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 30% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2018 and 2017.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2018	2017
Assets:
Current assets	$336	$286
Noncurrent assets	168	179
Total assets	$504	$465
Liabilities and equity:
Current liabilities	$307	$257
Noncurrent liabilities	38	38
Total liabilities	345	295
Partners' capital and stockholders' equity:
NIC	53	56
Third parties	106	114
Total partners' capital and stockholders' equity	159	170
Total liabilities and equity	$504	$465
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2018	2017	2016
Net sales	$505	$497	$584
Costs, expenses, and income tax expense	507	488	571
Net income (loss)	$(2)	$9	$13
We recorded sales to certain of these affiliates totaling $4 million, $5 million, and $6 million in 2018, 2017, and 2016, respectively. We also purchased $166 million, $156 million, and $207 million of products and services from certain of these affiliates in 2018, 2017, and 2016, respectively.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2018	2017
Receivables due from affiliates	$1	$1
Payables due to affiliates	22	19
As of October 31, 2018 and 2017, our share of net unfunded earnings in non-consolidated affiliates totaled $1 million and $7 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

9. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2018	2017
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $7 and unamortized debt issuance costs of $11	$1,570	$—
Senior Secured Term Loan Credit Facility, as amended, due 2020, net of unamortized discount of $7, and unamortized debt issuance costs of $9	—	1,003
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $17	1,083	—
8.25% Senior Notes, due 2022, net of unamortized discount of $13 and unamortized debt issuance costs of $14	—	1,423
4.50% Senior Subordinated Convertible Notes, due 2018, net of unamortized discount of $5 and unamortized debt issuance costs of $1	—	194
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $5 and $14, respectively, and unamortized debt issuance costs of $1 and $3, respectively	405	394
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	122	130
Other	26	43
Total Manufacturing operations debt	3,426	3,407
Less: Current portion	461	286
Net long-term Manufacturing operations debt	$2,965	$3,121

	As of October 31,
(in millions)	2018	2017
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $4 and $5, respectively	$948	$849
Senior secured NFC Term Loan, due 2025, net of unamortized discount of $2, and unamortized debt issuance costs of $4	394	—
Bank credit facilities, at fixed and variable rates, due dates from 2019 through 2024, net of unamortized debt issuance costs of $2 and $2, respectively	519	616
Commercial paper, at variable rates, program matures in 2022	75	92
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	105	94
Total Financial Services operations debt	2,041	1,651
Less: Current portion	485	883
Net long-term Financial Services operations debt	$1,556	$768

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Manufacturing Operations
Senior Secured Term Loan Credit Agreement
On November 6, 2017, we signed a definitive credit agreement relating to a seven-year senior secured term loan credit facility in an aggregate principal amount of $1.6 billion (“Term Loan Credit Agreement”), guaranteed by Navistar International Corporation and twelve of its subsidiaries. Under the terms of the Term Loan Credit Agreement, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds from the Term Loan Credit Agreement was used to repay all outstanding loans under our previously existing Senior Secured Term Loan Credit Facility ("Term Loan"), to redeem a portion of the previously outstanding 8.25% Senior Notes and to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement.
The remainder of the proceeds of the Term Loan Credit Agreement will be used for ongoing working capital purposes and general corporate purposes.
Senior Secured Term Loan Credit Facility
In February 2017, the Term Loan was amended, pursuant to which the Company's remaining approximately $1.0 billion loan was repriced and provisions regarding European Union bail-in legislation were inserted. The amendment reduced the interest rate applicable to the outstanding loan by 1.50%. Under the terms of the amendment, the interest rate on the outstanding loan was based, at our option, on an adjusted Eurodollar Rate, plus a margin of 4.00%, or a Base Rate, plus a margin of 3.00%. In connection with the amendment, we paid a consent fee equal to 0.25% of the aggregate principal amount, a call protection fee equal to 1.00% of the aggregate principal amount, and certain other fees. During the second quarter of 2017, we recorded a charge of $4 million related to certain third party fees and debt issuance costs associated with the repricing of our Term Loan. The remaining debt issuance costs were recorded as a direct deduction from the carrying amount of the Term Loan and amortized through Interest expense over the remaining life of the Term Loan.
Upon the full repayment in the first quarter of 2018, we recorded approximately $16 million of charges related to the extinguishment of unamortized debt issuance costs associated with the Term Loan, included in Other income, net on our Consolidated Statements of Operations.
6.625% Senior Notes
On November 6, 2017, we issued $1.1 billion in aggregate principal amount of 6.625% senior notes, due 2026 ("6.625% Senior Notes"). Interest is payable on the 6.625% Senior Notes on May 1 and November 1 of each year beginning on May 1, 2018 until the maturity date of November 1, 2025. The proceeds from the 6.625% Senior Notes offering were used to redeem a portion of our previously existing 8.25% Senior Notes, to pay accrued and unpaid interest thereon, and pay the associated prepayment premiums, certain transaction fees and expenses incurred in connection with the new 6.625% Senior Notes.
8.25% Senior Notes
In January 2017, we issued an additional $250 million principal amount of 8.25% Senior Notes, bringing the aggregate principal amount to $1.45 billion at that time. Debt issuance costs of $4 million were recorded as a direct deduction from the carrying amount and were amortized through Interest expense over the remaining life. As a result of the transaction, the effective interest rate of the 8.25% Senior Notes became 8.51%. The proceeds were used for general corporate purposes, including working capital and capital expenditures.
In November 2017, the 8.25% Senior Notes, in the full aggregate principal amount of $1.45 billion, were redeemed using proceeds from the 6.625% Senior Notes and the Senior Secured Term Loan Credit Agreement. In the first quarter of 2018, we recorded approximately $30 million of charges related to the extinguishment of unamortized debt issuance costs and tender premiums associated with the 8.25% Senior Notes, included in Other income, net on our Consolidated Statements of Operations.
4.50% Senior Subordinated Convertible Notes
In October 2013, we completed the private sale of $200 million of 4.50% senior subordinated convertible notes due October 2018 ("2018 Convertible Notes"). We received proceeds of $196 million, net of $3 million of issuance costs and a $1 million issuance discount. The 2018 Convertible Notes were senior subordinated unsecured obligations of the Company. The 2018 Convertible Notes were fully repaid upon maturity in October 2018, and none were converted into our common stock.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Holders may convert the 2019 Convertible Notes into our common stock at any time after October 15, 2018. Prior to October 15, 2018, holders could only convert upon the occurrence of specified trigger events, as more fully described in the 2019 Convertible Notes indenture. The conversion rate is 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to a conversion price of approximately $54.07 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements. The 2019 Convertible Notes can be settled, at our election, in common stock, cash, or a combination of common stock and cash.
Loan Agreement related to the Tax Exempt Bonds
In October 2010, we benefited from the issuance of certain tax-exempt bond financings, of which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the "Tax Exempt Bonds"). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds were restricted for capital expenditures related to financing the relocation of our headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment. The payment of principal and interest on the Tax Exempt Bonds is guaranteed under separate, but substantially identical, bond guarantees issued by NI. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.50% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. In November 2010, we finalized the purchase of the property and buildings that we developed into our new world headquarters site. As of October 31, 2018, none of the $225 million remains to be reimbursed under the Tax Exempt Bonds.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Financed Lease Obligations
We have accounted for as borrowings certain third-party equipment financings by BMO, our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions do not qualify for revenue recognition as we retain substantial risks of ownership in the leased property. As a result, the proceeds from the transfer are recorded as an obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2023 with interest rates ranging from 3.98% to 12.52%.
Amended and Restated Asset-Based Credit Facility
In August 2017, we amended and extended our asset-based credit facility ("Amended and Restated Asset-Based Credit Facility") which was previously due in May 2018. The 2017 amendment extended the maturity date to August 2022 and reduced the revolving facility from $175 million to $125 million. The borrowing base of the facility is secured by a first priority security interest in certain of NI's aftermarket parts inventory locations and contains customary covenants, representations and warranties. Our borrowing capacity under the amended facility is subject to a $13 million liquidity block and is impacted by outstanding standby letters of credit issued under this facility and the amount of eligible inventory. Borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread is 175 basis points for Base Rate borrowings and 275 basis points for LIBOR borrowings. As of October 31, 2018, we had no borrowings but did have availability to borrow under the Amended and Restated Asset-Based Credit Facility.
Financial Services Operations
Asset-backed Debt
In November 2016, the maturity date of the variable funding notes ("VFN") facility was extended from May 2017 to November 2017, and the maximum capacity was reduced from $500 million to $450 million. In May 2017, the VFN facility was extended to May 2018, and the maximum capacity was reduced to $425 million. In December 2017, the maturity date of our VFN facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million. In November 2018, the maturity of the VFN facility was extended from December 2018 to May 2020. The VFN facility is secured by assets of the wholesale note owner trust.
In October 2016, Navistar Financial Securities Corporation ("NFSC") issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in October 2016.
In June 2017, NFSC issued $250 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2017.
In September 2018, NFSC issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $300 million of investor notes that matured in September 2018.
Our Mexican financial services affiliate, Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad Regulada ("NFM"), issues secured notes, denominated in Mexican pesos, which are secured by retail finance receivables. The aggregate balance of these notes was $31 million and $67 million, net of issuance costs, at October 31, 2018, and 2017, respectively. These notes mature at various dates through March 2023.
In December 2016, Truck Retail Accounts Corporation ("TRAC"), a special purpose, wholly-owned subsidiary of NFC, renewed the one-year revolving facility to October 2017. In May 2017, this facility was renewed to April 2018. In January 2018, the maturity date of our $100 million TRAC funding facility was extended from April 2018 to January 2019, and in December 2018, the maturity was further extended to January 2020. Borrowings under this facility are secured by eligible retail accounts receivable.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt were $1.4 billion and $1.1 billion at October 31, 2018 and 2017, respectively. See Note 3, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Bank Credit Facilities
In May 2016, NFC amended and extended its bank credit facility which was originally due in December 2016. The 2016 amendment extended the maturity date to June 2018 and initially reduced the revolving portion of the facility from $500 million to $400 million. In December 2016, and in accordance with the amendment, the revolving portion of the facility was reduced to a maximum of $275 million, the term loan portion of the facility was paid down to $82 million, and the quarterly principal payments were reduced from $9 million to $2 million. The amendment allows NFC to increase revolving or term loan commitments, subject to obtaining commitments from existing or new lenders to provide additional or increased revolving commitments and/or additional term loans, to permit a maximum total facility size of $700 million after giving effect to any such increase and without taking into account the non-extended loans and commitments.
In September 2017, the revolving portion of the bank credit facility was amended and extended to a maturity date of September 2021. The capacity of the facility was reduced from $275 million to $269 million in June 2018. The borrowings on the revolving portion of the facility totaled $21 million and $127 million as of October 31, 2018 and 2017, respectively.
On June 1, 2018, in accordance with the terms of the May 2016 amended and extended bank credit facility of NFC, the term loan portion was paid in full and the revolving portion capacity was reduced from $275 million to $269 million. The balance of the term loan portion of the facility as of October 31, 2017, was $75 million. On June 12, 2018, certain leverage covenants and baskets under the NFC bank credit facility were amended to allow for completion of the NFC Term Loan in July 2018.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2018, borrowings outstanding under these arrangements were $498 million, of which 28% was denominated in U.S. dollars and 72% in Mexican pesos. As of October 31, 2017, borrowings outstanding under these arrangements were $414 million, of which 35% was denominated in U.S. dollars and 65% in Mexican pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.
Covenants of the NFC bank credit facility restrict certain payments such as dividends. In the years ended October 31, 2018 and 2017, NFC paid no dividends. In the year ended October 31, 2016, NFC paid cash dividends and returned capital to NI in the aggregate amount of $220 million.
Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to P1.8 billion (the equivalent of approximately $91 million at October 31, 2018). This program replaced the program that matured in December 2016. In October 2018, the commercial paper program was increased to P3.0 billion (the equivalent of approximately $151 million at October 31, 2018).
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another source to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. For the years ended October 31, 2018 and 2017, ITLC issued new borrowings of $38 million and $31 million, respectively. The balance of these secured borrowings issued by ITLC totaled $105 million and $94 million as of October 31, 2018 and 2017, respectively. The carrying amount of assets used as collateral was $125 million and $117 million as of October 31, 2018 and 2017, respectively. ITLC does not have any unsecured debt.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2018, are as follows:

	Manufacturing Operations (A)	Financial Services Operations	Total
(in millions)
2019	$467	$487	$954
2020	41	962	1,003
2021	80	187	267
2022	31	26	57
2023	20	10	30
Thereafter	2,833	381	3,214
Total debt	3,472	2,053	5,525
Less: Unamortized discount and unamortized debt issuance costs	46	12	58
Net debt	$3,426	$2,041	$5,467
Debt and Lease Covenants
We have certain public and private debt agreements, including the Senior Secured Term Loan Credit Agreement, the 6.625% Senior Notes, the loan agreements for the Tax Exempt Bonds, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our 2019 Convertible Notes (the "Notes") do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the indentures for the Notes define circumstances under which we would be required to repurchase the Notes and include limitations on consolidation, merger, and sale of our assets. As of October 31, 2018, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or NI, before interest expense and income taxes is less than 125% of its interest expense, NIC or NI must make payments to NFC to achieve the required ratio. During the years ended October 31, 2018, 2017, and 2016, no such payments were made.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2018, we were in compliance with those covenants.
10. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2018	2017	2018	2017
Change in benefit obligations
Benefit obligations at beginning of year	$3,799	$4,027	$1,435	$1,708
Service cost	7	7	4	5
Interest on obligations	108	107	43	47
Actuarial loss (gain)	(251)	(18)	(159)	(183)
Settlements	(25)	(52)	—	—
Contractual termination benefits	—	10	—	4
Curtailments and other	—	(2)	—	(58)
Currency translation	(8)	17	—	—
Plan participants' contributions	—	—	40	36
Subsidy receipts	—	—	42	42
Benefits paid	(286)	(297)	(160)	(166)
Benefit obligations at end of year	$3,344	$3,799	$1,245	$1,435
Change in plan assets
Fair value of plan assets at beginning of year	$2,363	$2,310	$333	$333
Actual return on plan assets	(30)	256	4	38
Settlements	(25)	(52)	—	—
Currency translation	(8)	18	—	—
Employer contributions	132	112	1	2
Benefits paid	(270)	(281)	(41)	(40)
Fair value of plan assets at end of year	$2,162	$2,363	$297	$333
Funded status at year end	$(1,182)	$(1,436)	$(948)	$(1,102)

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2018	2017	2018	2017
Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent asset	$18	$16	$—	$—
Current liability	(17)	(16)	(34)	(41)
Noncurrent liability	(1,183)	(1,436)	(914)	(1,061)
Net liability recognized	$(1,182)	$(1,436)	$(948)	$(1,102)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,007	$2,183	$104	$252
Net prior service benefit	—	—	—	—
Net amount recognized	$2,007	$2,183	$104	$252
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.3 billion and $3.8 billion for October 31, 2018 and 2017, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit at October 31, 2018 is net of $503 million of deferred taxes related to our postretirement benefit plans.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	As of October 31,
(in millions)	2018	2017
Projected benefit obligations	$3,065	$3,487
Accumulated benefit obligations	3,051	3,471
Fair value of plan assets	1,865	2,035
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2018, we have met all regulatory funding requirements. In 2018, we contributed $132 million to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $140 million to our pension plans during 2019.
We primarily fund other post-employment benefit ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. In 2018, we contributed $1 million to our OPEB plans to meet legal funding requirements. We expect to contribute $1 million to our OPEB plans during 2019.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $16 million for both October 31, 2018 and 2017 are included within the amount of Benefits paid in the Change in benefit obligation section above, but are not included in the Change in plan assets section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under Change in benefit obligation and Change in plan assets of $37 million and $48 million for 2018 and 2017, respectively.
Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss
The components of our postretirement benefits expense included in our Consolidated Statements of Operations consist of the following:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Pension expense	$72	$121	$82
Health and life insurance expense	33	(3)	71
Total postretirement benefits expense	$105	$118	$153

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	For the Years Ended October 31,
	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2018	2017	2016	2018	2017	2016
Service cost for benefits earned during the period	$7	$7	$9	$4	$5	$5
Interest on obligation	108	107	118	43	47	58
Amortization of cumulative loss	106	116	104	9	22	31
Amortization of prior service cost (benefit)	—	—	—	—	—	(1)
Settlements	9	23	—	—	—	—
Contractual termination benefits	—	10	3	—	4	4
Curtailments and other	—	—	—	—	(58)	—
Premiums on pension insurance	3	15	15	—	—	—
Expected return on assets	(161)	(157)	(167)	(23)	(23)	(26)
Net periodic benefit expense	$72	$121	$82	$33	$(3)	$71
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$(61)	$(116)	$313	$(139)	$(197)	$(115)
Amortization of cumulative loss	(106)	(116)	(104)	(9)	(22)	(31)
Amortization of prior service benefit (cost)	—	—	—	—	—	1
Settlements	(9)	(23)	—	—	—	—
Curtailments	—	(2)	—	—	—	—
Currency translation	—	—	(1)	—	—	—
Total recognized in other comprehensive loss (income)	$(176)	$(257)	$208	$(148)	$(219)	$(145)
Total net postretirement benefits (income) expense and other comprehensive loss (income)	$(104)	$(136)	$290	$(115)	$(222)	$(74)

For the year ended October 31, 2018, we purchased a group annuity contract for certain retired pension plan participants resulting in a plan remeasurement. As a result, a net actuarial loss of $2 million was recognized as a component of Accumulated other comprehensive loss and a pension settlement accounting expense of $9 million was recognized in SG&A expenses in our Consolidated Statements of Operations.
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
The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost (benefit)	$—	$—
Amortization of cumulative losses/(gains)	98	(1)
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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2018 and 2017 are:

	Pension Benefits		Health and Life Insurance Benefits
	2018	2017	2018	2017
Discount rate used to determine present value of benefit obligation at end of year	4.4%	3.5%	4.4%	3.6%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2018, 2017, and 2016 were:

	Pension Benefits			Health and Life Insurance Benefits
	2018	2017	2016	2018	2017	2016
Discount rate used to determine service cost	3.9%	3.9%	4.5%	3.9%	4.0%	4.6%
Discount rate used to determine interest cost	3.0%	2.8%	3.1%	3.1%	2.9%	3.3%
Expected long-term rate of return on plan assets	7.2%	7.2%	7.5%	7.5%	7.5%	7.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 30,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 92% of our other postretirement benefit obligation, is projected to be 14.4% in 2019 and was estimated as 7.1% for 2018. Our projections assume that the rate will decrease to 5% by the year 2023 and remain at that level each year thereafter.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation	169	(143)
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

•
Insurance Linked Securities—Valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, then divided by the number of units outstanding.

•
Derivatives -Valued monthly for the trustee using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor’s and Telekurs. Valued monthly by the trustee using various providers of derivatives pricing, most notably Numerix, Markit and Super Derivatives.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Pension Assets
The fair value of the pension plan assets by category is summarized below:

	As of October 31, 2018					As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$77	$—	$—	$—	$77	$86	$—	$—	$—	$86
Collective Trusts and Other
U.S. Equity	293	—	—	—	293	316	—	—	—	316
Canadian Equity	16	—	—	—	16	19	—	—	—	19
International Equity	270	—	—	—	270	327	—	—	—	327
Global Equity	205	—	—	—	205	235	—	—	—	235
Fixed Income - Long Duration Credit	—	283	—	—	283	—	508	—	—	508
Fixed Income - Long Duration Government	—	156	—	—	156	—	20	—	—	20
Fixed Income - Intermediate Duration Government	—	48	—	—	48	—	—	—	—	—
Fixed Income - High Yield	—	157	—	—	157	—	214	—	—	214
Fixed Income - Canadian Bond	—	194	—	—	194	—	213	—	—	213
Global Real Estate	—	135	—	—	135	—	144	—	—	144
Global Infrastructure	—	—	—	9	9	—	—	—	10	10
Insurance linked Securities	—	—	—	45	45	—	—	—	—	—
Hedge Fund of Funds	—	—	—	202	202	—	—	—	210	210
Private Equity	—	—	—	32	32	—	—	—	43	43
Private Credit	—	—	—	22	22	—	—	—	—	—
Real Estate	—	—	—	—	—	—	—	1	—	1
Total(A)	$861	$973	$—	$310	$2,144	$983	$1,099	$1	$263	$2,346
___________________

(A)
In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2018 and 2017, respectively, while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
The fair value of other postretirement benefit plan assets by category is summarized below:

	As of October 31, 2018					As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$11	$—	$—	$—	$11	$6	$—	$—	$—	$6
Fixed Income
U.S. Credit Bonds	—	61	—	—	61	—	—	—	—	—
Corporate and Government Bonds	—	—	—	—	—	—	62	—	—	62
Government Bonds	—	—	—	—	—	—	8	—	—	8
Collective Trusts and Other
U.S. Equity	59	—	—	—	59	71	—	—	—	71
International Equity	59	—	—	—	59	74	—	—	—	74
Fixed Income - Multi-Asset Credit	9	17	—	—	26	—	29	—	—	29
Real Estate (REITs)	—	—	—	26	26	—	—	—	24	24
Mutual Fund	—	—	—	—	—	9	—	—	—	9
Insurance Linked Securities	—	—	—	8	8	—	—	—	—	—
Hedge Fund of Funds	—	—	—	39	39	—	—	—	39	39
Private Equity	—	—	—	8	8	—	—	—	11	11
Total	$138	$78	$—	$81	$297	$160	$99	$—	$74	$333
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2019 through 2023 and the five years ending October 31, 2028 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2019	$283	$76
2020	278	85
2021	271	91
2022	264	93
2023	257	95
2024 through 2028	1,173	454
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. We deposit the matching contribution annually. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $33 million in 2018, and $29 million in both 2017 and 2016.
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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. In 2018, we recorded $30 million in profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 13, Commitments and Contingencies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Income Taxes
On December 22, 2017, the Tax Act was signed into U.S. law. The Tax Act reduces the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. In accordance with the Internal Revenue Code, we have utilized a blended rate of 23.3% for our fiscal 2018 tax year by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. This rate reduction requires us to remeasure our deferred taxes as of the date the Tax Act was enacted. Our U.S. deferred tax assets, net of deferred tax liabilities, were remeasured and reduced by $983 million, entirely offset by a valuation allowance reduction. As a result, the remeasurement of our deferred tax assets, net of deferred tax liabilities, including the valuation allowance, did not impact our income tax expense or net income.
The Tax Act includes a mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. We have provisionally calculated and included $147 million of foreign earnings in taxable income due to this deemed repatriation. The income tax effect of the deemed repatriation will be offset with existing deferred tax assets. The deferred tax impact has a valuation allowance offset, resulting in no impact on our income tax expense or net income.
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
We have not completed our accounting for the income tax effects of the Tax Act. However, we have computed estimates or “provisional” amounts as permitted by the SEC’s Staff Accounting Bulletin No. 118 (“SAB”) issued on December 22, 2017. Under the SAB, companies are allowed a measurement period of up to one year from the date of enactment to complete the accounting for the effects of the Tax Act. We will continue to evaluate the Tax Act’s impact, which may change as a result of additional Treasury guidance, federal or state legislative actions, or changes in accounting standards or related interpretations. The Company’s analyses performed to date are sufficient to calculate a reasonable estimate of the impacts of the Tax Act.
The following table presents the domestic and foreign components of Income (loss) from continuing operations before income taxes in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Domestic	$246	$(74)	$(95)
Foreign	174	138	63
Income (loss) from continuing operations before income taxes	$420	$64	$(32)
The following table presents the components of Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Current:
Federal	$—	$4	$(1)
State and local	(1)	10	(4)
Foreign	(47)	(30)	(36)
Total current expense	$(48)	$(16)	$(41)
Deferred:
Federal	$2	$19	$13
State and local	(1)	4	(1)
Foreign	(5)	(17)	(4)
Total deferred benefit (expense)	$(4)	$6	$8
Total income tax expense	$(52)	$(10)	$(33)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of statutory federal income tax benefit (expense) recorded in Income tax expense in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Federal income tax benefit (expense)(A)	$(98)	$(22)	$11
State income taxes, net of federal benefit	(3)	(3)	(3)
Credits and incentives	(50)	8	3
Adjustments to valuation allowances	1,120	(57)	(132)
Foreign operations	(2)	4	53
Unremitted foreign earnings	—	—	37
Adjustments to uncertain tax positions	(1)	15	(10)
Intraperiod tax allocation offset to equity components	—	28	—
Non-controlling interest adjustment	6	9	11
Tax Act Mandatory Repatriation	(34)	—	—
Tax Act US Deferred Remeasurement	(983)	—	—
Other	(7)	8	(3)
Recorded income tax expense	$(52)	$(10)	$(33)
_________________________

(A)	Federal income tax benefit (expense) was taxed at a rate of 23.3% for the year ended 2018, and 35% for the years ended 2017 and 2016.
The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. An exception to that incremental approach is applied when there is a loss from continuing operations and income in another category of earnings (for example, discontinued operations, other comprehensive income, additional paid in capital, etc.). In that situation, a tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocations do not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category of income. During 2017, we recorded a $28 million intraperiod allocation benefit in domestic continuing operations associated with certain post retirement plan remeasurement gains.
Not including the effect of the federal income tax rate change, we recognized an income tax benefit of $137 million and income tax expense of $57 million, for the change in the valuation allowance for the years ended October 31, 2018 and 2017, respectively.
At October 31, 2018, undistributed earnings of foreign subsidiaries were $308 million. Except for the tax effect of the Tax Act deemed repatriation, income taxes have not been provided on foreign undistributed earnings because they are either considered to be permanently invested in foreign subsidiaries or are expected to be repatriated without significant incremental U.S. federal, state or foreign withholding taxes. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities.
The following table presents the components of the deferred tax asset (liability):

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31,
(in millions)	2018	2017
Deferred tax assets attributable to:
Employee benefits liabilities	$615	$1,073
Net operating loss ("NOL") carryforwards	979	1,383
Product liability and warranty accruals	172	290
Research and development	114	209
Tax credit carryforwards	212	262
Other	238	277
Gross deferred tax assets	2,330	3,494
Less: Valuation allowances	2,182	3,326
Net deferred tax assets	$148	$168
Deferred tax liabilities attributable to:
Other	$(27)	$(39)
Total deferred tax liabilities	$(27)	$(39)
At October 31, 2018, deferred tax assets attributable to NOL carryforwards include $560 million attributable to U.S. federal NOL carryforwards, $178 million attributable to state NOL carryforwards, and $241 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2032. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2019 to 2038. Approximately one fourth of our foreign net operating losses will expire, beginning in 2029, while the majority of the remaining balance has no expiration date. The majority of our tax credits can be carried forward for initial periods of 20 years and are scheduled to expire between 2019 and 2038.
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
For the year ended October 31, 2018, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
We earned domestic income from continuing operations for the year ended October 31, 2018 and incurred domestic losses from continuing operations for the years ended October 31, 2017 and 2016. The positive evidence of domestic income from the year ended October 31, 2018 does not outweigh the negative evidence of cumulative losses from prior years. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets as of October 31, 2018.
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
The total deferred tax asset valuation allowances were $2.2 billion and $3.3 billion at October 31, 2018 and 2017, respectively. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of October 31, 2018, the amount of liability for uncertain tax positions was $27 million. The liability at October 31, 2018 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions are summarized as follows:

	For the years ended October 31,
(in millions)	2018	2017
Liability for uncertain tax positions at November 1	$34	$50
Additions as a result of positions taken in prior periods	2	—
Decrease as a result of positions taken in prior periods	(7)	(15)
Settlements	(2)	(1)
Liability for uncertain tax positions at October 31	$27	$34
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in income tax benefits of $1 million and $6 million and income tax expense of less than $1 million for the years ended October 31, 2018, 2017, and 2016, respectively. The total interest and penalties accrued were $3 million and $4 million for the years ended October 31, 2018 and 2017, respectively. We released $14 million of uncertain tax positions based on administrative practice and precedents of relevant tax authorities in 2017.
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

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of October 31, 2018				As of October 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$101	$—	$—	$101	$370	$—	$—	$370
Derivative financial instruments:
Commodity forward contracts(A)	—	2	—	2	—	3	—	3
Foreign currency contracts(A)	—	—	—	—	—	3	—	3
Interest rate caps(B)	—	2	—	2	—	1	—	1
Total assets	$101	$4	$—	$105	$370	$7	$—	$377
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts(C)	—	—	—	—	—	1	—	1
Guarantees	—	—	24	24	—	—	21	21
Total liabilities	$—	$—	$24	$24	$—	$2	$21	$23
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2018	October 31, 2017
Guarantees, at beginning of period	$(21)	$(23)
Transfers out of Level 3	—	—
Issuances	(7)	(2)
Settlements	4	4
Guarantees, at end of period	$(24)	$(21)
Change in unrealized gains on assets (liabilities) still held	$—	$—

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2018	October 31, 2017
Level 2 financial instruments
Impaired finance receivables (A)	$20	$16
Specific loss reserve	(9)	(7)
Fair value	$11	$9
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

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of Cash and cash equivalents, Restricted cash, and Accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. Finance receivables generally consist of retail and wholesale accounts and notes. The carrying amounts of Trade and other receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. The carrying amounts of wholesale notes approximate fair values as a result of the short-term nature of the wholesale notes and their variable interest rate terms. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below.
The fair values of our retail notes are estimated by discounting expected cash flows at current market rates. The fair values of our retail notes are classified as Level 3 financial instruments.
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 6.75% Tax Exempt Bonds, due 2040, are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. Trading in our 6.625% Senior Notes is limited to qualified institutional buyers; therefore the notes are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$180	$180	$183
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,597	1,597	1,570
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,083
4.75% Senior Subordinated Convertible Notes, due 2019(A)	412	—	—	412	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	122	122	122
Other	—	—	25	25	26
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	949	949	948
Senior secured NFC Term Loan, due 2025	—	—	400	400	394
Bank credit facilities, due dates from 2019 through 2024	—	—	511	511	519
Commercial paper, program matures in 2022	75	—	—	75	75
Borrowings secured by operating and finance leases, due serially through 2024	—	—	104	104	105

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2017
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$153	$153	$161
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Facility, due 2020	—	—	1,019	1,019	1,003
8.25% Senior Notes, due 2022	1,450	—	—	1,450	1,423
4.50% Senior Subordinated Convertible Notes, due 2018(A)	208	—	—	208	194
4.75% Senior Subordinated Convertible Notes, due 2019(A)	446	—	—	446	394
Loan Agreement related to 6.50% Tax Exempt Bonds, due 2040	—	243	—	243	220
Financed lease obligations	—	—	130	130	130
Other	—	—	23	23	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	851	851	849
Bank credit facilities, due dates from 2019 through 2024	—	—	592	592	616
Commercial paper, program matures in 2022	92	—	—	92	92
Borrowings secured by operating and finance leases, due serially through 2024	—	—	94	94	94
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
Under the terms of the Navistar Capital Operating Agreement, Navistar Capital, (a program of BMO Harris Bank N.A. and Bank of Montreal (together “BMO”)) is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we reimburse BMO for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse BMO for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.4 billion of outstanding loan principal and operating lease payments receivable at October 31, 2018 and 2017, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.5 billion and $2.4 billion at October 31, 2018 and 2017, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $104 million and $116 million and financed lease obligations of $122 million and $129 million, in our Consolidated Balance Sheets as of October 31, 2018 and 2017, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2018, the amount of stand-by letters of credit and surety bonds issued was $122 million.
In addition, as of October 31, 2018, we have $162 million of outstanding purchase commitments and contracts with $16 million of cancellations fees with expiration dates through 2026. We have entered into industrial participation agreements, commonly known as offset agreements, with customers outside of the U.S. to facilitate economic value back to entities within the foreign nations as the result of their procurement of goods and services from us. These commitments may be satisfied by our placement of supply contracts to established companies within the foreign nations, providing capabilities to the foreign nations, or the creation of joint ventures that generate profits and hire nationals from within the foreign nations. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. As of October 31, 2018, we have outstanding industrial participation agreements totaling $228 million that extend through 2026. Purchase order commitments associated with fulfilling the industrial participation agreements are included in the purchase commitments amount above.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2018. The majority of these accrued liabilities are expected to be paid subsequent to 2019.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On May 2, 2018, the Committee submitted to the arbitrator a proposed schedule for the presentation of the issues to be addressed in the arbitration. On September 21, 2018, the arbitrator set a schedule to rule on all issues and determine final calculations in April 2020. As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, an in-person hearing was held on November 2, 2018, and subsequent hearings may follow.
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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint is barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. On June 26, 2018, the court conditionally overruled the defendants’ motion for summary judgment. The court bifurcated the case and conducted a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations in September 2018. On November 20, 2018, the Committee Members filed a motion for sanctions, alleging various discovery and trial misconduct by the defendants and requesting that the court enter judgment in favor of the Committee Members with respect to the statute of limitations issue and award attorneys’ fees to the Committee Members. On December 11, 2018, the defendants filed their opposition to the Committee Members’ motion for sanctions.
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), we filed a motion to schedule a status hearing to request an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, an in-person hearing was held on November 2, 2018, and subsequent hearings are expected to follow.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at October 31, 2018), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.

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
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately less than US$1 million at October 31, 2018). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
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
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. IIAA attempted to schedule a meeting with the New District Attorney’s technical experts. IIAA met with the New District Attorney on July 25, 2018. The New District Attorney has indicated that he will request information related to the status of the current remediation needs from CETESB. After receiving that information, the New District Attorney has indicated that he will schedule a meeting with IIAA to discuss the proposed terms of a potential settlement agreement and granted a third suspension on August 14, 2018 which ended on November 14, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. On November 2, 2017, NIC, NI, Navistar Canada Inc. and Harbour International Trucks filed a notice of appeal. On December 8, 2017, the plaintiff filed a notice of cross-appeal. Both the appeal and cross-appeal were heard by the British Columbia Court of Appeal on February 9, 2018. On August 1, 2018, the appellate court denied our appeal and granted, in part, N&C's cross-appeal and as such certified three narrow issues on whether misrepresentations were made in Navistar's advertising materials. On September 28, 2018, Navistar sought leave to appeal the certification decision to the Supreme Court of Canada and such leave is still pending. Aside from that application, the next step will be an attendance before the case management judge regarding the details of the notice of certification to be given to the class. No date for this attendance has been set.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. On November 23, 2017, we filed a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was filed on November 23, 2017 and was granted on December 7, 2017. The decision of the British Columbia Court of Appeal was provided to the Quebec court. On September 6, 2018, the stay was extended until the Supreme Court of Canada decides the application for leave to appeal in the N&C Action.
In the Manitoba putative class action lawsuit captioned Vern Brown v. Navistar International Corporation and Navistar Canada, Inc., the court held a case management conference on June 29, 2018, after the plaintiff failed to file a complete certification record by the previously court-ordered due date. The plaintiff advised that it expected to file its remaining certification affidavits by August 31, 2018, and the court suspended certification scheduling in the interim. The plaintiff filed an additional affidavit on July 5, 2018. On September 5, 2018, the court adjourned the certification application indefinitely to allow the plaintiff to obtain an expert report. There are no certification or other hearings scheduled in any of the other Canadian Actions at this time.
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
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in eight new named plaintiffs. As a result, the total number of named plaintiffs is now 37 and three class action cases were dismissed entirely without prejudice because there were no longer any remaining plaintiffs in those cases. On August 16, 2018, Judge Gottschall entered a minute order setting a status hearing for September 26, 2018 in light of the ongoing settlement efforts of the parties. During the September 26, 2018 status hearing, the parties advised the court that additional settlement discussions were scheduled. Accordingly, on September 27, 2018 Judge Gottschall entered a minute order extending class plaintiffs' deadline to file a motion for class certification and supporting expert reports until November 16, 2018 and setting the next status hearing for December 15, 2018. On November 13, 2018, Judge Gottschall entered a minute order extending class plaintiffs’ deadline to file a motion for class certification and supporting experts to December 20, 2018. On December 13, 2018, Judge Gottschall entered a minute order further extending the filing date for plaintiffs’ motion for class certification and supporting expert materials to February 20, 2019.  No other class briefing dates have been scheduled.
On November 11, 2017, seven plaintiffs (the “Direct Action Plaintiffs”) in the MDL moved for a separate trial and discovery schedule independent of the class action schedule. On January 2, 2018, Judge Gottschall granted in part and denied in part the Direct Action Plaintiffs’ motion, allowing two of the Direct Action Plaintiffs to begin limited discovery on plaintiff-specific issues. The parties submitted competing proposed discovery schedules. In a minute order dated January 26, 2018, Judge Gottschall declined to enter either schedule but ordered the parties to confer on a schedule for prioritizing the plaintiff-specific discovery after the close of fact discovery relevant to class certification issues. The parties are currently engaged in discovery. One of the Direct Action Plaintiffs filed a motion for leave to file a First Amended Complaint on September 25, 2018 and that motion was granted by the court in a minute order dated December 13, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to or at trial or settled for immaterial amounts. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages. The hearing on these motions was held on December 1, 2017 and the court denied our motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. Briefing on the appeal is currently scheduled to be completed by March 18, 2019. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. The court entered a scheduling order on May 3, 2018, setting a fact discovery deadline of May 22, 2019, expert report and deposition deadlines through November 7, 2019, and a deadline for submission of dispositive motions of December 9, 2019.
Based on our assessment of the facts underlying the amended complaint above, potential charges to the Consolidated Statements of Operations and cash outlays in future periods could range from $2 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
On February 27, 2018, the Removed Directors filed an amended complaint (the “Amended Complaint”) in conformance with the court’s February 7, 2018 order. On April 30, 2018, NI and ITEIC filed an answer to the Amended Complaint denying liability and asserting affirmative defenses and counterclaims, including counterclaims against AICM for indemnification and breach of contract (seeking to recover amounts due to NI) under the Manufacturing Agreement. NI and ITEIC have vigorously defended their position that they are not liable for the claims asserted by the Removed Directors.
On November 20, 2018, NI, ITEIC and the Removed Directors agreed to settle this suit without any payment by NI, ITEIC or the Removed Directors.  NI, ITEIC and the Removed Directors entered a settlement agreement on or about December 12, 2018.  The Removed Directors have agreed to file a stipulation of discontinuance with prejudice with respect to their claims against NI and ITEIC.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$17 million as of October 31, 2018), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$34 million as of October 31, 2018) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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
On May 11, 2018, the arbitral tribunal issued a decision allowing the calculation to be made by the parties’ experts and scheduled the calculation phase hearing for August 16, 2018. On July 6, 2018, each party’s experts presented their reports indicating the calculation of the total amount due from each party to the other party. On August 6, 2018, the parties jointly filed a petition informing the arbitral tribunal that they reached an agreement as to the total amount due from each party to the other party. Pursuant to the agreement, Navitrucks agreed that it owes IIAA the total amount of R$107 million (approximately US$29 million as of October 31, 2018) after deducting the agreed amount of Navitrucks' claim against IIAA.
In addition, the parties requested: (a) the cancellation of the hearing scheduled for August 16, 2018; (b) a 15 day period for the parties to present their respective costs incurred in connection with the arbitral proceeding; and (c) the closure of the calculation phase with the final ruling of merits.
On August 13, 2018, the arbitral tribunal issued a decision canceling the hearing scheduled for August 16, 2018 and directed the parties to prove their respective incurred costs in connection with the arbitral proceeding and to specify whether there were any additional productions of evidence or considerations by August 23, 2018.
On August 23, 2018, IIAA filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$6 million (approximately US$2 million as of October 31, 2018). On the same date, Navitrucks filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$3 million (approximately less than US$1 million as of October 31, 2018). On September 18, 2018, the arbitral tribunal issued a decision (i) declaring the end of the evidence phase, (ii) ordering the parties to present their closing arguments on or before October 31, 2018, and (iii) stating that the final decision on the merits will be issued on or before December 20, 2018.
We have recorded no receivable related to this matter in our Consolidated Financial Statements.
In addition, another truck dealer and two truck fleet owners in Brazil have separate adversarial proceedings pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.
Other
U.S. Department of Defense Matter
In the third quarter of 2016, Navistar Defense, LLC ("ND") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to ND's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, ND met with government representatives, including representatives from the DOD IG and the DOJ, to discuss the matter.

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
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. ND responded to the subpoena and made four productions of responsive documents.
On July 10, 2018, ND received another subpoena from the DOD IG requesting additional custodian emails and documents related to the MRAP and ISS components. ND is responding to the subpoena and has made several productions of responsive documents. Additionally, in September and October 2018 the DOJ conducted interviews of certain current and/or former employees and may conduct additional interviews in the future.
At this time, we are unable to predict the outcome of these matters, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
Deepwater Horizon Settlement Program
On June 3, 2018, we concluded the settlement of a business economic loss claim relating to our Alabama engine manufacturing facility. We will receive a gross amount of $85 million with a net present value of $70 million, net of our fees and costs, from the Deepwater Horizon Settlement Program. The cash proceeds will be received in installments in 2019 and 2020. The net present value of the settlement was recorded in our third quarter 2018 financial results in Other Income, net in our Consolidated Statements of Operations, and Other current and Other non-current assets in our Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

14. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes Class 4 through 8 trucks, buses, military and government vehicles under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name and parts required to support the military truck lines. This segment sells its products in the U.S., Canada, and Mexico markets, as well as through our export truck business. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

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

•
The Financial Services segment finances certain sales to our dealers in North America, which include an interest-free period that varies in length that is subsidized by our Truck and Parts segments. Additionally, the Financial Services segment reports intersegment revenues from secured and unsecured loans to the Manufacturing operations. Certain retail sales financed by the Financial Services segment, primarily NFC, require the Manufacturing operations, primarily the Truck segment, to share a portion of any credit losses.

•
We allocate "access fees" to the Parts segment from the Truck segment for certain engineering and product development costs, depreciation expense, and SG&A expenses incurred by the Truck segment based on the relative percentage of certain sales, as adjusted for cyclicality.

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2018
External sales and revenues, net	$7,386	$2,399	$305	$160	$—	$10,250
Intersegment sales and revenues	104	8	55	97	(264)	—
Total sales and revenues, net	$7,490	$2,407	$360	$257	$(264)	$10,250
Income (loss) from continuing operations attributable to NIC, net of tax	$397	$569	$2	$88	$(716)	$340
Income tax expense	—	—	—	—	(52)	(52)
Segment profit (loss)	$397	$569	$2	$88	$(664)	$392
Depreciation and amortization	$130	$6	$10	$55	$10	$211
Interest expense	—	—	—	92	235	327
Equity in income (loss) of non-consolidated affiliates	2	3	(5)	—	—	—
Capital expenditures(B)	99	2	3	1	8	113

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2017
External sales and revenues, net	$5,770	$2,369	$279	$142	$10	$8,570
Intersegment sales and revenues	39	23	30	93	(185)	—
Total sales and revenues, net	$5,809	$2,392	$309	$235	$(175)	$8,570
Income (loss) from continuing operations attributable to NIC, net of tax	$(6)	$616	$(7)	$77	$(651)	$29
Income tax expense	—	—	—	—	(10)	(10)
Segment profit (loss)	$(6)	$616	$(7)	$77	$(641)	$39
Depreciation and amortization	$137	$11	$13	$51	$11	$223
Interest expense	—	—	—	86	265	351
Equity in income (loss) of non-consolidated affiliates	4	3	(1)	—	—	6
Capital expenditures(B)	82	2	5	1	12	102

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2016
External sales and revenues, net	$5,271	$2,398	$296	$135	$10	$8,110
Intersegment sales and revenues	132	29	45	100	(305)	1
Total sales and revenues, net	$5,403	$2,427	$341	$235	$(295)	$8,111
Income (loss) from continuing operations attributable to NIC, net of tax	$(189)	$640	$(21)	$100	$(627)	$(97)
Income tax expense	—	—	—	—	(33)	(33)
Segment profit (loss)	$(189)	$640	$(21)	$100	$(594)	$(64)
Depreciation and amortization	$129	$13	$18	$50	$15	$225
Interest expense	—	—	—	80	247	327
Equity in income (loss) of non-consolidated affiliates	5	4	(3)	—	—	6
Capital expenditures(B)	97	2	4	2	11	116

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2018	$2,085	$636	$331	$2,648	$1,530	$7,230
October 31, 2017	1,621	632	378	2,207	1,297	6,135
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $182 million, $165 million, and $167 million for the years ended October 31, 2018, 2017, and 2016, respectively.

(B)	Exclusive of purchases of equipment leased to others and liabilities related to capital expenditures.
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2018, 2017 and 2016.
Sales and revenues to external customers classified by significant products and services were as follows:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Sales and revenues:
Trucks	$7,323	$5,706	$5,176
Parts	2,215	2,177	2,216
Engine	552	545	583
Financial Services	160	142	136

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Information concerning principal geographic areas is presented as follows:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Sales and revenues:(A)
United States	$7,223	$6,375	$6,227
Canada	868	708	604
Mexico	933	708	575
Brazil	263	237	240
Other	963	542	465

	As of October 31,
(in millions)	2018	2017
Long-lived assets:(B)
United States	$1,099	$1,068
Canada	9	11
Mexico	249	226
Brazil	73	90
Other	8	9
__________________________

(A)
During 2018, we identified certain sales included in Other which should have been classified as United States. As a result, for the years ended October 31, 2017 and 2016, we have reclassified $31 million and $41 million of sales, respectively. These reclassifications did not impact our Consolidated Statements of Operations or our segment sales and revenues.

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
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2018 and 2017, there was one share of Series B Preference stock with a par value of $1.00 per share authorized and outstanding.
At both October 31, 2018 and 2017, there were 70,182 shares of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Common Stock
Changes in shares of common stock and treasury stock were as follows:

(in millions)	Common Stock	Treasury Stock	Shares Outstanding
Balance as of October 31, 2015	86.8	5.3	81.5
Shares issued	—	(0.1)	0.1
Shares acquired	—	—	—
Balance as of October 31, 2016	86.8	5.2	81.6
Shares issued	16.3	(0.7)	17.0
Shares acquired	—	0.1	(0.1)
Balance as of October 31, 2017	103.1	4.6	98.5
Shares issued	—	(0.5)	0.5
Shares acquired	—	0.1	(0.1)
Balance as of October 31, 2018	103.1	4.2	98.9
On February 28, 2017, we consummated our previously announced strategic alliance with TRATON Group, which included an equity investment in the Company by TRATON Group pursuant to the Stock Purchase Agreement, the License and Supply Framework Agreement and the Procurement JV Framework Agreement. Pursuant to the TRATON Group Stock Purchase Agreement, on February 28, 2017 we issued and TRATON Group purchased 16.2 million of our shares of common stock for an aggregate purchase price of $256 million at $15.76 per share (an estimated 19.9% stake (16.6% on a fully-diluted basis) in the Company).
Additional Paid in Capital
In accounting for the issuance of the 2018 Convertible Notes, a debt component and an equity component were separated resulting in the debt component being recorded at its estimated fair value without consideration given to the conversion feature. We estimated the fair value of the liability component at $177 million. The resulting equity component of $22 million, net of $1 million of discount, was recorded in Additional paid in capital. Issuance costs were also allocated between the debt and equity components resulting in an immaterial amount being recorded as a reduction in Additional paid in capital. The 2018 Convertible Notes were fully repaid upon maturity in October 2018, and none were converted into our common stock.
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
For more information on our 2018 Convertible Notes and 2019 Convertible Notes, see Note 9, Debt.
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Shareholders' Deficit:

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)
Other comprehensive income (loss) before reclassifications	—	(32)	201	169
Amounts reclassified out of accumulated other comprehensive loss	—	—	122	122
Net current-period other comprehensive income (loss)	—	(32)	323	291
Balance as of October 31, 2018	$—	$(315)	$(1,605)	$(1,920)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
Other comprehensive income (loss) before reclassifications(A)	(1)	(3)	279	275
Amounts reclassified out of accumulated other comprehensive loss	—	—	154	154
Net current-period other comprehensive income (loss)	(1)	(3)	433	429
Balance as of October 31, 2017	$—	$(283)	$(1,928)	$(2,211)

(A)	Other comprehensive income before reclassifications for Defined Benefit Plans includes a $28 million intraperiod tax allocation and $8 million of deferred tax assets.

(in millions)	Unrealized Gain on Marketable Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2015	$1	$(287)	$(2,315)	$(2,601)
Other comprehensive income (loss) before reclassifications	—	7	(177)	(170)
Amounts reclassified out of accumulated other comprehensive loss	—	—	131	131
Net current-period other comprehensive income (loss)	—	7	(46)	(39)
Balance as of October 31, 2016	$1	$(280)	$(2,361)	$(2,640)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		For the Years Ended October 31,
	Location in Consolidated Statements of Operations	2018	2017	2016
Defined benefit plans
Amortization of prior service benefit	Selling, general and administrative expenses	$—	$—	$(1)
Amortization of actuarial loss	Selling, general and administrative expenses	114	138	133
Settlements	Selling, general and administrative expenses	9	—	—
Settlements	Restructuring	—	23	—
	Total before tax	123	161	132
	Income tax expense	(1)	(7)	(1)
Total reclassifications for the period, net of tax		$122	$154	$131
Dividend Restrictions
Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.
Certain debt instruments, including our 6.625% Senior Notes indenture, our Loan Agreement with regard to the Tax Exempt Bonds and our Amended Term Loan Credit Agreement, contain terms that include various negative covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
16. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share for continuing operations, discontinued operations, and net income (loss), all attributable to NIC in our Consolidated Statements of Operations:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	For the Years Ended October 31,
(in millions, except per share data)	2018	2017	2016
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$340	$29	$(97)
Income from discontinued operations, net of tax	—	1	—
Net income (loss)	$340	$30	$(97)

Denominator:
Weighted average shares outstanding:
Basic	98.9	93.0	81.7
Effect of dilutive securities	0.7	0.5	—
Diluted	99.6	93.5	81.7

Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$3.44	$0.31	$(1.19)
Discontinued operations	—	0.01	—
Net income (loss)	$3.44	$0.32	$(1.19)
Diluted:
Continuing operations	$3.41	$0.31	$(1.19)
Discontinued operations	—	0.01	—
Net income (loss)	$3.41	$0.32	$(1.19)
The conversion rate on our 4.5% Senior Subordinated Convertible Notes due 2018 (the "2018 Convertible Notes") was 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share as our average stock price was less than $58.40 for all periods presented. The 2018 Convertible Notes were fully repaid upon maturity in October 2018, and none were converted into our common stock.
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
Pursuant to the Stock Purchase Agreement, on February 28, 2017 we issued and TRATON Group purchased 16.2 million shares of our common stock for an aggregate purchase price of $256 million at $15.76 per share (a 19.9% stake at the time of purchase (16.6% on a fully-diluted basis)) in the Company, excluding stock issuance costs.
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the year ended October 31, 2016, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. For the years ended October 31, 2018, 2017, and 2016, the aggregate shares not included were 9.8 million, 13.9 million, and 15.0 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the year ended October 31, 2018, the aggregate shares not included in the computation of earnings per share were primarily comprised of 7.6 million shares related to the 2019 Convertible Notes. For the years ended October 31, 2017 and 2016, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.
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
The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 Plan. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, the Company’s 2004 Performance Incentive Plan, or the Ownership Program as further described below, (collectively, the "Existing Plans"), that is canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2018, 3,142,917 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program, as amended from time to time (the "Ownership Program"), and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program. In general, under the Ownership Program in existence through November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increased stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modified retention requirements for Company granted equity until ownership requirements are met; (iii) added a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminated the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminated the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 2,365 DSUs outstanding as of October 31, 2018. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 29,712 PSUs outstanding as of October 31, 2018 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within ten days after a participant's termination of employment or at such later date as required by IRC Section Rule 409A. PSUs and DSUs awarded between February 19, 2013 and October 31, 2013 were issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2018, 19,491 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors have been issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective February 11, 2015 on a going forward basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Stock Options
Stock options represent the right to purchase a specified number of shares of common stock at a specified exercise price. Generally, stock options are awarded with an exercise price equal to the fair market value of the common stock at grant date. The stock options granted prior to December 2009 generally have a ten-year contractual life. Stock options granted in December 2009 through November 2016 were granted with a seven-year contractual life. Since December 2016, stock options have been granted with a ten-year contractual life. Stock options are valued using the Black-Scholes option pricing model and vest ratably over a three-year period.
The following table summarizes stock options activity:

	For the Years Ended October 31,
	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	2,408	$38.81	2,835	$38.89	2,886	$39.33
Granted	236	40.44	301	27.88	35	10.6
Exercised	(236)	32.78	(325)	30.25	—	—
Forfeited/expired	(628)	56.64	(403)	38.13	(86)	42.30
Options outstanding, at end of year	1,780	28.98	2,408	38.81	2,835	38.89
Options exercisable, at end of year	1,396	33.55	2,073	40.72	2,695	39.29
The following table summarizes information about stock options outstanding:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	813	3.7	$28.19	$4.3
$ 31.20 - $ 39.32	684	0.9	37.02	—
$ 39.33 - $ 68.65	283	7.3	41.52	—
Options Outstanding	1,780
The following table summarizes information about stock options exercisable:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 31.19	637	2.5	$28.52	$3.2
$ 31.20 - $ 39.32	678	0.8	37.05	—
$ 39.33 - $ 68.65	81	2.4	43.86	—
Options Exercisable	1,396

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average grant date fair value of options granted during the years ended October 31, 2018, 2017, and 2016 was $18.90, $13.61, and $5.15, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2018, 2017, and 2016 was $2.5 million, $2.6 million, and zero, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	For the Years Ended October 31,
	2018	2017	2016
Risk-free interest rate	2.5%	1.9%	1.7%
Expected volatility	49.1%	55.2%	56.8%
Expected life (in years)	5.3	5.0	4.8
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
The following table summarizes restricted stock activity:

	For the Years Ended October 31,
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	—	$—	—	$—
Granted	4	34.97	5	24.62	5	12.52
Vested	(4)	34.97	(5)	24.62	(5)	12.52
Nonvested, at end of year	—	—	—	—	—	—
The aggregate grant date fair value of restricted stock vested for the years ended October 31, 2018, 2017 and 2016 was $0.1 million.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize RSUs activity for the years ended October 31:

	Share-Settled RSUs
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	619	$15.04	613	$8.74	69	$28.60
Granted	168	40.05	210	27.28	624	8.76
Vested	(214)	9.59	(204)	8.74	(66)	28.66
Forfeited	(71)	20.24	—	—	(14)	13.07
Nonvested, at end of year	502	25.01	619	15.04	613	8.74

	Cash-Settled RSUs
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	587	$18.02	817	$13.95	498	$29.96
Granted	187	40.12	258	27.48	650	7.26
Vested	(319)	16.42	(456)	15.92	(231)	26.06
Forfeited	(27)	22.76	(32)	20.17	(100)	22.19
Nonvested, at end of year	428	28.58	587	18.02	817	13.95
The aggregate grant date fair value of RSUs vested during the years ended October 31, 2018, 2017, and 2016 was $7 million, $9 million, and $8 million, respectively.
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
The following table summarizes the performance-based stock options subject to service and performance conditions activity:

	For the Years Ended October 31,
	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	599	$27.59	973	$30.47	1,409	$31.64
Exercised	(13)	27.67	—	—	—	—
Forfeited	(434)	27.59	(374)	35.09	(436)	34.22
Options outstanding, at end of year	152	27.59	599	27.59	973	30.47
There were 151,968 performance-based stock options subject to service and performance conditions exercisable during the year ended October 31, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the performance-based stock options subject to service and market conditions activity:

	For the Years Ended October 31,
	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	431	$27.24	567	$27.24	615	$27.24
Exercised	(44)	27.24	(130)	27.24	—	—
Forfeited	—	—	(6)	27.24	(48)	27.24
Options outstanding, at end of year	387	27.24	431	27.24	567	27.24
Options exercisable, at end of year	387	27.24	431	27.24	567	27.24
The total intrinsic value of stock options exercised during the years ended October 31, 2018 and October 31, 2017 was $0.9 million and $1.5 million, respectively.
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
The following tables summarize PUs activity for the years ended October 31:

	Share-Settled PUs subject to Service and Performance Conditions
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	—	$—	244	$28.73
Forfeited	—	—	—	—	(244)	28.73
Nonvested, at end of year	—	—	—	—	—	—

	Cash-Settled PUs subject to Service and Performance Conditions
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	220	$27.59	379	$30.63	$434	$30.64
Granted	—	—	—	—	—	—
Vested	(121)	27.59	—	—	—	—
Forfeited	(99)	27.59	(159)	34.86	(55)	30.65
Nonvested, at end of year	—	—	220	27.59	379	30.63

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Cash Settled PUs subject to Service and Market Conditions
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	70	$50.52	172	$69.64
Forfeited	—	—	(70)	50.52	(102)	82.86
Nonvested, at end of year	—	—	—	—	70	50.52
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2018, 2017, and 2016 was $17 million, $25 million and $15 million, respectively. As of October 31, 2018, the minimum performance measures for the fiscal year 2014 performance-based stock options and cash-settled PUs were not met and no share-based compensation expense was recorded. However, fiscal year 2015 and 2016 performance-based stock options and cash-settled PUs partially met the overall performance measures, and share-based compensation expense recorded was based on the interpolated calculated future pay out. Share-based compensation expense will be adjusted each reporting period based on the available current performance measures information for all awards subject to performance conditions. We record share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2018, there was $14 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately one year.
We received cash of $8 million, $12 million, and zero during the years ended October 31, 2018, 2017 and 2016, respectively, related to stock options exercised. We used cash of $13 million, $13 million, and $2 million during the years ended October 31, 2018, 2017, and 2016, respectively, to settle cash-settled RSUs. We did not realize any tax benefit from stock options exercised for fiscal years 2018 and 2017. There were no stock options exercised in 2016.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

18. Supplemental Cash Flow Information
The following table provides additional information about our Consolidated Statements of Cash Flows:

	For the Years Ended October 31,
(in millions)	2018	2017	2016
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$—	$(6)	$(6)
Dividends from non-consolidated affiliates	7	7	12
Equity in income of non-consolidated affiliates, net of dividends	$7	$1	$6
Other non-cash operating activities
Loss (gain) on sale of property and equipment	$—	$(9)	$2
Loss on sale and impairment of repossessed collateral	1	7	6
Income from non-cash leases	(24)	(26)	(20)
Other non-cash operating activities	$(23)	$(28)	$(12)
Changes in other assets and liabilities
Other current assets	$(7)	$(19)	$8
Other noncurrent assets	(19)	(38)	(11)
Other current liabilities	116	(35)	(165)
Postretirement benefits liabilities	(131)	(65)	(47)
Other noncurrent liabilities	58	(62)	(114)
Other, net	9	(7)	(41)
Changes in other assets and liabilities	$26	$(226)	$(370)
Cash paid during the year
Interest, net of amounts capitalized	$306	$294	$291
Income taxes, net of refunds	18	19	44
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$—	$—	$1
Transfers to inventories from property and equipment for leases to others	(9)	(7)	(27)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

19. Selected Quarterly Financial Data (Unaudited)
The following tables provide our quarterly condensed consolidated statements of operations and financial data:

	First Quarter Ended January 31,		Second Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2018	2017	2018	2017
Sales and revenues, net	$1,905	$1,663	$2,422	$2,096
Manufacturing gross margin(A)	335	259	395	287
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(73)	$(62)	$55	$(80)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(73)	$(62)	$55	$(80)
Earnings (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations(B)	$(0.74)	$(0.76)	$0.56	$(0.86)
Discontinued operations(B)	—	—	—	—
	$(0.74)	$(0.76)	$0.56	$(0.86)
Diluted:
Continuing operations(B)	$(0.74)	$(0.76)	$0.55	$(0.86)
Discontinued operations(B)	—	—	—	—
	$(0.74)	$(0.76)	$0.55	$(0.86)

	Third Quarter Ended July 31,		Fourth Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2018	2017	2018	2017
Sales and revenues, net	$2,606	$2,213	$3,317	$2,598
Manufacturing gross margin(A)	470	375	573	470
Amounts attributable to Navistar International Corporation common shareholders:
Income from continuing operations, net of tax	$170	$36	$188	$135
Income from discontinued operations, net of tax	—	1	—	—
Net income	$170	$37	$188	$135
Earnings per share attributable to Navistar International Corporation:
Basic:
Continuing operations(B)	$1.72	$0.37	$1.90	$1.37
Discontinued operations(B)	—	0.01	—	—
	$1.72	$0.38	$1.90	$1.37
Diluted:
Continuing operations(B)	$1.71	$0.37	$1.89	$1.36
Discontinued operations(B)	—	0.01	—	—
	$1.71	$0.38	$1.89	$1.36
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

20. Subsequent Events
In November 2018, we entered into a definitive agreement with Cerberus Capital Management, L.P. and its affiliates (“Cerberus”) to sell a 70% equity interest in our defense business, Navistar Defense, LLC (“Navistar Defense”), for a total value of approximately $140 million, adjusted for certain current year chargeouts. The total value is subject to additional adjustments related to working capital, the transfer of certain liabilities and commitments, and other items. The agreement also includes an exclusive long term supply agreement for commercial parts and chassis. The transaction is subject to customary closing conditions, including regulatory clearances. We expect the transaction to close in the first quarter of 2019.

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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2018 using the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2018.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2018. Their reports appear in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and their respective biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption "Proposal 1-Election of Directors" in our proxy statement for the 2019 annual meeting of stockholders scheduled to be held on February 12, 2019 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees and Meetings" and "Audit Committee Report" in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to our Board of Directors may be found under the caption "Nominating Directors" in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:	Description	Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining Rights of Security Holders, including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings (Loss) Per Share (incorporated by reference from Note 16. Earnings (Loss) Per Share Attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	124
(21)	Subsidiaries of the Registrant	E-10
(23.1)	Consent of Independent Registered Public Accounting Firm	E-11
(24)	Power of Attorney	E-12
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-13
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-15
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16
(99.1)	Additional Financial Information (Unaudited)	E-17
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2018.
Item 16. Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 18, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TROY A. CLARKE	Chairman, President, Chief Executive Officer (Principal Executive Officer)	December 18, 2018
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2018
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 18, 2018
Samara A. Strycker

/s/ JOSÉ MARIA ALAPONT	Director	December 18, 2018
José Maria Alapont

/s/ STEPHEN R. D'ARCY	Director	December 18, 2018
Stephen R. D'Arcy

/s/ JEFFREY A. DOKHO	Director	December 18, 2018
Jeffrey A. Dokho

/s/ VINCENT J. INTRIERI	Director	December 18, 2018
Vincent J. Intrieri

/s/ RAYMOND T. MILLER	Director	December 18, 2018
Raymond T. Miller

/s/ MARK H. RACHESKY	Director	December 18, 2018
Mark H. Rachesky

/s/ ANDREAS H. RENSCHLER	Director	December 18, 2018
Andreas H. Renschler

/s/ CHRISTIAN SCHULZ	Director	December 18, 2018
Christian Schulz

/s/ KEVIN M. SHEEHAN	Director	December 18, 2018
Kevin M. Sheehan

/s/ DENNIS A. SUSKIND	Director	December 18, 2018
Dennis A. Suskind