Form 10-Q
period 2019-01-31
NAVISTAR INTERNATIONAL CORP
filed 2019-03-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 28, 2019, the number of shares outstanding of the registrant’s common stock was 99,065,477, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our expectations and estimates relating to the impact of the federal Tax Cuts and Jobs Act (the “Tax Act”) on our business and financial condition;

•	the implementation of, and expected benefits from, our strategic alliance with TRATON AG and certain of its subsidiaries and affiliates ("TRATON Group");

•	our development and launch of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

•
our business strategies relating to, and our ability to meet, federal and state regulatory heavy-duty diesel emissions standards applicable to certain of our engines, including the timing and costs of compliance and consequences of noncompliance with such standards, as well as our ability to meet other federal, state and foreign regulatory requirements;

•	our business strategies and short-term and long-term goals and activities to accomplish such strategies and goals;

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	our expectations relating to litigation costs and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 which was filed on December 18, 2018, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2019	2018
Sales and revenues
Sales of manufactured products, net	$2,386	$1,867
Finance revenues	47	38
Sales and revenues, net	2,433	1,905
Costs and expenses
Costs of products sold	1,979	1,532
Restructuring charges	—	(3)
Asset impairment charges	2	2
Selling, general and administrative expenses	186	191
Engineering and product development costs	86	75
Interest expense	85	79
Other expense, net	97	80
Total costs and expenses	2,435	1,956
Equity in income of non-consolidated affiliates	—	—
Loss before income tax	(2)	(51)
Income tax benefit (expense)	19	(15)
Net income (loss)	17	(66)
Less: Net income attributable to non-controlling interests	6	7
Net Income (loss) attributable to Navistar International Corporation	$11	$(73)

Income (loss) per share attributable to Navistar International Corporation:
Basic	$0.11	$(0.74)
Diluted	0.11	(0.74)

Weighted average shares outstanding:
Basic	99.1	98.6
Diluted	99.4	98.6

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended January 31,
	2019	2018
Net income (loss)	$17	$(66)
Other comprehensive income:
Foreign currency translation adjustment	14	22
Defined benefit plans, net of tax	115	35
Total other comprehensive income	129	57
Comprehensive income (loss)	146	(9)
Less: Net income attributable to non-controlling interests	6	7
Total comprehensive income (loss) attributable to Navistar International Corporation	$140	$(16)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2019	October 31, 2018
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,201	$1,320
Restricted cash and cash equivalents	83	62
Marketable securities	41	101
Trade and other receivables, net	429	456
Finance receivables, net	1,818	1,898
Inventories, net	1,211	1,110
Other current assets	291	189
Total current assets	5,074	5,136
Restricted cash	65	63
Trade and other receivables, net	31	49
Finance receivables, net	272	260
Investments in non-consolidated affiliates	32	50
Property and equipment (net of accumulated depreciation and amortization of $2,452 and $2,498, respectively)	1,275	1,370
Goodwill	38	38
Intangible assets (net of accumulated amortization of $141 and $140, respectively)	29	30
Deferred taxes, net	123	121
Other noncurrent assets	98	113
Total assets	$7,037	$7,230
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$942	$946
Accounts payable	1,484	1,606
Other current liabilities	1,225	1,255
Total current liabilities	3,651	3,807
Long-term debt	4,552	4,521
Postretirement benefits liabilities	1,961	2,097
Other noncurrent liabilities	686	731
Total liabilities	10,850	11,156
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,732	2,731
Accumulated deficit	(4,609)	(4,593)
Accumulated other comprehensive loss	(1,791)	(1,920)
Common stock held in treasury, at cost (4.1 and 4.2 shares, respectively)	(160)	(161)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,816)	(3,931)
Stockholders’ equity attributable to non-controlling interests	3	5
Total stockholders’ deficit	(3,813)	(3,926)
Total liabilities and stockholders’ deficit	$7,037	$7,230

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income (loss)	$17	$(66)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33	37
Depreciation of equipment leased to others	15	18
Deferred taxes, including change in valuation allowance	(41)	6
Asset impairment charges	2	2
Gain on sales of investments and businesses, net	(59)	—
Amortization of debt issuance costs and discount	6	8
Stock-based compensation	—	9
Provision for doubtful accounts	1	1
Equity in income of non-consolidated affiliates, net of dividends	—	3
Write-off of debt issuance costs and discount	—	42
Other non-cash operating activities	(1)	(6)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(213)	(130)
Net cash used in operating activities	(240)	(76)
Cash flows from investing activities
Purchases of marketable securities	—	(61)
Sales of marketable securities	—	150
Maturities of marketable securities	61	5
Capital expenditures	(44)	(30)
Purchases of equipment leased to others	(42)	(52)
Proceeds from sales of property and equipment	3	3
Proceeds from sales of affiliates	95	—
Other investing activities	1	—
Net cash provided by investing activities	74	15
Cash flows from financing activities
Proceeds from issuance of securitized debt	—	16
Principal payments on securitized debt	(22)	(16)
Net change in secured revolving credit facilities	48	(150)
Proceeds from issuance of non-securitized debt	27	2,747
Principal payments on non-securitized debt	(61)	(2,521)
Net change in notes and debt outstanding under revolving credit facilities	83	(38)
Debt issuance costs	(1)	(33)
Proceeds from financed lease obligations	6	16
Proceeds from exercise of stock options	1	4
Dividends paid by subsidiaries to non-controlling interest	(8)	(7)
Other financing activities	—	(12)
Net cash provided by financing activities	73	6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	2
Decrease in cash, cash equivalents and restricted cash	(96)	(53)
Cash, cash equivalents and restricted cash at beginning of the period	1,445	840
Cash, cash equivalents and restricted cash at end of the period	$1,349	$787

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income	—	—	—	11	—	—	6	17
Total other comprehensive income	—	—	—	—	129	—	—	129
ASC-606 modified retrospective adoption	—	—	—	(27)	—	—	—	(27)
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(1)	—	—	1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Balance as of January 31, 2019	$2	$10	$2,732	$(4,609)	$(1,791)	$(160)	$3	$(3,813)
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income (loss)	—	—	—	(73)	—	—	7	(66)
Total other comprehensive income	—	—	—	—	57	—	—	57
Stock-based compensation	—	—	3	—	—	—	—	3
Stock ownership programs	—	—	(1)	—	—	5	—	4
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(7)	(7)
Balance as of January 31, 2018	$2	$10	$2,735	$(5,006)	$(2,154)	$(174)	$4	$(4,583)

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
Our fiscal year ends on October 31. As such, all references to 2019, 2018, and other years contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2018, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $26 million and $39 million and liabilities of $3 million and $4 million as of January 31, 2019 and October 31, 2018, respectively, including $4 million of cash and cash equivalents, at both dates, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.0 billion and $994 million as of January 31, 2019 and October 31, 2018, respectively, and liabilities of $902 million and $852 million as of January 31, 2019 and October 31, 2018, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $359 million and $370 million as of January 31, 2019 and October 31, 2018, respectively, and corresponding liabilities of $181 million and $205 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON AG and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We have also entered into development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. For the three months ended January 31, 2019 and 2018, revenue recognized was approximately $29 million and $40 million, respectively. For the three months ended January 31, 2019 and 2018, expenses incurred were $13 million and $11 million, respectively, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $16 million and $10 million as of January 31, 2019 and October 31, 2018, respectively. Our payable to TRATON Group was $37 million and $25 million as of January 31, 2019 and October 31, 2018, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $169 million at January 31, 2019 compared to $154 million at October 31, 2018, offset by reserves of $33 million and $31 million, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2019	2018
Balance at beginning of period	$529	$629
Costs accrued and revenues deferred	52	29
Adjustments to pre-existing warranties(A)	(7)	(6)
Payments and revenues recognized	(68)	(79)
Other adjustments(B)	12	—
Balance at end of period	518	573
Less: Current portion	257	287
Noncurrent accrued product warranty and deferred warranty revenue	$261	$286
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

(B)
Other adjustments include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding ASC 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in our defense business, ND Holdings, LLC (“Navistar Defense”).

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment charges, restructuring charges and litigation-related accruals. Actual results could differ from our estimates.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2019, approximately 8,700, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. In January 2019, certain of our United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represented employees ratified a new six-year master collective bargaining agreement that replaced the prior agreement that expired in October 2018. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". This ASU updates the income tax accounting in U.S. GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (H.R.1) (the "Tax Act") was signed into law. We adopted this ASU on November 1, 2018. See Note 9, Income taxes for additional information.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Consolidated Statement of Operations and prospectively, on and after the adoption date, for the capitalization of the service cost component of net periodic benefit cost in assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on November 1, 2018, using a retrospective approach, which resulted in a reclassification of certain net periodic benefit costs from Selling, general and administrative ("SG&A") expenses to Other Income, net in our Consolidated Statements of Operations. See Note 8, Postretirement benefits for additional information.
The following table provides changes to our Consolidated Statements of Operations for the three months ended January 31, 2018:

(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Selling, general and administrative expenses	$222	$(31)	$191
Other expense, net	49	31	80
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805). This ASU provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU creates an initial screening test (Step 1) that reduces the population of transactions that an entity needs to analyze to determine whether there is an input and substantive processes in the acquisition or disposal (Step 2). Fewer transactions are expected to involve acquiring or selling a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted this ASU on November 1, 2018 with no material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash" (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted this ASU on November 1, 2018 using a retrospective transition approach.
The following table provides changes to our Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018:

(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Cash flows from investing activities
Net change in restricted cash and cash equivalents	$46	$(46)	$—
Net cash provided by investing activities	61	(46)	15
Decrease in cash, cash equivalents and restricted cash	(7)	(46)	(53)
Cash, cash equivalents and restricted cash at beginning of the period	706	134	840
Cash, cash equivalents and restricted cash at end of the period	699	88	787

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). This ASU update requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted this ASU on November 1, 2018 with no material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (Topic 230). This ASU provides guidance on how entities should classify eight specific cash flow transactions for which diversity in practice exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted this ASU on November 1, 2018 with no material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which postponed the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date for fiscal years beginning after December 15, 2016. We analyzed the impact of the ASU on our portfolio of customer contracts which resulted in changes in the timing and the amount of revenue recognized and gross versus net accounting for certain revenue streams in comparison with current guidance.
On November 1, 2018, we adopted the new accounting standard ASC 606, "Revenue from Contracts with Customers" and all the related amendments (“new revenue standard”) using the modified retrospective method to all contracts. Based on our assessment, the cumulative effect adjustment upon adoption of the new revenue standard had a $27 million impact on our Accumulated deficit. The primary impacts include an increase in Accumulated deficit due to an increase in the refund liability owed to our customers for future returns of core components. Previously our refund liability was recorded net of our future trade-in value to our suppliers. Under the new revenue standard, we record a liability for the amounts owed to our customers and a deposit asset for the amount we are currently eligible to receive from our suppliers. An additional increase relates to a change in the recognition pattern of revenue for extended warranty contracts. Revenue from these contracts was recognized on a straight-line basis over the life of the contract. Under the new revenue standard, revenue for extended warranty contracts is recorded in proportion to the costs expected to be incurred in satisfying the obligations based on historical cost patterns over the life of similar contracts. The increase in Accumulated deficit is partially offset by certain contracts where revenue recognition occurred as units were delivered and accepted. Under the new revenue standard, when the contract transfers control of a good to a customer as services or production occurs, revenue is recognized over time. An additional decrease in Accumulated deficit relates to certain sales that were recorded as leases or borrowings as we retained substantial risks of ownership. Under the new revenue standard, revenue is recognized upon transfer of control for these transactions, less the value of any guarantees provided to the customer. The adoption of the new revenue standard resulted in changes in the classification of Sales and revenues, net and Costs of products sold in our Consolidated Statements of Operations. The new revenue standard also resulted in changes in the classification of certain assets and liabilities in our Consolidated Balance Sheets.
We have revised our relevant policy and procedures and provided expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard in Note 2, Revenue.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The cumulative effects of the adjustments made to our November 1, 2018 Consolidated Balance Sheet for the adoption of the new revenue standard were as follows:

(in millions)	Balance at October 31, 2018	Change Due to New Standard	Balance at November 1, 2018
ASSETS
Current assets
Trade and other receivables, net	$456	$(8)	$448
Inventories, net	1,110	(91)	1,019
Other current assets	189	101	290
Total current assets	5,136	2	5,138
Property and equipment, net	1,370	(109)	1,261
Deferred taxes, net	121	1	122
Other noncurrent assets	113	(3)	110
Total assets	$7,230	$(109)	$7,121
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$946	$(15)	$931
Other current liabilities	1,255	13	1,268
Total current liabilities	3,807	(2)	3,805
Long-term debt	4,521	(58)	4,463
Other noncurrent liabilities	731	(22)	709
Total liabilities	11,156	(82)	11,074
Stockholders’ deficit
Total stockholders’ deficit attributable to Navistar International Corporation	(3,931)	(27)	(3,958)
Total liabilities and stockholders’ deficit	$7,230	$(109)	$7,121
The following reconciles amounts as they would have been reported under the prior standard to current reporting:

	Three months ended January 31, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Sales of manufactured products, net	$2,390	$(4)	$2,386
Costs of products sold	1,986	(7)	1,979
Interest expense	86	(1)	85
Income (loss) before income tax	(6)	4	(2)
Income tax benefit	20	(1)	19
Net income	$14	$3	$17
______________________

(A)
Our Consolidated Statements of Operations for the three months ended January 31, 2019 includes two months of the operating activity of Navistar Defense prior to the sale of a majority interest in our defense business. See Note 3 Restructuring, Impairments and Divestitures for additional information.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of January 31, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
ASSETS
Current assets
Trade and other receivables, net	$441	$(12)	$429
Inventories, net	1,260	(49)	1,211
Other current assets	222	69	291
Total current assets	5,066	8	5,074
Property and equipment, net	1,402	(127)	1,275
Other noncurrent assets	101	(3)	98
Total assets	$7,159	$(122)	$7,037
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$957	$(15)	$942
Other current liabilities	1,195	30	1,225
Total current liabilities	3,636	15	3,651
Long-term debt	4,607	(55)	4,552
Other noncurrent liabilities	734	(48)	686
Total liabilities	10,938	(88)	10,850
Stockholders’ deficit
Total stockholders’ deficit attributable to Navistar International Corporation	(3,782)	(34)	(3,816)
Total liabilities and stockholders’ deficit	$7,159	$(122)	$7,037
_________________________

(A)
Our Consolidated Balance Sheet as of January 31, 2019 does not include the impact of Navistar Defense due to the sale of a majority interest in our defense business. See Note 3, Restructuring, Impairments and Divestitures for additional information.

Recently Issued Accounting Standards
In August 2018, FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) and determining when the arrangement includes a software license. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We expect to adopt this ASU in the first quarter of fiscal 2020 on a modified retrospective basis by which the cumulative effect adjustment recognized in Accumulated deficit as of November 1, 2019. We will continue to evaluate the impact of this ASU on our consolidated financial statements.

2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type and geographic area for the three months ended January 31, 2019 (in millions):
Products and Services

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2019
Truck products and services(A)(B)	$1,677	$—	$—	$—	$3	$1,680
Truck contract manufacturing	18	—	—	—	—	18
Used trucks	51	—	—	—	—	51
Engines	—	66	45	—	—	111
Parts	1	480	16	—	—	497
Extended warranty contracts	29	—	—	—	—	29
Sales of manufactured products, net	1,776	546	61	—	3	2,386
Retail financing(C)	—	—	—	35	—	35
Wholesale financing(C)	—	—	—	12	—	12
Sales and revenues, net	$1,776	$546	$61	$47	$3	$2,433
_________________________

(A)
Includes other markets primarily consisting of Bus, Export Truck and Mexico. Also includes revenue of $3 million related to certain third-party financings initially recorded as borrowings, and operating lease revenue of $1 million.

(B)
Includes military sales of $62 million. In December 2018, we completed the previously announced sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)	Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $13 million and $12 million, respectively, for the three months ended January 31, 2019.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Geography

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2019
United States	$1,468	$455	$—	$23	$3	$1,949
Canada	135	49	—	—	—	184
Mexico	66	25	—	24	—	115
Brazil	—	—	53	—	—	53
Other	107	17	8	—	—	132
Sales and revenues, net	$1,776	$546	$61	$47	$3	$2,433
Trucks, Truck Contract Manufacturing, Used trucks, Engines and Parts
Revenue for our Truck products and services, certain truck contract manufacturing, Used trucks, certain Engines and Parts is recognized at a point in time when control is transferred to the customer. Our Trucks, Used Trucks, Engines, and Parts have a standard warranty, the estimated cost of which is included in Costs of products sold. Operating lease and borrowing revenues are recognized on a straight-line basis over the life of the lease.
Certain truck sales to the U.S. government of non-commercial products manufactured to government specification, and certain truck and other contract manufacturing arrangements are recognized over time as the goods are manufactured. We recognize revenue over time when the finished assets have no alternative use and we have a right to payment for work performed in the event of a contract cancellation or when we create or enhance an asset that the customer controls as it is being created or enhanced. We recognize revenue using a cost-based input method because it best depicts our progress in satisfying the performance obligation. The selection of the method requires judgement and is based on the nature of the products or services to be provided.
Certain terms or modifications to U.S. and foreign government contracts may be unpriced; that is, the work to be performed is defined, but the related contract price is to be negotiated at a later date. In situations where we can reliably estimate a profit margin in excess of costs incurred, revenue and gross margin are recorded for delivered contract items. Otherwise, revenue is recognized when the price has been agreed with the applicable government and costs are deferred when it is probable that the costs will be recovered.
An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. This includes when the Company is a reseller of certain service parts that include a core component. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core component within the specified eligibility period, we refund the core return deposit, which is applied to the customer's account balance.
Extended Warranty Contracts
We sell separately-priced extended warranty contracts that can be purchased for periods ranging from one to ten years. Warranty revenue related to extended warranty contracts is recognized over the life of the contract in proportion to the costs expected to be incurred in satisfying the obligation under the contract. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the remaining expected costs for a given pool of contracts exceed the related deferred revenue.
Retail and Wholesale Financing
Financial Services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are impaired when we conclude it is probable the customer will not be able to make full payment according to contractual terms after reviewing the customer's financial performance, payment ability, capital-raising potential, management style, economic situation, and other factors. The accrual of interest on such loans is suspended when the loan becomes 90 days or more past due. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future revenue is not probable. Recognition of revenue is resumed if collection again becomes probable.
Performance Obligations
Generally, revenue from our sales is recognized at a point in time when control is transferred to the customer which generally occurs upon shipment from our plants and distribution centers or at the time of delivery to our customers. The standard payment term is less than 30 days, but we may extend payment terms on selected receivables. We have elected the practical expedient that allows the Company to not assess whether a contract has a significant financing component when the time between cash collection and transfer of control is less than one year.
We recognize price allowances, returns and the cost of incentive programs in the normal course of business based on programs offered to dealers or fleet customers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory based on historical experience and announced special programs. The estimated sales incentives and returns are adjusted at the earlier of when the estimate of consideration we expect to receive changes or the consideration becomes fixed. For contracts where there is more than one performance obligation, discounts are allocated to all of the performance obligations in the contract based on their relative standalone selling prices.
Revenue on bill and hold arrangements is not recognized until after the customer is notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, (iii) is ready for physical transfer to the customer and (iv) the reason for the bill and hold arrangement is substantive.
We have elected to account for shipping and handling activities that occur subsequent to transfer of control as a fulfillment cost and not as a separate performance obligation. The costs are recognized as an expense in Costs of products sold when incurred. As a practical expedient, we do not disclose the transaction price related to order backlogs as they have an original expected duration of less than one year.
We exclude from revenue any sales taxes, value added taxes and other related taxes collected from customers.
For the three months ended January 31, 2019, the impact of changes to revenue related to performance obligations satisfied in a prior period was not material to our consolidated financial statements.
Contract Balances
Most of our contracts are for a period of less than one year. We have certain long-term contract manufacturing and extended warranty contracts that extend beyond one year. We record deferred revenue, primarily related to extended warranty contracts, when we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract. This deferred revenue represents contract liabilities which are included in our Consolidated Balance Sheets as components of current and long-term liabilities. The amount of manufacturing contract liabilities is not material to our consolidated financial statements.
The amount of deferred revenue related to extended warranty contracts was $269 million and $255 million at January 31, 2019 and October 31, 2018, respectively. Revenue recognized under our extended warranty programs for the three months ended January 31, 2019 and 2018 was $29 million, for both periods. We expect to recognize revenue under our extended warranty programs of approximately $71 million in the remainder of 2019, $77 million in 2020, $58 million in 2021, $35 million in 2022, $18 million in 2023 and $10 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. As a practical expedient, we recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of January 31, 2019.
3. Restructuring, Impairments and Divestitures
Restructuring charges are recorded based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Manufacturing Restructuring Activities
We continue to focus on our core Truck and Parts businesses and evaluate our portfolio of assets to validate their strategic and financial fit. This allows us to close or divest non-strategic businesses and identify opportunities to restructure our business and rationalize our Manufacturing operations in an effort to optimize our cost structure.
For those areas that fall outside our strategic businesses, we evaluate alternatives which could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
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
Melrose Park Facility restructuring activities
In the third quarter of 2017, we committed to a plan to cease engine production at our plant in Melrose Park, Illinois (“Melrose Park Facility”) in the third quarter of fiscal year 2018. As a result, in the third quarter of 2017, we recognized charges of $41 million in our Truck segment. The charges include $23 million related to pension and other post-employment benefits ("OPEB") liabilities and $8 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations. We also recorded $10 million of inventory reserves and other related charges in Costs of products sold in our Consolidated Statements of Operations. In the first quarter of 2018, we recognized a benefit of $2 million related to the finalized cessation of the production agreement. This benefit was recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. Production at the Melrose Park Facility ceased on May 17, 2018.
Asset Impairments
In the three months ended January 31, 2019, we concluded that we had triggering events related to certain operating leases. As a result, a charge of $2 million was recorded in our Truck segment.
In the first quarter of 2018, we concluded that we had triggering events related to the sale of our railcar business in Cherokee, Alabama requiring the impairment of certain long-lived assets. As a result, we recorded a charge of $2 million in our Truck segment. In February 2018, we completed the sale of the business.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 10, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
Navistar Defense Divestiture
In December 2018, we completed the previously announced sale of a 70% equity interest in Navistar Defense, to an affiliate of Cerberus Capital Management, L.P. In connection with the closing of the transaction, we entered into an exclusive long-term agreement to supply military and commercial parts and chassis to Navistar Defense. We also entered into an intellectual property agreement and a transition services agreement concurrent with the sale.
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which was further subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. The transaction also includes potential additional consideration of up to $17 million, not included in the gain on the sale, based on cash proceeds from certain contracts which exceed defined thresholds.
We recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.6 billion as of January 31, 2019 and October 31, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Included in total assets of our Financial Services operations were finance receivables of $2.1 billion and $2.2 billion as of January 31, 2019 and October 31, 2018, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	January 31, 2019	October 31, 2018
Retail portfolio	$713	$720
Wholesale portfolio	1,400	1,460
Total finance receivables	2,113	2,180
Less: Allowance for doubtful accounts	23	22
Total finance receivables, net	2,090	2,158
Less: Current portion, net(A)	1,818	1,898
Noncurrent portion, net	$272	$260
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2019 and October 31, 2018, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $984 million and $956 million as of January 31, 2019 and October 31, 2018, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $222 million and $235 million as of January 31, 2019 and October 31, 2018, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions)	2019	2018
Retail notes and finance leases revenue	$14	$11
Wholesale notes interest	31	25
Operating lease revenue	21	18
Retail and wholesale accounts interest	8	5
Gross finance revenues	74	59
Less: Intercompany revenues	27	21
Finance revenues	$47	$38

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2019				Three Months Ended January 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$3	$28	$50	$17	$3	$28	$48
Provision for doubtful accounts	1	—	—	1	—	—	1	1
Charge-off of accounts	(1)	—	—	(1)	(1)	—	—	(1)
Recoveries	—	—	—	—	1	—	—	1
Other(A)	1	—	—	1	1	—	—	1
Allowance for doubtful accounts, at end of period	$20	$3	$28	$51	$18	$3	$29	$50
____________________

(A)    Amounts include impact from currency translation.
The accrual of interest income is suspended on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$20	$—	$20	$20	$—	$20
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	9	—	9	9	—	9
Finance receivables on non-accrual status	20	—	20	20	—	20
The average balances of the impaired finance receivables in the retail portfolio were $21 million and $18 million during the three months ended January 31, 2019 and 2018, respectively. See Note 10, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$636	$1,399	$2,035	$655	$1,459	$2,114
30-90 days past due	57	1	58	51	1	52
Over 90 days past due	20	—	20	14	—	14
Total finance receivables	$713	$1,400	$2,113	$720	$1,460	$2,180

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	January 31, 2019	October 31, 2018
Finished products	$739	$671
Work in process	163	118
Raw materials	309	321
Total inventories, net	$1,211	$1,110
7. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	January 31, 2019	October 31, 2018
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $7 at both dates, and unamortized debt issuance costs of $11 at both dates	$1,566	$1,570
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $16 and $17, respectively	1,084	1,083
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $2 and $5, respectively, and unamortized debt issuance costs of $1 at both dates	408	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	52	122
Other	13	26
Total Manufacturing operations debt	3,343	3,426
Less: Current portion	437	461
Net long-term Manufacturing operations debt	$2,906	$2,965

(in millions)	January 31, 2019	October 31, 2018
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $4 at both dates	$992	$948
Senior secured NFC Term Loan, due 2025, net of unamortized discount of $2 at both dates, and unamortized debt issuance costs of $4 at both dates	393	394
Bank credit facilities, at fixed and variable rates, due dates from 2019 through 2025, net of unamortized debt issuance costs of $1 and $2, respectively	616	519
Commercial paper, at variable rates, program matures in 2022	62	75
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	88	105
Total Financial Services operations debt	2,151	2,041
Less: Current portion	505	485
Net long-term Financial Services operations debt	$1,646	$1,556
Financial Services Operations
Asset-backed Debt
In November 2018, the maturity of our $350 million variable funding notes ("VFN") facility was extended from December 2018 to May 2020.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In December 2018, the maturity of our $100 million Truck Retail Accounts Corporation ("TRAC") funding facility was extended from January 2019 to January 2020.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2019 and 2018, we contributed $131 million and $21 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We expect to contribute approximately $9 million to our pension plans during the remainder of 2019.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2019 and 2018, as well as anticipated contributions for the remainder of 2019, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the three months ended January 31, 2019 and 2018 are comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2019	2018	2019	2018
Service cost for benefits earned during the period	$2	$2	$1	$1
Interest on obligation	32	27	12	11
Amortization of cumulative loss	24	26	—	2
Settlements	142	9	—	—
Premiums on pension insurance	1	2	—	—
Expected return on assets	(38)	(40)	(5)	(6)
Net periodic benefit expense	$163	$26	$8	$8
In the first quarter of 2019, we adopted ASU No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires than an employer disaggregate the service cost component from the other components of net periodic benefit cost. As a result, we have reclassified certain net periodic benefit costs from SG&A expenses to Other expense, net in our Consolidated Statements of Operations. The guidance, which required retrospective application, resulted in recording a reclassification of $31 million as of January 31, 2018.
In the three months ended January 31, 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our Canadian pension plans. As a result, net actuarial losses of $11 million and $2 million, respectively, were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $142 million and $9 million, respectively, were recognized in Other expense, net in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective January 1, 2019, we deposit the matching contribution monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $7 million in the three months ended January 31, 2019 and 2018, respectively.
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
9. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. We included an income tax benefit of $38 million in the current quarter for the tax effect of the Canadian pension settlement as a significant unusual or infrequently occurring item. Other items included in income tax expense in the periods in which they occur include the tax effects of cumulative changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
On December 22, 2017, the Tax Act was signed into U.S. law. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company’s financial statement effects were reported on a provisional basis for the year ended October 31, 2018. The remeasurement period for SAB 118 ended on December 22, 2018. The Tax Act reduced the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. This rate reduction required us to remeasure our deferred taxes as of the date the Tax Act was enacted. Our U.S. deferred tax assets, net of deferred tax liabilities, were remeasured and reduced by $983 million, entirely offset by a valuation allowance reduction. As a result, the remeasurement of our deferred tax assets, net of deferred tax liabilities, including the valuation allowance, did not impact our income tax expense or net income. The Tax Act also included a mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries and resulted in a one-time transition tax for the year ended October 31, 2018. We included $147 million of foreign earnings in taxable income due to this deemed repatriation. The deferred tax impact had a valuation allowance offset, resulting in no impact on our income tax expense or net income.
The income tax accounting for the effect of the rate change on deferred taxes and the mandatory deemed repatriation is complete.
The Tax Act also included many other provisions, including changes to limits on the deductions for executive compensation and interest expense, a tax on global intangible low‐taxed income (“GILTI”), the base erosion anti‐abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). We have included the impact of these provisions in our interim period tax calculations, which first apply to our taxable year beginning November 1, 2018. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is electing to account for taxes on GILTI as incurred.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2019, the amount of liability for uncertain tax positions was $30 million. The liability at January 31, 2019 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties for the three months ended January 31, 2019 and 2018 related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—Cash equivalents are highly liquid investments, with an original maturity of 90 days or less, which may include U.S. government and federal agency securities, commercial paper, and other highly liquid investments. The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
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
Impaired Finance Receivables and Impaired Assets Under Operating Leases—Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 5, Allowance for Doubtful Accounts.
Impaired Property, Plant and Equipment—We measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. For more information regarding the impairment of property, plant and equipment, see Note 3, Restructurings and Impairments.
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2019				As of October 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$41	$—	$—	$41	$101	$—	$—	$101
Derivative financial instruments:
Commodity forward contracts(A)	—	—	—	—	—	2	—	2
Interest rate caps(B)	—	1	—	1	—	2	—	2
Total assets	$41	$1	$—	$42	$101	$4	$—	$105
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$1	$—	$1	$—	$—	$—	$—
Guarantees	—	—	21	21	—	—	24	24
Total liabilities	$—	$1	$21	$22	$—	$—	$24	$24
_________________________

(A)	The asset value of commodity forward contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2019	2018
Guarantees, at beginning of period	$(24)	$(21)
Transfers out of Level 3	—	—
Net terminations (issuances)	2	(5)
Settlements	1	1
Guarantees, at end of period	$(21)	$(25)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$196	$196	$201
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,563	1,563	1,566
6.625% Senior Notes, due 2026	—	1,109	—	1,109	1,084
4.75% Senior Subordinated Convertible Notes, due 2019(A)	412	—	—	412	408
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	52	52	52
Other(B)	—	—	11	11	12
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	993	993	992
Senior secured NFC Term Loan, due 2025	—	—	395	395	393
Bank credit facilities, due dates from 2019 through 2025	—	—	586	586	616
Commercial paper, program matures in 2022	62	—	—	62	62
Borrowings secured by operating and finance leases, due serially through 2024	—	—	87	87	88

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$180	$180	$183
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,597	1,597	1,570
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,083
4.75% Senior Subordinated Convertible Notes, due 2019(A)	412	—	—	412	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	122	122	122
Other	—	—	25	25	26
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	949	949	948
Senior secured NFC Term Loan, due 2025	—	—	400	400	394
Bank credit facilities, due dates from 2019 through 2025	—	—	511	511	519
Commercial paper, at variable rates, program matures in 2022	75	—	—	75	75
Borrowings secured by operating and finance leases, due serially through 2024	—	—	104	104	105
_________________________

(A)
The carrying value represents the consolidated financial statement amount of the debt which excludes the allocation of the conversion feature to equity, while the estimated fair value is derived from quoted prices in active markets which include the equity feature.

(B)	Excludes capital lease obligation debt of $1 million as of January 31, 2019.
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
Under the terms of the Navistar Capital Operating Agreement, Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together "BMO")) is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse BMO for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse BMO for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2019 and October 31, 2018, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.5 billion at January 31, 2019 and October 31, 2018, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $44 million and $104 million and financed lease obligations of $52 million and $122 million, in our Consolidated Balance Sheets as of January 31, 2019 and October 31, 2018, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We also have issued a limited number of residual value guarantees, for which losses are generally capped. If control has not transferred, we account for these arrangements as operating leases and revenue is recognized on a straight-line basis over the term of the lease. If control has transferred, revenue is recognized upon sale and the amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2019, the amount of stand-by letters of credit and surety bonds issued was $95 million.
In addition, as of January 31, 2019, we have $134 million of outstanding purchase commitments and contracts with $21 million of cancellation fees with expiration dates through 2025.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2019. The majority of these accrued liabilities are expected to be paid subsequent to 2020.
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
(Unaudited)

In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On May 2, 2018, the Committee submitted to the arbitrator a proposed schedule for the presentation of the issues to be addressed in the arbitration. On September 21, 2018, the arbitrator set a schedule to rule on all issues and determine final calculations in April 2020. As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings were held on November 2, 2018 and February 22, 2019. Additional hearings may be scheduled in the future.
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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint is barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. On June 26, 2018, the court conditionally overruled the defendants’ motion for summary judgment. The court bifurcated the case and conducted a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations in September 2018. On November 20, 2018, the Committee Members filed a motion for sanctions, alleging various discovery and trial misconduct by the defendants and requesting that the court enter judgment in favor of the Committee Members with respect to the statute of limitations issue and award attorneys’ fees to the Committee Members. On December 11, 2018, the defendants filed their opposition to the Committee Members’ motion for sanctions, and the motion is pending with the court.
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), we filed a motion to schedule a status hearing to request an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, in-person hearings were held on November 2, 2018 and February 22, 2019. Additional hearings may be scheduled in the future.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at January 31, 2019), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In June 2018, Selamix presented its Environmental Preliminary Assessment Report to the SC District Attorney and the other companies alleged to have contributed to the contamination and the report indicated that the entire property should be subject to further studies to confirm the type and extent of the contamination due to signs of buried residues in several areas. Selamix also presented commercial proposals from two additional different companies specializing in environmental studies to perform the next steps of the technical work. The SC District Attorney then requested a third commercial proposal which will be presented and paid for by Selamix. A new district attorney recently assumed responsibility for this matter and we are awaiting its analysis of the actions to date.
IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately less than US$1 million at January 31, 2019). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
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
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. IIAA attempted to schedule a meeting with the New District Attorney’s technical experts. IIAA met with the New District Attorney on July 25, 2018. The New District Attorney has indicated that he will request information related to the status of the current remediation from CETESB. After receiving that information, the New District Attorney has indicated that he will schedule a meeting with IIAA to discuss the proposed terms of a potential settlement agreement and granted a third suspension on August 14, 2018 which ended on November 14, 2018. Although the suspension has technically terminated, the New District Attorney continues to evaluate the possibility of settlement.
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
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. On November 23, 2017, we filed a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was granted on December 7, 2017. The decision of the British Columbia Court of Appeal was provided to the Quebec court. On September 6, 2018, the stay was extended until the Supreme Court of Canada decides the application for leave to appeal in the N&C Action.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately 27 such actions are currently pending.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extended the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' schedule set forth in the case management order jointly filed on January 25, 2017. In September 2017, the plaintiffs filed a motion to further extend the case deadlines. On October 5, 2017, Judge Gottschall entered an Agreed Order Extending the Discovery Cutoff ordering that fact discovery relevant to class certification be completed by March 13, 2018 and that the class certification briefing be completed by July 31, 2018. On March 5, 2018, Judge Gottschall extended the fact discovery deadline to May 25, 2018. Subsequent extensions followed. Fact discovery relevant to class certification is now substantially complete.
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in eight new named plaintiffs. As a result, the total number of named plaintiffs is now 37 and three class action cases were dismissed entirely without prejudice because there were no longer any remaining plaintiffs in those cases. On August 16, 2018, Judge Gottschall entered a minute order setting a status hearing for September 26, 2018 in light of the ongoing settlement efforts of the parties. During the September 26, 2018 status hearing, the parties advised the court that additional settlement discussions were scheduled. Accordingly, on September 27, 2018 Judge Gottschall entered a minute order extending class plaintiffs' deadline to file a motion for class certification and supporting expert reports until November 16, 2018. Since September 2018, Judge Gottschall has extended the deadlines for class certification briefing several times to allow for settlement discussions. The Court entered an order on January 23, 2019, extending the filing date for the initial class certification brief to March 6, 2019, and on March 5, 2019, the Company filed an unopposed motion for a short extension through March 19, 2019, to facilitate continued negotiations as the parties endeavor to reach a good-faith settlement and the motion was granted on March 6, 2019. No other class briefing dates have been scheduled.
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
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Several cases have been resolved at trial with varying results. Approximately 40 state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017. On August 10, 2017, the Milan jury returned a verdict of approximately $31 million against the Company, including $20 million in punitive damages. On October 2, 2017, the Company filed various motions in the trial court challenging the verdict, including a Motion for Judgment Notwithstanding the Verdict or, in the Alternative, a New Trial and Motion to Disapprove of the Award of Punitive Damages.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The hearing on these motions was held on December 1, 2017 and the court denied the Company's motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. Briefing on the appeal is currently scheduled to be completed by March 18, 2019. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. The court entered a scheduling order on May 3, 2018, setting a fact discovery deadline of May 22, 2019, expert report and deposition deadlines through November 7, 2019, and a deadline for submission of dispositive motions of December 9, 2019. As a result of the partial federal government shutdown, on January 8, 2019, the Chief District Judge for the United States District Court for the Northern District of Illinois entered Amended General Order 18-0028, holding in abeyance civil matters involving the United States as a party. Following the conclusion of the partial shutdown, the court issued General Order 19-0004, which provided that all discovery deadlines are extended by 42 days. As a result, the deadline for fact discovery is now July 3, 2019, expert report and deposition deadlines are through December 19, 2019 and a deadline for dispositive motions is scheduled for January 21, 2020.
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
(Unaudited)

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
On November 20, 2018, NI, ITEIC and the Removed Directors agreed to settle this suit without any payment by NI, ITEIC or the Removed Directors.  NI, ITEIC and the Removed Directors entered a settlement agreement on or about December 12, 2018.  The Removed Directors filed a stipulation of discontinuance with prejudice with respect to their claims against NI and ITEIC as well as the other defendants, and the court entered a dismissal order based on the stipulation on December 19, 2018. The matter is now formally concluded.
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$18 million as of January 31, 2019), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$35 million as of January 31, 2019) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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
On May 11, 2018, the arbitral tribunal issued a decision allowing the calculation to be made by the parties’ experts and scheduled the calculation phase hearing for August 16, 2018. On July 6, 2018, each party’s experts presented their reports indicating the calculation of the total amount due from each party to the other party. On August 6, 2018, the parties jointly filed a petition informing the arbitral tribunal that they reached an agreement as to the total amount due from each party to the other party. Pursuant to the agreement, Navitrucks agreed that it owes IIAA the total amount of R$107 million (approximately US$29 million as of January 31, 2019) after deducting the agreed amount of Navitrucks' claim against IIAA.
In addition, the parties requested: (a) the cancellation of the hearing scheduled for August 16, 2018; (b) a 15 day period for the parties to present their respective costs incurred in connection with the arbitral proceeding; and (c) the closure of the calculation phase with the final ruling of merits.
On August 13, 2018, the arbitral tribunal issued a decision canceling the hearing scheduled for August 16, 2018 and directed the parties to prove their respective incurred costs with the arbitral proceeding and to specify whether there were any additional productions of evidence or considerations by August 23, 2018.
On August 23, 2018, IIAA filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$6 million (approximately US$2 million as of January 31, 2019). On the same date, Navitrucks filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$3 million (less than approximately US$1 million as of January 31, 2019). On September 18, 2018, the arbitral tribunal issued a decision (i) declaring the end of the evidence phase, (ii) ordering the parties to present their closing arguments on or before October 31, 2018, and (iii) stating that the final decision on the merits will be issued on or before December 20, 2018. On October 31, 2018, the parties submitted their closing arguments.
On or about March 1, 2019, IIAA and Navitrucks received the award of the arbitral tribunal. The award orders the Navitrucks entities to pay IIAA a total of R$107 million (approximately US$29 million as of January 31, 2019), subject to inflation adjustment and default interest. In addition, the arbitral tribunal ordered the Navitrucks entities to reimburse IIAA in the amount of R$3 million (less than approximately US$1 million as of January 31, 2019) for a portion of IIAA’s costs incurred in the arbitration. The parties will have 30 days from the date of receipt of the award to apply for the correction of errors and/or clarifications related to the award. In the event that one party applies for corrections of errors and/or clarifications related to the award, the other party will be notified and will be permitted to submit comments in response to the first parties’ application for a period of not more than 30 days. The arbitral tribunal will then make a final determination on the award within 30 days.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Since then, ND has been in ongoing discussions with the DOD IG and the DOJ. ND made submissions of documents responsive to the subpoena in June and August 2016 and completed its subpoena response. On May 1, 2017, ND met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that ND may have overcharged the United States for the ISS components. ND agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, ND received a letter from the DOJ claiming that ND made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in ND overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. ND has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that ND intends to vigorously defend its position. ND and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages.
On December 8, 2017, ND received another subpoena from the DOD IG which requested documents relating to ND's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. ND responded to the subpoena and made four productions of responsive documents.
On July 10, 2018, ND received another subpoena from the DOD IG requesting additional custodian emails and documents related to the MRAP and ISS components. ND is responding to the subpoena and has made four productions of responsive documents. Additionally, in September and October 2018 the DOJ conducted interviews of certain current and former employees and will likely conduct additional interviews in the future.
The parties currently are engaged in mediation, which began in February 2019.
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to original equipment manufacturers (OEMs) in South America. In addition, our Global Operations segment includes the operating results of our former joint venture in China with Anhui Jianghuai Automobile Co ("JAC").

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2019
External sales and revenues, net	$1,776	$546	$61	$47	$3	$2,433
Intersegment sales and revenues	21	2	12	27	(62)	—
Total sales and revenues, net	$1,797	$548	$73	$74	$(59)	$2,433
Net income (loss) attributable to NIC	$90	$144	$6	$31	$(260)	$11
Income tax benefit	—	—	—	—	19	19
Segment profit (loss)	$90	$144	$6	$31	$(279)	$(8)
Depreciation and amortization	$26	$1	$2	$16	$3	$48
Interest expense	—	—	—	29	56	85
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	(1)	—
Capital expenditures(B)	31	2	1	1	9	44

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2018
External sales and revenues, net	$1,228	$564	$72	$38	$3	$1,905
Intersegment sales and revenues	23	4	9	21	(57)	—
Total sales and revenues, net	$1,251	$568	$81	$59	$(54)	$1,905
Net income (loss) attributable to NIC	$(7)	$137	$(7)	$20	$(216)	$(73)
Income tax expense	—	—	—	—	(15)	(15)
Segment profit (loss)	$(7)	$137	$(7)	$20	$(201)	$(58)
Depreciation and amortization	$35	$2	$3	$13	$2	$55
Interest expense	—	—	—	21	58	79
Equity in income (loss) of non-consolidated affiliates	—	1	(1)	—	—	—
Capital expenditures(B)	25	—	1	—	4	30

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2019	$2,031	$676	$316	$2,618	$1,396	$7,037
October 31, 2018	2,085	636	331	2,648	1,530	7,230
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $53 million and $41 million for the three months ended January 31, 2019 and 2018, respectively.

(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive loss before reclassifications	14	(8)	6
Amounts reclassified out of accumulated other comprehensive loss	—	123	123
Net current-period other comprehensive income	14	115	129
Balance as of January 31, 2019	$(301)	$(1,490)	$(1,791)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$(283)	$(1,928)	$(2,211)
Other comprehensive loss before reclassifications	22	(2)	20
Amounts reclassified out of accumulated other comprehensive loss	—	37	37
Net current-period other comprehensive income	22	35	57
Balance as of January 31, 2018	$(261)	$(1,893)	$(2,154)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended January 31,
	Location in Consolidated Statements of Operations	2019	2018
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$24	$28
Settlements	Other expense, net	142	9
	Total before tax	166	37
	Income tax benefit	(43)	—
Total reclassifications for the period, net of tax		$123	$37

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions, except per share data)	2019	2018
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$11	$(73)

Denominator:
Weighted average shares outstanding:
Basic	99.1	98.6
Effect of dilutive securities	0.3	—
Diluted	99.4	98.6

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$0.11	$(0.74)
Diluted	0.11	(0.74)
The conversion rate on our 4.5% Senior Subordinated Convertible Notes due 2018 (the "2018 Convertible Notes") was 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share when our average stock price was less than $58.40. The 2018 Convertible Notes were fully repaid upon maturity in October 2018, and none were converted into our common stock.
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
For the three months ended January 31, 2019, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended January 31, 2019, the aggregate shares not included were 9.9 million.
For the three months ended January 31, 2018, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC. Additionally, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. For the three months ended January 31, 2018, the aggregate shares not included were 14.3 million.
For the three months ended January 31, 2019, the aggregate shares not included in the computation of earnings per share were primarily comprised of 7.6 million shares related to the 2019 Convertible Notes. For the three months ended January 31, 2018, the aggregate shares not included in the computation of earnings per share were primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2018. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2018 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
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
First Quarter Summary
During the first quarter of 2019, we continued to build upon our 2018 accomplishments. The areas of focus centered around: customer-centric, driving operational excellence, improving on our Core business, business transformation, leveraging the TRATON Group strategic alliance, developing our team-based organization and our winning culture. We believe our strategy will enable us to be the number one and the most customer focused, innovative and value-creating truck and bus solution provider in the Americas.
In December 2018, we completed the previously announced sale of a 70% equity interest in the defense business, Navistar Defense, LLC (“Navistar Defense”), to an affiliate of Cerberus Capital Management, L.P. In connection with the closing of the transaction, we entered into an exclusive long-term agreement to supply military and commercial parts and chassis to Navistar Defense. We also entered into an intellectual property agreement and a transition services agreement in connection with the sale. The total value of the Navistar Defense transaction was approximately $140 million, adjusted for certain current year chargeouts and subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. The transaction also includes potential additional consideration of up to $17 million based on cash proceeds from certain contracts which exceed defined thresholds. We recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations.
In January 2019, a new six-year master collective bargaining agreement was ratified with the United Automobile, Aerospace and Agricultural Implement Workers of America. This replaces the prior contract that expired in October 2018.
In January 2019, we purchased group annuity contracts which transferred approximately $268 million in obligations, and related assets, of defined benefit pension plans in Canada to certain third-party insurers. The transactions were funded by existing plan assets and required no cash contributions to our Navistar Canada pension plans. We recognized a non-cash pension settlement charge of $142 million and an income tax benefit of $38 million during the first quarter of 2019. The transactions are aligned with our strategic priority to strengthen our balance sheet by lowering risk volatility in our pension plan obligations.
Financial Summary
Continuing Operations Results — In the first quarter of 2019, our consolidated net sales and revenues were $2.4 billion, a 28% increase compared to the prior year quarter. The increase for the period reflects higher volumes from our Truck segment.
In the first quarter of 2019, we incurred a loss before income taxes of $2 million compared to $51 million in the respective prior year period. Our gross margin increased by $81 million in the first quarter of 2019, primarily due to the impact of higher volumes.
In the first quarter of 2019, we recognized an income tax benefit of $19 million compared to $15 million of income tax expense in the respective prior year period. The income tax benefit is largely the result of a $38 million benefit associated with the Canadian group annuity purchase. Other year over year differences include the impact of earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.

In the first quarter of 2019, after income taxes, we had net income attributable to NIC of $11 million or $0.11 per diluted share for continuing operations, compared to a net loss of $73 million or $0.74 per diluted share in the prior year period.
In the first quarter of 2019, consolidated net income attributable to Navistar International Corporation ("NIC"), before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $96 million compared to $55 million in the comparable prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the first quarter of 2019 was $173 million compared to $104 million in the comparable prior year period. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Consolidated EBITDA and Adjusted EBITDA.
We ended the first quarter of 2019 with $1,242 million of consolidated cash, cash equivalents and marketable securities, compared to $1,421 million as of October 31, 2018. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, higher inventories, an increase in other current assets, decreases in accounts payable and other current liabilities, and higher capital expenditures partially offset by decreases in finance receivables, proceeds from the sale of a majority interest in Navistar Defense and the sale of our joint venture in China with Anhui Jianghuai Automobile Co ("JAC"), and a net increase in notes and debt outstanding.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2019 as compared to the quarter ended January 31, 2018

	Three Months Ended January 31,
(in millions, except per share data and % change)	2019	2018	Change	% Change
Sales and revenues, net	$2,433	$1,905	$528	28%
Costs of products sold	1,979	1,532	447	29%
Restructuring charges	—	(3)	3	(100)%
Asset impairment charges	2	2	—	—%
Selling, general and administrative expenses	186	191	(5)	(3)%
Engineering and product development costs	86	75	11	15%
Interest expense	85	79	6	8%
Other expense, net	97	80	17	21%
Total costs and expenses	2,435	1,956	479	24%
Equity in income of non-consolidated affiliates	—	—	—	—%
Loss before income tax	(2)	(51)	49	(96)%
Income tax benefit (expense)	19	(15)	34	(227)%
Net income (loss)	17	(66)	83	(126)%
Less: Net income attributable to non-controlling interests	6	7	(1)	(14)%
Net income (loss) attributable to Navistar International Corporation	$11	$(73)	$84	(115)%

Diluted income (loss) per share(A)	$0.11	$(0.74)	$0.85	(115)%
Diluted weighted average shares outstanding	99.4	98.6	0.8	1%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2019	2018	Change	% Change
Truck	$1,797	$1,251	$546	44%
Parts	548	568	(20)	(4)%
Global Operations	73	81	(8)	(10)%
Financial Services	74	59	15	25%
Corporate and Eliminations	(59)	(54)	(5)	9%
Total	$2,433	$1,905	$528	28%
In the first quarter of 2019, our Truck segment net sales increased by $546 million or 44% compared to the first quarter of 2018. The increase is primarily due to higher volumes in our Core markets, and an increase in Mexico truck volumes, partially offset by the impact of the sale of a majority interest in Navistar Defense. In the first quarter of 2019, truck chargeouts from our Core markets increased by 50%.

In the first quarter of 2019, our Parts segment net sales decreased by $20 million or 4% compared to the first quarter of 2018. The decrease is primarily due to the impact of the adoption of the new accounting standard ASC 606, "Revenue from Contracts with Customers" and all the related amendments (“new revenue standard”) as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue and lower BDP sales, partially offset by higher sales in our North American markets.
In the first quarter of 2019, our Global Operations segment net sales decreased by $8 million or 10% compared to the first quarter of 2018. The decrease is primarily driven by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate has weakened by 14% compared with the prior year period, partially offset by higher volumes in our South America operations.
In the first quarter of 2019, our Financial Services segment net revenues increased by $15 million or 25% compared to the first quarter of 2018. The increase is primarily driven by higher interest rates and higher average portfolio balance in the U.S. and Mexico.
Costs of products sold
In the first quarter of 2019, Costs of products sold increased by $447 million or 29% compared to the first quarter of 2018, primarily driven by the impact of higher volumes in our Core markets. The increase is also attributable to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue.
In the first quarter of 2019, we recorded a benefit for adjustments to pre-existing warranties of $7 million compared to $6 million in the respective prior year period. We have a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families in our Truck segment. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Engineering and product development costs
In the first quarter of 2019, Engineering and product development costs increased by $11 million or 15% compared to the first quarter of 2018. This is primarily due to our development agreements with TRATON Group involving the expense of certain powertrain development costs.
Other expense, net
In the first quarter of 2019, Other expense increased by $17 million or 21% compared to the first quarter of 2018. The increase was primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement. As a result, we recorded pension settlement accounting charges of $142 million compared to $9 million in the prior year period. The increase was partially offset by a gain of $54 million related to the sale of a majority interest in Navistar Defense and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment. The increase was also partially offset by $46 million of non-recurring charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our previous 8.25% senior notes, due 2022 ("8.25% Senior Notes") and refinancing of our previous Senior Secured Term Loan Credit Facility ("Term Loan") in the first quarter of 2018.
Income tax benefit (expense)
In the first quarter of 2019, our income tax benefit (expense) increased by $34 million. The income tax benefit is largely the result of a $38 million benefit associated with the Canadian group annuity purchase. Other period to period differences include the impact of earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of the net income attributable to non-controlling interests in 2019 and 2018 relates to Ford Motor Company's non-controlling interest in BDP.
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

Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2019	2018	Change	% Change
Truck segment sales, net	$1,797	$1,251	$546	44%
Truck segment profit (loss)	90	(7)	97	N.M.
Segment sales
In the first quarter of 2019, our Truck segment net sales increased by $546 million or 44% compared to the first quarter of 2018. The increase is primarily due to higher volumes in our Core markets, and an increase in Mexico truck volumes, partially offset by the impact of the sale of a majority interest in Navistar Defense.
In the first quarter of 2019, chargeouts from our Core markets increased by 50% compared to the first quarter of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents an 86% increase in Class 8 heavy trucks, a 39% increase in medium trucks, a 32% increase in school buses, and a 19% increase in Class 8 severe service trucks.
Segment results
In the first quarter of 2019, our Truck segment results improved by $97 million compared to the first quarter of 2018. The improvement is primarily driven by the impact of higher volumes in our Core markets and higher other income, partially offset by higher material costs and the impact of the sale of a majority interest in Navistar Defense.
In the first quarter of 2019, we recorded a benefit of $7 million in our Truck segment for adjustments to pre-existing warranties compared to a benefit of $6 million in the respective prior year period. We had a benefit primarily due to the decrease in claim frequency across both the Medium Duty and Big Bore engine families. The impact decreased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
In the first quarter of 2019, we recorded a gain of $54 million related to the sale of a 70% equity interest in Navistar Defense in Other expense, net in our Consolidated Statements of Operations.
Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2019	2018	Change	% Change
Parts segment sales, net	$548	$568	$(20)	(4)%
Parts segment profit	144	137	7	5%
Segment sales
In the first quarter of 2019, our Parts segment net sales decreased by $20 million or 4% compared to the first quarter of 2018. The decrease is primarily due to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue, lower BDP sales, partially offset by higher sales in our North American markets.
Segment profit
In the first quarter of 2019, our Parts segment profit increased by $7 million or 5% primarily due to higher U.S. margins and lower intercompany access fees, partially offset by lower BDP volumes and higher freight-related expenses. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.

Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2019	2018	Change	% Change
Global Operations segment sales, net	$73	$81	$(8)	(10)%
Global Operations segment profit (loss)	6	(7)	13	186%
Segment sales
In the first quarter of 2019, our Global Operations segment net sales decreased by $8 million or 10% compared to the first quarter of 2018. The decrease is primarily driven by the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 14% compared with the prior year period, partially offset by higher volumes in our South America operations.
Segment results
In the first quarter of 2019, our Global Operations segment results improved by $13 million or 186% compared to the first quarter of 2018. The improvement is primarily driven by higher volumes, higher other income of $5 million related to the sale of our joint venture in China with JAC and the impact of prior year cost-reduction actions.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2019	2018	Change	% Change
Financial Services segment revenues, net	$74	$59	$15	25%
Financial Services segment profit	31	20	11	55%
Segment revenues
In the first quarter of 2019, our Financial Services segment net revenues increased by $15 million or 25% compared to the first quarter of 2018. The increase is primarily driven by higher interest rates and higher average portfolio balance in the U.S. and Mexico.
Segment profit
In the first quarter of 2019, our Financial Services segment profit increased by $11 million or 55% compared to the first quarter of 2018. The increase is primarily driven by higher revenues, other income from an intercompany loan from our Financial Services operations to our Manufacturing operations, and improvements to our funding strategy. The increase was partially offset by higher interest expense relating to rates and finance receivable funding requirements, as well as higher depreciation expense on operating leases.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	5,900	6,000	(100)	(2)%
Class 6 and 7 medium trucks	26,700	22,900	3,800	17%
Class 8 heavy trucks	57,300	44,000	13,300	30%
Class 8 severe service trucks	17,800	17,100	700	4%
Total Core markets	107,700	90,000	17,700	20%
Combined class 8 trucks	75,100	61,100	14,000	23%
Navistar Core retail deliveries	17,700	13,200	4,500	34%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	25.5%	24.9%	21.9%	26.3%	19.6%
Class 8 heavy trucks	12.1%	16.9%	12.7%	13.4%	10.8%
Class 8 severe service trucks	11.7%	16.5%	11.2%	11.7%	12.2%
Combined class 8 trucks	12.0%	16.8%	12.3%	12.9%	11.2%
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

	Three Months Ended January 31,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	3,300	3,000	300	10%
Class 6 and 7 medium trucks	11,600	9,000	2,600	29%
Class 8 heavy trucks	12,100	9,300	2,800	30%
Class 8 severe service trucks	2,800	2,300	500	22%
Total Core markets	29,800	23,600	6,200	26%
Combined class 8 trucks	14,900	11,600	3,300	28%

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

	As of January 31,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	3,200	2,800	400	14%
Class 6 and 7 medium trucks	19,100	9,100	10,000	110%
Class 8 heavy trucks	23,600	11,600	12,000	103%
Class 8 severe service trucks	7,800	2,600	5,200	200%
Total Core markets	53,700	26,100	27,600	106%
Combined class 8 trucks	31,400	14,200	17,200	121%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended January 31,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	2,500	1,900	600	32%
Class 6 and 7 medium trucks	6,100	4,400	1,700	39%
Class 8 heavy trucks	7,800	4,200	3,600	86%
Class 8 severe service trucks	2,500	2,100	400	19%
Total Core markets	18,900	12,600	6,300	50%
Non "Core" defense	100	200	(100)	(50)%
Other markets(A)	1,700	1,100	600	55%
Total worldwide units	20,700	13,900	6,800	49%
Combined class 8 trucks	10,300	6,300	4,000	63%
_____________________________

(A)	Other markets primarily consist of Export Truck and Mexico.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	January 31, 2019	October 31, 2018
Consolidated cash and cash equivalents	$1,201	$1,320
Consolidated marketable securities	41	101
Consolidated cash, cash equivalents, and marketable securities	$1,242	$1,421

	As of
(in millions)	January 31, 2019	October 31, 2018
Manufacturing operations	$1,192	$1,362
Financial Services operations	50	59
Consolidated cash, cash equivalents, and marketable securities	$1,242	$1,421
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
Consolidated cash, cash equivalents, and marketable securities totaled $1.2 billion at January 31, 2019, which includes an immaterial amount of cash and cash equivalents primarily attributable to BDP that is generally not available to satisfy our obligations. For additional information on the consolidation of BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Requirements
We generate cash flows from operations from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. We fund our operations and strategic plans primarily with cash, cash generated from operations, debt and equity. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash, cash equivalents, and marketable securities, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets, will provide sufficient funds to meet operating requirements, capital expenditures, investments, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet our financing requirements and those of our dealers, and retail customers.
We have capacity under our various debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. Our 4.75% Senior Secured Convertible Notes mature in April 2019, at which time we expect to repay those notes with cash-on-hand.
Our Manufacturing operations sold $2.2 billion of wholesale notes and accounts receivable to our Financial Services operations during the first quarter of 2019. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.6 billion as of January 31, 2019. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $270 million as of January 31, 2019.

Included in loans made from Financial Services operations to Manufacturing operations is a $200 million loan from NFC primarily using proceeds from NFC's $400 million Term Loan B financing completed in July 2018. Also included in loans made from Financial Services operations to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets (the "Intercompany Used Truck Loan"). As of January 31, 2019 and October 31, 2018, our borrowings under the Intercompany Used Truck Loan were $40 million and zero, respectively. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the three months ended January 31, 2019, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million compared to the same period in 2018.
Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of January 31, 2019 and October 31, 2018, the borrowings of our Manufacturing operations in Mexico under these loan agreements were $23 million and $55 million, respectively.
As of January 31, 2019, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $281 million, and there were no borrowings under NI's asset-based credit facility which is currently used to secure outstanding letters of credit.
Cash Flow Overview

	Three Months Ended January 31, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(265)	$25	$(240)
Net cash provided by (used in) investing activities	108	(34)	74
Net cash provided by financing activities	39	34	73
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(4)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	(117)	21	(96)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,178	$171	$1,349

	Three Months Ended January 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(237)	$161	$(76)
Net cash provided by (used in) investing activities	45	(30)	15
Net cash provided by (used in) financing activities	198	(192)	6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(3)	2
Increase (decrease) in cash, cash equivalents and restricted cash	11	(64)	(53)
Cash, cash equivalents and restricted cash at beginning of the period	690	150	840
Cash, cash equivalents and restricted cash at end of the period	$701	$86	$787
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $265 million and $237 million in the three months ended January 31, 2019 and 2018, respectively. The higher use of cash from operating activities in 2019 compared to 2018 was primarily attributable to an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, a lower decrease in accounts receivable, increases in inventories and other current assets partially offset by a decrease in other noncurrent assets, an increase in net payables with our Financial Services operations, a lower decrease in accounts payable and an increase in other noncurrent liabilities.
Cash paid for interest, net of amounts capitalized, was $61 million and $79 million in the three months ended January 31, 2019 and 2018, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $108 million and $45 million in the three months ended January 31, 2019 and 2018, respectively. The net increase in cash flow from investing activities in 2019 compared to 2018 was primarily attributable to lower purchases and higher maturities of marketable securities, a decrease in the purchase of equipment leased to others and proceeds from the sale of a majority interest in Navistar Defense and the sale of our joint venture in China with JAC, partially offset by a decrease in the sale of marketable securities and an increase in capital expenditures.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $39 million and $198 million in the three months ended January 31, 2019 and 2018, respectively. The net decrease in cash flow from financing activities in 2019 compared to 2018 was primarily attributable to lower proceeds from the issuance of long-term debt and lower proceeds from finance lease obligations partially offset by lower payments on long-term debt, a decrease in the amount of debt issuance costs and an increase in loans made from Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $25 million in the three months ended January 31, 2019, compared to $161 million in the three months ended January 31, 2018. The decrease in cash provided by operating activities compared to 2018 was primarily due to an increase in net receivables with our Manufacturing operations, and lower net liquidations of finance receivables.
Cash paid for interest, net of amounts capitalized, was $25 million and $18 million for the three months ended January 31, 2019 and 2018, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $34 million and $30 million in the three months ended January 31, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $34 million in the three months ended January 31, 2019, compared to cash used in financing activities of $192 million in the three months ended January 31, 2018. The net change was primarily due to the increase in borrowings to fund intercompany payments to our Manufacturing operations, and a lower decline in borrowing levels associated with the lower net liquidations of finance receivables funded.

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
We believe that Adjusted EBITDA improves the comparability of year-to-year results and is representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information for an additional analysis of our operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide an additional measure of performance.
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2019	2018
Net Income (loss) attributable to NIC	$11	$(73)
Plus:
Depreciation and amortization expense	48	55
Manufacturing interest expense(A)	56	58
Adjusted for:
Income tax benefit (expense)	19	(15)
EBITDA	$96	$55
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended January 31,
(in millions)	2019	2018
Interest expense	$85	$79
Less: Financial services interest expense	29	21
Manufacturing interest expense	$56	$58

Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2019	2018
EBITDA (reconciled above)	$96	$55
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	(7)	(6)
Asset impairment charges(B)	2	2
Restructuring of manufacturing operations(C)	—	(3)
EGR product litigation(D)	—	1
Gain on sales(E)	(59)	—
Debt refinancing charges(F)	—	46
Pension settlement(G)	142	9
Settlement gain(H)	(1)	—
Total adjustments	77	49

Adjusted EBITDA	$173	$104
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

(B)
In the first quarter of 2019, we recorded $2 million of asset impairment charges relating to certain assets under operating leases. In the first quarter of 2018, we recorded $2 million of impairment charges related to the sale of our railcar business in Cherokee, Alabama.

(C)	In the first quarter of 2018, we recorded benefits of $3 million for restructuring in our Truck and Global segments.

(D)	In the first quarter of 2018, we recognized an additional charge of $1 million for a jury verdict related to the MaxxForce engine EGR product litigation in our Truck segment.

(E)
In the first quarter of 2019, we recognized a gain of $54 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment. In the first quarter of 2019, we also recognized a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(F)
In the first quarter of 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our previously existing 8.25% Senior Notes and the refinancing of our previously existing Term Loan.

(G)
In the first quarter of 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million and $9 million, respectively, in Other expense, net.

(H)
In the first quarter of 2019, we recorded interest income of $1 million in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility.

Pension and Other Postretirement Benefits
See the applicable section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the three months ended January 31, 2019, there have been no material changes in our pension plan funding policies.
For the three months ended January 31, 2019 and 2018, we contributed $131 million and $21 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We currently anticipate additional contributions of approximately $9 million to the Plans during the remainder of 2019. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2020 through 2022, we will be required to contribute $175 million to $200 million per year to the Plans, depending on asset performance and discount rates.
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

Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2018. During the three months ended January 31, 2019, there were no significant changes in our application of our critical accounting policies except for the update of Revenue in connection with the adoption of the new revenue standard in the first quarter of 2019 as described below.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Product Warranty

•	Revenue
Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
For more information regarding our revenue policies under the new revenue standard, see Note 2, Revenue, to the consolidated financial statements included in Part I, Item 1.
Recently Adopted and Issued Accounting Standards
The information required to be set forth under this heading is incorporated by reference from Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part I, Item 1.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the three months ended January 31, 2019, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the three months ended January 31, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.
Item 6.    Exhibits

Exhibit:	Description	Page
(2.1)
Recapitalization Agreement, by and among Navistar, Inc., Navistar International Corporation, ND Holdings LLC, ND Intermediate, LLC, Navistar Defense LLC and Olive Investor, L.P. dated as of November 30, 2018*. Filed as Exhibit 2.1 to Current Report on Form 8-K dated December 31, 2018 and filed on January 7, 2019. Commission File No. 001-09618.
N/A
(2.2)
Amendment No. 1 to Recapitalization Agreement by and between Navistar, Inc. and Olive Investor, L.P. dated as of December 31, 2018. Filed as Exhibit 2.2 to Current Report on Form 8-K dated December 31, 2018 and filed on January 7, 2019. Commission File No. 001-09618.
N/A
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

* Certain schedules and attachments referenced in the Recapitalization Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the U.S. Securities and Exchange Commission upon request.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 8, 2019