Form 10-Q
period 2019-04-30
NAVISTAR INTERNATIONAL CORP
filed 2019-06-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
   Commission file number 1-9618
___________________________________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Navistar Drive, Lisle, Illinois	60532
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (331) 332-5000
______________________________________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10	NAV	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	NAV-D	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2019, the number of shares outstanding of the registrant’s common stock was 99,147,546, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our expectations and estimates relating to the impact of the federal Tax Cuts and Jobs Act (the “Tax Act”) on our business and financial condition;

•	the implementation of, and expected benefits from, our strategic alliance with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group");

•	our development and launch of new products and technologies;

•	anticipated sales, volume, demand, markets for our products, and financial performance;

•	anticipated performance and benefits of our products and technologies;

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	our expectations relating to liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill and other assets;

•	our expectations relating to litigation costs (including, without limitation, the MaxxForce Advanced EGR engine lawsuits) and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2019	2018	2019	2018
Sales and revenues
Sales of manufactured products, net	$2,948	$2,382	$5,334	$4,249
Finance revenues	48	40	95	78
Sales and revenues, net	2,996	2,422	5,429	4,327
Costs and expenses
Costs of products sold	2,493	1,987	4,472	3,519
Restructuring charges	1	1	1	(2)
Asset impairment charges	1	1	3	3
Selling, general and administrative expenses	373	200	559	391
Engineering and product development costs	75	75	161	150
Interest expense	82	79	167	158
Other expense, net	18	11	115	91
Total costs and expenses	3,043	2,354	5,478	4,310
Equity in income of non-consolidated affiliates	3	—	3	—
Income (loss) before income tax	(44)	68	(46)	17
Income tax benefit (expense)	1	(7)	20	(22)
Net income (loss)	(43)	61	(26)	(5)
Less: Net income attributable to non-controlling interests	5	6	11	13
Net income (loss) attributable to Navistar International Corporation	$(48)	$55	$(37)	$(18)

Income (loss) per share attributable to Navistar International Corporation:
Basic	$(0.48)	$0.56	$(0.37)	$(0.18)
Diluted	(0.48)	0.55	(0.37)	(0.18)

Weighted average shares outstanding:
Basic	99.2	98.8	99.2	98.7
Diluted	99.2	99.5	99.2	98.7

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income (loss)	$(43)	$61	$(26)	$(5)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18)	(28)	(4)	(6)
Defined benefit plans, net of tax	23	28	138	63
Total other comprehensive income	5	—	134	57
Comprehensive income (loss)	(38)	61	108	52
Less: Net income attributable to non-controlling interests	5	6	11	13
Total comprehensive income (loss) attributable to Navistar International Corporation	$(43)	$55	$97	$39

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of April 30, 2019	As of October 31, 2018
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$977	$1,320
Restricted cash and cash equivalents	165	62
Marketable securities	23	101
Trade and other receivables, net	453	456
Finance receivables, net	2,037	1,898
Inventories, net	1,164	1,110
Other current assets	282	189
Total current assets	5,101	5,136
Restricted cash	66	63
Trade and other receivables, net	30	49
Finance receivables, net	279	260
Investments in non-consolidated affiliates	32	50
Property and equipment (net of accumulated depreciation and amortization of $2,457 and $2,498, respectively)	1,270	1,370
Goodwill	38	38
Intangible assets (net of accumulated amortization of $141 and $140, respectively)	27	30
Deferred taxes, net	121	121
Other noncurrent assets	102	113
Total assets	$7,066	$7,230
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$769	$946
Accounts payable	1,630	1,606
Other current liabilities	1,309	1,255
Total current liabilities	3,708	3,807
Long-term debt	4,588	4,521
Postretirement benefits liabilities	1,950	2,097
Other noncurrent liabilities	672	731
Total liabilities	10,918	11,156
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,728	2,731
Accumulated deficit	(4,657)	(4,593)
Accumulated other comprehensive loss	(1,786)	(1,920)
Common stock held in treasury, at cost (3.9 and 4.2 shares, respectively)	(152)	(161)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,855)	(3,931)
Stockholders’ equity attributable to non-controlling interests	3	5
Total stockholders’ deficit	(3,852)	(3,926)
Total liabilities and stockholders’ deficit	$7,066	$7,230

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2019	2018
Cash flows from operating activities
Net loss	$(26)	$(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	73
Depreciation of equipment leased to others	31	36
Deferred taxes, including change in valuation allowance	(41)	1
Asset impairment charges	3	3
Gain on sales of investments and businesses, net	(59)	—
Amortization of debt issuance costs and discount	12	15
Stock-based compensation	14	21
Provision for doubtful accounts	6	3
Equity in income of non-consolidated affiliates, net of dividends	(2)	3
Write-off of debt issuance costs and discount	—	43
Other non-cash operating activities	(4)	(13)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(190)	(278)
Net cash used in operating activities	(190)	(98)
Cash flows from investing activities
Purchases of marketable securities	—	(148)
Sales of marketable securities	—	460
Maturities of marketable securities	79	18
Capital expenditures	(66)	(53)
Purchases of equipment leased to others	(76)	(92)
Proceeds from sales of property and equipment	5	5
Proceeds from sales of investments and businesses	95	(3)
Other investing activities	—	1
Net cash provided by investing activities	37	188
Cash flows from financing activities
Proceeds from issuance of securitized debt	—	27
Principal payments on securitized debt	(34)	(34)
Net change in secured revolving credit facilities	275	5
Proceeds from issuance of non-securitized debt	73	2,805
Principal payments on non-securitized debt	(508)	(2,589)
Net change in notes and debt outstanding under revolving credit facilities	126	74
Debt issuance costs	(2)	(33)
Proceeds from financed lease obligations	9	38
Proceeds from exercise of stock options	2	5
Dividends paid by subsidiaries to non-controlling interest	(13)	(14)
Other financing activities	(2)	(15)
Net cash provided by (used in) financing activities	(74)	269
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(237)	352
Cash, cash equivalents and restricted cash at beginning of the period	1,445	840
Cash, cash equivalents and restricted cash at end of the period	$1,208	$1,192

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income (loss)	—	—	—	(37)	—	—	11	(26)
Total other comprehensive income	—	—	—	—	134	—	—	134
ASC-606 modified retrospective adoption	—	—	—	(27)	—	—	—	(27)
Stock-based compensation	—	—	7	—	—	—	—	7
Stock ownership programs	—	—	(10)	—	—	9	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Balance as of April 30, 2019	$2	$10	$2,728	$(4,657)	$(1,786)	$(152)	$3	$(3,852)
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income (loss)	—	—	—	(18)	—	—	13	(5)
Total other comprehensive income	—	—	—	—	57	—	—	57
Stock-based compensation	—	—	7	—	—	—	—	7
Stock ownership programs	—	—	(10)	—	—	13	—	3
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(14)	(14)
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Balance as of April 30, 2018	$2	$10	$2,729	$(4,951)	$(2,154)	$(166)	$3	$(4,527)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $27 million and $39 million as of April 30, 2019 and October 31, 2018, respectively, and liabilities of $4 million at both dates. As of April 30, 2019 and October 31, 2018, assets include $11 million and $4 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.3 billion and $994 million as of April 30, 2019 and October 31, 2018, respectively, and liabilities of $1.1 billion and $852 million as of April 30, 2019 and October 31, 2018, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $433 million and $370 million as of April 30, 2019 and October 31, 2018, respectively, and corresponding liabilities of $234 million and $205 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. For the three and six months ended April 30, 2019, revenue recognized was approximately $42 million and $71 million, respectively, compared to $41 million and $81 million in the comparable prior year periods. For the three and six months ended April 30, 2019, expenses incurred were $5 million and $18 million, respectively, compared to $8 million and $19 million in the comparable prior year periods, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $16 million and $10 million as of April 30, 2019 and October 31, 2018, respectively. Our payable to TRATON Group was $42 million and $25 million as of April 30, 2019 and October 31, 2018, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”). We also entered into an intellectual property agreement and a transition services agreement. For the three and six months ended April 30, 2019, revenue recognized was approximately $28 million and $34 million, respectively. As of April 30, 2019, our receivables from Navistar Defense were $40 million.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $216 million at April 30, 2019 compared to $154 million at October 31, 2018, offset by reserves of $45 million and $31 million, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2019	2018
Balance at beginning of period	$529	$629
Costs accrued and revenues deferred	118	84
Adjustments to pre-existing warranties(A)	2	—
Payments and revenues recognized	(138)	(162)
Other adjustments(B)	12	—
Balance at end of period	523	551
Less: Current portion	261	265
Noncurrent accrued product warranty and deferred warranty revenue	$262	$286
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

(B)
Other adjustments include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in Navistar Defense.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment charges, restructuring charges and litigation-related accruals. Actual results could differ from our estimates.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2019, approximately 8,600, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. In January 2019, certain of our United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represented employees ratified a new six-year master collective bargaining agreement that replaced the prior agreement that expired in October 2018. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following reconciles amounts as they would have been reported under the prior standard to current reporting:

	Three months ended April 30, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Sales of manufactured products, net	$2,919	$29	$2,948
Costs of products sold	2,475	18	2,493
Interest expense	83	(1)	82
Income (loss) before income tax	(56)	12	(44)
Income tax benefit (expense)	3	(2)	1
Net income (loss)	$(53)	$10	$(43)

	Six months ended April 30, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Sales of manufactured products, net	$5,309	$25	$5,334
Costs of products sold	4,461	11	4,472
Interest expense	169	(2)	167
Income (loss) before income tax	(62)	16	(46)
Income tax benefit (expense)	23	(3)	20
Net income (loss)	$(39)	$13	$(26)
______________________
(A) Our Consolidated Statements of Operations for the three and six months ended April 30, 2019 includes two months of the operating activity of Navistar Defense prior to the sale of a majority interest in our former defense business. See Note 3 Restructuring, Impairments and Divestitures for additional information.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of April 30, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
ASSETS
Current assets
Trade and other receivables, net	$463	$(10)	$453
Inventories, net	1,215	(51)	1,164
Other current assets	215	67	282
Total current assets	5,095	6	5,101
Property and equipment, net	1,443	(173)	1,270
Deferred taxes, net	123	(2)	121
Other noncurrent assets	110	(8)	102
Total assets	$7,243	$(177)	$7,066
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$783	$(14)	$769
Other current liabilities	1,287	22	1,309
Total current liabilities	3,700	8	3,708
Long-term debt	4,640	(52)	4,588
Other noncurrent liabilities	781	(109)	672
Total liabilities	11,071	(153)	10,918
Stockholders’ deficit
Total stockholders’ deficit attributable to Navistar International Corporation	(3,831)	(24)	(3,855)
Total liabilities and stockholders’ deficit	$7,243	$(177)	$7,066
_________________________

(A)
Our Consolidated Balance Sheet as of April 30, 2019 does not include the impact of Navistar Defense due to the sale of a majority interest in our former defense business. See Note 3, Restructuring, Impairments and Divestitures for additional information.

Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) and determining when the arrangement includes a software license. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2021. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-02. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We expect to adopt this ASU in the first quarter of fiscal 2020 on a modified retrospective basis by which the cumulative effect adjustment recognized in Accumulated deficit as of November 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the practical expedient related to land easements, but do not expect to elect the use-of-hindsight. We are currently evaluating our lease population to assess the effect of the guidance on our consolidated financial statements, but expect to record lease liabilities and right-of-use assets for operating leases related to certain property and equipment. We have selected our software and service providers and are focused on designing new processes and controls to assist with the implementation of the standard. We continue to evaluate the impact of this ASU on our consolidated financial statements.
2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type for the three and six months ended April 30, 2019 (in millions):

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended April 30, 2019
Truck products and services(A)	$2,099	$—	$—	$—	$3	$2,102
Truck contract manufacturing	112	—	—	—	—	112
Used trucks	46	—	—	—	—	46
Engines	—	78	60	—	—	138
Parts	1	500	20	—	—	521
Extended warranty contracts	29	—	—	—	—	29
Sales of manufactured products, net	2,287	578	80	—	3	2,948
Retail financing(C)	—	—	—	36	—	36
Wholesale financing(C)	—	—	—	12	—	12
Sales and revenues, net	$2,287	$578	$80	$48	$3	$2,996

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Six Months Ended April 30, 2019
Truck products and services(A)(B)	$3,776	$—	$—	$—	$6	$3,782
Truck contract manufacturing	130	—	—	—	—	130
Used trucks	97	—	—	—	—	97
Engines	—	144	105	—	—	249
Parts	2	980	36	—	—	1,018
Extended warranty contracts	58	—	—	—	—	58
Sales of manufactured products, net	4,063	1,124	141	—	6	5,334
Retail financing(C)	—	—	—	71	—	71
Wholesale financing(C)	—	—	—	24	—	24
Sales and revenues, net	$4,063	$1,124	$141	$95	$6	$5,429
_________________________

(A)
Includes other markets primarily consisting of Bus, Export Truck and Mexico. Also, includes revenue of $2 million and $5 million for the three and six months ended April 30, 2019, respectively, related to certain third-party financings initially recorded as borrowings, and operating lease revenue of $1 million for both periods.

(B)
Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $14 million and $12 million for the three months ended April 30, 2019, respectively, and $27 million and $24 million for the six months ended April 30, 2019, respectively.

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
Prior to our sale of a 70% equity interest in Navistar Defense, certain truck sales to the U.S. government of non-commercial products manufactured to government specification were recognized over time as the goods were manufactured. Certain truck and other contract manufacturing arrangements, unrelated to Navistar Defense, continue to be recognized over time. We recognize revenue over time when the finished assets have no alternative use and we have a right to payment for work performed in the event of a contract cancellation or when we create or enhance an asset that the customer controls as it is being created or enhanced. We recognize revenue using a cost-based input method because it best depicts our progress in satisfying the performance obligation. The selection of the method requires judgement and is based on the nature of the products or services to be provided.
Certain terms or modifications to U.S. and foreign government contracts may have been unpriced; that is, the work to be performed was defined, but the related contract price was to be negotiated at a later date. In situations where we could reliably estimate a profit margin in excess of costs incurred, revenue and gross margin were recorded for delivered contract items. Otherwise, revenue was recognized when the price had been agreed with the applicable government and costs were deferred when it was probable that the costs would be recovered.
An allowance for parts sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. This includes when the Company is a reseller of certain service parts that include a core component. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core component within the specified eligibility period, we refund the core return deposit, which is applied to the customer's account balance.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the second quarter of 2019.
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
The amount of deferred revenue related to extended warranty contracts was $271 million and $255 million at April 30, 2019 and October 31, 2018, respectively. Revenue recognized under our extended warranty programs was $29 million and $58 million for the three and six months ended April 30, 2019, respectively, and $27 million and $56 million for the three and six months ended April 30, 2018, respectively. We expect to recognize revenue under our extended warranty programs of approximately $47 million in the remainder of 2019, $80 million in 2020, $64 million in 2021, $42 million in 2022, $22 million in 2023 and $16 million thereafter.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. As a practical expedient, we recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of April 30, 2019.
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
Asset Impairments
In the six months ended April 30, 2019, we concluded that we had triggering events related to certain assets under operating leases. As a result, a charge of $3 million was recorded in our Truck segment.
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
Navistar Defense Divestiture
In December 2018, we completed the sale of a 70% equity interest in Navistar Defense, to an affiliate of Cerberus Capital Management, L.P. In connection with the closing of the transaction, we entered into an exclusive long-term agreement to supply military and commercial parts and chassis to Navistar Defense. We also entered into an intellectual property agreement and a transition services agreement concurrent with the sale.
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which is subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. The transaction also includes potential additional consideration of up to $17 million, not included in the gain on the sale, based on cash proceeds from certain contracts which exceed defined thresholds.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

During the first quarter of 2019, we recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.9 billion and $2.6 billion as of April 30, 2019 and October 31, 2018, respectively.
Included in total assets of our Financial Services operations were finance receivables of $2.3 billion and $2.2 billion as of April 30, 2019 and October 31, 2018, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of April 30, 2019	As of October 31, 2018
Retail portfolio	$797	$720
Wholesale portfolio	1,544	1,460
Total finance receivables	2,341	2,180
Less: Allowance for doubtful accounts	25	22
Total finance receivables, net	2,316	2,158
Less: Current portion, net(A)	2,037	1,898
Noncurrent portion, net	$279	$260
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2019 and October 31, 2018, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.1 billion and $956 million as of April 30, 2019 and October 31, 2018, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $296 million and $235 million as of April 30, 2019 and October 31, 2018, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Retail notes and finance leases revenue	$15	$13	$29	$24
Wholesale notes interest	31	24	62	49
Operating lease revenue	22	17	43	35
Retail and wholesale accounts interest	10	9	18	14
Gross finance revenues	78	63	152	122
Less: Intercompany revenues	30	23	57	44
Finance revenues	$48	$40	$95	$78
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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2019				Three Months Ended April 30, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$20	$3	$28	$51	$18	$3	$29	$50
Provision for doubtful accounts	3	—	2	5	3	—	(1)	2
Charge-off of accounts	(1)	—	(1)	(2)	(2)	—	—	(2)
Recoveries	—	—	—	—	1	—	—	1
Other(A)	—	—	—	—	(1)	—	(1)	(2)
Allowance for doubtful accounts, at end of period	$22	$3	$29	$54	$19	$3	$27	$49

	Six Months Ended April 30, 2019				Six Months Ended April 30, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$3	$28	$50	$17	$3	$28	$48
Provision for doubtful accounts	4	—	2	6	3	—	—	3
Charge-off of accounts	(2)	—	(1)	(3)	(3)	—	—	(3)
Recoveries	—	—	—	—	2	—	—	2
Other(A)	1	—	—	1	—	—	(1)	(1)
Allowance for doubtful accounts, at end of period	$22	$3	$29	$54	$19	$3	$27	$49
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	April 30, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$21	$—	$21	$20	$—	$20
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	10	—	10	9	—	9
Finance receivables on non-accrual status	21	—	21	20	—	20
The average balances of the impaired finance receivables in the retail portfolio were $21 million and $18 million during the six months ended April 30, 2019 and 2018, respectively. See Note 10, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$720	$1,543	$2,263	$655	$1,459	$2,114
30-90 days past due	57	1	58	51	1	52
Over 90 days past due	20	—	20	14	—	14
Total finance receivables	$797	$1,544	$2,341	$720	$1,460	$2,180
6. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	April 30, 2019	October 31, 2018
Finished products	$749	$671
Work in process	104	118
Raw materials	311	321
Total inventories, net	$1,164	$1,110
7. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	April 30, 2019	October 31, 2018
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $6 and $7, respectively, and unamortized debt issuance costs of $11 at both dates	$1,563	$1,570
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $16 and $17, respectively	1,084	1,083
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $5 and unamortized debt issuance costs of $1	—	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	53	122
Other	42	26
Total Manufacturing operations debt	2,962	3,426
Less: Current portion	60	461
Net long-term Manufacturing operations debt	$2,902	$2,965

(in millions)	April 30, 2019	October 31, 2018
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $2 and $4, respectively	$1,213	$948
Senior secured NFC Term Loan, due 2025, net of unamortized discount of $2 at both dates, and unamortized debt issuance costs of $4 at both dates	392	394
Bank credit facilities, at fixed and variable rates, due dates from 2019 through 2025, net of unamortized debt issuance costs of $1 and $2, respectively	660	519
Commercial paper, at variable rates, program matures in 2022	47	75
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	83	105
Total Financial Services operations debt	2,395	2,041
Less: Current portion	709	485
Net long-term Financial Services operations debt	$1,686	$1,556
Manufacturing Operations
4.75% Senior Subordinated Convertible Notes
The 4.75% Senior Subordinated Convertible Notes were fully repaid upon maturity in April 2019, and none were converted into our common stock.
Financial Services Operations
Asset-backed Debt
In November 2018, the maturity of our wholesale variable funding notes ("VFN") facility was extended from December 2018 to May 2020. In April 2019, the VFN facility capacity was temporarily increased from $350 million to $550 million until the earlier of June 28, 2019, or the completion of a qualifying wholesale asset-backed term facility.
In December 2018, the maturity of our Truck Retail Accounts Corporation ("TRAC") funding facility was extended from January 2019 to January 2020. In April 2019, the maximum capacity of the TRAC funding facility was increased from $100 million to $150 million.
In May 2019, NFC increased the capacity of its revolving bank credit facility from $269 million to $748 million and extended the maturity from September 2021 to May 2024. The additional capacity was used to fully repay the senior secured NFC Term Loan balance of $398 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2019, we contributed zero and $131 million, respectively, and for the three and six months ended April 30, 2018, we contributed $32 million and $53 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We expect to contribute approximately $9 million to our pension plans during the remainder of 2019.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and six months ended April 30, 2019, as well as anticipated contributions for the remainder of 2019, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the three and six months ended April 30, 2019 and 2018 are comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost for benefits earned during the period	$2	$2	$1	$1	$4	$4	$2	$2
Interest on obligation	30	27	12	11	62	54	24	22
Amortization of cumulative loss	23	27	—	2	47	53	—	4
Settlements	—	—	—	—	142	9	—	—
Premiums on pension insurance	3	—	—	—	4	2	—	—
Expected return on assets	(35)	(41)	(6)	(6)	(73)	(81)	(11)	(12)
Net periodic benefit expense	$23	$15	$7	$8	$186	$41	$15	$16
In the six months ended April 30, 2019, we adopted ASU No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. As a result, we have reclassified certain net periodic benefit costs from SG&A expenses to Other expense, net in our Consolidated Statements of Operations. The guidance, which required retrospective application, resulted in a reclassification of $20 million and $51 million for the three and six months ended April 30, 2018, respectively.
In the six months ended April 30, 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, net actuarial losses of $11 million and $2 million, respectively, were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $142 million and $9 million, respectively, were recognized in Other expense, net in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective January 1, 2019, we deposit the matching contribution monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $12 million and $20 million in the three and six months ended April 30, 2019, respectively, and $11 million and $18 million in the three and six months ended April 30, 2018, respectively.
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
9. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. We included an income tax benefit of $38 million in the first quarter for the tax effect of a group annuity contract purchase for certain retired pension plan participants as a significant unusual or infrequently occurring item. Other items included in income tax expense in the periods in which they occur include the tax effects of cumulative changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
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
The Tax Act also included many other provisions, including changes to limits on the deductions for executive compensation and interest expense, a tax on global intangible low‐taxed income (“GILTI”), the base erosion anti‐abuse tax and a deduction for foreign derived intangible income. We have included the impact of these provisions in our interim period tax calculations, which first apply to our taxable year beginning November 1, 2018. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is electing to account for taxes on GILTI as incurred.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2019, the amount of liability for uncertain tax positions was $21 million. The liability as of April 30, 2019 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties for the three and six months ended April 30, 2019 related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2019				As of October 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$23	$—	$—	$23	$101	$—	$—	$101
Derivative financial instruments:
Commodity forward contracts(A)	—	1	—	1	—	2	—	2
Foreign currency contracts(A)	—	1	—	1	—	—	—	—
Interest rate caps(B)	—	—	—	—	—	2	—	2
Total assets	$23	$2	$—	$25	$101	$4	$—	$105
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$2	$—	$2	$—	$—	$—	$—
Foreign currency contracts(C)	—	2	—	2	—	—	—	—
Guarantees	—	—	22	22	—	—	24	24
Total liabilities	$—	$4	$22	$26	$—	$—	$24	$24
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Guarantees, at beginning of period	$(21)	$(25)	$(24)	$(21)
Transfers out of Level 3	—	—	—	—
Net terminations (issuances)	(1)	(3)	1	(8)
Settlements	—	1	1	2
Guarantees, at end of period	$(22)	$(27)	$(22)	$(27)
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$199	$199	$203
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,582	1,582	1,563
6.625% Senior Notes, due 2026	—	1,127	—	1,127	1,084
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	53	53	53
Other(A)	—	—	41	41	41
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	1,214	1,214	1,213
Senior secured NFC Term Loan, due 2025	—	—	399	399	392
Bank credit facilities, due dates from 2019 through 2025	—	—	635	635	660
Commercial paper, program matures in 2022	47	—	—	47	47
Borrowings secured by operating and finance leases, due serially through 2024	—	—	83	83	83

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$180	$180	$183
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,597	1,597	1,570
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,083
4.75% Senior Subordinated Convertible Notes, due 2019(B)	412	—	—	412	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	122	122	122
Other	—	—	25	25	26
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	949	949	948
Senior secured NFC Term Loan, due 2025	—	—	400	400	394
Bank credit facilities, due dates from 2019 through 2025	—	—	511	511	519
Commercial paper, at variable rates, program matures in 2022	75	—	—	75	75
Borrowings secured by operating and finance leases, due serially through 2024	—	—	104	104	105
________________________

(A)	Excludes capital lease obligation debt of $1 million as of April 30, 2019.

(B)
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
Under the terms of the Navistar Capital Operating Agreement, Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together "BMO")) is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement contains a loss sharing arrangement for certain credit losses. Under the loss sharing arrangement, as amended, we generally reimburse BMO for credit losses in excess of the first 10% of the financed value of a contract; for certain leases we reimburse BMO for credit losses up to a maximum of the first 9.5% of the financed value of those lease contracts. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.6 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at both April 30, 2019 and October 31, 2018, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.5 billion at April 30, 2019 and October 31, 2018, respectively. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $45 million and $104 million and financed lease obligations of $53 million and $122 million, in our Consolidated Balance Sheets as of April 30, 2019 and October 31, 2018, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2019, the amount of stand-by letters of credit and surety bonds issued was $98 million.
In addition, as of April 30, 2019, we have $135 million of outstanding purchase commitments and contracts with $20 million of cancellation fees with expiration dates through 2025.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2019. The majority of these accrued liabilities are expected to be paid subsequent to 2020.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator and the discovery process commenced. On August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On May 2, 2018, the Committee submitted to the arbitrator a proposed schedule for the presentation of the issues to be addressed in the arbitration. On September 21, 2018, the arbitrator set a schedule to rule on all issues and determine final calculations in April 2020. In April 2019, the Company and the Committee submitted separate proposals for a new arbitration schedule and the arbitrator ordered a new arbitration schedule under which the arbitrator's final determination is expected by April 30, 2020. As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings were held on November 2, 2018 and February 22, 2019. Additional hearings may be scheduled in the future. Although not currently in arbitration, on February 14, 2019, the Committee sent the Company a notice of disagreement for the Supplemental Benefit Trust Profit Sharing Plan calculation for the year ended October 31, 2018, and subsequently filed a motion to enforce the 1993 Settlement Agreement requesting that the Court order the Company to respond within five days of the Court’s order, to the Committee’s requests for information related to the Supplemental Benefit Trust Profit Sharing Plan calculation for the year ending October 31, 2018. The Company provided the requested information, and the Court has not ruled on the motion to enforce.
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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint is barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. On June 26, 2018, the court conditionally overruled the defendants’ motion for summary judgment. The court bifurcated the case and conducted a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations in September 2018. On November 20, 2018, the Committee Members filed a motion for sanctions, alleging various discovery and trial misconduct by the defendants and requesting that the court enter judgment in favor of the Committee Members with respect to the statute of limitations issue and award attorneys’ fees to the Committee Members. On December 11, 2018, the defendants filed their opposition to the Committee Members’ motion for sanctions. On March 26, 2019, the court granted the Committee Members’ motion for sanctions and ordered that discovery related to the statute of limitations be re-opened through May 28, 2019, and on May 31, 2019, the court extended the statute of limitations discovery period to June 20, 2019. As a result, the Company must pay the Committee Members’ legal and other costs for the motion for sanctions and to conduct the additional discovery through June 20, 2019.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (approximately US$1 million as of April 30, 2019), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In June 2018, Selamix presented its Environmental Preliminary Assessment Report to the SC District Attorney and the other companies alleged to have contributed to the contamination and the report indicated that the entire property should be subject to further studies to confirm the type and extent of the contamination due to signs of buried residues in several areas. Selamix also presented commercial proposals from two additional companies specializing in environmental studies to perform the next steps of the technical work. The SC District Attorney then requested a third commercial proposal which will be presented and paid for by Selamix. A new district attorney recently assumed responsibility for this matter and we are awaiting its analysis of the actions to date.
IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (approximately US$1 million as of April 30, 2019). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. IIAA attempted to schedule a meeting with the New District Attorney’s technical experts. IIAA met with the New District Attorney on July 25, 2018. The New District Attorney has indicated that he will request information related to the status of the current remediation from CETESB. After receiving that information, the New District Attorney has indicated that he will schedule a meeting with IIAA to discuss the proposed terms of a potential settlement agreement and granted a third suspension on August 14, 2018 which ended on November 14, 2018. Although the suspension was technically terminated, the New District Attorney continued to evaluate the possibility of settlement. In February 2019, the New District Attorney requested a 120 day suspension, which was granted by the court and began on February 19, 2019.
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
From June 13-17, 2016, the court conducted a certification hearing in the N&C Action. On November 16, 2016, the court certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. The court in the N&C Action denied certification to persons who operated but did not buy the trucks in question. On November 2, 2017, NIC, NI, Navistar Canada Inc. and Harbour International Trucks filed a notice of appeal. On December 8, 2017, the plaintiff filed a notice of cross-appeal. Both the appeal and cross-appeal were heard by the British Columbia Court of Appeal on February 9, 2018. On August 1, 2018, the appellate court denied our appeal and granted, in part, N&C's cross-appeal and as such certified three narrow issues on whether misrepresentations were made in Navistar's advertising materials. On September 28, 2018, Navistar sought leave to appeal the certification decision to the Supreme Court of Canada, but leave was denied on March 28, 2019. The next step will be an attendance before the case management judge regarding the details of the notice of certification to be given to the class. No date for this attendance has been set.
On June 5, 2017, a hearing was held in the Quebec putative class action lawsuit captioned 4037308 Canada Inc. v. Navistar Canada Inc., NI, and NIC. At that hearing, the court ruled on certain motions regarding evidence related to certification but deferred a ruling on plaintiff’s proposed amendment to narrow the proposed class to Quebec-only purchasers and lessees of model year 2010-13 vehicles containing MaxxForce 11, 13, and 15 liter engines. On November 23, 2017, we filed a motion to stay the Quebec case until the British Columbia Court of Appeal rules on the certification order in the N&C Action. The stay motion was granted on December 7, 2017. The decision of the British Columbia Court of Appeal was provided to the Quebec court. On September 6, 2018, the stay was extended until the Supreme Court of Canada decides the application for leave to appeal in the N&C Action. The stay has since been removed, but no hearing date or certification schedule has been set.
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
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against NI in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, the Northern District of Alabama, and the District of New Jersey (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions name both NIC and NI, and allege matters substantially similar to the Canadian Actions. More specifically, one or more of the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.

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
The MDL Panel also consolidated into the MDL Action certain non-class action MaxxForce Advanced EGR engine lawsuits pending in the various federal district courts. Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action. Approximately 28 such actions are currently pending.
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
On May 27, 2016, Judge Gottschall entered a Case Management Order setting a July 13, 2017 date for plaintiffs' class certification motion. On November 30, 2016, the court entered an order referring discovery matters to a magistrate judge for supervision. Pursuant to the magistrate’s order, the parties jointly filed a new proposed case management order on January 25, 2017, which extended the fact discovery deadline to November 22, 2017. On January 31, 2017, the parties filed a joint motion with Judge Gottschall requesting adjustment of the class action briefing schedule to April 24, 2018. On February 2, 2017, Judge Gottschall granted the parties' motion extending the deadline to complete the class certification briefing to April 24, 2018. On February 6, 2017, the magistrate approved the parties' schedule set forth in the case management order jointly filed on January 25, 2017. In September 2017, the plaintiffs filed a motion to further extend the case deadlines. On October 5, 2017, Judge Gottschall entered an Agreed Order Extending the Discovery Cutoff ordering that fact discovery relevant to class certification be completed by March 13, 2018 and that the class certification briefing be completed by July 31, 2018. On March 5, 2018, Judge Gottschall extended the fact discovery deadline to May 25, 2018. Subsequent extensions followed. Fact discovery relevant to class certification is now complete.
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in eight new named plaintiffs. As a result, the total number of named plaintiffs is now 37 and three class action cases were dismissed entirely without prejudice because there were no longer any remaining plaintiffs in those cases. On August 16, 2018, Judge Gottschall entered a minute order setting a status hearing for September 26, 2018 in light of the ongoing settlement efforts of the parties. During the September 26, 2018 status hearing, the parties advised the court that additional settlement discussions were scheduled. Accordingly, on September 27, 2018 Judge Gottschall entered a minute order extending class plaintiffs' deadline to file a motion for class certification and supporting expert reports until November 16, 2018.  Since September 2018, Judge Gottschall has extended the deadlines for class certification briefing several times to allow for settlement discussions. On May 28, 2019, NIC and NI entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with certain named plaintiffs to settle the class actions consolidated in the U.S. Actions. On May 28, 2019, plaintiffs submitted the Settlement Agreement to the court for preliminary approval. The Settlement Agreement class consists of entities and natural persons who owned or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11 or 13 liter engine certified to meet EPA 2010 emissions standards without selective catalytic reduction technology, provided that vehicle was purchased or leased in the U.S.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Pursuant to the Settlement Agreement, among other things, (1) the parties will establish a non-reversionary common fund consisting of cash (the “Cash Fund”) and rebates (the “Rebate Fund”) with a total value of $135 million (the “Settlement Fund”); (2) NIC and NI will contribute $85 million to the Cash Fund, which will be used to pay all settlement fees and expenses, service awards, attorneys’ fees and costs, and cash payments to members of the settlement class; (3) NI will commit to make available rebates with a face value in the aggregate of $50 million to the Rebate Fund; and (4) the settlement class will release NIC and NI and their affiliates from all claims and potential claims arising from or related to the allegations in the U. S. Actions, except for claims for personal injury or damage to third-party property. The Settlement Agreement further provides that dollars or value remaining in either the Cash Fund or the Rebate Fund after claims are processed will be used to pay approved claims from the other fund if the other fund is oversubscribed (the “Waterfall”). Any Waterfall from the Rebate Fund to the Cash Fund is capped at $35 million. Finally, the Settlement Agreement states that NIC and NI deny all claims in the U.S. Actions, deny wrongdoing, liability or damage of any kind, and deny that NIC and NI acted improperly or wrongfully in any way.
The Settlement Agreement is subject to approval by the court, including possible appeals. If the court preliminarily approves the settlement, members of the class will be provided notice of the Settlement Agreement and an opportunity to object or opt out. Any members of the class who opt out will not receive any benefit from the Settlement Agreement or be bound by it. Following the notice and opportunity for objections and opt outs, the court will schedule a fairness hearing at which the court will determine whether the Settlement Agreement should be finally approved and whether the proposed Final Order and Judgment should be entered. Depending on opt out numbers and certain oversubscription numbers, NIC and NI or lead counsel for the class will have the option to withdraw from the Settlement Agreement.
On May 31, 2019, Judge Gottschall held a hearing on plaintiffs’ unopposed motion for preliminary approval of the Settlement Agreement. The court asked plaintiffs to supplement their motion with additional information by June 5, 2019.
On November 11, 2017, seven plaintiffs (the “Direct Action Plaintiffs”) in the MDL moved for a separate trial and discovery schedule independent of the class action schedule. On January 2, 2018, Judge Gottschall granted in part and denied in part the Direct Action Plaintiffs’ motion, allowing two of the Direct Action Plaintiffs to begin limited discovery on plaintiff-specific issues. The parties submitted competing proposed discovery schedules. In a minute order dated January 26, 2018, Judge Gottschall declined to enter either schedule but ordered the parties to confer on a schedule for prioritizing the plaintiff-specific discovery after the close of fact discovery relevant to class certification issues. The parties are currently engaged in discovery. One of the Direct Action Plaintiffs filed a motion for leave to file a First Amended Complaint on September 25, 2018 and that motion was granted by the court in a minute order dated December 13, 2018. The First Amended Complaint was filed on December 18, 2018 and our response was filed on January 8, 2019.
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
The hearing on these motions was held on December 1, 2017 and the court denied the Company's motions, denied Milan’s motion for pre-judgment interest and granted Milan $1.4 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. Briefing on the appeal was completed on March 18, 2019, and the Tennessee Court of Appeals set a hearing for oral arguments on June 19, 2019. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
Based on our assessment of the facts underlying the claims in the above actions, the Company has recorded a charge in the Company’s fiscal second quarter ended April 30, 2019 in the amount of $159 million as a reserve for its expected obligations under the Settlement Agreement as well as for current period liabilities and potential future settlements with respect to certain other MaxxForce Advanced EGR engine lawsuits that are not included in the Settlement Agreement. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.

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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$16 million as of April 30, 2019), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$32 million as of April 30, 2019) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.

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
On May 11, 2018, the arbitral tribunal issued a decision allowing the calculation to be made by the parties’ experts and scheduled the calculation phase hearing for August 16, 2018. On July 6, 2018, each party’s experts presented their reports indicating the calculation of the total amount due from each party to the other party. On August 6, 2018, the parties jointly filed a petition informing the arbitral tribunal that they reached an agreement as to the total amount due from each party to the other party. Pursuant to the agreement, Navitrucks agreed that it owes IIAA the total amount of R$107 million (approximately US$27 million as of April 30, 2019) after deducting the agreed amount of Navitrucks' claim against IIAA.
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
On August 23, 2018, IIAA filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$6 million (approximately US $2 million as of April 30, 2019). On the same date, Navitrucks filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$3 million (approximately US$1 million as of April 30, 2019). On September 18, 2018, the arbitral tribunal issued a decision (i) declaring the end of the evidence phase, (ii) ordering the parties to present their closing arguments on or before October 31, 2018, and (iii) stating that the final decision on the merits will be issued on or before December 20, 2018. On October 31, 2018, the parties submitted their closing arguments.
On or about March 1, 2019, IIAA and Navitrucks received the award of the arbitral tribunal. The award orders the Navitrucks entities to pay IIAA a total of R$107 million (approximately US $27 million as of April 30, 2019), subject to inflation adjustment and default interest. In addition, the arbitral tribunal ordered the Navitrucks entities to reimburse IIAA in the amount of R$3 million (approximately US$1 million as of April 30, 2019) for a portion of IIAA’s costs incurred in the arbitration. The parties will have 30 days from the date of receipt of the award to apply for the correction of errors and/or clarifications related to the award. On March 29, 2019, IIAA filed an application for clarifications related to certain clerical errors in the award. On April 22, 2019, the arbitral tribunal issued a decision ordering Navitrucks to submit any comments regarding the application for clarifications filed by IIAA on or before April 25, 2019 and indicated that the arbitral tribunal will issue a final award with respect to IIAA’s application for clarifications by May 25, 2019; however, it has not yet been issued. After the rendering of the final award with respect to IIAA’s application for clarifications, Navitrucks will be required to pay the amount of the judgment within 20 days.
We have not recorded a receivable related to this matter in our Consolidated Financial Statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In addition, two truck fleet owners in Brazil have separate adversarial proceedings pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. These other claims are not material either individually or in the aggregate.
California Air Resources Board Notice of Violation
On March 28, 2019, Navistar received a notice of violation ("NOV") from the California Air Resources Board ("CARB").   In the NOV, CARB alleges that Navistar failed to disclose a running change to 1,385 engines including certain model year 2013 to 2015 N13 engines and 2014 to 2015 N9/10 engines.  CARB alleges that the running change in question made modifications to the emissions control system such that the engines no longer conformed to the configuration as certified.  The Company is evaluating the NOV and is engaged in discussions with CARB.
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to original equipment manufacturers (OEMs) in South America. In addition, our Global Operations segment includes the operating results of our former joint venture in China with Anhui Jianghuai Automobile Co., Ltd ("JAC").

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2019
External sales and revenues, net	$2,287	$578	$80	$48	$3	$2,996
Intersegment sales and revenues	9	1	7	30	(47)	—
Total sales and revenues, net	$2,296	$579	$87	$78	$(44)	$2,996
Net income (loss) attributable to NIC	$(74)	$144	$3	$32	$(153)	$(48)
Income tax benefit	—	—	—	—	1	1
Segment profit (loss)	$(74)	$144	$3	$32	$(154)	$(49)
Depreciation and amortization	$26	$2	$2	$16	$3	$49
Interest expense	—	—	—	27	55	82
Equity in income (loss) of non-consolidated affiliates	2	—	—	—	1	3
Capital expenditures(B)	21	(1)	—	1	1	22

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2018
External sales and revenues, net	$1,688	$601	$89	$40	$4	$2,422
Intersegment sales and revenues	16	—	8	23	(47)	—
Total sales and revenues, net	$1,704	$601	$97	$63	$(43)	$2,422
Net income (loss) attributable to NIC	$42	$132	$1	$19	$(139)	$55
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$42	$132	$1	$19	$(132)	$62
Depreciation and amortization	$34	$1	$2	$14	$3	$54
Interest expense	—	—	—	21	58	79
Equity in income (loss) of non-consolidated affiliates	1	—	(1)	—	—	—
Capital expenditures(B)	30	1	—	—	(8)	23

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2019
External sales and revenues, net	$4,063	$1,124	$141	$95	$6	$5,429
Intersegment sales and revenues	30	3	19	57	(109)	—
Total sales and revenues, net	$4,093	$1,127	$160	$152	$(103)	$5,429
Net income (loss) attributable to NIC	$16	$288	$9	$63	$(413)	$(37)
Income tax benefit	—	—	—	—	20	20
Segment profit (loss)	$16	$288	$9	$63	$(433)	$(57)
Depreciation and amortization	$52	$3	$4	$32	$6	$97
Interest expense	—	—	—	56	111	167
Equity in income (loss) of non-consolidated affiliates	3	1	(1)	—	—	3
Capital expenditures(B)	52	1	1	2	10	66

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2018
External sales and revenues, net	$2,916		$1,165	$161	$78	$7	$4,327
Intersegment sales and revenues	39		4	17	44	(104)	—
Total sales and revenues, net	$2,955		$1,169	$178	$122	$(97)	$4,327
Net income (loss) attributable to NIC	$35		$269	$(6)	$39	$(355)	$(18)
Income tax expense	—		—	—	—	(22)	(22)
Segment profit (loss)	$35		$269	$(6)	$39	$(333)	$4
Depreciation and amortization	$69		$3	$5	$27	$5	$109
Interest expense	—	—	—	—	42	116	158
Equity in income of non-consolidated affiliates	1		1	(2)	—	—	—
Capital expenditures(B)	55		1	1	—	(4)	53
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $55 million and $108 million for the three and six months ended April 30, 2019, respectively, and $44 million and $85 million for the three and six months ended April 30, 2018, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2019	$2,120	$650	$306	$2,930	$1,060	$7,066
October 31, 2018	2,085	636	331	2,648	1,530	7,230

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2019	$(301)	$(1,490)	$(1,791)
Other comprehensive loss before reclassifications	(18)	—	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	23	23
Net current-period other comprehensive income (loss)	(18)	23	5
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive loss before reclassifications	(4)	(8)	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	146	146
Net current-period other comprehensive income (loss)	(4)	138	134
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2018	$(261)	$(1,893)	$(2,154)
Other comprehensive loss before reclassifications	(28)	—	(28)
Amounts reclassified out of accumulated other comprehensive loss	—	28	28
Net current-period other comprehensive income (loss)	(28)	28	—
Balance as of April 30, 2018	$(289)	$(1,865)	$(2,154)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$(283)	$(1,928)	$(2,211)
Other comprehensive loss before reclassifications	(6)	(2)	(8)
Amounts reclassified out of accumulated other comprehensive loss	—	65	65
Net current-period other comprehensive income (loss)	(6)	63	57
Balance as of April 30, 2018	$(289)	$(1,865)	$(2,154)
The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

		Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	Location in Consolidated Statements of Operations	2019	2018	2019	2018
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$23	$29	$47	$57
Settlements	Other expense, net	—	—	142	9
	Total before tax	23	29	189	66
	Income tax benefit	—	(1)	(43)	(1)
Total reclassifications for the period, net of tax		$23	$28	$146	$65
14. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$(48)	$55	$(37)	$(18)

Denominator:
Weighted average shares outstanding:
Basic	99.2	98.8	99.2	98.7
Effect of dilutive securities	—	0.7	—	—
Diluted	99.2	99.5	99.2	98.7

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(0.48)	$0.56	$(0.37)	$(0.18)
Diluted	(0.48)	0.55	(0.37)	(0.18)
The conversion rate on our 4.5% Senior Subordinated Convertible Notes due 2018 (the "2018 Convertible Notes") was 17.1233 shares of common stock per $1,000 principal amount of 2018 Convertible Notes, equivalent to an initial conversion price of approximately $58.40 per share of common stock. The 2018 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share when our average stock price was less than $58.40. The 2018 Convertible Notes were fully repaid upon maturity in October 2018, and none were converted into shares of our common stock.
The conversion rate on our 4.75% Senior Subordinated Convertible Notes due 2019 (the “2019 Convertible Notes”) was 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share when our average stock price was less than $54.07. The 2019 Convertible Notes were fully repaid upon maturity in April 2019 and none were converted into shares of our common stock.
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For both the three months and six months ended April 30, 2019, as well as the six months ended April 30, 2018, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.
For the three and six months ended April 30, 2018, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. The aggregate shares not included were 13.3 million and 14.2 million, respectively, which was primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

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
Second Quarter Summary
During the second quarter of 2019, we continued to take actions to build upon our 2018 accomplishments. The areas of focus centered around: continuing to be customer-centric, driving operational excellence, improving on our Core business, business transformation, leveraging the TRATON Group strategic alliance, developing our team-based organization and our winning culture. We believe our strategy will enable us to be the number one and the most customer focused, innovative and value-creating truck and bus solution provider in the Americas.
In March 2019, we entered a service partnership agreement with Love’s Travel Stops, which adds more than 315 Love’s Truck Tire Care and Speedco locations to the International® service network, creating the commercial transportation industry’s largest service network and bringing the total International® service network to more than 1,000 locations in North America. Building on our commitment to Uptime leadership, this partnership will expand our customers’ access to same-day service for a wide array of light mechanical repairs, and will also provide customers with increased repair velocity.
In April 2019, we repaid in full our 4.75% Senior Subordinated Convertible Notes issued in March 2014. The repayment of the outstanding principal of $411 million at maturity was funded with cash on hand.
In May 2019, we and certain plaintiffs in the outstanding putative United States class action lawsuits related to Model Year 2011-2014 Class 8 trucks sold in the U.S. with the Company’s 11 and 13-liter EGR only engines entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the putative class action lawsuits pending in the United States. During the second quarter, we incurred charges of $159 million to address the expected obligations under the Settlement Agreement, as well as the costs associated with current period liabilities and future potential settlements with respect to certain other MaxxForce Advanced EGR engine lawsuits that are not included in the Settlement Agreement. The Settlement Agreement remains subject to approval by the court. We expect that this preliminary step toward the settlement of these United States class action lawsuits will accelerate our efforts to address legacy engine issues.
Financial Summary
Continuing Operations Results — In the second quarter of 2019, our consolidated net sales and revenues were $3.0 billion, a 24% increase compared to the prior year quarter. In the first half of 2019, our consolidated net sales and revenues were $5.4 billion, a 25% increase compared to the first half of 2018. The increase for both periods reflects higher volumes from our Truck segment.
In the second quarter and first half of 2019, we incurred a loss before income taxes of $44 million and $46 million, respectively, compared to income of $68 million and $17 million in the respective prior year periods. Our gross margin increased by $68 million and $149 million in the second quarter and first half of 2019, respectively, primarily due to the impact of higher volumes.

In the second quarter and first half of 2019, we recognized an income tax benefit of $1 million and $20 million, respectively, compared to income tax expense of $7 million and $22 million in the respective prior year periods. The year over year income tax benefit is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter. Other year over year differences include the impact of earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.
In the second quarter and first half of 2019, after income taxes, we had net loss attributable to Navistar International Corporation ("NIC") of $48 million and $37 million, or $0.48 and $0.37 per diluted loss share, respectively, compared to net income of $55 million and a net loss of $18 million, or $0.55 per diluted income share and $0.18 per diluted loss share in the respective prior year periods.
In the second quarter and first half of 2019, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $55 million and $151 million, respectively, compared to $174 million and $229 million in the comparable prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the second quarter and first half of 2019 was $224 million and $397 million, respectively, compared to $182 million and $286 million in the comparable prior year period. In the second quarter and first half of 2019, adjusted consolidated net income (loss) attributable to NIC, excluding certain net impacts ("Adjusted Net Income"), was $105 million and $162 million, respectively, compared to $67 million and $43 million in the comparable prior year period. EBITDA, Adjusted EBITDA, and Adjusted Net Income are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.
We ended the second quarter of 2019 with $1.0 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.4 billion as of October 31, 2018. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, an increase in finance receivables and inventories, higher capital expenditures, an increase in the purchase of equipment leased to others and a net decrease in notes and debt outstanding mostly due to the repayment of our convertible notes partially offset by increases in accounts payable and other current liabilities and proceeds from the sale of a majority interest in our former defense business, ND Holdings, LLC (“Navistar Defense”) and the sale of our joint venture in China with JAC.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended April 30, 2019 as compared to the quarter ended April 30, 2018

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales and revenues, net	$2,996	$2,422	$574	24%	$5,429	$4,327	$1,102	25%
Costs of products sold	2,493	1,987	506	25%	4,472	3,519	953	27%
Restructuring charges	1	1	—	—%	1	(2)	3	150%
Asset impairment charges	1	1	—	—%	3	3	—	—%
Selling, general and administrative expenses	373	200	173	87%	559	391	168	43%
Engineering and product development costs	75	75	—	—%	161	150	11	7%
Interest expense	82	79	3	4%	167	158	9	6%
Other expense, net	18	11	7	64%	115	91	24	26%
Total costs and expenses	3,043	2,354	689	29%	5,478	4,310	1,168	27%
Equity in income of non-consolidated affiliates	3	—	3	100%	3	—	3	100%
Income (loss) before income tax	(44)	68	(112)	(165)%	(46)	17	(63)	(371)%
Income tax benefit (expense)	1	(7)	8	114%	20	(22)	42	(191)%
Net income (loss)	(43)	61	(104)	(170)%	(26)	(5)	(21)	(420)%
Less: Net income attributable to non-controlling interests	5	6	(1)	(17)%	11	13	(2)	(15)%
Net income (loss) attributable to Navistar International Corporation	$(48)	$55	$(103)	(187)%	$(37)	$(18)	$(19)	(106)%

Diluted income (loss) per share(A)	$(0.48)	$0.55	$(1.03)	(187)%	$(0.37)	$(0.18)	$(0.19)	(106)%
Diluted weighted average shares outstanding	99.2	99.5	(0.3)	—%	99.2	98.7	0.5	1%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Truck	$2,296	$1,704	$592	35%	$4,093	$2,955	$1,138	39%
Parts	579	601	(22)	(4)%	1,127	1,169	(42)	(4)%
Global Operations	87	97	(10)	(10)%	160	178	(18)	(10)%
Financial Services	78	63	15	24%	152	122	30	25%
Corporate and Eliminations	(44)	(43)	(1)	(2)%	(103)	(97)	(6)	(6)%
Total	$2,996	$2,422	$574	24%	$5,429	$4,327	$1,102	25%

In the second quarter and first half of 2019, our Truck segment net sales increased by $592 million and $1,138 million, or 35% and 39%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in sales of GM-branded units manufactured for GM, an increase in Mexico sales and pricing, partially offset by the impact of the sale of a majority interest in Navistar Defense and a decrease in export sales. In the second quarter of 2019, chargeouts from our Core markets increased by 35% compared to the second quarter of 2018. In the first half of 2019, chargeouts from our Core markets increased by 42% compared to the first half of 2018.
In the second quarter and first half of 2019, our Parts segment net sales decreased by $22 million and $42 million, respectively, or 4% for both periods. The decrease is primarily due to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue and lower BDP sales, partially offset by higher sales in our North American markets.
In the second quarter and first half of 2019, our Global Operations segment net sales decreased by $10 million and $18 million, respectively, or 10% for both periods. The decrease is primarily driven by economic conditions in our South America engine operations and the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 13% compared with the prior year period.
In the second quarter and first half of 2019, our Financial Services segment net revenues increased by $15 million and $30 million, or 24% and 25%, respectively. The increase is primarily driven by higher interest rates, higher average finance receivables in the U.S., and higher operating lease balances in the U.S. and Mexico.
Costs of products sold
In the second quarter and first half of 2019, Costs of products sold increased by $506 million and $953 million, or 25% and 27%, respectively. The increase was primarily driven by the impact of higher volumes in our Core markets. The increase is partially offset by the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue.
In the second quarter and first half of 2019, we recorded charges of $9 million and $2 million in our Truck segment for adjustments to pre-existing warranties compared to a benefit of $6 million and zero in the respective prior year periods. We had a charge primarily due to an increase in claim frequency across both the Medium Duty and Big Bore engine families. The impact increased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
Engineering and product development costs
In the second quarter of 2019, Engineering and product development costs were comparable to the prior year period. In the first half of 2019, Engineering and product development costs increased by $11 million or 7% compared with the prior year period. This increase is primarily due to our development agreements with TRATON Group involving the expense of certain powertrain development costs.
SG&A expenses
In the second quarter and first half of 2019, SG&A expenses increased by $173 million and $168 million, or 87% and 43%, respectively. This increase is primarily attributable to the MaxxForce Engine EGR class action settlement and related litigation charges of $159 million in our Truck segment. For more information on our legal proceedings, see Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements.
Other expense, net
In the second quarter and first half of 2019, Other expenses increased by $7 million and $24 million, or 64% and 26%, respectively, compared to the prior year periods. The increase in the first half of the year was primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement. As a result, we recorded pension settlement accounting charges of $142 million compared to $9 million in the prior year period. The increase was partially offset by a gain of $54 million related to the sale of a majority interest in Navistar Defense and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment. The increase was also partially offset by $46 million of non-recurring charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our previous 8.25% senior notes, due 2022 ("8.25% Senior Notes") and refinancing of our previous Senior Secured Term Loan Credit Facility ("Term Loan") in the first quarter of 2018.

Income tax benefit (expense)
In the second quarter and first half of 2019, our income tax benefit (expense) increased by $8 million and $42 million, respectively. The year over year income tax benefit is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter. Other year over year differences include the impact of earnings, geographical mix and certain discrete items. The impact of income taxes on U.S. operations was limited to current state income taxes, and other discrete items, due in part to the deferred tax valuation allowances on the U.S. deferred tax assets.
Net income (loss) attributable to non-controlling interests
Net income (loss) attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of the net income attributable to non-controlling interests in 2019 and 2018 relates to Ford Motor Company's non-controlling interest in BDP.
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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Truck segment sales, net	$2,296	$1,704	$592	35%	$4,093	$2,955	$1,138	39%
Truck segment profit (loss)	(74)	42	(116)	(276)%	16	35	(19)	(54)%
Segment sales
In the second quarter and first half of 2019, our Truck segment net sales increased by $592 million and $1,138 million, respectively, or 35% and 39%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in sales of GM-branded units manufactured for GM, an increase in Mexico sales, and pricing, partially offset by the impact of the sale of a majority interest in Navistar Defense and a decrease in export sales.
In the second quarter of 2019, chargeouts from our Core markets increased by 35% compared to the second quarter of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 48% increase in Class 8 heavy trucks, a 45% increase in Class 8 severe service trucks, a 31% increase in medium trucks, and a 14% increase in school buses.
In the first half of 2019, chargeouts from our Core markets increased by 42% compared to the first half of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 64% increase in Class 8 heavy trucks, a 34% increase in medium trucks, a 32% increase in Class 8 severe service trucks, and a 21% increase in school buses.
Segment results
In the second quarter and first half of 2019, our Truck segment results declined by $116 million and $19 million, or 276% and 54%, respectively. The decline is primarily attributable to charges related to a MaxxForce engine EGR class action settlement, higher material costs and the impact of the sale of a majority interest in Navistar Defense, partially offset by the impact of higher volumes in our Core markets. The first half of 2019 was also impacted by higher other income.
In the second quarter and first half of 2019, we recorded charges of $9 million and $2 million, respectively, for adjustments to pre-existing warranties compared to a benefit of $6 million and zero in the respective prior year periods. We had a charge primarily due to an increase in claim frequency across both the Medium Duty and Big Bore engine families. The impact increased the reserve for our standard warranty obligations as well as the loss positions related to our Big Bore extended service contracts.
In the first half of 2019, we recorded a gain of $54 million related to the sale of a 70% equity interest in Navistar Defense in Other expense, net in our Consolidated Statements of Operations.

Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Parts segment sales, net	$579	$601	$(22)	(4)%	$1,127	$1,169	$(42)	(4)%
Parts segment profit	144	132	12	9%	288	269	19	7%
Segment sales
In the second quarter and first half of 2019, our Parts segment net sales decreased by $22 million and $42 million, respectively, or 4% for both periods. The decrease is primarily due to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue and lower BDP sales, partially offset by higher sales in our North American markets.
Segment profit
In the second quarter and first half of 2019, our Parts segment profit increased by $12 million and $19 million, or 9% and 7%, respectively, primarily due to higher U.S. margins and lower intercompany access fees, partially offset by lower BDP volumes. The first half of 2019 was also impacted by higher freight-related expenses.  Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Global Operations segment sales, net	$87	$97	$(10)	(10)%	$160	$178	$(18)	(10)%
Global Operations segment profit (loss)	3	1	2	200%	9	(6)	15	250%
Segment sales
In the second quarter and first half of 2019, our Global Operations segment net sales decreased by $10 million and $18 million, or 10% for both periods. The decrease is primarily driven by economic conditions in our South America engine operations and the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 13% compared with the prior year period.
Segment results
In the second quarter and first half of 2019, our Global Operations segment results improved by $2 million and $15 million, or 200% and 250%, respectively. The results are primarily driven by the impact of a shift in product mix, and the impact of prior year cost-reduction actions. The first half of 2019 was also impacted by higher other income of $5 million related to the sale of our former joint venture in China with JAC.
Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Financial Services segment revenues, net	$78	$63	$15	24%	$152	$122	$30	25%
Financial Services segment profit	32	19	13	68%	63	39	24	62%
Segment revenues
In the second quarter and first half of 2019, our Financial Services segment net revenues increased by $15 million and $30 million, or 24% and 25%, respectively. The increase is primarily driven by higher interest rates, higher average finance receivables in the U.S., and higher operating lease balances in the U.S. and Mexico.

Segment profit
In the second quarter and first half of 2019, our Financial Services segment profit increased by $13 million and $24 million, or 68% and 62%, respectively. The increase is primarily driven by higher revenues, and higher other income from an intercompany loan from our Financial Services operations to our Manufacturing operations, and improvements to our funding strategy. The increase was partially offset by higher interest expense relating to rates and finance receivable funding requirements, as well as higher depreciation expense on operating leases.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	4,800	5,100	(300)	(6)%	10,700	11,100	(400)	(4)%
Class 6 and 7 medium trucks	28,100	26,000	2,100	8%	54,800	48,900	5,900	12%
Class 8 heavy trucks	57,000	45,500	11,500	25%	114,300	89,500	24,800	28%
Class 8 severe service trucks	18,300	17,300	1,000	6%	36,100	34,400	1,700	5%
Total Core markets	108,200	93,900	14,300	15%	215,900	183,900	32,000	17%
Combined class 8 trucks	75,300	62,800	12,500	20%	150,400	123,900	26,500	21%
Navistar Core retail deliveries	20,900	16,400	4,500	27%	38,600	29,600	9,000	30%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	29.8%	25.5%	24.9%	21.9%	26.3%
Class 8 heavy trucks	15.1%	12.1%	16.9%	12.7%	13.4%
Class 8 severe service trucks	12.6%	11.7%	16.5%	11.2%	11.7%
Combined class 8 trucks	14.5%	12.0%	16.8%	12.3%	12.9%
Truck Orders, net
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less order cancellations made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks and buses. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand and, from time to time, incentives to the dealers. Increases in stock orders typically translate to higher future chargeouts. The following table summarizes our approximate net orders for Core units:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	6,200	4,100	2,100	51%	9,500	7,100	2,400	34%
Class 6 and 7 medium trucks	7,400	7,100	300	4%	19,000	16,100	2,900	18%
Class 8 heavy trucks	7,400	9,700	(2,300)	(24)%	19,500	19,000	500	3%
Class 8 severe service trucks	4,000	3,700	300	8%	6,800	6,000	800	13%
Total Core markets	25,000	24,600	400	2%	54,800	48,200	6,600	14%
Combined class 8 trucks	11,400	13,400	(2,000)	(15)%	26,300	25,000	1,300	5%

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

	As of April 30,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	6,100	4,000	2,100	53%
Class 6 and 7 medium trucks	17,400	9,500	7,900	83%
Class 8 heavy trucks	23,200	14,300	8,900	62%
Class 8 severe service trucks	8,900	4,200	4,700	112%
Total Core markets	55,600	32,000	23,600	74%
Combined class 8 trucks	32,100	18,500	13,600	74%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	3,300	2,900	400	14%	5,800	4,800	1,000	21%
Class 6 and 7 medium trucks	8,900	6,800	2,100	31%	15,000	11,200	3,800	34%
Class 8 heavy trucks	8,600	5,800	2,800	48%	16,400	10,000	6,400	64%
Class 8 severe service trucks	2,900	2,000	900	45%	5,400	4,100	1,300	32%
Total Core markets	23,700	17,500	6,200	35%	42,600	30,100	12,500	42%
Non "Core" defense	—	200	(200)	(100)%	100	400	(300)	(75)%
Other markets(A)	5,500	2,300	3,200	139%	7,200	3,400	3,800	112%
Total worldwide units	29,200	20,000	9,200	46%	49,900	33,900	16,000	47%
Combined class 8 trucks	11,500	7,800	3,700	47%	21,800	14,100	7,700	55%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 2,500 and 2,700 General Motors ("GM")-branded units sold to GM for the three and six months ended April 30, 2019, respectively.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	April 30, 2019	October 31, 2018
Consolidated cash and cash equivalents	$977	$1,320
Consolidated marketable securities	23	101
Consolidated cash, cash equivalents, and marketable securities	$1,000	$1,421

	As of
(in millions)	April 30, 2019	October 31, 2018
Manufacturing operations	$950	$1,362
Financial Services operations	50	59
Consolidated cash, cash equivalents, and marketable securities	$1,000	$1,421
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature. Consolidated cash, cash equivalents, and marketable securities totaled $1.0 billion as of April 30, 2019.
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
We have capacity under our various debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. Our 4.75% Senior Subordinated Convertible Notes were fully repaid upon maturity in April 2019, with cash on hand.
In May 2019, NFC increased the capacity of its revolving bank credit facility from $269 million to $748 million and extended the maturity from September 2021 to May 2024. The additional capacity was used, in part, to fully repay the senior secured NFC Term Loan balance of $398 million.
In April 2019, we increased the capacity of our retail accounts funding facility from $100 million to $150 million. Also in April 2019, we temporarily increased the capacity of our wholesale variable funding facility from $350 million to $550 million until the earlier of June 28, 2019, or the completion of a qualifying wholesale asset-backed term facility.
Our Manufacturing operations sold $4.9 billion of wholesale notes and accounts receivable to our Financial Services operations during the six months ended April 30, 2019. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.9 billion as of April 30, 2019. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $277 million as of April 30, 2019.

Included in loans made from Financial Services operations to Manufacturing operations is an unsecured loan balance with NFC of $200 million and $150 million as of April 30, 2019 and October 31, 2018, respectively. Also included in loans made from Financial Services operations to Manufacturing operations is an intercompany financing from NFC that is secured by a first priority lien on used truck inventory, and certain related assets (the "Intercompany Used Truck Loan"). As of April 30, 2019 and October 31, 2018, our borrowings under the Intercompany Used Truck Loan were $40 million and zero, respectively. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. During the three months ended April 30, 2019, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million compared to the same period in 2018.
Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of April 30, 2019 and October 31, 2018, the borrowings of our Manufacturing operations in Mexico under these loan agreements were $30 million and $55 million, respectively.
As of April 30, 2019, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $260 million, and there were no borrowings under NI's asset-based credit facility which is currently used to secure outstanding letters of credit.
Cash Flow Overview

	Six Months Ended April 30, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(83)	$(107)	$(190)
Net cash provided by (used in) investing activities	97	(60)	37
Net cash provided by (used in) financing activities	(342)	268	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(4)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	(334)	97	(237)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$961	$247	$1,208

	Six Months Ended April 30, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(39)	$(59)	$(98)
Net cash provided by (used in) investing activities	236	(48)	188
Net cash provided by financing activities	209	60	269
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(1)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	400	(48)	352
Cash, cash equivalents and restricted cash at beginning of the period	690	150	840
Cash, cash equivalents and restricted cash at end of the period	$1,090	$102	$1,192
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $83 million and $39 million in the six months ended April 30, 2019 and 2018, respectively. The higher use of cash from operating activities in 2019 compared to 2018 was primarily attributable to an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, a lower increase in accounts payable, a lower decrease in accounts receivable, and increases in other current assets, partially offset by a lower increase in inventories and higher net income.
Cash paid for interest, net of amounts capitalized, was $103 million and $122 million in the six months ended April 30, 2019 and 2018, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $97 million and $236 million in the six months ended April 30, 2019 and 2018, respectively. The decrease in cash flow from investing activities in 2019 compared to 2018 was primarily attributable to lower net liquidations of marketable securities and an increase in capital expenditures, partially offset by decreases in the purchase of marketable securities and equipment leased to others, higher maturities of marketable securities, proceeds from the sale of a majority interest in Navistar Defense, and the sale of our joint venture in China with JAC.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $342 million in the six months ended April 30, 2019, compared to cash provided by financing activities of $209 million in the six months ended April 30, 2018. The net decrease in cash flow from financing activities in 2019 compared to 2018 was primarily attributable to the maturity and repayment of our 4.75% Senior Subordinated Convertible Notes in April 2019, lower proceeds from the issuance of long-term debt, and lower proceeds from finance lease obligations, partially offset by lower payments on long-term debt, a decrease in the amount of debt issuance costs, and proceeds from loans made from Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $107 million in the six months ended April 30, 2019, compared to $59 million in the six months ended April 30, 2018. The increase in cash used in operating activities compared to 2018 was primarily due to an increase in net originations of finance receivables.
Cash paid for interest, net of amounts capitalized, was $49 million and $36 million for the six months ended April 30, 2019 and 2018, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $60 million and $48 million in the six months ended April 30, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $268 million in the six months ended April 30, 2019, compared to $60 million in the six months ended April 30, 2018. The increase was primarily due to the increase in borrowings to fund the increase in net originations of finance receivables and the increase in purchases of equipment leased to others. Additionally, borrowings increased due to the accumulation of principal for the repayment of wholesale investor notes maturing in June 2019.

Non-GAAP Financial Performance Measures
EBITDA, Adjusted EBITDA and Adjusted Net Income, which exclude certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.
We believe these non-GAAP measures provide meaningful information about the performance of our business and therefore we use them to supplement our U.S. GAAP reporting. We believe that they improve the comparability of year-to-year results and are representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information for an additional analysis of our operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide additional measures of performance.
EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Net Income (loss) attributable to NIC	$(48)	$55	$(37)	$(18)
Plus:
Depreciation and amortization expense	49	54	97	109
Manufacturing interest expense(A)	55	58	111	116
Adjusted for:
Income tax benefit (expense)	1	(7)	20	(22)
EBITDA	$55	$174	$151	$229
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Interest expense	$82	$79	$167	$158
Less: Financial services interest expense	27	21	56	42
Manufacturing interest expense	$55	$58	$111	$116
Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
EBITDA (reconciled above)	$55	$174	$151	$229
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	9	6	2	—
Asset impairment charges(B)	1	1	3	3
Restructuring of manufacturing operations(C)	1	1	1	(2)
MaxxForce Advanced EGR engine lawsuits(D)	159	—	159	1
Gain on sales(E)	—	—	(59)	—
Debt refinancing charges(F)	—	—	—	46
Pension settlement(G)	—	—	142	9
Settlement gain(H)	(1)	—	(2)	—
Total adjustments	169	8	246	57
Adjusted EBITDA	$224	$182	$397	$286

Adjusted Net Income (loss) attributable to NIC:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Net income (loss) attributable to NIC	$(48)	$55	$(37)	$(18)
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	9	6	2	—
Asset impairment charges(B)	1	1	3	3
Restructuring of manufacturing operations(C)	1	1	1	(2)
MaxxForce Advanced EGR engine lawsuits(D)	159	—	159	1
Gain on sales(E)	—	—	(59)	—
Debt refinancing charges(F)	—	—	—	46
Pension settlement(G)	—	—	142	9
Settlement gain(H)	(1)	—	(2)	—
Total adjustments	169	8	246	57
Tax effect (I)	(16)	4	(47)	4
Adjusted Net income (loss) attributable to NIC	$105	$67	$162	$43
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

(B)
In the second quarter and first half of 2019, we recorded $1 million and $3 million, respectively, of asset impairment charges relating to certain assets under operating leases in our Truck segment. In the second quarter and first half of 2018, we recorded $1 million and $3 million, respectively, of asset impairment charges related to the sale of our railcar business in Cherokee, Alabama and certain assets under operating leases in our Truck segment.

(C)
In the second quarter and first half of 2019, we recorded a restructuring charge of $1 million in our Truck segment. In the second quarter and first half of 2018, we recorded a charge of $1 million and a benefit of $2 million, respectively, related to adjustments for restructuring in our Truck, Global Operations and Corporate segments.

(D)
In the second quarter and first half of 2019, we recognized a charge of $159 million related to MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck segment. In the first half of 2018, we recognized a charge of $1 million for a jury verdict related to the MaxxForce Advanced EGR engine lawsuits in our Truck segment.

(E)
In the first half of 2019, we recognized a gain of $54 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(F)
In the first half of 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our previously existing 8.25% Senior Notes and the refinancing of our previously existing Term Loan in Corporate.

(G)
In the first half of 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million and $9 million, respectively, in Other expense, net in Corporate.

(H)
In the second quarter and first half of 2019, we recorded interest income of $1 million and $2 million, respectively, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.

(I)	Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the six months ended April 30, 2019, there have been no material changes in our pension plan funding policies.
For the three and six months ended April 30, 2019, we contributed zero and $131 million, respectively, to our pension plans (the "Plans") to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We currently anticipate additional contributions of approximately $9 million to the Plans during the remainder of 2019. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2020 through 2022, we will be required to contribute $175 million to $200 million per year to the Plans, depending on asset performance and discount rates.
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
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024, but has not to date formally commenced any further NOx regulations. The EPA and the California Air Resources Board (CARB) may also consider other actions, including extended emission warranties. On April 18, 2019, CARB released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. However, CARB has not issued these as formal regulatory proposals. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2019. During the six months ended April 30, 2019, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the six months ended April 30, 2019, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the six months ended April 30, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2018.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 4, 2019