Form 10-Q
period 2019-07-31
NAVISTAR INTERNATIONAL CORP
filed 2019-09-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.
   Commission file number 1-9618
___________________________________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware		36-3359573
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2701 Navistar Drive
Lisle	Illinois	60532
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (331) 332-5000
______________________________________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10	NAV	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	NAV-D	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of August 31, 2019, the number of shares outstanding of the registrant’s common stock was 99,205,588, net of treasury shares.

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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2019	2018	2019	2018
Sales and revenues
Sales of manufactured products, net	$2,996	$2,566	$8,330	$6,815
Finance revenues	46	40	141	118
Sales and revenues, net	3,042	2,606	8,471	6,933
Costs and expenses
Costs of products sold	2,501	2,096	6,973	5,615
Restructuring charges	—	1	1	(1)
Asset impairment charges	3	8	6	11
Selling, general and administrative expenses	167	222	726	613
Engineering and product development costs	81	72	242	222
Interest expense	76	82	243	240
Other expense (income), net	25	(55)	140	36
Total costs and expenses	2,853	2,426	8,331	6,736
Equity in income of non-consolidated affiliates	1	—	4	—
Income before income tax	190	180	144	197
Income tax expense	(29)	(3)	(9)	(25)
Net income	161	177	135	172
Less: Net income attributable to non-controlling interests	5	7	16	20
Net income attributable to Navistar International Corporation	$156	$170	$119	$152

Income per share attributable to Navistar International Corporation:
Basic	$1.57	$1.72	$1.20	$1.54
Diluted	1.56	1.71	1.20	1.53

Weighted average shares outstanding:
Basic	99.4	99.0	99.2	98.8
Diluted	99.7	99.7	99.5	99.6

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net income	$161	$177	$135	$172
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(13)	5	(19)
Defined benefit plans, net of tax	23	29	161	92
Total other comprehensive income	32	16	166	73
Comprehensive income	193	193	301	245
Less: Net income attributable to non-controlling interests	5	7	16	20
Total comprehensive income attributable to Navistar International Corporation	$188	$186	$285	$225

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of July 31, 2019	As of October 31, 2018
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,160	$1,320
Restricted cash and cash equivalents	79	62
Marketable securities	3	101
Trade and other receivables, net	429	456
Finance receivables, net	2,187	1,898
Inventories, net	1,195	1,110
Other current assets	273	189
Total current assets	5,326	5,136
Restricted cash	57	63
Trade and other receivables, net	12	49
Finance receivables, net	275	260
Investments in non-consolidated affiliates	33	50
Property and equipment (net of accumulated depreciation and amortization of $2,463 and $2,498, respectively)	1,290	1,370
Goodwill	38	38
Intangible assets (net of accumulated amortization of $142 and $140, respectively)	27	30
Deferred taxes, net	124	121
Other noncurrent assets	112	113
Total assets	$7,294	$7,230
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$676	$946
Accounts payable	1,806	1,606
Other current liabilities	1,323	1,255
Total current liabilities	3,805	3,807
Long-term debt	4,528	4,521
Postretirement benefits liabilities	1,929	2,097
Other noncurrent liabilities	692	731
Total liabilities	10,954	11,156
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,730	2,731
Accumulated deficit	(4,501)	(4,593)
Accumulated other comprehensive loss	(1,754)	(1,920)
Common stock held in treasury, at cost (3.9 and 4.2 shares, respectively)	(150)	(161)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,663)	(3,931)
Stockholders’ equity attributable to non-controlling interests	3	5
Total stockholders’ deficit	(3,660)	(3,926)
Total liabilities and stockholders’ deficit	$7,294	$7,230

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$135	$172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99	107
Depreciation of equipment leased to others	45	53
Deferred taxes, including change in valuation allowance	(41)	(3)
Asset impairment charges	6	11
Gain on sales of investments and businesses, net	(56)	—
Amortization of debt issuance costs and discount	15	23
Stock-based compensation	20	27
Provision for doubtful accounts	8	6
Equity in income of non-consolidated affiliates, net of dividends	(3)	4
Write-off of debt issuance costs and discount	6	43
Other non-cash operating activities	(6)	(17)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(124)	(606)
Net cash provided by (used in) operating activities	104	(180)
Cash flows from investing activities
Purchases of marketable securities	—	(214)
Sales of marketable securities	—	460
Maturities of marketable securities	98	29
Capital expenditures	(90)	(79)
Purchases of equipment leased to others	(130)	(142)
Proceeds from sales of property and equipment	12	9
Proceeds from sales of investments and businesses	100	(3)
Other investing activities	1	—
Net cash provided by (used in) investing activities	(9)	60
Cash flows from financing activities
Proceeds from issuance of securitized debt	331	32
Principal payments on securitized debt	(300)	(50)
Net change in secured revolving credit facilities	120	64
Proceeds from issuance of non-securitized debt	144	3,210
Principal payments on non-securitized debt	(988)	(2,669)
Net change in notes and debt outstanding under revolving credit facilities	469	(52)
Debt issuance costs	(9)	(36)
Proceeds from financed lease obligations	13	48
Proceeds from exercise of stock options	3	7
Dividends paid by subsidiaries to non-controlling interest	(18)	(19)
Other financing activities	(2)	(17)
Net cash provided by (used in) financing activities	(237)	518
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	(149)	382
Cash, cash equivalents and restricted cash at beginning of the period	1,445	840
Cash, cash equivalents and restricted cash at end of the period	$1,296	$1,222

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income	—	—	—	119	—	—	16	135
Total other comprehensive income	—	—	—	—	166	—	—	166
ASC-606 modified retrospective adoption	—	—	—	(27)	—	—	—	(27)
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(10)	—	—	11	—	1
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(18)	(18)
Balance as of July 31, 2019	$2	$10	$2,730	$(4,501)	$(1,754)	$(150)	$3	$(3,660)
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income	—	—	—	152	—	—	20	172
Total other comprehensive income	—	—	—	—	73	—	—	73
Stock-based compensation	—	—	9	—	—	—	—	9
Stock ownership programs	—	—	(10)	—	—	16	—	6
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(19)	(19)
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Balance as of July 31, 2018	$2	$10	$2,731	$(4,781)	$(2,138)	$(163)	$5	$(4,334)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $28 million and $39 million as of July 31, 2019 and October 31, 2018, respectively, and liabilities of $3 million and $4 million, at each date. As of July 31, 2019 and October 31, 2018, assets include $3 million and $4 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $1.1 billion and $994 million as of July 31, 2019 and October 31, 2018, respectively, and liabilities of $956 million and $852 million as of July 31, 2019 and October 31, 2018, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $465 million and $370 million as of July 31, 2019 and October 31, 2018, respectively, and corresponding liabilities of $253 million and $205 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. For the three and nine months ended July 31, 2019, revenue recognized was approximately $42 million and $113 million, respectively, compared to $33 million and $114 million in the comparable prior year periods. For the three and nine months ended July 31, 2019, expenses incurred were $11 million and $29 million, respectively, compared to $2 million and $21 million in the comparable prior year periods, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $16 million and $10 million as of July 31, 2019 and October 31, 2018, respectively. Our payable to TRATON Group was $48 million and $25 million as of July 31, 2019 and October 31, 2018, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”). We also entered into an intellectual property agreement and a transition services agreement. For the three and nine months ended July 31, 2019, revenue recognized was approximately $9 million and $43 million, respectively. As of July 31, 2019, our receivables from Navistar Defense were $29 million.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $251 million at July 31, 2019 compared to $154 million at October 31, 2018, offset by reserves of $55 million and $31 million, respectively.
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
Continued economic weakness in Brazil has resulted in a decline in forecasted results for the Brazilian asset group, which is included in the Global Operations segment. It is reasonably possible that within the next twelve months, we could recognize impairment charges if we experience adverse changes in our business including further declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2019	2018
Balance at beginning of period	$529	$629
Costs accrued and revenues deferred	182	139
Adjustments to pre-existing warranties(A)	7	(4)
Payments and revenues recognized	(208)	(233)
Other adjustments(B)	12	—
Balance at end of period	522	531
Less: Current portion	247	254
Noncurrent accrued product warranty and deferred warranty revenue	$275	$277
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

(B)
Other adjustments include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in our defense business, ND Holdings, LLC ("Navistar Defense")..

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of July 31, 2019, approximately 8,300, or 98%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. In January 2019, certain of our United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represented employees executed a new six-year master collective bargaining agreement with a ratification date of December 17, 2018 that replaced the prior agreement which expired in October 2018. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following reconciles amounts as they would have been reported under the prior standard to current reporting:

	Three months ended July 31, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Sales of manufactured products, net	$2,998	$(2)	$2,996
Costs of products sold	2,504	(3)	2,501
Interest expense	77	(1)	76
Income before income tax	188	2	190
Income tax expense	(29)	—	(29)
Net income	$159	$2	$161

	Nine months ended July 31, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
Sales of manufactured products, net	$8,307	$23	$8,330
Costs of products sold	6,965	8	6,973
Interest expense	246	(3)	243
Income before income tax	126	18	144
Income tax expense	(6)	(3)	(9)
Net income	$120	$15	$135
______________________
(A) Our Consolidated Statements of Operations for the nine months ended July 31, 2019 includes two months of the operating activity of Navistar Defense prior to the sale of a majority interest in our former defense business. See Note 3 Restructuring, Impairments and Divestitures for additional information.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of July 31, 2019(A)
(in millions)	Under Prior Standard	Effects of New Standard	As Reported
ASSETS
Current assets
Trade and other receivables, net	$432	$(3)	$429
Inventories, net	1,248	(53)	1,195
Other current assets	210	63	273
Total current assets	5,319	7	5,326
Property and equipment, net	1,485	(195)	1,290
Deferred taxes, net	126	(2)	124
Other noncurrent assets	120	(8)	112
Total assets	$7,492	$(198)	$7,294
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$689	$(13)	$676
Other current liabilities	1,305	18	1,323
Total current liabilities	3,800	5	3,805
Long-term debt	4,577	(49)	4,528
Other noncurrent liabilities	824	(132)	692
Total liabilities	11,130	(176)	10,954
Stockholders’ deficit
Total stockholders’ deficit attributable to Navistar International Corporation	(3,641)	(22)	(3,663)
Total liabilities and stockholders’ deficit	$7,492	$(198)	$7,294
_________________________

(A)
Our Consolidated Balance Sheet as of July 31, 2019 does not include the impact of Navistar Defense due to the sale of a majority interest in our former defense business. See Note 3, Restructuring, Impairments and Divestitures for additional information.

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-13. This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal 2021. The impact of this ASU on our consolidated financial statements will primarily result from our Financial Services operations and certain financial guarantees, and will largely depend on economic conditions and forecasts existing at the time of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-02. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us in the first quarter of fiscal 2020. We expect to adopt this ASU in the first quarter of fiscal 2020 on a modified retrospective basis by which the cumulative effect adjustment will be recognized in Accumulated deficit as of November 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the practical expedient related to land easements, but do not expect to elect the use-of-hindsight. We are currently evaluating our lease population to assess the effect of the guidance on our consolidated financial statements, but expect to record lease liabilities and right-of-use assets for operating leases related to certain property and equipment. We have selected our software and service providers and are focused on designing new processes and controls to assist with the implementation of the standard. We continue to evaluate the impact of this ASU on our consolidated financial statements.
2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type for the three and nine months ended July 31, 2019 (in millions):

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended July 31, 2019
Truck products and services(A)	$2,115	$—	$—	$—	$3	$2,118
Truck contract manufacturing	144	—	—	—	—	144
Used trucks	54	—	—	—	—	54
Engines	—	73	63	—	—	136
Parts	2	496	19	—	—	517
Extended warranty contracts	27	—	—	—	—	27
Sales of manufactured products, net	2,342	569	82	—	3	2,996
Retail financing(C)	—	—	—	35	—	35
Wholesale financing(C)	—	—	—	11	—	11
Sales and revenues, net	$2,342	$569	$82	$46	$3	$3,042

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Nine Months Ended July 31, 2019
Truck products and services(A)(B)	$5,891	$—	$—	$—	$9	$5,900
Truck contract manufacturing	274	—	—	—	—	274
Used trucks	151	—	—	—	—	151
Engines	—	217	168	—	—	385
Parts	4	1,476	55	—	—	1,535
Extended warranty contracts	85	—	—	—	—	85
Sales of manufactured products, net	6,405	1,693	223	—	9	8,330
Retail financing(C)	—	—	—	106	—	106
Wholesale financing(C)	—	—	—	35	—	35
Sales and revenues, net	$6,405	$1,693	$223	$141	$9	$8,471
_________________________

(A)	Includes other markets primarily consisting of Bus, Export Truck and Mexico.
(B) Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $15 million and $11 million for the three months ended July 31, 2019, respectively, and $42 million and $35 million for the nine months ended July 31, 2019, respectively.

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
We have elected to account for shipping and handling activities that occur subsequent to transfer of control as a fulfillment cost and not as a separate performance obligation. The costs are recognized as an expense in Costs of products sold when control of the related performance obligation has transferred to the customer. As a practical expedient, we do not disclose the transaction price related to order backlogs as they have an original expected duration of less than one year.
We exclude from revenue any sales taxes, value added taxes and other related taxes collected from customers.
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the third quarter of 2019.
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
The amount of deferred revenue related to extended warranty contracts was $273 million and $255 million at July 31, 2019 and October 31, 2018, respectively. Revenue recognized under our extended warranty programs was $27 million and $85 million for the three and nine months ended July 31, 2019, respectively, and $24 million and $80 million for the three and nine months ended July 31, 2018, respectively. We expect to recognize revenue under our extended warranty programs of approximately $23 million in the remainder of 2019, $82 million in 2020, $68 million in 2021, $47 million in 2022, $26 million in 2023 and $27 million thereafter.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. As a practical expedient, we recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of July 31, 2019.
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
Asset Impairments
In the three and nine months ended July 31, 2019 and 2018, we concluded that we had triggering events related to certain assets under operating lease. As a result, we recorded charges in our Truck segment of $3 million and $6 million, respectively, compared to $1 million and $2 million, in the respective prior year periods.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
During the first quarter of 2019, we recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations. During the third quarter of 2019, we recognized a charge of $3 million in our Truck segment related to adjustments to the purchase price within Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $3.0 billion and $2.6 billion as of July 31, 2019 and October 31, 2018, respectively.
Included in total assets of our Financial Services operations were finance receivables of $2.5 billion and $2.2 billion as of July 31, 2019 and October 31, 2018, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of July 31, 2019	As of October 31, 2018
Retail portfolio	$851	$720
Wholesale portfolio	1,635	1,460
Total finance receivables	2,486	2,180
Less: Allowance for doubtful accounts	24	22
Total finance receivables, net	2,462	2,158
Less: Current portion, net(A)	2,187	1,898
Noncurrent portion, net	$275	$260
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2019 or October 31, 2018, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $1.1 billion and $956 million as of July 31, 2019 and October 31, 2018, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $321 million and $235 million as of July 31, 2019 and October 31, 2018, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Retail notes and finance leases revenue	$16	$12	$45	$36
Wholesale notes interest	31	26	93	75
Operating lease revenue	19	19	62	54
Retail and wholesale accounts interest	8	8	26	22
Gross finance revenues	74	65	226	187
Less: Intercompany revenues	28	25	85	69
Finance revenues	$46	$40	$141	$118

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2019				Three Months Ended July 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$3	$29	$54	$19	$3	$27	$49
Provision for doubtful accounts	1	—	1	2	2	—	1	3
Charge-off of accounts	(2)	—	—	(2)	(1)	—	—	(1)
Recoveries	1	—	—	1	1	—	—	1
Other(A)	(1)	—	2	1	—	—	(2)	(2)
Allowance for doubtful accounts, at end of period	$21	$3	$32	$56	$21	$3	$26	$50

	Nine Months Ended July 31, 2019				Nine Months Ended July 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$3	$28	$50	$17	$3	$28	$48
Provision for doubtful accounts	5	—	3	8	5	—	1	6
Charge-off of accounts	(4)	—	(1)	(5)	(4)	—	—	(4)
Recoveries	1	—	—	1	3	—	—	3
Other(A)	—	—	2	2	—	—	(3)	(3)
Allowance for doubtful accounts, at end of period	$21	$3	$32	$56	$21	$3	$26	$50
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents information regarding impaired finance receivables:

	July 31, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$22	$—	$22	$20	$—	$20
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	11	—	11	9	—	9
Finance receivables on non-accrual status	22	—	22	20	—	20

The average balances of the impaired finance receivables in the retail portfolio were $21 million and $19 million during the nine months ended July 31, 2019 and 2018, respectively. See Note 10, Fair Value Measurements, for information on the valuation of impaired finance receivables.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2019			October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$771	$1,634	$2,405	$655	$1,459	$2,114
30-90 days past due	59	1	60	51	1	52
Over 90 days past due	21	—	21	14	—	14
Total finance receivables	$851	$1,635	$2,486	$720	$1,460	$2,180
6. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

(in millions)	July 31, 2019	October 31, 2018
Finished products	$779	$671
Work in process	104	118
Raw materials	312	321
Total inventories, net	$1,195	$1,110

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	July 31, 2019	October 31, 2018
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $6 and $7, respectively, and unamortized debt issuance costs of $10 and $11, respectively	$1,560	$1,570
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $15 and $17, respectively	1,085	1,083
4.75% Senior Subordinated Convertible Notes, due 2019, net of unamortized discount of $5 and unamortized debt issuance costs of $1	—	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	54	122
Other	10	26
Total Manufacturing operations debt	2,929	3,426
Less: Current portion	30	461
Net long-term Manufacturing operations debt	$2,899	$2,965

(in millions)	July 31, 2019	October 31, 2018
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $5 and $4, respectively	$1,102	$948
Senior secured NFC Term Loan, due 2025, net of unamortized discount of $2 and unamortized debt issuance costs of $4	—	394
Bank credit facilities, at fixed and variable rates, due dates from 2019 through 2025, net of unamortized debt issuance costs of zero and $2, respectively	1,000	519
Commercial paper, at variable rates, program matures in 2022	71	75
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	102	105
Total Financial Services operations debt	2,275	2,041
Less: Current portion	646	485
Net long-term Financial Services operations debt	$1,629	$1,556

Manufacturing Operations
4.75% Senior Subordinated Convertible Notes
The 4.75% Senior Subordinated Convertible Notes were fully repaid upon maturity in April 2019, and none were converted into our common stock.
Financial Services Operations
Asset-backed Debt
In November 2018, the maturity of our wholesale variable funding notes ("VFN") facility was extended from December 2018 to May 2020. In April 2019, the VFN facility capacity was temporarily increased from $350 million to $550 million until the earlier of June 28, 2019, or the completion of a qualifying wholesale asset-backed term transaction. In June, the capacity decreased from $550 million to $350 million, upon the issuance of $300 million of two-year investor notes by Navistar Financial Securities Corporation secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2019.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In December 2018, the maturity of our Truck Retail Accounts Corporation ("TRAC") funding facility was extended from January 2019 to January 2020. In April 2019, the maximum capacity of the TRAC funding facility was increased from $100 million to $150 million.
NFC Term Loan and Bank Credit Facility
In May 2019, NFC increased the capacity of its revolving bank credit facility from $269 million to $748 million and extended the maturity from September 2021 to May 2024. The additional capacity was used to fully repay the senior secured NFC Term Loan balance of $398 million. The early repayment of the senior secured NFC Term Loan resulted in the write off of unamortized debt issuance costs and discount of $6 million which was recorded in Other expense (income), net in our Consolidated Statements of Operations.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2019, we contributed $9 million and $140 million, respectively, and for the three and nine months ended July 31, 2018, we contributed $25 million and $78 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We do not expect any additional contributions to our pension plans during the remainder of 2019.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three and nine months ended July 31, 2019 and 2018, as well as anticipated contributions for the remainder of 2019, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the three and nine months ended July 31, 2019 and 2018 are comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost for benefits earned during the period	$1	$1	$1	$1	$5	$5	$3	$3
Interest on obligation	30	27	12	10	92	81	36	32
Amortization of cumulative loss	23	26	—	3	70	79	—	7
Settlements	—	—	—	—	142	9	—	—
Premiums on pension insurance	3	1	—	—	7	3	—	—
Expected return on assets	(35)	(40)	(5)	(5)	(108)	(121)	(16)	(17)
Net periodic benefit expense	$22	$15	$8	$9	$208	$56	$23	$25

In the nine months ended July 31, 2019, we adopted ASU No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. As a result, we have reclassified certain net periodic benefit costs from SG&A expenses to Other expense, net in our Consolidated Statements of Operations. The guidance, which required retrospective application, resulted in a reclassification of $22 million and $73 million for the three and nine months ended July 31, 2018, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the nine months ended July 31, 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, in the nine months ended July 31, 2019 and 2018, net actuarial losses of $11 million and $2 million, respectively, were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $142 million and $9 million, respectively, were recognized in Other income, net in our Consolidated Statements of Operations.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective January 1, 2019, we deposit the matching contribution monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million and $28 million in the three and nine months ended July 31, 2019, respectively, and $7 million and $25 million in the three and nine months ended July 31, 2018, respectively.
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
9. Income Taxes
We compute, on a quarterly basis, an estimated annual effective tax rate considering ordinary income and related income tax expense. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which the item occurs. We included an income tax benefit of $38 million in the first quarter of 2019 for the tax effect of a group annuity contract purchase for certain retired pension plan participants as a significant unusual or infrequently occurring item. Other items included in income tax expense in the periods in which they occur include the tax effects of cumulative changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. There were no significant changes in judgement related to our valuation allowance positions during the quarter ended July 31, 2019. For certain deferred tax assets, while we believe that it is more likely than not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months in certain jurisdictions.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2019, the amount of liability for uncertain tax positions was $21 million. The liability as of July 31, 2019 has a recorded offsetting tax benefit associated with various issues that total $9 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties for the three and nine months ended July 31, 2019 related to our uncertain tax positions resulted in an income tax expense of less than $1 million, for both periods.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2019				As of October 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. government and federal agency securities	$3	$—	$—	$3	$101	$—	$—	$101
Derivative financial instruments:
Commodity forward contracts(A)	—	—	—	—	—	2	—	2
Foreign currency contracts(A)	—	1	—	1	—	—	—	—
Interest rate caps(B)	—	—	—	—	—	2	—	2
Total assets	$3	$1	$—	$4	$101	$4	$—	$105
Liabilities
Derivative financial instruments:
Commodity forward contracts(C)	$—	$2	$—	$2	$—	$—	$—	$—
Foreign currency contracts(C)	—	1	—	1	—	—	—	—
Guarantees	—	—	26	26	—	—	24	24
Total liabilities	$—	$3	$26	$29	$—	$—	$24	$24
_________________________

(A)	The asset value of commodity forward contracts and foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The asset value of interest rate caps is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(C)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Guarantees, at beginning of period	$(22)	$(27)	$(24)	$(21)
Net (issuances) terminations	(4)	7	(3)	(1)
Settlements	—	—	1	2
Guarantees, at end of period	$(26)	$(20)	$(26)	$(20)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

There were no transfers of Level 3 financial instruments.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$198	$198	$204
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,578	1,578	1,560
6.625% Senior Notes, due 2026	—	1,130	—	1,130	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	54	54	54
Other(A)	—	—	9	9	9
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	1,106	1,106	1,102
Bank credit facilities, due dates from 2019 through 2025	—	—	975	975	1,000
Commercial paper, program matures in 2022	71	—	—	71	71
Borrowings secured by operating and finance leases, due serially through 2024	—	—	101	101	102

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2018
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$180	$180	$183
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,597	1,597	1,570
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,083
4.75% Senior Subordinated Convertible Notes, due 2019(B)	412	—	—	412	405
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	235	—	235	220
Financed lease obligations	—	—	122	122	122
Other	—	—	25	25	26
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	949	949	948
Senior secured NFC Term Loan, due 2025	—	—	400	400	394
Bank credit facilities, due dates from 2019 through 2025	—	—	511	511	519
Commercial paper, at variable rates, program matures in 2022	75	—	—	75	75
Borrowings secured by operating and finance leases, due serially through 2024	—	—	104	104	105
________________________

(A)	Excludes capital lease obligation debt of $1 million as of July 31, 2019.

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
Under the terms of the Navistar Capital Operating Agreement, Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together "BMO")) is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. We refer to this alliance as "Navistar Capital." The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.6 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at July 31, 2019 and October 31, 2018, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.5 billion at July 31, 2019 and October 31, 2018, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $46 million and $104 million and financed lease obligations of $54 million and $122 million, in our Consolidated Balance Sheets as of July 31, 2019 and October 31, 2018, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2019, the amount of stand-by letters of credit and surety bonds issued was $129 million.
In addition, as of July 31, 2019, we have $125 million of outstanding purchase commitments and contracts with $29 million of cancellation fees with expiration dates through 2025.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2019. The majority of these accrued liabilities are expected to be paid subsequent to 2020.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which it was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan) and a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Supplemental Benefit Trust Profit Sharing Plan. The Committee seeks damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015, the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Supplemental Benefit Trust Profit Sharing Plan. In November 2015, the Company and the Committee selected an arbitrator. The arbitration discovery process commenced and on August 1, 2016, the parties submitted briefs on issues related to the scope of the arbitration. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Supplemental Benefit Trust Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On September 21, 2018, the arbitrator set a schedule to rule on all issues and determine final calculations by April 15, 2020. On April 29, 2019, the arbitrator ordered a new schedule for arbitration, and the arbitrator's final determination is expected by April 30, 2020.
By letter dated February 14, 2019, the Committee indicated the Company’s Supplemental Benefit Trust Profit Sharing Plan calculation for the Plan year ending October 31, 2018 reflects numerous positions that have caused the Committee to dispute the Supplemental Benefit Trust Profit Sharing Plan calculations in the past, and on that basis the Committee disagrees with the 2018 calculation. In the February 14, 2019 letter, the Committee also requested information about the 2018 calculation. On March 12, 2019, the Committee filed in the Court a motion to enforce the 1993 Settlement Agreement for the Company’s failure to respond to the Committee’s February 14, 2019 information requests. On May 15, 2019, the Company responded to the information requests, and the motion is pending with the Court.
As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings were held on November 2, 2018 and February 22, 2019. Additional hearings may be scheduled in the future.
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
Retiree Health Care Litigation
On October 21, 2016, two lawsuits were filed in the U.S. District Court for the Southern District of Ohio relating to postretirement healthcare and life insurance obligations under the 1993 Settlement Agreement. The first lawsuit (the “Committee’s Complaint”) was filed by the Committee.
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
The defendants filed motions to dismiss each respective complaint on January 10, 2017. On May 10, 2017, the court dismissed the Committee's Complaint with prejudice, stating that the Committee lacked standing to bring its claims. With respect to the Committee Members’ Complaint, the court declined to dismiss the complaint, but ordered the parties to conduct discovery regarding whether the Committee Members’ Complaint is barred by the applicable statute of limitations and to file a motion for summary judgment thereafter on that issue of timeliness. The defendants filed their motion for summary judgment on September 21, 2017, the Committee Members’ filed their opposition on November 2, 2017, and the defendants filed their reply on November 22, 2017. On June 26, 2018, the court conditionally overruled the defendants’ motion for summary judgment. The court bifurcated the case and in September 2018 the court conducted a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations. On November 20, 2018, the Committee Members filed a motion for sanctions, alleging various discovery and trial misconduct by the defendants and requesting that the court enter judgment in favor of the Committee Members with respect to the statute of limitations issue and award attorneys’ fees to the Committee Members. On December 11, 2018, the defendants filed their opposition to the Committee Members’ motion for sanctions. On March 26, 2019, the court granted the Committee Members’ motion for sanctions and ordered that discovery related to the statute of limitations be re-opened through May 28, 2019, and the court subsequently extended the statute of limitations discovery period to October 7, 2019. The court set a hearing for October 7, 2019 to complete the record on the statute of limitations defense. The court also ordered the Company to pay certain of the Committee Members legal and other costs to file the motion for sanctions and to conduct additional discovery related to the statute of limitations issue.
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, in-person hearings were held on November 2, 2018 and February 22, 2019. Additional hearings may be scheduled in the future.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (approximately US$1 million as of July 31, 2019), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.

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
In January 2018, the SC District Attorney, local and state authorities, Selamix, IIAA and the 14 other companies (together, the "Companies") that are alleged to have significantly contributed to the contamination met to discuss the matter. Selamix then presented three proposals for conducting a preliminary environmental assessment in the area to determine the allocation of liability among the Companies. In March 2018, Selamix informed the SC District Attorney that it would voluntarily conduct a preliminary environmental study at the Natureza Facility in an attempt to determine and allocate the liability for the contamination pursuant to an agreement with the Companies after the study is completed. The SC District Attorney agreed to suspend further inquiry into the matter until Selamix’s study had been completed. The Companies (other than Selamix) have expressed an interest in having an independent environmental study conducted. The SC District Attorney has indicated that it may consider requiring an independent environmental study after Selamix’s environmental study is completed.
In June 2018, Selamix presented its Environmental Preliminary Assessment Report to the SC District Attorney and the Companies alleged to have contributed to the contamination and the report indicated that the entire property should be subject to further studies to confirm the type and extent of the contamination due to signs of buried residues in several areas. Selamix also presented commercial proposals from two additional companies specializing in environmental studies to perform the next steps of the technical work. The SC District Attorney then requested a third commercial proposal which was to be presented and paid for by Selamix. One of the commercial proposals included an Environmental Preliminary Assessment Report ("Phase 1 Study") and indicated that a Phase 2 assessment should be performed to include: (i) geophysical investigations to identify buried drums; (ii) investigations to verify and delimitate the volume and size of the contamination; and (iii) sample collection and analysis of soil and water. In July 2019, the SC District Attorney requested that each of the Companies (including IIAA) inform the SC District Attorney of whether they intend to contribute to the costs of the portion of the Phase 2 assessment related to geophysical investigations to identify buried drums at the Natureza Facility. The request did not include any information related to the potential range of the associated costs or indicate whether contributions for the cost of the other portions of the Phase 2 assessment would be sought from the Companies (including IIAA). IIAA responded to the request indicating that it would not contribute to the cost of the Phase 2 assessment related to geophysical investigations and requested a meeting with the SC District Attorney to discuss the next steps in the process.
IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself. Currently, no demands or offers are outstanding.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (approximately US$1 million as of July 31, 2019). In November 2014, IIAA extended a settlement offer. The parties remained in discussions and IIAA’s settlement offer was never accepted, rejected or countered by the District Attorney.
On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies in the Central Forum of the capital of the State of Sao Paulo seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA has made all necessary investigations and has taken remedial measures to address the contamination and that Companhia Ambiental do Estado de Sao Paulo ("CETESB"), the environmental agency of Sao Paulo State, has agreed to the remedial measures taken by IIAA. On June 20, 2017, IIAA presented a petition requesting a 90-day suspension of the lawsuit. IIAA has since held and is currently engaged in discussions with the District Attorney regarding settlement of this matter. The District Attorney agreed to an initial suspension on June 30, 2017 and a subsequent suspension for an additional 90 days which ended on July 9, 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. IIAA attempted to schedule a meeting with the New District Attorney’s technical experts. IIAA met with the New District Attorney on July 25, 2018. The New District Attorney has indicated that he will request information related to the status of the current remediation from CETESB. After receiving that information, the New District Attorney indicated that he will schedule a meeting with IIAA to discuss the proposed terms of a potential settlement agreement and granted a third suspension on August 14, 2018 which ended on November 14, 2018. Although the suspension was technically terminated, the New District Attorney continued to evaluate the possibility of settlement. The New District Attorney requested a suspension, which was granted by the court and technically ended on August 26, 2019. In the event that the New District Attorney does not request a further suspension, the proceedings will continue and the parties will begin discovery and evidence production.
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
In the Manitoba putative class action lawsuit captioned Vern Brown v. Navistar International Corporation and Navistar Canada, Inc., the court held a case management conference on June 29, 2018, after the plaintiff failed to file a complete certification record by the previously court-ordered due date. The plaintiff advised that it expected to file its remaining certification affidavits by August 31, 2018, and the court suspended certification scheduling in the interim. The plaintiff filed an additional affidavit on July 5, 2018. On September 5, 2018, the court adjourned the certification application indefinitely to allow the plaintiff to obtain an expert report. On July 30, 2019, the plaintiff served an expert report and wrote to the court seeking a case management conference. There are no certification or other hearings scheduled in any of the other Canadian Actions at this time.
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
On March 5, 2015, Judge Gottschall entered an order in the MDL Action appointing interim lead counsel and interim liaison counsel for the plaintiffs. On May 11, 2015, lead counsel for the plaintiffs filed a First Master Consolidated Class Action Complaint ("Consolidated Complaint"). The parties to the MDL Action exchanged initial disclosures on May 29, 2015. The Company answered the Consolidated Complaint on July 13, 2015. On September 22, 2016, lead counsel for the plaintiffs filed a First Amended Consolidated Class Action Complaint (the “Amended Consolidated Complaint”). The Amended Consolidated Complaint added 25 additional named plaintiffs. NI and NIC answered the Amended Consolidated Complaint on October 20, 2016.
On October 13, 2017, lead counsel for the plaintiffs filed a Motion for Leave to File a Second Amended Consolidated Class Action Complaint, as well as a Motion for Voluntary Dismissal of Claims without Prejudice relating to 15 previously named plaintiffs. On January 4, 2018, Judge Gottschall granted both motions. On January 9, 2018, the plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint removed 15 named plaintiffs and substituted in 8 new named plaintiffs. Three class action cases were dismissed without prejudice because there were no longer any remaining plaintiffs in those cases. On May 30, 2019, the court granted plaintiffs leave to file a Third Amended Consolidated Class Action Complaint. The Third Amended Consolidated Class Action Complaint removed 2 named plaintiffs. NI and NIC answered the Third Amended Consolidated Class Action Complaint on June 16, 2019.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The Settlement Agreement is subject to final approval by the court, including possible appeals. On June 12, 2019, the court preliminarily approved the settlement. Members of the class have been provided notice of the Settlement Agreement and an opportunity to object or opt out. Any members of the class who opt out will not receive any benefit from the Settlement Agreement or be bound by it. The court scheduled a fairness hearing for November 13, 2019 at which the court will determine whether the Settlement Agreement should be finally approved and whether the proposed Final Order and Judgment should be entered. Depending on opt out numbers and certain oversubscription numbers, NIC and NI or lead counsel for the class may have the option to withdraw from the Settlement Agreement.
On November 11, 2017, seven plaintiffs (the “Direct Action Plaintiffs”) in the MDL Action moved for a separate trial and discovery schedule independent of the class action schedule. On January 2, 2018, Judge Gottschall granted in part and denied in part the Direct Action Plaintiffs’ motion, allowing two of the Direct Action Plaintiffs to begin limited discovery on plaintiff-specific issues. The parties are currently engaged in discovery. One of the Direct Action Plaintiffs filed a motion for leave to file a First Amended Complaint on September 25, 2018 and that motion was granted by the court in a minute order dated December 13, 2018. The First Amended Complaint was filed on December 18, 2018 and our response was filed on January 8, 2019. A hearing is scheduled for September 24, 2019 in order to set a discovery plan for all Direct Action Plaintiffs.
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
The hearing on these motions was held on December 1, 2017 and the court denied the Company's motions, denied Milan’s motion for pre-judgment interest and granted Milan $1 million in fees and costs. On January 11, 2018, the Company filed a Notice of Appeal in the Tennessee Court of Appeals challenging the verdict. Briefing on the appeal was completed on March 18, 2019, and the Tennessee Court of Appeals heard oral arguments on June 19, 2019. In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs for Milan. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on Milan’s warranty claims. Milan will have an opportunity to file an application for permission to appeal this ruling to the Tennessee Supreme Court. If Milan appeals this ruling, the Company will have 15 days to respond. The Tennessee Supreme Court will then decide whether or not to exercise its discretion to hear the appeal.
Based on our assessment of the facts underlying the claims in the above actions, the Company has recorded a charge in the Company’s fiscal second quarter ended April 30, 2019 in the amount of $159 million as a reserve for its expected obligations under the Settlement Agreement as well as for current period liabilities and potential future settlements with respect to certain other MaxxForce Advanced EGR engine lawsuits that are not included in the Settlement Agreement. In addition, the Company has released a liability of $32 million, related to the judgment reversal in the Milan case in the third quarter ended July 31, 2019. These impacts were recorded in SG&A expenses in our Consolidated Statements of Operations. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Fact discovery for the liability phase commenced on December 9, 2015. Pursuant to the court's minute order entered on July 12, 2017, the fact discovery was completed as of November 9, 2017.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. The court entered a scheduling order on May 3, 2018, setting a fact discovery deadline of May 22, 2019, expert report and deposition deadlines through November 7, 2019, and a deadline for submission of dispositive motions of December 9, 2019. As a result of the partial federal government shutdown, and subsequent motions by the parties, the deadline for fact discovery was August 3, 2019, expert report and expert deposition deadlines are through January 31, 2020 and a deadline for dispositive motions is scheduled for February 28, 2020.
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
Brazil Truck Dealer Disputes
In January 2014, IIAA initiated an arbitration proceeding under the International Chamber of Commerce rules seeking payment for goods sold and unpaid, in the amount of R$64 million (approximately US$17 million as of July 31, 2019), including penalties and interest, from a group of affiliated truck dealers in Brazil. The truck dealers are affiliated with each other, but not with us, and are collectively referred to as Navitrucks. In the proceeding, IIAA also seeks a declaration of fault against Navitrucks related to the termination of the truck dealer agreements between IIAA and Navitrucks. Navitrucks responded in part by submitting counterclaims against IIAA seeking the amount of R$128 million (approximately US$34 million as of July 31, 2019) for damages related to alleged unfulfilled promises and injury to Navitrucks’ reputation. In October 2014, Navitrucks amended their counterclaims by increasing the amount of damages. During a preliminary hearing before the arbitral tribunal on March 24, 2015, the parties agreed to submit all of the pending claims between the parties to the exclusive jurisdiction of the arbitral tribunal. Pursuant to the timetable issued in the arbitration proceeding, IIAA presented its complaint in July 2015, Navitrucks filed its answer and counterclaims on August 24, 2015, and IIAA filed its rebuttal and answer to Navitrucks’ counterclaims on October 22, 2015. On December 7, 2015, Navitrucks filed its rebuttal to IIAA’s answer to counterclaims. On June 13-15, 2016, the arbitral tribunal held hearings on the parties presenting witnesses and evidence.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
On May 11, 2018, the arbitral tribunal issued a decision allowing the calculation to be made by the parties’ experts and scheduled the calculation phase hearing for August 16, 2018. On July 6, 2018, each party’s experts presented their reports indicating the calculation of the total amount due from each party to the other party. On August 6, 2018, the parties jointly filed a petition informing the arbitral tribunal that they reached an agreement as to the total amount due from each party to the other party. Pursuant to the agreement, Navitrucks agreed that it owes IIAA the total amount of R$107 million (approximately US$28 million as of July 31, 2019) after deducting the agreed amount of Navitrucks' claim against IIAA.
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
On August 23, 2018, IIAA filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$6 million (approximately US$2 million as of July 31, 2019). On the same date, Navitrucks filed a petition indicating that its costs incurred in connection with the arbitral proceeding were R$3 million (approximately US$1 million as of July 31, 2019). On September 18, 2018, the arbitral tribunal issued a decision (i) declaring the end of the evidence phase, (ii) ordering the parties to present their closing arguments on or before October 31, 2018, and (iii) stating that the final decision on the merits will be issued on or before December 20, 2018. On October 31, 2018, the parties submitted their closing arguments.
On or about March 1, 2019, IIAA and Navitrucks received the award of the arbitral tribunal. The award orders the Navitrucks entities to pay IIAA a total of R$107 million (approximately US$28 million as of July 31, 2019), subject to inflation adjustment and default interest. In addition, the arbitral tribunal ordered the Navitrucks entities to reimburse IIAA in the amount of R$3 million (approximately US$1 million as of July 31, 2019) for a portion of IIAA’s costs incurred in the arbitration. The parties will have 30 days from the date of receipt of the award to apply for the correction of errors and/or clarifications related to the award. On March 29, 2019, IIAA filed an application for clarifications related to certain clerical errors in the award. On April 22, 2019, the arbitral tribunal issued a decision ordering Navitrucks to submit any comments regarding the application for clarifications filed by IIAA on or before April 25, 2019 and indicated that the arbitral tribunal will issue a final award with respect to IIAA’s application for clarifications by May 25, 2019.
On June 3, 2019, the arbitral tribunal issued the final award with an addendum to address the clarifications related to certain clerical errors in the award. The final award amount was noted as R$131 million (approximately US$35 million as of July 31, 2019) and Navitrucks was required to pay IIAA on or before July 15, 2019. Navitrucks did not make the required payment to IIAA on or before July 15, 2019 and IIAA is now permitted to commence an enforcement proceeding in the Brazilian civil court.
We have not recorded a receivable related to this matter in our consolidated financial statements.
In addition, two truck fleet owners in Brazil have a separate adversarial proceeding pending against IIAA that may have similar legal and factual issues as the Navitrucks claim. This claim is not material either individually or in the aggregate.
California Air Resources Board Notice of Violation
On March 28, 2019, Navistar received a notice of violation ("NOV") from the California Air Resources Board ("CARB"). In the NOV, CARB alleges that Navistar failed to disclose a running change to 1,385 engines including certain model year 2013 to 2015 N13 engines and 2014 to 2015 N9/10 engines. CARB alleges that the running change in question made modifications to the emissions control system such that the engines no longer conformed to the configuration as certified. In August 2019, the Company and CARB reached a tentative resolution of this matter for $2 million, subject to agreement on formal terms.
Based on our assessment of the facts underlying the claims in the above actions, the Company has recorded a charge in the third quarter ended July 31, 2019 in the amount of $2 million as a reserve for its expected obligations in Engineering and product development costs in our Consolidated Statements of Operations. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Other
U.S. Department of Defense Matter
In the third quarter of 2016, Navistar Defense, LLC ("NDLLC") received a subpoena from the United States Department of Defense Inspector General (the "DOD IG"). The subpoena requested documents relating to NDLLC's sale of its independent suspension systems ("ISS") for military vehicles to the government for the period from January 1, 2009 through December 31, 2010. On June 3, 2016, NDLLC met with government representatives, including representatives from the DOD IG and the DOJ to discuss the matter.
Since then, NDLLC has been in ongoing discussions with the DOD IG and the DOJ. NDLLC made submissions of documents responsive to the subpoena in June and August 2016 and completed its subpoena response. On May 1, 2017, NDLLC met with government representatives, including representatives from the DOD IG and the DOJ, to further discuss the matter, including assertions that NDLLC may have overcharged the United States for the ISS components. NDLLC agreed to provide additional information relating to the pricing of the ISS components. The parties met again on June 13, 2017. In August 2017, NDLLC received a letter from the DOJ claiming that NDLLC made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in NDLLC overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. NDLLC has responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position, and that NDLLC intends to vigorously defend its position. NDLLC and the DOJ communicated between October 5, 2017 and December 8, 2017 to discuss their respective positions on both liability and damages.
On December 8, 2017, NDLLC received another subpoena from the DOD IG which requested documents relating to NDLLC's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. NDLLC responded to the subpoena and made four productions of responsive documents.
On July 10, 2018, NDLLC received another subpoena from the DOD IG requesting additional custodian emails and documents related to the MRAP and ISS components. NDLLC is responding to the subpoena and has made four productions of responsive documents. Additionally, in September and October 2018 the DOJ conducted interviews of certain current and former employees and will likely conduct additional interviews in the future.
The parties currently are engaged in mediation, which began in February 2019.
At this time, we are unable to predict the outcome of these matters, including whether a settlement will be reached, or provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
12. Segment Reporting
The following is a description of our four reporting segments:

•	Our Truck segment manufactures and distributes Class 4 through 8 trucks and buses under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable. This segment also facilitates financing relationships in the U.S. and other countries to support our Manufacturing Operations.

Corporate contains those items that are not included in our four segments.
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2019
External sales and revenues, net	$2,342	$569	$82	$46	$3	$3,042
Intersegment sales and revenues	45	2	8	28	(83)	—
Total sales and revenues, net	$2,387	$571	$90	$74	$(80)	$3,042
Net income (loss) attributable to NIC	$167	$149	$1	$30	$(191)	$156
Income tax expense	—	—	—	—	(29)	(29)
Segment profit (loss)	$167	$149	$1	$30	$(162)	$185
Depreciation and amortization	$26	$1	$3	$16	$1	$47
Interest expense	—	—	—	27	49	76
Equity in income of non-consolidated affiliates	—	1	—	—	—	1
Capital expenditures(B)	17	2	1	—	4	24

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2018
External sales and revenues, net	$1,894	$603	$68	$40	$1	$2,606
Intersegment sales and revenues	22	2	21	25	(70)	—
Total sales and revenues, net	$1,916	$605	$89	$65	$(69)	$2,606
Net income (loss) attributable to NIC	$165	$144	$4	$23	$(166)	$170
Income tax expense	—	—	—	—	(3)	(3)
Segment profit (loss)	$165	$144	$4	$23	$(163)	$173
Depreciation and amortization	$31	$2	$3	$14	$1	$51
Interest expense	—	—	—	22	60	82
Equity in income (loss) of non-consolidated affiliates	1	1	(2)	—	—	—
Capital expenditures(B)	19	—	1	1	5	26

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2019
External sales and revenues, net	$6,405	$1,693	$223	$141	$9	$8,471
Intersegment sales and revenues	75	5	27	85	(192)	—
Total sales and revenues, net	$6,480	$1,698	$250	$226	$(183)	$8,471
Net income (loss) attributable to NIC	$183	$437	$10	$93	$(604)	$119
Income tax expense	—	—	—	—	(9)	(9)
Segment profit (loss)	$183	$437	$10	$93	$(595)	$128
Depreciation and amortization	$78	$4	$7	$48	$7	$144
Interest expense	—	—	—	83	160	243
Equity in income (loss) of non-consolidated affiliates	3	2	(1)	—	—	4
Capital expenditures(B)	69	3	2	2	14	90

(in millions)	Truck		Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2018
External sales and revenues, net	$4,810		$1,768	$229	$118	$8	$6,933
Intersegment sales and revenues	61		6	38	69	(174)	—
Total sales and revenues, net	$4,871		$1,774	$267	$187	$(166)	$6,933
Net income (loss) attributable to NIC	$200		$413	$(2)	$62	$(521)	$152
Income tax expense	—		—	—	—	(25)	(25)
Segment profit (loss)	$200		$413	$(2)	$62	$(496)	$177
Depreciation and amortization	$100		$5	$8	$41	$6	$160
Interest expense	—	—	—	—	64	176	240
Equity in income (loss) of non-consolidated affiliates	2		2	(4)	—	—	—
Capital expenditures(B)	74		1	2	1	1	79
_________________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $53 million and $161 million for the three and nine months ended July 31, 2019, respectively, and $46 million and $131 million for the three and nine months ended July 31, 2018, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2019	$1,942	$686	$322	$3,010	$1,334	$7,294
October 31, 2018	2,085	636	331	2,648	1,530	7,230

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

13. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)
Other comprehensive income before reclassifications	9	—	9
Amounts reclassified out of accumulated other comprehensive loss	—	23	23
Net current-period other comprehensive income	9	23	32
Balance as of July 31, 2019	$(310)	$(1,444)	$(1,754)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive income (loss) before reclassifications	5	(8)	(3)
Amounts reclassified out of accumulated other comprehensive loss	—	169	169
Net current-period other comprehensive income	5	161	166
Balance as of July 31, 2019	$(310)	$(1,444)	$(1,754)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2018	$(289)	$(1,865)	$(2,154)
Other comprehensive loss before reclassifications	(13)	—	(13)
Amounts reclassified out of accumulated other comprehensive loss	—	29	29
Net current-period other comprehensive income (loss)	(13)	29	16
Balance as of July 31, 2018	$(302)	$(1,836)	$(2,138)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$(283)	$(1,928)	$(2,211)
Other comprehensive loss before reclassifications	(19)	(2)	(21)
Amounts reclassified out of accumulated other comprehensive loss	—	94	94
Net current-period other comprehensive income (loss)	(19)	92	73
Balance as of July 31, 2018	$(302)	$(1,836)	$(2,138)

The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

		Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	Location in Consolidated Statements of Operations	2019	2018	2019	2018
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$23	$29	$70	$86
Settlements	Other expense, net	—	—	142	9
	Total before tax	23	29	212	95
	Income tax expense	—	—	(43)	(1)
Total reclassifications for the period, net of tax		$23	$29	$169	$94
14. Earnings Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to Navistar International Corporation common stockholders	$156	$170	$119	$152

Denominator:
Weighted average shares outstanding:
Basic	99.4	99.0	99.2	98.8
Effect of dilutive securities	0.3	0.7	0.3	0.8
Diluted	99.7	99.7	99.5	99.6

Earnings per share attributable to Navistar International Corporation:
Basic	$1.57	$1.72	$1.20	$1.54
Diluted	1.56	1.71	1.20	1.53

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
The conversion rate on our 4.75% Senior Subordinated Convertible Notes due 2019 (the “2019 Convertible Notes”) was 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share when our average stock price was less than $54.07. The 2019 Convertible Notes were fully repaid upon maturity in April 2019, and none were converted into shares of our common stock.
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the three and nine months ended July 31, 2018, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. The aggregate shares not included were 13.2 million and 13.3 million, respectively, which was primarily comprised of 3.4 million shares related to the 2018 Convertible Notes and 7.6 million shares related to the 2019 Convertible Notes.

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
Executive Overview
Navistar is an international manufacturer of International® brand commercial trucks, proprietary brand diesel engines, and IC Bus® ("IC") brand school and commercial buses, as well as a provider of service parts for trucks and diesel engines. Our core business is conducted in the North American truck and parts markets, where we principally participate in the U.S. and Canada school bus and Class 6 through 8 medium and heavy truck markets (our "Core" markets). We also provide retail, wholesale, and lease financing services for our trucks and parts.
Third Quarter Summary
During the third quarter of 2019, we continued to take actions to build upon our 2018 and 2019 accomplishments. The areas of focus centered around: being responsive to our customers, driving operational excellence, improving on our Core business, business transformation, leveraging the TRATON Group strategic alliance, developing our team-based organization and our winning culture. We believe our strategy will enable us to be the number one and the most customer focused, innovative and value-creating truck and bus solution provider in the Americas.
We continue to take actions to improve on our Core business. In June 2019, we decided to make capital investments of approximately $125 million in new and expanded manufacturing facilities in the State of Alabama. The investment is expected to bring 145 additional jobs to our Huntsville facility.
We are committed to uptime to enhance customer value. In August 2019, we opened a parts distribution center in Olive Branch, Mississippi, to help respond to the growing demand for parts and quicker maintenance turnaround times. This is our seventh parts distribution center in the U.S. and tenth in North America. Our centralized location and proximity to the FedEx World Hub in Memphis, Tennessee enables us to deliver parts the next day to over 95% of our dealers’ service locations.
Financial Summary
Continuing Operations Results — In the third quarter of 2019, our consolidated net sales and revenues were $3.0 billion, a 17% increase compared to the prior year quarter. In the first nine months of 2019, our consolidated net sales and revenues were $8.5 billion, a 22% increase compared to the first nine months of 2018. The increase for both periods reflects higher volumes from our Truck segment.
In the third quarter and first nine months of 2019, we earned income before income tax of $190 million and $144 million, respectively, compared to $180 million and $197 million in the respective prior year periods. Our gross margin increased by $31 million and $180 million in the third quarter and first nine months of 2019, respectively, primarily due to the impact of higher volumes.
In the third quarter and first nine months of 2019, we recognized an income tax expense of $29 million and $9 million, respectively, compared to income tax expense of $3 million and $25 million in the respective prior year periods. The third quarter income tax expense increase is largely due to a mix of jurisdictions where income or loss is not benefited or expensed due to valuation allowances.  The decrease to income tax expense for the first nine months is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019.  Other differences for the third quarter and first nine months of 2019 include the impact of earnings, geographical mix and certain discrete items.
In the third quarter and first nine months of 2019, after income taxes, we had net income attributable to Navistar International Corporation ("NIC") of $156 million and $119 million, or $1.56 and $1.20 per diluted share, respectively, compared to net income of $170 million and $152 million, or $1.71 and $1.53 per diluted share in the respective prior year periods.

In the third quarter and first nine months of 2019, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $281 million and $432 million, respectively, compared to $284 million and $513 million in the comparable prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the third quarter and first nine months of 2019 was $266 million and $663 million, respectively, compared to $218 million and $504 million in the comparable prior year periods. In the third quarter and first nine months of 2019, adjusted consolidated net income attributable to NIC, excluding certain net impacts ("Adjusted Net Income"), was $147 million and $309 million, respectively, compared to $95 million and $138 million in the comparable prior year period. EBITDA, Adjusted EBITDA, and Adjusted Net Income are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.
We ended the third quarter of 2019 with $1.2 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.4 billion as of October 31, 2018. The decrease in consolidated cash, cash equivalents and marketable securities was primarily attributable to the repayment of our convertible notes, cash used for capital expenditures and an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, partially offset by cash generated from operations, proceeds from the sale of a majority interest in our former defense business, ND Holdings, LLC (“Navistar Defense”) and the sale of our joint venture in China with Anhui Jianghuai Automobile Co., Ltd ("JAC").

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended July 31, 2019 as compared to the quarter ended July 31, 2018

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except per share data and % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Sales and revenues, net	$3,042	$2,606	$436	17%	$8,471	$6,933	$1,538	22%
Costs of products sold	2,501	2,096	405	19%	6,973	5,615	1,358	24%
Restructuring charges	—	1	(1)	(100)%	1	(1)	2	200%
Asset impairment charges	3	8	(5)	(63)%	6	11	(5)	(45)%
Selling, general and administrative expenses	167	222	(55)	(25)%	726	613	113	18%
Engineering and product development costs	81	72	9	13%	242	222	20	9%
Interest expense	76	82	(6)	(7)%	243	240	3	1%
Other expense (income), net	25	(55)	80	145%	140	36	104	289%
Total costs and expenses	2,853	2,426	427	18%	8,331	6,736	1,595	24%
Equity in income of non-consolidated affiliates	1	—	1	100%	4	—	4	100%
Income before income tax	190	180	10	6%	144	197	(53)	(27)%
Income tax expense	(29)	(3)	(26)	(867)%	(9)	(25)	16	(64)%
Net income	161	177	(16)	(9)%	135	172	(37)	22%
Less: Net income attributable to non-controlling interests	5	7	(2)	(29)%	16	20	(4)	(20)%
Net income attributable to Navistar International Corporation	$156	$170	$(14)	(8)%	$119	$152	$(33)	22%

Diluted income per share(A)	$1.56	$1.71	$(0.15)	(9)%	$1.20	$1.53	$(0.33)	22%
Diluted weighted average shares outstanding	99.7	99.7	—	—%	99.5	99.6	(0.1)	—%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Truck	$2,387	$1,916	$471	25%	$6,480	$4,871	$1,609	33%
Parts	571	605	(34)	(6)%	1,698	1,774	(76)	(4)%
Global Operations	90	89	1	1%	250	267	(17)	(6)%
Financial Services	74	65	9	14%	226	187	39	21%
Corporate and Eliminations	(80)	(69)	(11)	(16)%	(183)	(166)	(17)	(10)%
Total	$3,042	$2,606	$436	17%	$8,471	$6,933	$1,538	22%

In the third quarter and first nine months of 2019, our Truck segment net sales increased by $471 million and $1,609 million, or 25% and 33%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in sales of GM-branded units manufactured for GM, and an increase in Mexico sales, partially offset by the impact of the sale of a majority interest in Navistar Defense. In the third quarter of 2019, chargeouts from our Core markets increased by 28% compared to the third quarter of 2018. In the first nine months of 2019, chargeouts from our Core markets increased by 36% compared to the first nine months of 2018.
In the third quarter and first nine months of 2019, our Parts segment net sales decreased by $34 million and $76 million, or 6% and 4%, respectively. The decrease is primarily due to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and due to certain elements of core component transactions that are no longer recognized within revenue and lower BDP sales, partially offset by higher sales in our North American markets.
In the third quarter of 2019, our Global Operations segment net sales were comparable to prior period. In the first nine months of 2019, our Global Operations segment net sales decreased by $17 million, or 6%. The decrease in the first nine months of 2019 is primarily driven by economic conditions in our South America engine operations and the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 11% compared to the prior year period.
In the third quarter and first nine months of 2019, our Financial Services segment net revenues increased by $9 million and $39 million, or 14% and 21%, respectively. The increase is primarily driven by higher average finance receivables in the U.S., and higher operating lease balances in the U.S. and Mexico.
Costs of products sold
In the third quarter and first nine months of 2019, Costs of products sold increased by $405 million and $1,358 million, or 19% and 24%, respectively. The increase was primarily driven by the impact of higher volumes in our Core markets. The increase is partially offset by the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and also due to certain elements of core component transactions that are no longer recognized within revenue.
In the third quarter and first nine months of 2019, we recorded charges of $5 million and $7 million, respectively, for adjustments to pre-existing warranties compared to a benefit of $4 million for both of the respective prior year periods. Pre-existing warranty expense during the period was primarily driven by proactive campaign actions on units built in prior years and was partially offset by a favorable warranty experience on both trucks and engines sold prior to fiscal year 2019.
SG&A expenses
In the third quarter and first nine months of 2019, SG&A expenses decreased by $55 million, or 25%, and increased by $113 million, or 18%, respectively. The changes were attributable to the release of a liability of $32 million recognized primarily in the third quarter of 2017 related to certain MaxxForce Advanced EGR engine product litigation and lower profit sharing accruals related to supplemental benefits for certain retirees. The increase in the first nine months of 2019 was also impacted by a MaxxForce Advanced EGR engine class action settlement and related litigation charges of $159 million in our Truck segment. For more information on our legal proceedings, see Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements.
Engineering and product development costs
In the third quarter and first nine months of 2019, Engineering and product development costs increased by $9 million and $20 million, or 13% and 9%, respectively, compared to the prior year periods. This increase is primarily due to our development agreements with TRATON Group involving the expense of certain powertrain development costs.
Other expense, net
In the third quarter and first nine months of 2019, Other expenses increased by $80 million and $104 million, or 145% and 289%, respectively, compared to the prior year periods. The increase is primarily driven by a $70 million non-recurring gain from the settlement of a business economic loss claim relating to our Alabama engine manufacturing facility representing the net present value from the Deepwater Horizon Settlement Program recorded in the third quarter of 2018. The increase in the first nine months of the year was primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement. As a result, we recorded pension settlement accounting charges of $142 million compared to $9 million in the prior year period. The increase was partially offset by a gain of $51 million related to the sale of a majority interest in Navistar Defense and a gain on sale of $5 million related to our joint venture in China with JAC. The increase was also partially offset by $46 million of non-recurring charges related to the extinguishment of unamortized debt issuance costs, discounts and tender premium payments associated with the repurchase of our previous 8.25% senior notes, due 2022 ("8.25% Senior Notes") and refinancing of our previous Senior Secured Term Loan Credit Facility ("Term Loan") in the first quarter of 2018.

Income tax expense
In the third quarter and first nine months of 2019, our income tax expense increased by $26 million and decreased by $16 million, respectively. The third quarter income tax expense increase is largely due to a mix of jurisdictions where income or loss is not benefited or expensed due to valuation allowances.  The decrease to income tax expense for the first nine months is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the third quarter and first nine months of 2019 include the impact of earnings, geographical mix and certain discrete items.
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
Truck Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Truck segment sales, net	$2,387	$1,916	$471	25%	$6,480	$4,871	$1,609	33%
Truck segment profit	167	165	2	1%	183	200	(17)	(9)%
Segment sales
In the third quarter and first nine months of 2019, our Truck segment net sales increased by $471 million and $1,609 million, respectively, or 25% and 33%, respectively. The increase is primarily due to higher volumes in our Core markets, an increase in sales of GM-branded units manufactured for GM, and an increase in Mexico sales, partially offset by the impact of the sale of a majority interest in Navistar Defense.
In the third quarter of 2019, chargeouts from our Core markets increased by 28% compared to the third quarter of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 42% increase in Class 8 severe service trucks, a 33% increase in medium trucks, a 31% increase in Class 8 heavy trucks, and a 5% increase in school buses.
In the first nine months of 2019, chargeouts from our Core markets increased by 36% compared to the first nine months of 2018, which is reflective of an improvement in Class 8 industry volumes and market share. The improvement represents a 50% increase in Class 8 heavy trucks, a 35% increase in Class 8 severe service trucks, a 34% increase in medium trucks, and a 14% increase in school buses.
Segment profit
In the third quarter of 2019, our Truck segment profit increased by $2 million, or 1%. In the first nine months of 2019, our Truck segment profit decreased by $17 million, or 9%. The results were primarily attributable to the impact of higher volumes in our Core markets, the release of a liability recognized in a prior quarter related to certain MaxxForce Advanced EGR engine litigation, partially offset by lower other income. The decrease in the first nine months of 2019 was also attributable to charges related to a MaxxForce Advanced EGR engine class action settlement of $159 million, partially offset by the impact of the sale of a majority interest in Navistar Defense.
In the first nine months of 2019, we recorded a gain of $51 million related to the sale of a 70% equity interest in Navistar Defense. In the third quarter of 2018, we recorded a non-recurring $70 million gain related to the settlement of a business economic loss claim. These impacts were recognized in Other expense, net in our Consolidated Statements of Operations.
In the third quarter and first nine months of 2019, we recorded charges of $5 million and $7 million, respectively, for adjustments to pre-existing warranties compared to a benefit of $4 million for the respective prior year periods. Pre-existing warranty expense during the period was primarily driven by proactive campaign actions on units built in prior years and was partially offset by a favorable warranty experience on both trucks and engines sold prior to fiscal year 2019.

Parts Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Parts segment sales, net	$571	$605	$(34)	(6)%	$1,698	$1,774	$(76)	(4)%
Parts segment profit	149	144	5	3%	437	413	24	6%
Segment sales
In the third quarter and first nine months of 2019, our Parts segment net sales decreased by $34 million and $76 million, or 6% and 4%, respectively. The decrease is primarily due to the impact of the new revenue standard as we are now an agent in certain direct shipment transactions that are recorded on a net basis and also due to certain elements of core component transactions that are no longer recognized within revenue and lower BDP sales, partially offset by higher sales in our North American markets.
Segment profit
In the third quarter and first nine months of 2019, our Parts segment profit increased by $5 million and $24 million, or 3% and 6%, respectively, primarily due to higher U.S. margins and lower intercompany access fees, partially offset by lower BDP volumes. The first nine months of 2019 was also impacted by higher freight-related expenses.  Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Global Operations segment sales, net	$90	$89	$1	1%	$250	$267	$(17)	(6)%
Global Operations segment profit (loss)	1	4	(3)	(75)%	10	(2)	12	600%
Segment sales
In the third quarter of 2019, our Global Operations segment net sales were comparable to prior period. In the first nine months of 2019, our Global Operations segment net sales decreased by $17 million, or 6%. The decrease in the first nine months of 2019 is primarily driven by economic conditions in our South America engine operations and the depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 11% compared with the prior year period.
Segment results
In the third quarter of 2019, our Global Operations segment profit decreased by $3 million, or 75%. In the first nine months of 2019, our Global Operations segment results improved by $12 million, or 600%. In the third quarter of 2019, the decrease was primarily driven by the impact of a shift in product mix. In the first nine months of 2019, our Global Operations segment results improved due to lower SG&A expenses as a result of our prior restructuring efforts and higher other income of $5 million related to the sale of our former joint venture in China with JAC.
Financial Services Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2019	2018	Change	% Change	2019	2018	Change	% Change
Financial Services segment revenues, net	$74	$65	$9	14%	$226	$187	$39	21%
Financial Services segment profit	30	23	7	30%	93	62	31	50%
Segment revenues
In the third quarter and first nine months of 2019, our Financial Services segment net revenues increased by $9 million and $39 million, or 14% and 21%, respectively. The increase was primarily driven by higher average finance receivable balances in the U.S., and higher operating lease balances in the U.S. and Mexico.

Segment profit
In the third quarter and first nine months of 2019, our Financial Services segment profit increased by $7 million and $31 million, or 30% and 50%, respectively. The increase was primarily driven by higher interest margins, higher other income from an intercompany loan from our Financial Services operations to our Manufacturing operations, and a non-recurring asset impairment charge from the prior year. The increase was partially offset by the write-off of debt issuance costs and higher depreciation expense on operating leases.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	6,200	6,500	(300)	(5)%	16,900	17,400	(500)	(3)%
Class 6 and 7 medium trucks	28,600	24,600	4,000	16%	83,400	73,500	9,900	13%
Class 8 heavy trucks	60,900	52,800	8,100	15%	175,200	142,300	32,900	23%
Class 8 severe service trucks	21,300	18,300	3,000	16%	57,400	52,700	4,700	9%
Total Core markets	117,000	102,200	14,800	14%	332,900	285,900	47,000	16%
Combined class 8 trucks	82,200	71,100	11,100	16%	232,600	195,000	37,600	19%
Navistar Core retail deliveries	21,300	15,900	5,400	34%	59,900	45,500	14,400	32%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018
Core markets (U.S. and Canada)
Class 6 and 7 medium trucks	26.8%	29.8%	25.5%	24.9%	21.9%
Class 8 heavy trucks	13.8%	15.1%	12.1%	16.9%	12.7%
Class 8 severe service trucks	14.1%	12.6%	11.7%	16.5%	11.2%
Combined class 8 trucks	13.9%	14.5%	12.0%	16.8%	12.3%
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

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	1,900	3,900	(2,000)	(51)%	11,400	11,000	400	4%
Class 6 and 7 medium trucks	2,100	7,800	(5,700)	(73)%	21,100	23,900	(2,800)	(12)%
Class 8 heavy trucks	2,100	12,800	(10,700)	(84)%	21,600	31,800	(10,200)	(32)%
Class 8 severe service trucks	2,600	3,800	(1,200)	(32)%	9,400	9,800	(400)	(4)%
Total Core markets	8,700	28,300	(19,600)	(69)%	63,500	76,500	(13,000)	(17)%
Combined class 8 trucks	4,700	16,600	(11,900)	(72)%	31,000	41,600	(10,600)	(25)%

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

	As of July 31,
(in units)	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	3,900	3,900	—	—%
Class 6 and 7 medium trucks	11,800	10,700	1,100	10%
Class 8 heavy trucks	15,700	18,700	(3,000)	(16)%
Class 8 severe service trucks	8,400	5,700	2,700	47%
Total Core markets	39,800	39,000	800	2%
Combined class 8 trucks	24,100	24,400	(300)	(1)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2019	2018	Change	% Change	2019	2018	Change	% Change
Core markets (U.S. and Canada)
School buses	3,900	3,700	200	5%	9,700	8,500	1,200	14%
Class 6 and 7 medium trucks	8,400	6,300	2,100	33%	23,400	17,500	5,900	34%
Class 8 heavy trucks	9,400	7,200	2,200	31%	25,800	17,200	8,600	50%
Class 8 severe service trucks	2,700	1,900	800	42%	8,100	6,000	2,100	35%
Total Core markets	24,400	19,100	5,300	28%	67,000	49,200	17,800	36%
Non "Core" defense	—	100	(100)	(100)%	100	500	(400)	(80)%
Other markets(A)	7,000	2,500	4,500	180%	14,200	5,900	8,300	141%
Total worldwide units	31,400	21,700	9,700	45%	81,300	55,600	25,700	46%
Combined class 8 trucks	12,100	9,100	3,000	33%	33,900	23,200	10,700	46%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 3,300 and 6,000 General Motors ("GM")-branded units sold to GM three and nine months ended July 31, 2019, respectively.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	July 31, 2019	October 31, 2018
Consolidated cash and cash equivalents	$1,160	$1,320
Consolidated marketable securities	3	101
Consolidated cash, cash equivalents, and marketable securities	$1,163	$1,421

	As of
(in millions)	July 31, 2019	October 31, 2018
Manufacturing operations	$1,115	$1,362
Financial Services operations	48	59
Consolidated cash, cash equivalents, and marketable securities	$1,163	$1,421
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature. Consolidated cash, cash equivalents, and marketable securities totaled $1.2 billion as of July 31, 2019.
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
In April 2019, we increased the capacity of our retail accounts funding facility from $100 million to $150 million. Also in April 2019, we temporarily increased the capacity of our wholesale variable funding facility from $350 million to $550 million until the issuance of $300 million of two-year investor notes in June 2019. The issuance replaced the $250 million of investor notes that matured in June 2019.

Our Manufacturing operations sold $7.5 billion of wholesale notes and accounts receivable to our Financial Services operations during the nine months ended July 31, 2019. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.9 billion as of July 31, 2019. Total loans outstanding from our Financial Services operations to our Manufacturing operations were $207 million as of July 31, 2019.
Included in loans made from Financial Services operations to Manufacturing operations is an unsecured loan balance with NFC of $200 million and $150 million as of July 31, 2019 and October 31, 2018, respectively. Our Manufacturing operations also have an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of July 31, 2019 and October 31, 2018, our borrowings under the Intercompany Revolving Loan agreement remained at $7 million for both periods.
Our Financial Services operations in Mexico extend working capital loans to our Manufacturing operations in Mexico for orders received. As of July 31, 2019 and October 31, 2018, the borrowings of our Manufacturing operations in Mexico under these loan agreements were zero and $55 million, respectively.
As of July 31, 2019, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $368 million, and there were no borrowings under NI's $125 million asset-based credit facility which is partly used to secure outstanding letters of credit.
Cash Flow Overview

	Nine Months Ended July 31, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$191	$(87)	$104
Net cash provided by (used in) investing activities	109	(118)	(9)
Net cash provided by (used in) financing activities	(447)	210	(237)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(5)	(7)
Decrease in cash, cash equivalents and restricted cash	(149)	—	(149)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,146	$150	$1,296

	Nine Months Ended July 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(154)	$(26)	$(180)
Net cash provided by (used in) investing activities	133	(73)	60
Net cash provided by financing activities	363	155	518
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(1)	(16)
Increase in cash, cash equivalents and restricted cash	327	55	382
Cash, cash equivalents and restricted cash at beginning of the period	690	150	840
Cash, cash equivalents and restricted cash at end of the period	$1,017	$205	$1,222
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash provided by operating activities was $191 million in the nine months ended July 31, 2019, compared to cash used in operating activities of $154 million in the nine months ending July 31, 2018. The higher generation of cash from operating activities in 2019 compared to 2018 was primarily attributable to a lower increase in inventories, higher collections of accounts receivable, and an increase in other current liabilities partially offset by an acceleration in the payment of a substantial portion of our 2019 minimum required funding of our pension plans, a lower increase in accounts payable and a decrease in intercompany liabilities with Financial Services.
Cash paid for interest, net of amounts capitalized, was $165 million and $181 million in the nine months ended July 31, 2019 and 2018, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash provided by investing activities was $109 million and $133 million in the nine months ended July 31, 2019 and 2018, respectively. The decrease in cash flow from investing activities in 2019 compared to 2018 was primarily attributable to lower net liquidations of marketable securities and an increase in capital expenditures, partially offset by decreases in the purchase of marketable securities and equipment leased to others, higher maturities of marketable securities, proceeds from the sale of a majority interest in Navistar Defense, and the sale of our joint venture in China with JAC.
Manufacturing Operations Cash Flow from Financing Activities
Cash used in financing activities was $447 million in the nine months ended July 31, 2019, compared to cash provided by financing activities of $363 million in the nine months ended July 31, 2018. The net decrease in cash flow from financing activities in 2019 compared to 2018 was primarily attributable to the maturity and repayment of our 4.75% Senior Subordinated Convertible Notes in April 2019, lower proceeds from the issuance of long-term debt, lower proceeds from loans made from Financial Services operations to Manufacturing operations and lower proceeds from finance lease obligations, partially offset by lower payments on long-term debt and a decrease in the amount of debt issuance costs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash used in operating activities was $87 million and $26 million in the nine months ended July 31, 2019 and 2018, respectively. The increase in cash used in operating activities compared to 2018 was primarily due to an increase in net originations of finance receivables partially offset by a decrease in net intercompany receivables with our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $73 million and $55 million for the nine months ended July 31, 2019 and 2018, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $118 million and $73 million in the nine months ended July 31, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $210 million and $155 million in the nine months ended July 31, 2019 and 2018, respectively. The increase was primarily due to the increase in borrowings to fund the increase in net originations of finance receivables and the increase in purchases of equipment leased to others. The increase in borrowings was partially offset by the decrease in net intercompany receivables with our Manufacturing operations.

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
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Net income attributable to NIC	$156	$170	$119	$152
Plus:
Depreciation and amortization expense	47	51	144	160
Manufacturing interest expense(A)	49	60	160	176
Adjusted for:
Income tax expense	(29)	(3)	(9)	(25)
EBITDA	$281	$284	$432	$513
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Interest expense	$76	$82	$243	$240
Less: Financial services interest expense	27	22	83	64
Manufacturing interest expense	$49	$60	$160	$176
Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
EBITDA (reconciled above)	$281	$284	$432	$513
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	5	(4)	7	(4)
Asset impairment charges(B)	3	8	6	11
Restructuring of manufacturing operations(C)	—	1	1	(1)
MaxxForce Advanced EGR engine lawsuits(D)	(31)	—	128	1
Gain on sales(E)	3	—	(56)	—
Debt refinancing charges(F)	6	—	6	46
Pension settlement(G)	—	—	142	9
Settlement gain(H)	(1)	(71)	(3)	(71)
Total adjustments	(15)	(66)	231	(9)
Adjusted EBITDA	$266	$218	$663	$504

Adjusted Net Income attributable to NIC:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2019	2018	2019	2018
Net income attributable to NIC	$156	$170	$119	$152
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	5	(4)	7	(4)
Asset impairment charges(B)	3	8	6	11
Restructuring of manufacturing operations(C)	—	1	1	(1)
MaxxForce Advanced EGR engine lawsuits(D)	(31)	—	128	1
Gain on sales(E)	3	—	(56)	—
Debt refinancing charges(F)	6	—	6	46
Pension settlement(G)	—	—	142	9
Settlement gain(H)	(1)	(71)	(3)	(71)
Total adjustments	(15)	(66)	231	(9)
Tax effect (I)	6	(9)	(41)	(5)
Adjusted net income attributable to NIC	$147	$95	$309	$138
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

(B)
In the third quarter and first nine months of 2019, we recorded $3 million and $6 million, respectively, of asset impairment charges relating to certain assets under operating leases in our Truck segment. In the third quarter and first nine months of 2018, we recorded $8 million and $11 million, respectively, of asset impairment charges related to the sale of our railcar business in Cherokee, Alabama and certain assets under operating leases in our Truck segment.

(C)
In the third quarter and first nine months of 2019, we recorded a restructuring charge of zero and $1 million, respectively, in our Truck segment. In the third quarter and first nine months of 2018, we recorded a charge of $1 million and a benefit of $1 million, respectively, related to adjustments for restructuring in our Truck, Global Operations and Corporate segments.

(D)
In the third quarter and first nine months of 2019, we recognized a net benefit of $31 million primarily related to the MaxxForce engine EGR product litigation recorded during the third quarter of 2017 and a charge of $128 million related to MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck segment. In the nine months ended July 31, 2018, we recognized a charge of $1 million for a jury verdict related to one of the MaxxForce Advanced EGR engine lawsuits in our Truck segment.

(E)
In three months ended July 31, 2019, we recognized a charge of $3 million in our Truck segment for adjustments to the purchase price of the sale of a majority interest in the Navistar Defense business. In the first nine months of 2019, we recognized a gain of $51 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(F)
In the third quarter and first nine months of 2019, we recorded a charge of $6 million for the write off of debt issuance costs and discounts associated with NFC Term Loan. In the first nine months of 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our previously existing 8.25% Senior Notes and the refinancing of our previously existing Term Loan in Corporate.

(G)
In the first nine months of 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million and $9 million, respectively, in Other expense, net in Corporate.

(H)
In the third quarter and first nine months of 2019, we recorded interest income of $1 million and $3 million, respectively, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.

(I)	Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.

Pension and Other Postretirement Benefits
See the applicable section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the nine months ended July 31, 2019, there have been no material changes in our pension plan funding policies.
For the three and nine months ended July 31, 2019, we contributed $9 million and $140 million, respectively, to our pension plans (the "Plans") to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We currently anticipate no additional contributions to the Plans during the remainder of 2019. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2020 through 2022, we will be required to contribute approximately $175 million to $200 million per year to the Plans, depending on asset performance and discount rates.
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
We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. The EPA also issued a final rule in October 2015 that lowered the National Ambient Air Quality Standard for ozone to 70 parts per billion. This rule could lead to future lower emission standards for substances that contribute to ozone depletion, including NOx from vehicles, at the federal and state levels. Our facilities may be subject to regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2018. During the nine months ended July 31, 2019, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2018. During the nine months ended July 31, 2019, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the nine months ended July 31, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2018.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 4, 2019