Form 10-Q
period 2020-01-31
NAVISTAR INTERNATIONAL CORP
filed 2020-03-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020

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
(331) 332-5000
______________________________________________________
Registrant’s telephone number, including area code
 Not applicable
______________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of February 29, 2020, the number of shares outstanding of the registrant’s common stock was 99,490,916, net of treasury shares.

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

•	our business strategies and short-term and long-term goals and activities to accomplish such strategies and goals;

•	our ability to implement our strategy and the results we expect to achieve from the implementation of our strategy;

•	our expectations related to new product launches;

•	anticipated results from acquisitions, dispositions, strategic alliances, and joint ventures we complete;

•
our expectations and estimates relating to restructuring activities, including restructuring charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill, other intangible assets, and property, plant and equipment;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 which was filed on December 17, 2019, and our quarterly report on Form 10-Q for the period ended January 31, 2020, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2020	2019
Sales and revenues
Sales of manufactured products, net	$1,794	$2,386
Finance revenues	44	47
Sales and revenues, net	1,838	2,433
Costs and expenses
Costs of products sold	1,529	1,979
Restructuring charges	1	—
Asset impairment charges	—	2
Selling, general and administrative expenses	182	186
Engineering and product development costs	86	86
Interest expense	65	85
Other expense, net	11	97
Total costs and expenses	1,874	2,435
Equity in loss of non-consolidated affiliates	(1)	—
Loss before income tax	(37)	(2)
Income tax benefit	5	19
Net income (loss)	(32)	17
Less: Net income attributable to non-controlling interests	4	6
Net income (loss) attributable to Navistar International Corporation	$(36)	$11

Income (loss) per share attributable to Navistar International Corporation:
Basic	$(0.36)	$0.11
Diluted	(0.36)	0.11

Weighted average shares outstanding:
Basic	99.5	99.1
Diluted	99.5	99.4

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended January 31,
	2020	2019
Net income (loss)	$(32)	$17
Foreign currency translation adjustment	(8)	14
Defined benefit plans, net of tax	25	115
Total other comprehensive income	17	129
Comprehensive income (loss)	(15)	146
Less: Net income attributable to non-controlling interests	4	6
Total comprehensive income (loss) attributable to Navistar International Corporation	$(19)	$140

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of January 31, 2020	As of October 31, 2019
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,000	$1,370
Restricted cash and cash equivalents	50	133
Trade and other receivables, net	269	338
Finance receivables, net	1,615	1,923
Inventories, net	1,074	911
Other current assets	279	277
Total current assets	4,287	4,952
Restricted cash	87	54
Trade and other receivables, net	10	10
Finance receivables, net	268	274
Investments in non-consolidated affiliates	30	31
Property and equipment (net of accumulated depreciation and amortization of $2,390 and $2,488, respectively)	1,283	1,309
Operating lease right of use assets	107	—
Goodwill	38	38
Intangible assets (net of accumulated amortization of $141 and $142, respectively)	23	25
Deferred taxes, net	127	117
Other noncurrent assets	103	107
Total assets	$6,363	$6,917
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$452	$871
Accounts payable	1,286	1,341
Other current liabilities	1,293	1,363
Total current liabilities	3,031	3,575
Long-term debt	4,283	4,317
Postretirement benefits liabilities	2,056	2,103
Other noncurrent liabilities	732	645
Total liabilities	10,102	10,640
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,730	2,730
Accumulated deficit	(4,256)	(4,409)
Accumulated other comprehensive loss	(2,084)	(1,912)
Common stock held in treasury, at cost (3.7 and 3.9 shares, respectively)	(143)	(147)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,741)	(3,726)
Stockholders’ equity attributable to non-controlling interests	2	3
Total stockholders’ deficit	(3,739)	(3,723)
Total liabilities and stockholders’ deficit	$6,363	$6,917

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2020	2019
Cash flows from operating activities
Net income (loss)	$(32)	$17
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35	33
Depreciation of equipment leased to others	15	15
Deferred taxes, including change in valuation allowance	(10)	(41)
Asset impairment charges	—	2
Gain on sales of investments and businesses, net	—	(59)
Amortization of debt issuance costs and discount	3	6
Stock-based compensation	5	—
Provision for doubtful accounts	4	1
Equity in loss of non-consolidated affiliates, net of dividends	1	—
Other non-cash operating activities	(2)	(1)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	80	(213)
Net cash provided by (used in) operating activities	99	(240)
Cash flows from investing activities
Maturities of marketable securities	—	61
Capital expenditures	(59)	(44)
Purchases of equipment leased to others	(7)	(42)
Proceeds from sales of property and equipment	2	3
Proceeds from sales of investments and businesses	10	95
Other investing activities	—	1
Net cash provided by (used in) investing activities	(54)	74
Cash flows from financing activities
Proceeds from issuance of securitized debt	8	—
Principal payments on securitized debt	(16)	(22)
Net change in secured revolving credit facilities	(315)	48
Proceeds from issuance of non-securitized debt	18	27
Principal payments on non-securitized debt	(65)	(61)
Net change in notes and debt outstanding under revolving credit facilities	(88)	83
Debt issuance costs	—	(1)
Proceeds from financed lease obligations	—	6
Proceeds from exercise of stock options	2	1
Dividends paid by subsidiaries to non-controlling interest	(5)	(8)
Net cash provided by (used in) financing activities	(461)	73
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(3)
Decrease in cash, cash equivalents and restricted cash	(420)	(96)
Cash, cash equivalents and restricted cash at beginning of the period	1,557	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,137	$1,349

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2019	$2	$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	(36)	—	—	4	(32)
Total other comprehensive income	—	—	—	—	17	—	—	17
Reclassification of stranded tax effects	—	—	—	189	(189)	—	—	—
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(2)	—	—	4	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of January 31, 2020	$2	$10	$2,730	$(4,256)	$(2,084)	$(143)	$2	$(3,739)
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income	—	—	—	11	—	—	6	17
Total other comprehensive income	—	—	—	—	129	—	—	129
ASC-606 modified retrospective adoption	—	—	—	(27)	—	—	—	(27)
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(1)	—	—	1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Balance as of January 31, 2019	$2	$10	$2,732	$(4,609)	$(1,791)	$(160)	$3	$(3,813)

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
Our fiscal year ends on October 31. As such, all references to 2020, 2019, and other years contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2019, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $24 million and $32 million as of January 31, 2020 and October 31, 2019, respectively, and liabilities of $3 million and $4 million, respectively. As of January 31, 2020 and October 31, 2019, assets include $10 million and $2 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified us of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $722 million and $927 million as of January 31, 2020 and October 31, 2019, respectively, and liabilities of $648 million and $838 million as of January 31, 2020 and October 31, 2019, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $311 million and $537 million as of January 31, 2020 and October 31, 2019, respectively, and corresponding liabilities of $147 million and $279 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in loss of non-consolidated affiliates includes our share of the net loss of these entities.
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. Revenue recognized for the three months ended January 31, 2020 and 2019 was approximately $31 million and $29 million, respectively. Net expenses incurred for the three months ended January 31, 2020 and 2019 were $17 million and $13 million, respectively, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $17 million and $13 million as of January 31, 2020 and October 31, 2019, respectively. Our payable to TRATON Group was $69 million and $55 million as of January 31, 2020 and October 31, 2019, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. We also entered into an intellectual property agreement and a transition services agreement. For the three months ended January 31, 2020 and 2019, revenue recognized was approximately $14 million and $6 million, respectively. As of January 31, 2020 and October 31, 2019, our receivables from Navistar Defense were $27 million and $29 million, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $253 million at January 31, 2020 compared to $200 million at October 31, 2019, offset by reserves of $53 million and $37 million, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2020	2019
Balance at beginning of period	$510	$529
Costs accrued and revenues deferred	35	52
Adjustments to pre-existing warranties(A)	4	(7)
Payments and revenues recognized	(67)	(68)
Other adjustments(B)	—	12
Balance at end of period	482	518
Less: Current portion	201	257
Noncurrent accrued product warranty and deferred warranty revenue	$281	$261
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

(B)
Other adjustments in the three months ended January 31, 2019 include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in our defense business, Navistar Defense.

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2020, approximately 7,200, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Recently Adopted Accounting Standards
In February 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". This ASU provides guidance on a reclassification from accumulated other comprehensive income to retained earnings for the effect of the tax rate change resulting from the Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. We adopted this ASU on November 1, 2019 which resulted in a decrease to Accumulated deficit and an increase of Accumulated other comprehensive loss on our Consolidated Balance Sheet in the amount of $189 million related to the reclassification of the stranded tax effects.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This ASU provides guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) and determining when the arrangement includes a software license. We early adopted this ASU on November 1, 2019 which resulted in an immaterial impact on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-02. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. We adopted this ASU by using the optional modified retrospective basis on November 1, 2019, with no effect on our Accumulated deficit.
We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, as well as the practical expedient related to land easements. We did not elect the use-of-hindsight. For lessor accounting, we elected to exclude taxes collected from customers, such as sales, use and value added, from the measurement of lease income and expense.
We evaluated our lease population to assess the effect of the guidance on our consolidated financial statements and recorded right of use assets for operating leases related to certain property and equipment of $111 million and lease liabilities of $114 million. The new lease standard also resulted in changes in the classification of certain sales that were recorded as borrowings, as we retained control of the related equipment, in Long-term debt in our Consolidated Balance Sheets. Under the new lease standard, on a prospective basis, these transactions are classified as operating lease liabilities recognized as Other current liabilities and Other noncurrent liabilities in our Consolidated Balance Sheets. In addition, the new lease standard requires lessors to classify cash receipts from leases within operating activities. As a result, cash receipts from operating leases which were accounted for as borrowings are presented as an operating cash inflow rather than the previous presentation as a financing cash inflow.
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Recently Issued Accounting Standards
In December 2019, the FASB issued Accounting Standard Update ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU provides new guidance on accounting for specific taxes and minor codification improvements. This ASU is effective for us in the first quarter of fiscal 2022, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2020
Truck products and services(A)	$1,075	$—	$—	$—	$3	$1,078
Truck contract manufacturing	97	—	—	—	—	97
Used trucks	41	—	—	—	—	41
Engines	—	50	47	—	—	97
Parts	—	442	14	—	—	456
Extended warranty contracts	25	—	—	—	—	25
Sales of manufactured products, net	1,238	492	61	—	3	1,794
Retail financing(C)	—	—	—	37	(2)	35
Wholesale financing(C)	—	—	—	9	—	9
Finance revenues	—	—	—	46	(2)	44
Sales and revenues, net	$1,238	$492	$61	$46	$1	$1,838

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2019
Truck products and services(A)(B)	$1,677	$—	$—	$—	$3	$1,680
Truck contract manufacturing	18	—	—	—	—	18
Used trucks	51	—	—	—	—	51
Engines	—	66	45	—	—	111
Parts	1	480	16	—	—	497
Extended warranty contracts	29	—	—	—	—	29
Sales of manufactured products, net	1,776	546	61	—	3	2,386
Retail financing(C)	—	—	—	35	—	35
Wholesale financing(C)	—	—	—	12	—	12
Finance revenues	—	—	—	47	—	47
Sales and revenues, net	$1,776	$546	$61	$47	$3	$2,433
_________________________

(A)	Includes other markets primarily consisting of Bus, Export Truck and Mexico.

(B)
Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $15 million and $9 million for the three months ended January 31, 2020, respectively, and $13 million and $12 million for the three months ended January 31, 2019, respectively.

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
(Unaudited)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the first quarter of 2020.
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
The amount of deferred revenue related to extended warranty contracts was $265 million and $279 million at January 31, 2020 and October 31, 2019, respectively. Revenue recognized under our extended warranty programs was $25 million and $29 million for the three months ended January 31, 2020 and 2019, respectively. We expect to recognize revenue under our extended warranty programs of approximately $65 million in the remainder of 2020, $81 million in 2021, $66 million in 2022, $37 million in 2023, and $16 million in 2024.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. We recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of January 31, 2020.
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
Asset Impairments
In the three months ended January 31, 2019, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges in our Truck segment of $2 million. These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 11, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which was subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. In the three months ended January 31, 2019, we recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.4 billion and $2.8 billion as of January 31, 2020 and October 31, 2019, respectively.
Included in total assets of our Financial Services operations were finance receivables of $1.9 billion and $2.2 billion as of January 31, 2020 and October 31, 2019, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of January 31, 2020	As of October 31, 2019
Retail portfolio	$698	$854
Wholesale portfolio	1,210	1,366
Total finance receivables	1,908	2,220
Less: Allowance for doubtful accounts	25	23
Total finance receivables, net	1,883	2,197
Less: Current portion, net(A)	1,615	1,923
Noncurrent portion, net	$268	$274
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2020 or October 31, 2019, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $709 million and $874 million as of January 31, 2020 and October 31, 2019, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $148 million and $358 million as of January 31, 2020 and October 31, 2019, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Finance Revenues
The following table presents the components of our Finance revenues from our Financial Services segment:

	Three Months Ended January 31,
(in millions)	2020	2019
Retail notes and finance leases revenue	$16	$14
Wholesale notes interest	16	31
Operating lease revenue	21	21
Retail and wholesale accounts interest	4	8
Gross finance revenues	57	74
Less: Intercompany revenues	11	27
Finance revenues	$46	$47

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended January 31, 2020				Three Months Ended January 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$20	$3	$21	$44	$19	$3	$28	$50
Provision for doubtful accounts	3	—	1	4	1	—	—	1
Charge-off of accounts	(2)	—	—	(2)	(1)	—	—	(1)
Recoveries	—	—	—	—	—	—	—	—
Other(A)	1	—	(1)	—	1	—	—	1
Allowance for doubtful accounts, at end of period	$22	$3	$21	$46	$20	$3	$28	$51
____________________
(A) Amounts include impact from currency translation.
The accrual of interest income is suspended on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$26	$—	$26	$23	$—	$23
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	12	—	12	11	—	11
Finance receivables on non-accrual status	26	—	26	24	—	24

The average balances of the impaired finance receivables in the retail portfolio were $25 million and $21 million during the three months ended January 31, 2020 and 2019, respectively. See Note 11, Fair Value Measurements, for information on the valuation of impaired finance receivables.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	January 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$642	$1,208	$1,850	$753	$1,365	$2,118
30-90 days past due	33	2	35	76	1	77
Over 90 days past due	23	—	23	25	—	25
Total finance receivables	$698	$1,210	$1,908	$854	$1,366	$2,220
6. Inventories
The following table presents the components of Inventories, net in our Consolidated Balance Sheets:

(in millions)	January 31, 2020	October 31, 2019
Finished products	$722	$640
Work in process	85	21
Raw materials	267	250
Total inventories, net	$1,074	$911

7. Leases

We account for a lease when an asset has been identified and when the contract conveys the right to control the use of the identified asset in exchange for consideration for a period of time. We determine whether an arrangement is or contains a lease at inception.
Lessee
We lease certain land, buildings, and equipment under operating and finance leases for our distribution centers, manufacturing facilities and our corporate offices, expiring at various dates through 2030. Operating leases generally have 1 to 20 year terms, with options to extend the lease. Terms are generally negotiated at the time of renewal. Options to terminate are not common and may be included at the discretion of the lessor. Certain leases may include provisions for rent escalation based on actual costs incurred by the lessor. Variable lease payments, which are not material, are not included as right of use assets or lease liabilities in our Consolidated Balance Sheets, and are expensed as incurred. Generally, our lease agreements do not contain any residual value guarantees or restrictive covenants.
All real estate leases and equipment leases, with an initial term greater than 12 months, result in the recognition of a right of use asset and lease liability recognized on our Consolidated Balance Sheets. Certain equipment leases with a term less than 12 months do not result in the recognition of right of use assets or lease liabilities. We recognize lease expense for those leases, which are not material, on a straight-line basis over the lease term.
We sublease certain real estate to third parties. In the first quarter of 2020, sublease income earned was not material to our Consolidated Statements of Operations.
We combine fixed lease and non-lease components for those leases we have entered into or reassessed after the adoption of the new lease standard. These assets include real estate, manufacturing equipment and vehicles. The majority of our leases do not have an implicit rate, therefore we use our incremental borrowing rate in determining the present value of lease payments. For leases denominated in foreign currency, the incremental borrowing rate is adjusted by replacing the U.S. credit-free spread with that of the specific country.

In the first quarter of 2020, we incurred operating lease costs of $2 million and $6 million recorded in Costs of products sold and SG&A expenses, respectively, in our Consolidated Statements of Operations. Finance lease costs were not material to our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents balance sheet information related to operating leases:

(in millions)	As of January 31, 2020
Operating lease right of use assets	$107
Finance lease right of use assets(A)	2
Total right of use assets	$109
Operating lease liabilities
Other current liabilities	$28
Other noncurrent liabilities	81
Finance lease liabilities
Long-term debt	2
Total lease liabilities	$111
_________________________

(A)	Finance lease right of use assets are included in Property and Equipment, net on our Consolidated Balance Sheets.

The following table presents maturities of lease liabilities:

	As of January 31, 2020
(in millions)	Finance Leases	Operating Leases(A)
Remainder of 2020	$—	$26
2021	1	28
2022	1	22
2023	—	17
2024	—	12
Thereafter	—	19
Total lease payments	2	124
Less: Present value discount	—	15
Total lease liabilities	$2	$109
_________________________

(A)	During 2019, we executed a real estate lease contract with total lease liabilities of approximately $21 million which had not commenced in the first quarter of 2020.

The following table presents future minimum lease payments:

	As of October 31, 2019
(in millions)	Capital Lease Obligations	Operating Leases
2020	$1	$37
2021	1	28
2022	—	22
2023	—	18
2024	—	13
Thereafter	—	31
Total future minimum lease payments	$2	$149

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents cash flow information related to leases:

(in millions)	Three Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8
Right of use assets obtained in exchange for lease liabilities
Operating leases	$4

The following table presents the weighted-average remaining lease term and discount rate:

	As of January 31, 2020
(in millions)	Finance Leases	Operating Leases
Weighted-average remaining lease term	9.5 years	5.0 years
Weighted-average discount rate	5.9%	4.1%

Lessor
We primarily lease trucks, tractors, and trailers to retail customers and dealers in the U.S. and Mexico through our Financial Services segment. These leases are classified as either operating or finance leases, expire at various dates, and typically have terms which allow an extension or fair value options to purchase the asset at the end of the lease term. The terms of leases generally range from 2 to 7 years, though extension periods may be for a shorter time. Our Financial Services segment manages the relationship with Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together, “BMO”)). Navistar Capital is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S.  For certain Navistar Capital financed contracts which contain an end of term option for us to purchase the leased equipment if the customer declines to do so, we recognize the equipment subject to an operating lease as an asset on our Consolidated Balance Sheets.  For more information related to the BMO arrangement, see Note 12, Commitments and Contingencies. We have also leased certain real estate to third parties to manage excess capacity through our Corporate segment.
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment leased under operating lease agreements represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We work with our customers and dealers to manage the sale of lease returns and the recovery of residual exposure. We also review residual values periodically to determine that recorded amounts are appropriate and the equipment is not impaired. For more information on key inputs and valuation methodologies in evaluating impairment of assets under operating lease agreements, see Note 11, Fair Value Measurements. For more information regarding impaired finance receivables see Note 5, Allowance for Doubtful Accounts, and Note 3, Restructuring, Impairments and Divestitures for impaired assets under operating leases.

The following table presents revenue from finance and operating leases, included in our Consolidated Statement of Operations:

	Three Months Ended January 31, 2020
(in millions)	Finance Leases(A)	Operating Leases
Sales of manufactured products, net	$—	$8
Finance revenues	7	19
Other expense, net	—	1
Total lease revenue	$7	$28
_______________________
(A) Finance revenues consist primarily of interest income. Additional fees, such as late fees, are not material to our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the carrying amount of equipment leased to others, included in Property Plant and Equipment, net in our Consolidated Balance Sheets:

(in millions)	January 31, 2020	October 31, 2019
Equipment leased to others - at original cost	$539	$562
Less: Accumulated depreciation	130	125
Equipment leased to others - net	$409	$437

The following table presents payments due from operating leases:

(in millions)	January 31, 2020
Remainder of 2020	$79
2021	97
2022	80
2023	62
2024	33
Thereafter	54
Total	$405

The following table presents maturities of finance lease receivables reconciled to the net investment in finance leases:

(in millions)	January 31, 2020
Remainder of 2020	$72
2021	87
2022	64
2023	32
2024	14
Thereafter	5
Total	274
Less: Unearned interest income	51
Net investment in finance leases	$223

Operating and finance lease contracts generally may be repaid or refinanced prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	January 31, 2020	October 31, 2019
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $6 at both dates, and unamortized debt issuance costs of $9 and $10, respectively	$1,553	$1,556
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $14 and $15, respectively	1,086	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	53	60
Other	9	11
Total Manufacturing operations debt	2,921	2,932
Less: Current portion	31	32
Net long-term Manufacturing operations debt	$2,890	$2,900

(in millions)	January 31, 2020	October 31, 2019
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $3 and $4, respectively	$673	$991
Bank credit facilities, at fixed and variable rates, due dates from 2020 through 2025, net of unamortized debt issuance costs of $1 at both dates	978	1,059
Commercial paper, at variable rates, program matures in 2022	44	84
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	119	122
Total Financial Services operations debt	1,814	2,256
Less: Current portion	421	839
Net long-term Financial Services operations debt	$1,393	$1,417

Financial Services Operations
Asset-backed Debt
In January 2020, the Truck Retail Accounts Corporation (“TRAC”) funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.
9. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2020 and 2019, we contributed $30 million and $131 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We expect to contribute approximately $162 million to our pension plans during the remainder of 2020.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We primarily fund other post-employment benefits ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2020 and 2019, as well as anticipated contributions for the remainder of 2020, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019 are comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2020	2019	2020	2019
Service cost for benefits earned during the period	$2	$2	$1	$1
Interest on obligation	21	32	7	12
Amortization of cumulative loss	25	24	—	—
Settlements	—	142	—	—
Premiums on pension insurance	3	1	—	—
Expected return on assets	(36)	(38)	(5)	(5)
Net periodic benefit expense	$15	$163	$3	$8

In the three months ended January 31, 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, in the three months ended January 31, 2019, net actuarial losses of $11 million were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $142 million were recognized in Other expense, net in our Consolidated Statements of Operations.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Effective January 1, 2019, we deposit the matching contribution monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $8 million in both the three months ended January 31, 2020 and 2019.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees pursuant to a certain Retiree Supplemental Benefit Program ("Supplemental Benefit Program") under the 1993 Settlement Agreement, is not part of our consolidated financial statements.
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan will continue until certain funding targets defined by the 1993 Settlement Agreement are met. We record profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 12, Commitments and Contingencies.
10. Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected year to date loss for which a tax benefit cannot be realized are excluded. Our annual effective tax rate is primarily impacted by jurisdictions that continue to be in a valuation allowance. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the first quarter of 2020, we recognized an income tax benefit of $5 million compared to an income tax benefit of $19 million in the prior year period. The change in tax is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the first quarter of 2020 include the impact of earnings, the sale of a majority interest of Navistar Defense in the first quarter of 2019, geographical mix, and certain discrete items.
11. Fair Value Measurements
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2020				As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Foreign currency contracts(A)	$—	$1	$—	$1	$—	$1	$—	$1
Total assets	$—	$1	$—	$1	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$1	$—	$1	$—	$1	$—	$1
Foreign currency contracts(B)	—	3	—	3	—	2	—	2
Guarantees	—	—	24	24	—	—	27	27
Total liabilities	$—	$4	$24	$28	$—	$3	$27	$30
_________________________

(A)	The asset value of foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The liability value of commodity forward contracts and foreign currency contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2020	2019
Guarantees, at beginning of period	$(27)	$(24)
Net terminations	2	2
Settlements	1	1
Guarantees, at end of period	$(24)	$(21)

There were no transfers of Level 3 financial instruments.
In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of Cash and cash equivalents, Restricted cash and cash equivalents, and Accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. Finance receivables, net generally consist of retail and wholesale accounts and notes.
The carrying amounts of Trade and other receivables, net and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. The carrying amounts of wholesale notes approximate fair values as a result of the short-term nature of the wholesale notes and their variable interest rate terms. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$212	$212	$215
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,570	1,570	1,553
6.625% Senior Notes, due 2026	—	1,155	—	1,155	1,086
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	231	—	231	220
Financed lease obligations	—	—	53	53	53
Other(A)	—	—	8	8	8
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	675	675	673
Bank credit facilities, due dates from 2020 through 2025	—	—	962	962	978
Commercial paper, program matures in 2022	44	—	—	44	44
Borrowings secured by operating and finance leases, due serially through 2024	—	—	120	120	119

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$205	$205	$208
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,552	1,552	1,556
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	234	—	234	220
Financed lease obligations	—	—	60	60	60
Other(A)	—	—	9	9	9
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	995	995	991
Bank credit facilities, due dates from 2019 through 2025	—	—	1,038	1,038	1,059
Commercial paper, at variable rates, program matures in 2022	84	—	—	84	84
Borrowings secured by operating and finance leases, due serially through 2024	—	—	122	122	122
________________________

(A)	Excludes non-financial instrument debt of $1 million and $2 million as of January 31, 2020 and October 31, 2019, respectively.
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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.6 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2020 and October 31, 2019 financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.7 billion at January 31, 2020 and October 31, 2019, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $46 million and $51 million and financed lease obligations of $53 million and $60 million, in our Consolidated Balance Sheets as of January 31, 2020 and October 31, 2019, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2020, the amount of stand-by letters of credit and surety bonds issued was $67 million.
In addition, as of January 31, 2020, we have $124 million of outstanding purchase commitments and contracts with $35 million of cancellation fees with expiration dates through 2025.
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
We have accrued $19 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2020. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
Along with other vehicle manufacturers, we have been subject to a number of asbestos-related claims. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims, we are generally not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial condition, results of operations, or cash flows. It is possible that the number of these asbestos-related claims, and the costs for resolving them, could become significant in the future.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan (the "Profit Sharing Plan")) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million comprised of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. The Company’s written submission to the arbitrator is due March 16, 2020 and the Committee’s reply is due April 7, 2020. A hearing is scheduled for the week of April 27, 2020.
By letter dated February 14, 2019, the Committee indicated the Profit Sharing Plan calculation for the plan year ending October 31, 2018 reflects numerous positions that have caused the Committee to dispute the Profit Sharing Plan calculations in the past, and on that basis the Committee disagrees with the 2018 calculation. The Committee also requested information about the 2018 calculation. On March 12, 2019, the Committee filed a motion to enforce the 1993 Settlement Agreement for the Company’s failure to respond to the Committee’s February 14, 2019 information requests. On May 15, 2019, the Company responded to the information requests. The motion to enforce is still pending with the Court, but on October 30, 2019, the Company and the Committee met with the Court regarding the motion to enforce, and agreed on a plan for the Company to respond to the Committee’s information and document requests related to the 2018 calculation (which also relates to the information requested for the Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014). Furthermore, the Committee informed the Company, by letter dated January 19, 2020, that it disputes the Company's Profit Sharing Plan calculations for the years ending October 31, 2015 through October 31, 2019.
As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing is scheduled for June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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
Retiree Health Care Litigation
On October 21, 2016, a lawsuit was filed with the Court by two individual members of the Committee (the "Committee Members") who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement. The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement. The Committee Members allege, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of certain Medicare Part D subsidies and a portion of certain Medicare Part D coverage-gap discounts (collectively, the “Subsidies”)), in each case that were received by the Navistar, Inc. Retiree Health Benefit Trust (the “Base Trust”) created pursuant to the 1993 Settlement Agreement for the Company’s benefit.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The Committee Members requested that the Court order the defendants to restore all losses to the Base Trust, including approximately $26 million, which the Committee Members allege is the Plan participants’ “fair share” of the Subsidies that were allegedly misappropriated by the defendants from January 2012 through April 2015. The Committee Members also requested that the Court enjoin the defendants from alleged future violations of the Plan and ERISA with respect to treatment of the Subsidies, order the defendants to remedy all alleged ERISA-prohibited transactions and pay the Committee Members’ attorneys’ fees and costs.
The Court bifurcated the case and in September 2018 the Court conducted a trial on the issue of whether the Committee Members’ Complaint is barred by the applicable statute of limitations. On November 20, 2018, the Committee Members filed a motion for sanctions, alleging various discovery and trial misconduct by the defendants, and requested that the Court enter judgment in favor of the Committee Members with respect to the statute of limitations issue and award attorneys’ fees to the Committee Members. On March 26, 2019, the Court granted the Committee Members’ motion for sanctions and subsequently extended the statute of limitations discovery period to October 7, 2019. Briefing on the statute of limitations issue was completed in January 2020. The Court also ordered the Company to pay certain of the Committee Members' legal and other costs to file the motion for sanctions and to conduct additional discovery related to the statute of limitations issue.
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing is scheduled for June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million as of January 31, 2020), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In January 2018, the district attorney of the State of Santa Catarina (the "SC District Attorney"), local and state authorities, Selamix, IIAA and the 14 other companies (together, the "Companies") that are alleged to have significantly contributed to the contamination met to discuss the matter. In March 2018, Selamix informed the SC District Attorney that it would voluntarily conduct a preliminary environmental study at the Natureza Facility in an attempt to determine and allocate the liability for the contamination pursuant to an agreement with the Companies after the study is completed. The SC District Attorney agreed to suspend further inquiry into the matter until Selamix’s study had been completed.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In June 2018, Selamix presented its Environmental Preliminary Assessment Report to the SC District Attorney and the Companies alleged to have contributed to the contamination. Selamix also presented commercial proposals from two additional companies specializing in environmental studies to perform the next steps of the technical work. The SC District Attorney then requested a third commercial proposal. One of the commercial proposals included an Environmental Preliminary Assessment Report ("Phase 1 Study") and indicated that a Phase 2 assessment should be performed. In July 2019, the SC District Attorney requested that each of the Companies (including IIAA) inform the SC District Attorney of whether they intended to contribute to the costs of the portion of the Phase 2 assessment related to geophysical investigations to identify buried drums at the Natureza Facility. The request did not include any information related to the potential range of the associated costs or indicate whether contributions for the cost of the other portions of the Phase 2 assessment would be sought from the Companies (including IIAA). IIAA responded to the request indicating that it would not contribute to the cost of the Phase 2 assessment related to geophysical investigations and requested a meeting with the SC District Attorney to discuss the next steps in the process.
In late February 2020, IIAA became aware that the SC District Attorney filed an action in the civil court of Santa Catarina against nine of the Companies (including IIAA), Selamix, and the Municipality of Schroeder (where the Natureza Facility is located) requesting that the defendants in the action bear all of the potential costs of the investigation needed to determine the parties responsible for the contamination and manage the remediation of the contamination at the Natureza Facility and that the defendants place funds in escrow to cover such costs. Prior to ruling on these issues, the court has indicated that it will schedule a hearing to allow the defendants to set forth their defenses. IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of approximately less than US$1 million as of January 31, 2020). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
On August 31, 2016, the District Attorney filed civil actions against IIAA and other companies in the Central Forum of the capital of the State of Sao Paulo seeking soil and groundwater investigation and remediation, together with monetary payment in an unspecified amount. IIAA filed its defense to the civil action on January 26, 2017, alleging that IIAA had made all necessary investigations and had taken remedial measures to address the contamination and that Companhia Ambiental do Estado de Sao Paulo, the environmental agency of Sao Paulo State, had agreed to the remedial measures taken by IIAA.
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney indicated that it would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. On September 10, 2019, the judge granted the New District Attorney's request to require answers to inquiries related to the case from the Department of Water and Electric Energy ("DAEE") and Sao Paulo State Sewage Company ("SABESP"). DAEE and SABESP responded to the requests and the parties are currently reviewing the information provided.
There are no current demands or offers outstanding.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. ("N&C") filed a putative class action lawsuit against NIC, NI, Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, seven additional, similar putative class action lawsuits have been filed in various courts in Canada, including Alberta, Manitoba, Ontario and Quebec (together with the N&C Action, the "Canadian Actions").
On November 16, 2016, the Supreme Court of British Columbia certified a Canada-wide class comprised of persons who purchased heavy-duty trucks equipped with Advanced EGR MaxxForce 11, MaxxForce 13, and MaxxForce 15 engines designed to meet 2010 EPA regulations. On August 1, 2018, the appellate court affirmed the November 2016 decision and certified three additional narrow issues on whether misrepresentations were made in Navistar's advertising materials. The next step will be an attendance before the case management judge regarding the details of the notice of certification to be given to the class. No date for this attendance has been set.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against NI in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, including the Northern District of Illinois, the Eastern District of Wisconsin, the Southern District of Florida, the Middle District of Pennsylvania, the Southern District of Texas, the Western District of Kentucky, the District of Minnesota, the Northern District of Alabama, and the District of New Jersey (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions named both NIC and NI, and alleged matters substantially similar to the Canadian Actions. More specifically, one or more of the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.
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
In December 2014, the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") issued an order consolidating before Judge Joan B. Gottschall of the United States District Court for the Northern District of Illinois all of the U.S. Actions, as well as certain non-class action MaxxForce Advanced EGR engine lawsuits that were pending on October 3, 2014 (the "MDL Action").
Non-class federal lawsuits presenting pre-trial issues similar to the MDL Action continue to be transferred to the MDL Action.
On May 11, 2015, lead counsel for the plaintiffs in the MDL Action filed a consolidated complaint, which was subsequently amended multiple times.
In May 2019, the parties completed negotiation of a settlement agreement (the "Settlement Agreement") to resolve the U.S. Actions. The plaintiffs submitted the Settlement Agreement to the court for preliminary approval on May 28, 2019. The Settlement Agreement class consists of entities and natural persons who owned or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11 or 13 liter engine certified to meet EPA 2010 emissions standards without selective catalytic reduction technology, provided that vehicle was purchased or leased in the U.S.
Among other things, the Settlement Agreement requires that (1) the parties establish a non-reversionary common fund consisting of cash (the “Cash Fund”) and rebates (the “Rebate Fund”) with a total value of $135 million (the “Settlement Fund”); (2) NIC and NI contribute $85 million to the Cash Fund, which will be used to pay all settlement fees and expenses, service awards, attorneys’ fees and costs, and cash payments to members of the settlement class; (3) NI commit to make available rebates with a face value in the aggregate of $50 million to the Rebate Fund; and (4) the settlement class release NIC and NI and their affiliates from all claims and potential claims arising from or related to the allegations in the U. S. Actions, except for claims for personal injury or damage to third-party property. The Settlement Agreement further provides that dollars or value remaining in either the Cash Fund or the Rebate Fund after claims are processed will be used to pay approved claims from the other fund if the other fund is oversubscribed (the “Waterfall”). Any Waterfall from the Rebate Fund to the Cash Fund is capped at $35 million. Finally, the Settlement Agreement states that NIC and NI deny all claims in the U.S. Actions, deny wrongdoing, liability or damage of any kind, and deny that NIC and NI acted improperly or wrongfully in any way. On February 3, 2020, NIC and NI funded $85 million to the Cash Fund.
On June 12, 2019, the court preliminarily approved the settlement. Members of the class were provided notice of the Settlement Agreement and an opportunity to object or opt out. Any members of the class who opted out will not receive any benefit from the Settlement Agreement or be bound by it.
Four class members filed a consolidated objection to the Settlement Agreement on October 10, 2019. On January 3, 2020, the court entered an order rejecting the objection and finding the settlement to be "fair, reasonable, and adequate." The court also granted the motion of lead counsel for the class plaintiffs for approval of an award of attorneys' fees and costs. On January 21, 2020, the court entered an Order Granting Final Approval of Class Action Settlement, Award of Attorneys' Fees and Costs and Final Order and Judgment.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Several cases have been resolved at trial with varying results. Several other state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017, and resulted in a jury verdict of approximately $31 million against the Company, including $20 million in punitive damages.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations.
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs previously awarded to the Milan plaintiffs following an appeal filed by the Company in January 2018 challenging the jury verdict. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on the Milan plaintiffs' warranty claims. On October 11, 2019, the Milan plaintiffs filed an application for permission to appeal this ruling to the Tennessee Supreme Court. On January 16, 2020, the Tennessee Supreme Court granted permission to appeal.
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
On March 1, 2017, the court entered a Memorandum Opinion and Order (i) granting a motion by the DOJ for summary judgment on the issue of liability with respect to NI, (ii) denying a motion by the DOJ for summary judgment on the issue of liability with respect to NIC, and (iii) denying a motion by NIC for summary judgment against the EPA.
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. Fact discovery for the remedy phase is complete and at a status hearing on January 29, 2020, the court set a schedule for summary judgment filings to be completed by June 11, 2020.
Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $4 million in the first quarter of 2020 in SG&A expenses in our Consolidated Statements of Operations. Total charges and cash outlays in future periods could range from $6 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
California Air Resources Board Notice of Violation
On March 28, 2019, Navistar received a notice of violation ("NOV") from the California Air Resources Board ("CARB"). In the NOV, CARB alleges that Navistar failed to disclose a running change to 1,385 engines including certain model year 2013 to 2015 N13 engines and 2014 to 2015 N9/10 engines. CARB alleges that the running change in question made modifications to the emissions control system such that the engines no longer conformed to the configuration as certified. In August 2019, the Company and CARB reached a tentative resolution of this matter for approximately $2 million, subject to agreement on formal terms.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Based on our assessment of the facts underlying the claims in the above action, the Company recorded a charge in the third quarter ended July 31, 2019 in the amount of $2 million as a reserve for its expected obligations in Engineering and product development costs in our Consolidated Statements of Operations. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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
Beginning in June 2016, NDLLC made submissions of documents responsive to the subpoena and engaged in ongoing discussions with government representatives, including representatives from the DOD IG and the Department of Justice ("DOJ"). Such discussions included assertions that NDLLC may have overcharged the United States for the ISS components. In August 2017, NDLLC received a letter from the DOJ claiming that NDLLC made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in NDLLC overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. NDLLC responded to the DOJ’s demand letter explaining its position that it has no liability in this matter, and outlining the bases for such position, and stating that NDLLC intends to vigorously defend its position.
On December 8, 2017, NDLLC received another subpoena from the DOD IG which requested documents relating to NDLLC's pricing of the Mine Resistant Ambush Protected (“MRAP”) vehicle and its sale of parts to the government for the period from January 1, 2006 through December 31, 2013. NDLLC responded to the subpoena.
On July 10, 2018, NDLLC received another subpoena from the DOD IG requesting additional custodian emails and documents related to the MRAP and ISS components. NDLLC responded to the subpoena. Additionally, in September and October 2018, the DOJ conducted interviews of certain current and former employees.
On December 3, 2019, the DOJ filed a complaint against NDLLC in the U.S. District Court for the District of Columbia partially intervening in what had been a sealed False Claims Act (“FCA”) case previously filed by a relator. The relator, a former NDLLC employee, filed his initial complaint in September 2013 in the U.S. District Court for the District of Columbia. The relator filed an amended complaint on November 1, 2019, alleging that NDLLC submitted false pricing support to the government in connection with three MRAP contract parts or part systems - the chassis, the engine, and 13 components of the 3,898 ISS kits (“Relator’s ISS Claim”). The relator alleges single damages of $1.1 billion for the chassis, $36 million for the engine, and $119 million for the Relator’s ISS Claim, totaling approximately $1.3 billion in single damages and $3.8 billion in treble damages. The DOJ’s complaint-in partial intervention alleges that NDLLC submitted false pricing support in connection with 11 of the components of 3,803 ISS kits and seeks damages of an unspecified amount under the FCA and common law theories of mistake, unjust enrichment, and fraud. On January 10, 2020, NDLLC filed a motion to transfer venue to the Northern District of Illinois. On January 16, 2020, the U.S. District Court for the District of Columbia entered an order staying deadlines to respond to the complaints, pending resolution of the motion to transfer venue.
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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2020
External sales and revenues, net	$1,238	$492	$61	$46	$1	$1,838
Intersegment sales and revenues	4	1	7	11	(23)	—
Total sales and revenues, net	$1,242	$493	$68	$57	$(22)	$1,838
Net income (loss) attributable to NIC	$(58)	$119	$—	$17	$(114)	$(36)
Income tax benefit	—	—	—	—	5	5
Segment profit (loss)	$(58)	$119	$—	$17	$(119)	$(41)
Depreciation and amortization	$27	$2	$2	$17	$2	$50
Interest expense	—	—	—	19	46	65
Equity in loss of non-consolidated affiliates	(1)	—	—	—	—	(1)
Capital expenditures(B)	47	5	1	—	6	59

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2019
External sales and revenues, net	$1,776	$546	$61	$47	$3	$2,433
Intersegment sales and revenues	21	2	12	27	(62)	—
Total sales and revenues, net	$1,797	$548	$73	$74	$(59)	$2,433
Net income (loss) attributable to NIC	$90	$144	$6	$31	$(260)	$11
Income tax benefit	—	—	—	—	19	19
Segment profit (loss)	$90	$144	$6	$31	$(279)	$(8)
Depreciation and amortization	$26	$1	$2	$16	$3	$48
Interest expense	—	—	—	29	56	85
Equity in income (loss) of non-consolidated affiliates	1	1	(1)	—	(1)	—
Capital expenditures(B)	31	2	1	1	9	44
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $35 million and $53 million for the three months ended January 31, 2020, and 2019, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2020	$1,844	$705	$274	$2,380	$1,160	$6,363
October 31, 2019	1,705	688	296	2,774	1,454	6,917

14. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive loss before reclassifications	(8)	—	(8)
Amounts reclassified out of accumulated other comprehensive loss	—	25	25
Net current-period other comprehensive income (loss)	(8)	25	17
Reclassification of stranded tax effects(A)	—	(189)	(189)
Balance as of January 31, 2020	$(329)	$(1,755)	$(2,084)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive income (loss) before reclassifications	14	(8)	6
Amounts reclassified out of accumulated other comprehensive loss	—	123	123
Net current-period other comprehensive income	14	115	129
Balance as of January 31, 2019	$(301)	$(1,490)	$(1,791)

_________________________

(A)
During the quarter ended January 31, 2020, we reclassified $189 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. pension and OPEB plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statement of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended January 31,
(in millions)	Location in Consolidated Statements of Operations	2020	2019
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$25	$24
Settlements	Other expense, net	—	142
	Total before tax	25	166
	Income tax benefit	—	(43)
Total reclassifications for the period, net of tax		$25	$123
15. Earnings Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions, except per share data)	2020	2019
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$(36)	$11

Denominator:
Weighted average shares outstanding:
Basic	99.5	99.1
Effect of dilutive securities	—	0.3
Diluted	99.5	99.4

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(0.36)	$0.11
Diluted	(0.36)	0.11

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The conversion rate on our former 4.75% Senior Subordinated Convertible Notes due 2019 (the “2019 Convertible Notes”) was 18.4946 shares of common stock per $1,000 principal amount of 2019 Convertible Notes, equivalent to an initial conversion price of approximately $54.07 per share of common stock. The 2019 Convertible Notes had an anti-dilutive effect when calculating diluted earnings per share when our average stock price was less than $54.07. The 2019 Convertible Notes were fully repaid upon maturity in April 2019, and none were converted into shares of our common stock.
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended January 31, 2020, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.
For the three months ended January 31, 2019, certain securities have been excluded from the computation of earnings per share, as our average stock price during the period was less than their respective exercise prices. The aggregate shares not included were 9.9 million, comprised primarily of 7.6 million shares related to the 2019 Convertible Notes.
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2019. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2019 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
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
First Quarter Summary
During the first quarter of 2020, we took actions to build upon our 2019 accomplishments. We are focused on our Navistar 4.0 playing to win strategy, which is based on three critical elements: driving high performing cross-functional teams, creating a sustainable longer-term performance advantage within our products and services, and identifying and focusing on key markets where we have a differentiated value to prove to our customers that we are their #1 choice.
Financial Summary
Continuing Operations Results — In the first quarter of 2020, our consolidated net sales and revenues were $1.8 billion, a 24% decrease compared to the comparable prior year period. The decrease reflects lower overall volumes from our Truck segment.
In the first quarter of 2020, we incurred a loss before income tax of $37 million compared to $2 million in the comparable prior year period. Our gross margin decreased by $145 million in the first quarter of 2020 primarily due to the impact of lower volumes. In the first quarter of 2019, we purchased group annuity contracts for certain retired pension plan participants which resulted in pension settlement accounting charges of $142 million. In the first quarter of 2019, we also recorded a gain of $54 million related to the sale of a majority interest in our former defense business, ND Holdings, LLC ("Navistar Defense") and a gain on sale of $5 million related to our joint venture in China with Anhui Jianghuai Automobile Bo., Ltd ("JAC").
In the first quarter of 2020, we recognized an income tax benefit of $5 million compared to an income tax benefit of $19 million in the prior year. The decrease to income tax benefit for the first quarter is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the first quarter of 2020 include the impact of earnings, the sale of Navistar Defense in the first quarter of 2019, geographical mix, and certain discrete items.

In the first quarter of 2020, after income taxes, we had a net loss attributable to Navistar International Corporation ("NIC") of $36 million or $0.36 per diluted share compared to net income of $11 million or $0.11 per diluted share in the respective prior year period.
In the first quarter of 2020, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $55 million compared to $96 million in the comparable prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the first quarter of 2020 was $59 million compared to $173 million in the comparable prior year period. In the first quarter of 2020, adjusted consolidated net income (loss) attributable to NIC, excluding certain net impacts ("Adjusted Net Income (Loss)"), was a loss of $33 million compared to income of $57 million in the comparable prior year period. EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.
We ended the first quarter of 2020 with $1.0 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.4 billion as of October 31, 2019. The decrease was primarily attributable to an increase in inventories, decreases in accounts payable, other current and postretirement liabilities, capital expenditures, and repayments under secured and revolving credit facilities and principal payments on long-term debt partially offset by decreases in accounts and finance receivables.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2020 as compared to the quarter ended January 31, 2019

	Three Months Ended January 31,
(in millions, except per share data and % change)	2020	2019	Change	% Change
Sales and revenues, net	$1,838	$2,433	$(595)	(24)%
Costs of products sold	1,529	1,979	(450)	(23)%
Restructuring charges	1	—	1	—%
Asset impairment charges	—	2	(2)	(100)%
Selling, general and administrative expenses	182	186	(4)	(2)%
Engineering and product development costs	86	86	—	—%
Interest expense	65	85	(20)	(24)%
Other expense, net	11	97	(86)	(89)%
Total costs and expenses	1,874	2,435	(561)	(23)%
Equity in loss of non-consolidated affiliates	(1)	—	(1)	—%
Loss before income tax	(37)	(2)	(35)	N.M.
Income tax benefit	5	19	(14)	(74)%
Net income (loss)	(32)	17	(49)	(288)%
Less: Net income attributable to non-controlling interests	4	6	(2)	(33)%
Net income (loss) attributable to Navistar International Corporation	$(36)	$11	$(47)	(427)%

Diluted income (loss) per share(A)	$(0.36)	$0.11	$(0.47)	(427)%
Diluted weighted average shares outstanding	99.5	99.4	0.1	—%
_________________________
(A) Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2020	2019	Change	% Change
Truck	$1,242	$1,797	$(555)	(31)%
Parts	493	548	(55)	(10)%
Global Operations	68	73	(5)	(7)%
Financial Services	57	74	(17)	23%
Corporate and Eliminations	(22)	(59)	37	(63)%
Total	$1,838	$2,433	$(595)	(24)%
In the first quarter of 2020, our Truck segment net sales decreased by $555 million or 31%. The decrease is primarily due to lower volumes in our Core markets and the impact of the sale of a majority interest in Navistar Defense, partially offset by higher sales of units manufactured for General Motors Company ("GM"). In the first quarter of 2020, chargeouts from our Core markets decreased by 39% compared to the first quarter of 2019.
In the first quarter of 2020, our Parts segment net sales decreased by $55 million or 10%. The decrease is primarily due to a decrease in Blue Diamond Parts ("BDP") sales, and decreased volume in the U.S. and Canada.
In the first quarter of 2020, our Global Operations segment net sales decreased by $5 million, or 7%. The decrease was primarily driven by depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 8% compared to the first quarter of 2019, as well as lower volumes in our South America operations.
In the first quarter of 2020, our Financial Services segment net revenues decreased by $17 million or 23%. The decrease is primarily driven by lower average finance receivables, and a reduction in finance fees charged to our Manufacturing operations.
Costs of products sold
In the first quarter of 2020, Costs of products sold decreased by $450 million or 23%. The decrease was primarily driven by the impact of lower overall volumes in our Core markets, partially offset by the commencement of sales of units manufactured for GM.
In the first quarter of 2020, we recorded a charge of $4 million for adjustments to pre-existing warranties compared to a benefit of $7 million for the respective prior year period. Pre-existing warranties during the period were primarily driven by proactive campaign actions on units sold in prior years and by unfavorable warranty experience on engines sold in prior years, partially offset by a favorable truck standard warranty experience.
Interest expense
In the first quarter of 2020, Interest expense decreased by $20 million or 24% compared to the prior year period. The decrease is primarily driven by lower average debt balances, and the impact of an improved funding strategy whereby Financial Services operations has replaced certain term debt with revolving debt. This allows our Financial Services operations to utilize manufacturing cash in lieu of certain borrowings on an intra-quarter basis.
Other expense, net
In the first quarter of 2020, Other expenses decreased by $86 million or 89% compared to the prior year period. The decrease is primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement in the prior year. As a result, we recorded pension settlement accounting charges of $142 million in the first quarter of 2019. The decrease was partially offset by a gain of $54 million related to the sale of a majority interest in Navistar Defense and a gain on sale of $5 million related to our joint venture in China with JAC, both recorded in the first quarter of 2019.

Income tax benefit
In the first quarter of 2020, our income tax benefit decreased by $14 million. The first quarter income tax benefit decrease is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the first quarter of 2020 include the impact of earnings, the sale of a majority interest in Navistar Defense in the first quarter of 2019, geographical mix and certain discrete items.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of the net income attributable to non-controlling interests in 2020 and 2019 relates to Ford Motor Company's non-controlling interest in BDP.
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
Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2020	2019	Change	% Change
Truck segment sales, net	$1,242	$1,797	$(555)	(31)%
Truck segment profit (loss)	(58)	90	(148)	(164)%
Segment sales
In the first quarter of 2020, our Truck segment net sales decreased by $555 million or 31%. The decrease is primarily due to lower volumes in our Core markets and the impact of the sale of a majority interest in Navistar Defense, partially offset by higher sales of units manufactured for GM.
In the first quarter of 2020, chargeouts from our Core markets decreased by 39% compared to the first quarter of 2019, which is reflective of industry volumes. The decrease represents a 69% decrease in Class 8 heavy trucks, a 28% decrease in medium trucks, a 24% decrease in school buses, and a 16% increase in Class 8 severe service trucks.
Segment profit
In the first quarter of 2020, our Truck segment profit decreased by $148 million, or 164%. The decline is primarily attributable to the impact of the sale of a majority interest in Navistar Defense in 2019, the impact of lower volumes in our Core markets and Mexico, and higher used truck losses, partially offset by a decrease in finance fees.
In the first quarter of 2020, we recorded a charge of $4 million for adjustments to pre-existing warranties compared to a benefit of $7 million in the prior year. Pre-existing warranties during the period were primarily driven by proactive campaign actions on units sold in prior years and by unfavorable warranty experience on engines sold in prior years, partially offset by a favorable truck standard warranty experience.
In the first quarter of 2019, we recorded a gain of $54 million related to the sale of a 70% equity interest in Navistar Defense in Other expense, net in our Consolidated Statements of Operations.
Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2020	2019	Change	% Change
Parts segment sales, net	$493	$548	$(55)	(10)%
Parts segment profit	119	144	(25)	(17)%
Segment sales
In the first quarter of 2020, our Parts segment net sales decreased by $55 million or 10%. The decrease is primarily due to a decrease in BDP sales, and decreased volume in the U.S. and Canada.

Segment profit
In the first quarter of 2020, our Parts segment profit decreased by $25 million or 17%. The decrease is primarily due to the impact of lower BDP sales, and lower North America volumes, partially offset by a decrease in finance fees and lower intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2020	2019	Change	% Change
Global Operations segment sales, net	$68	$73	$(5)	(7)%
Global Operations segment profit	—	6	(6)	(100)%
Segment sales
In the first quarter of 2020, our Global Operations segment net sales decreased by $5 million, or 7%, compared to the first quarter of 2019. The decrease was primarily driven by depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 8% compared to the first quarter of 2019, as well as lower volumes in our South America operations.
Segment results
In the first quarter of 2020, our Global Operations segment profit decreased by $6 million, or 100%, compared to the first quarter of 2019. The decrease was primarily driven by higher other income in 2019 of $5 million related to the sale of our former joint venture in China with JAC and the impact of a shift in product mix.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2020	2019	Change	% Change
Financial Services segment revenues, net	$57	$74	$(17)	23%
Financial Services segment profit	17	31	(14)	46%
Segment revenues
In the first quarter of 2020, our Financial Services segment net revenues decreased by $17 million or 23%. The decrease is primarily driven by lower average finance receivables, and a reduction in finance fees charged to our Manufacturing operations.
Segment profit
In the first quarter of 2020, our Financial Services segment profit decreased by $14 million or 46%. The decrease was primarily driven by the impact of lower revenues, partially offset by the result of an improved funding strategy whereby Financial Services operations has replaced certain term debt with revolving debt. This allows our Financial Services operations to utilize manufacturing cash in lieu of certain borrowings on an intra-quarter basis.

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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	6,600	5,900	700	12%
Class 6 and 7 medium trucks	22,700	26,700	(4,000)	(15)%
Class 8 heavy trucks	44,200	57,300	(13,100)	(23)%
Class 8 severe service trucks	19,500	17,800	1,700	10%
Total Core markets	93,000	107,700	(14,700)	(14)%
Combined class 8 trucks	63,700	75,100	(11,400)	(15)%
Navistar Core retail deliveries	12,400	17,700	(5,300)	(30)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Class 6-8 Trucks (U.S. and Canada)
Class 6 and 7 medium trucks	20.3%	25.9%	26.8%	29.8%	25.5%
Class 8 heavy trucks	6.1%	14.3%	13.8%	15.1%	12.1%
Class 8 severe service trucks	14.0%	19.7%	14.1%	12.6%	11.7%
Combined class 8 trucks	8.5%	15.7%	13.9%	14.5%	12.0%

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

	Three Months Ended January 31,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	4,200	3,300	900	27%
Class 6 and 7 medium trucks	3,200	11,600	(8,400)	(72)%
Class 8 heavy trucks	1,000	12,100	(11,100)	(92)%
Class 8 severe service trucks	1,600	2,800	(1,200)	(43)%
Total Core markets	10,000	29,800	(19,800)	(66)%
Combined class 8 trucks	2,600	14,900	(12,300)	(83)%

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

	As of January 31,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	4,300	3,200	1,100	34%
Class 6 and 7 medium trucks	7,100	19,100	(12,000)	(63)%
Class 8 heavy trucks	9,300	23,600	(14,300)	(61)%
Class 8 severe service trucks	4,500	7,800	(3,300)	(42)%
Total Core markets	25,200	53,700	(28,500)	(53)%
Combined class 8 trucks	13,800	31,400	(17,600)	(56)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended January 31,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	1,900	2,500	(600)	(24)%
Class 6 and 7 medium trucks	4,400	6,100	(1,700)	(28)%
Class 8 heavy trucks	2,400	7,800	(5,400)	(69)%
Class 8 severe service trucks	2,900	2,500	400	16%
Total Core markets	11,600	18,900	(7,300)	(39)%
Non "Core" defense	—	100	(100)	(100)%
Other markets(A)	4,400	1,700	2,700	159%
Total worldwide units	16,000	20,700	(4,700)	(23)%
Combined class 8 trucks	5,300	10,300	(5,000)	(49)%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 2,100 and GM-branded units sold to GM during the three months ended January 31, 2020.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	January 31, 2020	October 31, 2019
Consolidated cash and cash equivalents	$1,000	$1,370
Consolidated marketable securities	—	—
Consolidated cash, cash equivalents, and marketable securities	$1,000	$1,370

	As of
(in millions)	January 31, 2020	October 31, 2019
Manufacturing operations	$977	$1,328
Financial Services operations	23	42
Consolidated cash, cash equivalents, and marketable securities	$1,000	$1,370
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities, if any, with our cash and cash equivalents when assessing our liquidity position as these investments are highly liquid in nature. Consolidated cash, cash equivalents, and marketable securities totaled $1.0 billion as of January 31, 2020 and $1.4 billion as of October 31, 2019.
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
We have capacity under our various debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. We expect to substantially replace the $350 million variable funding notes and $300 million two-year investor notes issued by Navistar Financial Services Corporation ("NFSC") prior to their respective maturities in May 2020 and September 2020. The NFSC notes are secured by assets of the wholesale note owner trust.

Effective October 15, 2020, we have the option to redeem, in whole or in part, the $225 million 6.75% Tax Exempt Bonds. Should we choose to redeem the bonds, we expect to fund the redemption with cash on hand, other lower cost debt, or through a refunding of the bonds.
In January 2020, our retail accounts funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.

Our Manufacturing operations sold $1.7 billion of wholesale notes and accounts receivable to our Financial Services operations during the three months ended January 31, 2020. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.4 billion as of January 31, 2020.
NFC paid a $30 million dividend to NI in December 2019, and total loans outstanding from our Financial Services operations to our Manufacturing operations were $301 million and $281 million as of January 31, 2020 and October 31, 2019, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both January 31, 2020 and October 31, 2019; financing from NFC that is secured by used truck inventory of $21 million and $25 million as of January 31, 2020 and October 31, 2019, respectively; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of January 31, 2020 and October 31, 2019, the outstanding balance under the Intercompany Revolving Loan agreement was $20 million and $16 million, respectively; and a working capital loan from our Mexico financial operations for orders received of $60 million and $40 million as of January 31, 2020 and October 31, 2019, respectively.
As of January 31, 2020, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $875 million, and there were no borrowings under NI's $125 million asset-based credit facility which is partly used to secure certain outstanding letters of credit.
Cash Flow Overview

	Three Months Ended January 31, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(311)	$410	$99
Net cash used in investing activities	(49)	(5)	(54)
Net cash provided by (used in) financing activities	12	(473)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(1)	(4)
Decrease in cash, cash equivalents and restricted cash	(351)	(69)	(420)
Cash, cash equivalents and restricted cash at beginning of the period	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,027	$110	$1,137

	Three Months Ended January 31, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(265)	$25	$(240)
Net cash provided by (used in) investing activities	108	(34)	74
Net cash provided by financing activities	39	34	73
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(4)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	(117)	21	(96)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,178	$171	$1,349
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $311 million and $265 million in the three months ended January 31, 2020 and 2019, respectively. The higher use of cash from operating activities in 2020 compared to 2019 was primarily attributable to an increase in intercompany receivables from our Financial Services operations, and higher decreases in accounts payable and other current liabilities, partially offset by a higher decrease in the collection of accounts receivable, a lower increase in inventories and other current assets and a $30 million dividend received from our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $58 million and $61 million in the three months ended January 31, 2020 and 2019, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $49 million in the three months ended January 31, 2020, compared to cash provided by investing activities of $108 million in the three months ended January 31, 2019. The decrease in cash flow from investing activities in 2020 compared to 2019 was primarily attributable to lower maturities of marketable securities, an increase in capital expenditures and lower proceeds from the sale of a majority interest in Navistar Defense, and from the sale of our joint venture in China with JAC.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $12 million and $39 million in the three months ended January 31, 2020 and 2019, respectively. The net decrease in cash flow provided by financing activities in 2020 compared to 2019 was primarily attributable to lower proceeds from loans made from Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $410 million and $25 million in the three months ended January 31, 2020 and 2019, respectively. The increase in cash provided by operating activities compared to 2019 was primarily due to an increase in net collections on finance receivables and an increase in net intercompany payables to our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $17 million and $25 million for the three months ended January 31, 2020 and 2019, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $5 million and $34 million in the three months ended January 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to a decrease in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $473 million in the three months ended January 31, 2020, compared to cash provided by financing activities of $34 million in the three months ended January 31, 2019. The decrease was primarily due to the repayment of borrowings from the increase in net collections of finance receivables, the decrease in borrowing requirements related to the decrease in purchases of equipment leased to others, and the decrease in borrowing requirements related to the increase in net intercompany payables to our Manufacturing operations.

Non-GAAP Financial Performance Measures
EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss), which exclude certain identified items that we do not consider to be part of our ongoing business, are not in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.
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
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2020	2019
Net income (loss) attributable to NIC	$(36)	$11
Plus:
Depreciation and amortization expense	50	48
Manufacturing interest expense(A)	46	56
Adjusted for:
Income tax benefit	5	19
EBITDA	$55	$96
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended January 31,
(in millions)	2020	2019
Interest expense	$65	$85
Less: Financial services interest expense	19	29
Manufacturing interest expense	$46	$56
Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2020	2019
EBITDA (reconciled above)	$55	$96
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	4	(7)
Asset impairment charges(B)	—	2
Restructuring of manufacturing operations(C)	1	—
Gain on sales(D)	—	(59)
Pension settlement(E)	—	142
Settlement gain(F)	(1)	(1)
Total adjustments	4	77
Adjusted EBITDA	$59	$173

Adjusted Net Income (Loss) attributable to NIC:

	Three Months Ended January 31,
(in millions)	2020	2019
Net income (loss) attributable to NIC	$(36)	$11
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	4	(7)
Asset impairment charges(B)	—	2
Restructuring of manufacturing operations(C)	1
Gain on sales(D)	—	(59)
Pension settlement(E)	—	142
Settlement gain(F)	(1)	(1)
Total adjustments	4	77
Tax effect (G)	(1)	(31)
Adjusted net income (loss) attributable to NIC	$(33)	$57
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

(B)	In the first quarter of 2019, we recorded $2 million of asset impairment charges related to certain assets under operating leases in our Truck segment.

(C)	In the first quarter of 2020, we recorded a restructuring charge of $1 million in our Truck segment.

(D)
In the first quarter of 2019, we recognized a gain of $54 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(E)
In the first quarter of 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million in Other expense, net in Corporate.

(F)
In both the first quarter of 2020 and 2019, we recorded interest income of $1 million, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.

(G)	Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2019. During the three months ended January 31, 2020, there have been no material changes in our pension plan funding policies.
For the three months ended January 31, 2020 and 2019, we contributed $30 million and $131 million, respectively, to our pension plans (the "Plans") to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We currently expect to contribute an additional $162 million to the Plans during the remainder of 2020. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that from 2021 through 2023, we will be required to contribute approximately $140 million to $175 million per year to the Plans, depending on asset performance and discount rates.
For more information, see Note 9, Postretirement Benefits, to the accompanying consolidated financial statements.

Other Information
Environmental Matters
We have been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the "Superfund" law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us, which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.
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
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024. On January 6, 2020 the EPA submitted an Advanced Notice of Proposed Rulemaking for publication in the Federal Register. Within the advanced proposal the EPA is soliciting comments towards a potential rule which would take effect in the 2027 timeframe. The EPA is considering regulatory changes to address lower NOx emissions standards, updates to test procedures to capture real world emissions, updates to certification and in-use testing protocol, extended emissions warranty and regulatory useful life. On April 18, 2019, the California air Resources Board ("CARB") released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. However, CARB has not issued these as formal regulatory proposals. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2019. During the three months ended January 31, 2020, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Revenue

•	Product Warranty
Recently Issued Accounting Standards
The information required to be set forth under this heading is incorporated by reference from Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part I, Item 1.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2019. During the three months ended January 31, 2020, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the three months ended January 31, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2019, except as disclosed below:
Our Manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.
We obtain raw materials, parts and manufactured components from third-party suppliers ("Third Party Supplies"). Any delay in receiving Third Party Supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Furthermore, the recent outbreak of the Coronavirus “COVID-19” in China has resulted in work stoppages at certain suppliers in China that are part of our supply chain. As of March 4, 2020, we have not experienced shortages in supply as a result of the interruptions, but if the work stoppages were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to deliver our products to our customers on schedule and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of Third Party Supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have significant operations in foreign countries, primarily in Canada, Mexico and Brazil. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating a multinational company. These risks include, among others:

•	trade protection measures, export limitations and import and export licensing requirements;

•
tariffs imposed on key raw materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change;

•	currency exchange rate risk;

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets; and

•	the occurrence and spread of a contagious disease or illness, such as the Coronavirus “COVID-19”.
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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 4, 2020