Form 10-Q
period 2020-04-30
NAVISTAR INTERNATIONAL CORP
filed 2020-06-04
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of May 31, 2020, the number of shares outstanding of the registrant’s common stock was 99,504,431, net of treasury shares.

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill, other intangible assets, and property, plant and equipment;

•	costs relating to litigation and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs;

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations; and

•	our expectations relating to the anticipated impact that the novel strain of coronavirus (“COVID-19”) pandemic has on our business, financial condition, results of operations and cash flows.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which was filed on December 17, 2019, and this Quarterly Report on Form 10-Q for the period ended April 30, 2020, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2020	2019	2020	2019
Sales and revenues
Sales of manufactured products, net	$1,877	$2,948	$3,671	$5,334
Finance revenues	48	48	92	95
Sales and revenues, net	1,925	2,996	3,763	5,429
Costs and expenses
Costs of products sold	1,624	2,493	3,153	4,472
Restructuring charges	—	1	1	1
Asset impairment charges	13	1	13	3
Selling, general and administrative expenses	170	373	352	559
Engineering and product development costs	78	75	164	161
Interest expense	63	82	128	167
Other expense, net	2	18	13	115
Total costs and expenses	1,950	3,043	3,824	5,478
Equity in income (loss) of non-consolidated affiliates	(1)	3	(2)	3
Loss before income tax	(26)	(44)	(63)	(46)
Income tax benefit (expense)	(7)	1	(2)	20
Net loss	(33)	(43)	(65)	(26)
Less: Net income attributable to non-controlling interests	5	5	9	11
Net loss attributable to Navistar International Corporation	$(38)	$(48)	$(74)	$(37)

Loss per share attributable to Navistar International Corporation:
Basic	$(0.38)	$(0.48)	$(0.74)	$(0.37)
Diluted	(0.38)	(0.48)	(0.74)	(0.37)

Weighted average shares outstanding:
Basic	99.7	99.2	99.6	99.2
Diluted	99.7	99.2	99.6	99.2

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net loss	$(33)	$(43)	$(65)	$(26)
Foreign currency translation adjustment	(103)	(18)	(111)	(4)
Defined benefit plans, net of tax	24	23	49	138
Total other comprehensive income (loss)	(79)	5	(62)	134
Comprehensive income (loss)	(112)	(38)	(127)	108
Less: Net income attributable to non-controlling interests	5	5	9	11
Total comprehensive income (loss) attributable to Navistar International Corporation	$(117)	$(43)	$(136)	$97

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of April 30, 2020	As of October 31, 2019
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,547	$1,370
Restricted cash and cash equivalents	60	133
Trade and other receivables, net	225	338
Finance receivables, net	1,416	1,923
Inventories, net	1,012	911
Other current assets	265	277
Total current assets	4,525	4,952
Restricted cash	71	54
Trade and other receivables, net	8	10
Finance receivables, net	204	274
Investments in non-consolidated affiliates	28	31
Property and equipment (net of accumulated depreciation and amortization of $2,333 and $2,488, respectively)	1,207	1,309
Operating lease right of use assets	121	—
Goodwill	38	38
Intangible assets (net of accumulated amortization of $138 and $142, respectively)	19	25
Deferred taxes, net	117	117
Other noncurrent assets	102	107
Total assets	$6,440	$6,917
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$570	$871
Accounts payable	1,038	1,341
Other current liabilities	1,075	1,363
Total current liabilities	2,683	3,575
Long-term debt	4,859	4,317
Postretirement benefits liabilities	2,032	2,103
Other noncurrent liabilities	722	645
Total liabilities	10,296	10,640
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,725	2,730
Accumulated deficit	(4,296)	(4,409)
Accumulated other comprehensive loss	(2,163)	(1,912)
Common stock held in treasury, at cost (3.6 and 3.9 shares, respectively)	(136)	(147)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,858)	(3,726)
Stockholders’ equity attributable to non-controlling interests	2	3
Total stockholders’ deficit	(3,856)	(3,723)
Total liabilities and stockholders’ deficit	$6,440	$6,917

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2020	2019
Cash flows from operating activities
Net loss	$(65)	$(26)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	66
Depreciation of equipment leased to others	29	31
Deferred taxes, including change in valuation allowance	(9)	(41)
Asset impairment charges	13	3
Gain on sales of investments and businesses, net	—	(59)
Amortization of debt issuance costs and discount	7	12
Stock-based compensation	13	14
Provision for doubtful accounts	9	6
Equity in (income) loss of non-consolidated affiliates, net of dividends	2	(2)
Other non-cash operating activities	(5)	(4)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	(182)	(190)
Net cash used in operating activities	(118)	(190)
Cash flows from investing activities
Maturities of marketable securities	—	79
Capital expenditures	(90)	(66)
Purchases of equipment leased to others	(16)	(76)
Proceeds from sales of property and equipment	7	5
Proceeds from sales of investments and businesses	10	95
Net cash provided by (used in) investing activities	(89)	37
Cash flows from financing activities
Proceeds from issuance of securitized debt	16	—
Principal payments on securitized debt	(30)	(34)
Net change in secured revolving credit facilities	(167)	275
Proceeds from issuance of non-securitized debt	620	73
Principal payments on non-securitized debt	(107)	(508)
Net change in notes and debt outstanding under revolving credit facilities	24	126
Debt issuance costs	(10)	(2)
Proceeds from financed lease obligations	—	9
Proceeds from exercise of stock options	3	2
Dividends paid by subsidiaries to non-controlling interest	(10)	(13)
Other financing activities	(2)	(2)
Net cash provided by (used in) financing activities	337	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	121	(237)
Cash, cash equivalents and restricted cash at beginning of the period	1,557	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,678	$1,208

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2019	$2		$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	—	(36)	—	—	4	(32)
Total other comprehensive income	—		—	—	—	17	—	—	17
Reclassification of stranded tax effects	—		—	—	189	(189)	—	—	—
Stock-based compensation	—		—	2	—	—	—	—	2
Stock ownership programs	—		—	(2)	—	—	4	—	2
Cash dividends paid to non-controlling interest	—		—	—	—	—	—	(5)	(5)
Balance as of January 31, 2020	$2		$10	$2,730	$(4,256)	$(2,084)	$(143)	$2	$(3,739)
Net income (loss)	—	—	—	—	(38)	—	—	5	(33)
Total other comprehensive loss	—		—	—	—	(79)	—	—	(79)
Stock-based compensation	—		—	1	—	—	—	—	1
Stock ownership programs	—		—	(6)	(2)	—	7	—	(1)
Cash dividends paid to non-controlling interest	—		—	—	—	—	—	(5)	(5)
Balance as of April 30, 2020	$2		$10	$2,725	$(4,296)	$(2,163)	$(136)	$2	$(3,856)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)		$(161)	$5	$(3,926)
Net income	—	—	—	11	—		—	6	17
Total other comprehensive income	—	—	—	—	129		—	—	129
ASC-606 modified retrospective adoption	—	—	—	(27)	—		—	—	(27)
Stock-based compensation	—	—	2	—	—		—	—	2
Stock ownership programs	—	—	(1)	—	—		1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—		—	(8)	(8)
Balance as of January 31, 2019	$2	$10	$2,732	$(4,609)	$(1,791)		$(160)	$3	$(3,813)
Net income (loss)	—	—	—	(48)	—	—	—	5	(43)
Total other comprehensive income	—	—	—	—	5		—	—	5
Stock-based compensation	—	—	5	—	—		—	—	5
Stock ownership programs	—	—	(9)	—	—		8	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—		—	(5)	(5)
Balance as of April 30, 2019	$2	$10	$2,728	$(4,657)	$(1,786)		$(152)	$3	$(3,852)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $18 million and $32 million as of April 30, 2020 and October 31, 2019, respectively, and liabilities of $4 million, for both periods. As of April 30, 2020 and October 31, 2019, assets include $4 million and $2 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified us of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $806 million and $927 million as of April 30, 2020 and October 31, 2019, respectively, and liabilities of $725 million and $838 million as of April 30, 2020 and October 31, 2019, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $255 million and $537 million as of April 30, 2020 and October 31, 2019, respectively, and corresponding liabilities of $180 million and $279 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in income (loss) of non-consolidated affiliates includes our share of the net income of these entities.
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. Revenue recognized for the three months and six months ended April 30, 2020 was approximately $12 million and $43 million, respectively, compared to $42 million and $71 million in the comparable prior year periods. Net expenses incurred for the three months and six months ended April 30, 2020 was $7 million and $24 million, respectively, compared to $5 million and $18 million in the respective prior year periods, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $4 million and $13 million as of April 30, 2020 and October 31, 2019, respectively. Our payable to TRATON Group was $75 million and $55 million as of April 30, 2020 and October 31, 2019, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. We also entered into an intellectual property agreement and a transition services agreement. For the three and six months ended April 30, 2020, revenue recognized was approximately $11 million and $25 million, respectively, compared to $28 million and $34 million in the respective prior year periods. As of April 30, 2020 and October 31, 2019, our receivables from Navistar Defense were $27 million and $29 million, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $232 million at April 30, 2020 compared to $200 million at October 31, 2019, offset by reserves of $70 million and $37 million, respectively.
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
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. For more information regarding asset impairment charges see Note 3. Restructurings, Impairments and Divestitures.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2020	2019
Balance at beginning of period	$510	$529
Costs accrued and revenues deferred	73	118
Adjustments to pre-existing warranties(A)	17	2
Payments and revenues recognized	(132)	(138)
Other adjustments(B)	—	12
Balance at end of period	468	523
Less: Current portion	215	261
Noncurrent accrued product warranty and deferred warranty revenue	$253	$262
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

(B)
Other adjustments in 2019 include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in Navistar Defense.

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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2020, approximately 7,100, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Due to disruptions in our supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities have been impacted. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. Even as production resumes by us and our suppliers, production volumes may be volatile. If we are unsuccessful in managing the re-start of our production, our results of operations may be materially affected.
Recently Adopted Accounting Standards
In February 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". This ASU provides guidance on a reclassification from accumulated other comprehensive income to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. We adopted this ASU on November 1, 2019 which resulted in a decrease to Accumulated deficit and an increase of Accumulated other comprehensive loss on our Consolidated Balance Sheet in the amount of $189 million related to the reclassification of the stranded tax effects.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-02. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors remained largely unchanged. We adopted this ASU by using the optional modified retrospective basis on November 1, 2019, with no effect on our Accumulated deficit.
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
We evaluated our lease population to assess the effect of the guidance on our consolidated financial statements and recorded right of use assets for operating leases related to certain property and equipment of $111 million and lease liabilities of $114 million. The new lease standard also resulted in changes in the classification of certain sales that were previously recorded as borrowings, as we retained control of the related equipment, in Long-term debt in our Consolidated Balance Sheets. Under the new lease standard, on a prospective basis, these transactions are classified as operating lease liabilities recognized as Other current liabilities and Other noncurrent liabilities in our Consolidated Balance Sheets. In addition, the new lease standard requires lessors to classify cash receipts from leases within operating activities. As a result, cash receipts from operating leases which were accounted for as borrowings are presented as an operating cash inflow rather than the previous presentation as a financing cash inflow.
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For more information on leases, refer to Note 7. Leases
Recently Issued Accounting Standards
In December 2019, the FASB issued Accounting Standard Update ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by removing certain exceptions previously included in the guidance. In addition, the ASU provides new guidance on accounting for specific taxes and minor codification improvements. This ASU is effective for us in the first quarter of fiscal year 2022, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-13. This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal year 2021. The impact of this ASU on our consolidated financial statements will primarily result from our Financial Services operations and certain financial guarantees, and will largely depend on economic conditions and forecasts existing at the time of adoption.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended April 30, 2020
Truck products and services(A)	$1,257	$—	$—	$—	$3	$1,260
Truck contract manufacturing	59	—	—	—	—	59
Used trucks	42	—	—	—	—	42
Engines	—	49	36	—	—	85
Parts	1	393	11	—	—	405
Extended warranty contracts	26	—	—	—	—	26
Sales of manufactured products, net	1,385	442	47	—	3	1,877
Retail financing(C)	—	—	—	41	(2)	39
Wholesale financing(C)	—	—	—	9	—	9
Finance revenues	—	—	—	50	(2)	48
Sales and revenues, net	$1,385	$442	$47	$50	$1	$1,925

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Six Months Ended April 30, 2020
Truck products and services(A)	$2,332	$—	$—	$—	$6	$2,338
Truck contract manufacturing	156	—	—	—	—	156
Used trucks	83	—	—	—	—	83
Engines	—	99	83	—	—	182
Parts	1	835	25	—	—	861
Extended warranty contracts	51	—	—	—	—	51
Sales of manufactured products, net	2,623	934	108	—	6	3,671
Retail financing(C)	—	—	—	78	(4)	74
Wholesale financing(C)	—	—	—	18	—	18
Finance revenues	—	—	—	96	(4)	92
Sales and revenues, net	$2,623	$934	$108	$96	$2	$3,763

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended April 30, 2019
Truck products and services(A)	$2,099	$—	$—	$—	$3	$2,102
Truck contract manufacturing	112	—	—	—	—	112
Used trucks	46	—	—	—	—	46
Engines	—	78	60	—	—	138
Parts	1	500	20	—	—	521
Extended warranty contracts	29	—	—	—	—	29
Sales of manufactured products, net	2,287	578	80	—	3	2,948
Retail financing(C)	—	—	—	36	—	36
Wholesale financing(C)	—	—	—	12	—	12
Finance revenues	—	—	—	48	—	48
Sales and revenues, net	$2,287	$578	$80	$48	$3	$2,996

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Six Months Ended April 30, 2019
Truck products and services(A)(B)	$3,776	$—	$—	$—	$6	$3,782
Truck contract manufacturing	130	—	—	—	—	130
Used trucks	97	—	—	—	—	97
Engines	—	144	105	—	—	249
Parts	2	980	36	—	—	1,018
Extended warranty contracts	58	—	—	—	—	58
Sales of manufactured products, net	4,063	1,124	141	—	6	5,334
Retail financing(C)	—	—	—	71	—	71
Wholesale financing(C)	—	—	—	24	—	24
Finance revenues	—	—	—	95	—	95
Sales and revenues, net	$4,063	$1,124	$141	$95	$6	$5,429
_________________________

(A)	Includes other markets primarily consisting of Bus, Export Truck and Mexico.

(B)
Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing revenues in the Financial Services segment include interest revenue of $17 million and $32 million for the three and six months ended April 30, 2020, respectively, and $14 million and $27 million for the three and six months ended April 30, 2019, respectively. Wholesale financing revenues in the Financial Services segment include interest revenue of $8 million and $18 million for the three and six months ended April 30, 2020, respectively, and $12 million and $24 million for the three and six months ended April 30, 2019, respectively.

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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the second quarter of 2020.
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
The amount of deferred revenue related to extended warranty contracts was $256 million and $279 million at April 30, 2020 and October 31, 2019, respectively. Revenue recognized under our extended warranty programs was $26 million and $51 million for the three months and six months ended April 30, 2020, respectively, and $29 million and $58 million for the three and six months ended April 30, 2019, respectively. We expect to recognize revenue under our extended warranty programs of approximately $45 million in the remainder of 2020, $86 million in 2021, $64 million in 2022, $36 million in 2023, $16 million in 2024, and an aggregate amount of $9 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. We recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of April 30, 2020.
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
Asset Impairments
In the three months ended April 30, 2020, we identified a triggering event related to our operations in Brazil due to the impacts of the COVID-19 pandemic, which resulted in declines in actual and forecasted results. We performed an impairment test as of April 30, 2020 on the long-lived assets of the Brazilian asset group. As a result, we recorded charges of $12 million in our Global Operations segment.
In the three months ended April 30, 2020, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $1 million in our Truck segment.
In the three and six months ended April 30, 2019, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $1 million and $3 million, respectively, in our Truck segment.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which was subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. In the six months ended April 30, 2019, we recognized a gain on the sale in our Truck segment of $54 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.1 billion and $2.8 billion as of April 30, 2020 and October 31, 2019, respectively.
Included in total assets of our Financial Services operations were finance receivables of $1.6 billion and $2.2 billion as of April 30, 2020 and October 31, 2019, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
In connection with the COVID-19 pandemic, we have received extension requests from certain customers in the retail note, finance lease and operating lease portfolios. These requests were generally granted for short-term extensions (less than 6 months), without interest or principal forgiveness. The related credit exposure was not material to the consolidated financial statements.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of April 30, 2020	As of October 31, 2019
Retail portfolio	$478	$854
Wholesale portfolio	1,165	1,366
Total finance receivables	1,643	2,220
Less: Allowance for doubtful accounts	23	23
Total finance receivables, net	1,620	2,197
Less: Current portion, net(A)	1,416	1,923
Noncurrent portion, net	$204	$274
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2020 or October 31, 2019, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $779 million and $874 million as of April 30, 2020 and October 31, 2019, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $110 million and $358 million as of April 30, 2020 and October 31, 2019, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues from our Financial Services segment:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Retail notes and finance leases revenue	$18	$15	$34	$29
Wholesale notes interest	19	31	35	62
Operating lease revenue	23	22	44	43
Retail and wholesale accounts interest	4	10	8	18
Gross finance revenues	64	78	121	152
Less: Intercompany revenues	14	30	25	57
Finance revenues	$50	$48	$96	$95

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended April 30, 2020				Three Months Ended April 30, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$22	$3	$21	$46	$20	$3	$28	$51
Provision for doubtful accounts	4	(1)	2	5	3	—	2	5
Charge-offs, net of recoveries	(1)	—	—	(1)	(1)	—	(1)	(2)
Other(A)	(4)	—	(3)	(7)	—	—	—	—
Allowance for doubtful accounts, at end of period	$21	$2	$20	$43	$22	$3	$29	$54

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Six Months Ended April 30, 2020				Six Months Ended April 30, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$20	$3	$21	$44	$19	$3	$28	$50
Provision for doubtful accounts	7	(1)	3	9	4	—	2	6
Charge-offs, net of recoveries	(3)	—	—	(3)	(2)	—	(1)	(3)
Other(A)	(3)	—	(4)	(7)	1	—	—	1
Allowance for doubtful accounts, at end of period	$21	$2	$20	$43	$22	$3	$29	$54
____________________
(A) Amounts include impact from currency translation.
The accrual of interest income is suspended on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	April 30, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$26	$—	$26	$23	$—	$23
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	15	—	15	11	—	11
Finance receivables on non-accrual status	26	—	26	24	—	24

The average balances of the impaired finance receivables in the retail portfolio were $23 million and $21 million during the six months ended April 30, 2020 and 2019, respectively. See Note 11, Fair Value Measurements, for information on the valuation of impaired finance receivables.
In response to the COVID-19 pandemic, we have granted limited payment extensions to certain customers who were not past due before the pandemic. There was no forgiveness of principal or interest in connection with these extensions. As a result, we concluded that these extensions were not troubled debt restructurings ("TDR"). We have TDRs in the normal course of our Financial Services operations; however, such amounts are not material.
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	April 30, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$417	$1,164	$1,581	$753	$1,365	$2,118
30-90 days past due	43	1	44	76	1	77
Over 90 days past due	18	—	18	25	—	25
Total finance receivables	$478	$1,165	$1,643	$854	$1,366	$2,220

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Inventories
The following table presents the components of Inventories, net in our Consolidated Balance Sheets:

(in millions)	April 30, 2020	October 31, 2019
Finished products	$635	$640
Work in process	17	21
Raw materials	360	250
Total inventories, net	$1,012	$911

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
We sublease certain real estate to third parties. In the second quarter of 2020, sublease income earned was not material to our Consolidated Statements of Operations.
We generally combine fixed lease and non-lease components for those leases we have entered into or reassessed after the adoption of the new lease standard. These assets primarily include real estate, manufacturing equipment and vehicles. The implicit rate of the majority of our leases is not known; therefore we use our incremental borrowing rate in determining the present value of lease payments. For leases denominated in a foreign currency, the incremental borrowing rate is adjusted by replacing the U.S. credit-free spread with that of the specific country.
In the second quarter and first half of 2020, we incurred operating lease costs recorded in Costs of products sold of $2 million and $4 million, respectively. In the second quarter and first half of 2020, we incurred operating lease costs recorded in SG&A expenses of $6 million and $12 million, respectively. These charges were recognized in our Consolidated Statements of Operations. Finance lease costs were not material to our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents balance sheet information related to operating leases:

(in millions)	As of April 30, 2020
Operating lease right of use assets	$121
Finance lease right of use assets(A)	2
Total right of use assets	$123
Operating lease liabilities
Other current liabilities	$30
Other noncurrent liabilities	94
Finance lease liabilities
Notes payable and current maturities of long-term debt	1
Long-term debt	1
Total lease liabilities	$126
_________________________

(A)	Finance lease right of use assets are included in Property and Equipment, net on our Consolidated Balance Sheets.

The following table presents maturities of lease liabilities:

	As of April 30, 2020
(in millions)	Finance Leases	Operating Leases
Remainder of 2020	$—	$17
2021	1	33
2022	1	25
2023	—	20
2024	—	13
Thereafter	—	32
Total lease payments	2	140
Less: Present value discount	—	16
Total lease liabilities	$2	$124

The following table presents future minimum lease payments:

	As of October 31, 2019
(in millions)	Capital Lease Obligations	Operating Leases
2020	$1	$37
2021	1	28
2022	—	22
2023	—	18
2024	—	13
Thereafter	—	31
Total future minimum lease payments	$2	$149

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents cash flow information related to leases:

(in millions)	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10	$19
Right of use assets obtained in exchange for lease liabilities
Operating leases	$24	$28

The following table presents the weighted-average remaining lease term and discount rate:

	As of April 30, 2020
	Finance Leases	Operating Leases
Weighted-average remaining lease term	9.0 years	5.7 years
Weighted-average discount rate	5.9%	4.3%

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

The following table presents revenue from finance and operating leases, included in our Consolidated Statement of Operations:

	Three Months Ended April 30, 2020		Six Months Ended April 30, 2020
(in millions)	Finance Leases(A)	Operating Leases	Finance Leases(A)	Operating Leases
Sales of manufactured products, net	$—	$4	$—	$12
Finance revenues	11	22	18	41
Other expense, net	—	2	—	3
Total lease revenue	$11	$28	$18	$56
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the carrying amount of equipment leased to others, included in Property Plant and Equipment, net in our Consolidated Balance Sheets:

(in millions)	April 30, 2020	October 31, 2019
Equipment leased to others, at original cost	$484	$562
Less: Accumulated depreciation	118	125
Equipment leased to others, net	$366	$437

The following table presents payments due from operating leases:

(in millions)	April 30, 2020
Remainder of 2020	$64
2021	81
2022	71
2023	52
2024	31
Thereafter	43
Total	$342

The following table presents maturities of finance lease receivables reconciled to the net investment in finance leases:

(in millions)	April 30, 2020
Remainder of 2020	$74
2021	62
2022	44
2023	22
2024	9
Thereafter	2
Total	213
Less: Unearned interest income	43
Net investment in finance leases	$170

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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	April 30, 2020	October 31, 2019
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $5 and $6, respectively, and unamortized debt issuance costs of $9 and $10, respectively	$1,550	$1,556
9.5% Senior Secured Notes, due 2025, net of unamortized debt issuance costs of $12	588	—
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $14 and $15, respectively	1,086	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	51	60
Other	40	11
Total Manufacturing operations debt	3,535	2,932
Less: Current portion	66	32
Net long-term Manufacturing operations debt	$3,469	$2,900

(in millions)	April 30, 2020	October 31, 2019
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2023, net of unamortized debt issuance costs of $2 and $4, respectively	$788	$991
Bank credit facilities, at fixed and variable rates, due dates from 2020 through 2025, net of unamortized debt issuance costs of $1 at both dates	991	1,059
Commercial paper, at variable rates, program matures in 2022	—	84
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	115	122
Total Financial Services operations debt	1,894	2,256
Less: Current portion	504	839
Net long-term Financial Services operations debt	$1,390	$1,417

Manufacturing Operations
9.5% Senior Secured Notes, due 2025
On April 27, 2020, we issued $600 million of 9.5% senior secured notes, due 2025 ("9.5% Senior Secured Notes"). Interest is payable on May 1 and November 1 of each year beginning on November 1, 2020 until the maturity date of May 1, 2025. The proceeds from the 9.5% Senior Secured Notes are being used for general corporate purposes in addition to certain transaction fees and expenses incurred in connection with the new 9.5% Senior Secured Notes. Debt issuance costs of $12 million were recorded as a direct deduction from the carrying amount and will be amortized through Interest expense over the life. The 9.5% Senior Secured Notes are subject to specific redemption pricing, restrictive payments, and change of control provisions.
Financial Services Operations
Asset-backed Debt
In January 2020, the Truck Retail Accounts Corporation (“TRAC”) funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.

In May 2020, the maturity date of our variable funding notes ("VFN") facility was extended to May 2021, and the maximum capacity remained $350 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

9. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the six months ended April 30, 2020 and 2019, we contributed $30 million and $131 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We do not expect any additional contributions to our pension plans during the remainder of 2020, as our previously expected remaining 2020 contributions of $162 million are deferred until the first quarter of 2021 under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
We primarily fund other post-employment benefits ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the six months ended April 30, 2020, as well as anticipated contributions for the remainder of 2020, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations for the three and six months ended April 30, 2020 and 2019 are comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost for benefits earned during the period	$2	$2	$1	$1	$4	$4	$2	$2
Interest on obligation	21	30	7	12	42	62	14	24
Amortization of cumulative loss	24	23	—	—	49	47	—	—
Settlements	—	—	—	—	—	142	—	—
Premiums on pension insurance	3	3	—	—	6	4	—	—
Expected return on assets	(36)	(35)	(5)	(6)	(72)	(73)	(10)	(11)
Net periodic benefit expense	$14	$23	$3	$7	$29	$186	$6	$15

Components of net periodic benefit cost other than service cost are included in Other expense, net in our Consolidated Statements of Operations.
In the six months ended April 30, 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, in the six months ended April 30, 2019, net actuarial losses of $11 million were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $142 million were recognized in Other expense, net in our Consolidated Statements of Operations.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. In light of recent developments relating to the COVID-19 pandemic, we have implemented cash conservation initiatives including a delay in certain 401(k) company matching contributions until 2021. The matching contribution delay was effective March 1, 2020. Prior to this, the matching contributions for non-represented employees were deposited monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $11 million and $19 million for the three and six months ended April 30, 2020, respectively, and $12 million and $20 million for the three and six months ended April 30, 2019, respectively.

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
10. Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected full year loss for which a tax benefit cannot be realized are excluded. Our annual effective tax rate is primarily impacted by jurisdictions that continue to be in a valuation allowance where tax benefits are not recognized. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.
For the three months and six months ended April 30, 2020, we recognized an income tax expense of $7 million and $2 million, respectively, compared to an income tax benefit of $1 million and $20 million for the respective prior year periods. The change in tax is largely the result of a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the first half of 2020 include the impact of earnings, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances, geographical mix, and certain discrete items, primarily related to a $15 million tax benefit for the appreciation of the U.S. dollar recorded in the three months ended April 30, 2020.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing the limitations on the deductibility of interest and the carryback of net operating losses for specific periods. We have performed an analysis of these provisions and due to the unavailability of excess taxable income in the current or carry back periods, and the application of a valuation allowance to deferred tax assets, the Company's effective income tax rate and its tax provision are currently unaffected by the provisions of the CARES Act.
Additionally, the CARES Act provides for refundable employee retention credits and the deferral of the employer-paid portion of social security taxes. As of April 30, 2020, we elected to defer the employer-paid portion of social security taxes for the remainder of 2020, to be repaid equally in December 2021 and December 2022. We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to offset payroll tax liabilities. We are still estimating the potential benefits that the employee retention credits can provide, however we do not expect that they will have a material impact on our financial statements.
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
Impaired Property, Plant and Equipment—We generally measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. When appropriate, we utilize alternative methods for the measurement of fair value such as market and cost approaches. For more information regarding the impairment of property, plant and equipment, see Note 3, Restructurings, Impairments and Divestitures.
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2020				As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Foreign currency contracts(A)	$—	$19	$—	$19	$—	$1	$—	$1
Total assets	$—	$19	$—	$19	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$8	$—	$8	$—	$1	$—	$1
Foreign currency contracts(C)	—	4	—	4	—	2	—	2
Guarantees	—	—	28	28	—	—	27	27
Total liabilities	$—	$12	$28	$40	$—	$3	$27	$30
_________________________

(A)	The asset value of foreign currency contracts is included in Other current assets in the accompanying Consolidated Balance Sheets.

(B)	The liability value of commodity forward contracts is included in Other current liabilities in the accompanying Consolidated Balance Sheets.

(C)
The liability value of foreign currency contracts included in Other current liabilities and Other noncurrent liabilities is $3 million and $1 million, respectively, in the accompanying Consolidated Balance Sheets.

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Guarantees, at beginning of period	$(24)	$(21)	$(27)	$(24)
Net issuances	(7)	(1)	(5)	1
Settlements	3	—	4	1
Guarantees, at end of period	$(28)	$(22)	$(28)	$(22)

There were no transfers of Level 3 financial instruments.

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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 6.75% Tax Exempt Bonds, due 2040, are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax Exempt Bonds is classified as Level 2. Trading in our 6.625% Senior Notes and 9.5% Senior Secured Notes is limited to qualified institutional buyers; therefore the notes are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$167	$167	$169
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,415	1,415	1,550
9.5% Senior Secured Notes, due 2025	—	629	—	629	588
6.625% Senior Notes, due 2026	—	941	—	941	1,086
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	218	—	218	220
Financed lease obligations	—	—	51	51	51
Other(A)	—	—	36	36	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2023	—	—	788	788	788
Bank credit facilities, due dates from 2020 through 2025	—	—	954	954	991
Commercial paper, program matures in 2022	—	—	—	—	—
Borrowings secured by operating and finance leases, due serially through 2024	—	—	115	115	115

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$205	$205	$208
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,552	1,552	1,556
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	234	—	234	220
Financed lease obligations	—	—	60	60	60
Other(A)	—	—	9	9	9
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2023	—	—	995	995	991
Bank credit facilities, due dates from 2019 through 2025	—	—	1,038	1,038	1,059
Commercial paper, at variable rates, program matures in 2022	84	—	—	84	84
Borrowings secured by operating and finance leases, due serially through 2024	—	—	122	122	122
________________________

(A)	Excludes non-financial instrument debt of $1 million and $2 million as of April 30, 2020 and October 31, 2019, respectively.
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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There was $1.6 billion of outstanding loan principal and operating lease payments receivable at both April 30, 2020 and October 31, 2019 financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.7 billion at April 30, 2020 and October 31, 2019, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $44 million and $51 million and financed lease obligations of $51 million and $60 million, in our Consolidated Balance Sheets as of April 30, 2020 and October 31, 2019, respectively. In response to the COVID-19 pandemic, BMO has restructured certain loans that are subject to the loss sharing arrangement. We have increased our estimated guarantee liability for potential COVID-19 related credit losses by an amount which was not material to our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We also have issued a limited number of residual value guarantees, for which losses are generally capped. If control has not transferred, we generally account for these arrangements as operating leases and revenue is recognized on a straight-line basis over the term of the lease. If control has transferred, revenue is recognized upon sale and the amounts of the guarantees are estimated and recorded. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2020, the amount of stand-by letters of credit and surety bonds issued was $86 million.
In addition, as of April 30, 2020, we have $98 million of outstanding purchase commitments and contracts with $34 million of cancellation fees with expiration dates through 2025.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2020. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Legal Proceedings
Overview
We are subject to various claims arising in the ordinary course of business and are party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In addition, from time to time we are subject to various claims and legal proceedings related to employee compensation, benefits, and benefits administration, including, but not limited to, compliance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Department of Labor requirements.
In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan (the "Profit Sharing Plan")) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million comprised of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. The Company’s written submission to the arbitrator was filed March 16, 2020 and the Committee’s reply was filed April 7, 2020.
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
As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Retiree Health Care Litigation
On October 21, 2016, a lawsuit was filed with the Court by two individual members of the Committee (the "Committee Members") who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement. The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement. The Committee Members allege, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of certain Medicare Part D subsidies and a portion of certain Medicare Part D coverage-gap discounts (collectively, the “Subsidies”), in each case that were received by the Navistar, Inc. Retiree Health Benefit Trust created pursuant to the 1993 Settlement Agreement (the “Base Trust”)) for the Company’s benefit.
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
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including, but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million as of April 30, 2020), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of less than US$1 million as of April 30, 2020). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
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
On July 7, 2014, Par 4 Transport, LLC filed a putative class action lawsuit against NI in the United States District Court for the Northern District of Illinois (the "Par 4 Action"). Subsequently, seventeen additional putative class action lawsuits were filed in various United States district courts, (together with the Par 4 Action, the "U.S. Actions"). Some of the U.S. Actions named both NIC and NI, and alleged matters substantially similar to the Canadian Actions. More specifically, one or more of the Canadian Actions and the U.S. Actions (collectively, the "EGR Class Actions") seek to certify a class of persons or entities in Canada or the United States who purchased and/or leased a ProStar or other Navistar vehicle equipped with a model year 2008-2013 MaxxForce Advanced EGR engine.
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
In May 2019, the parties completed negotiation of a settlement agreement (the "Settlement Agreement") to resolve the U.S. Actions. The plaintiffs submitted the Settlement Agreement to the court for preliminary approval on May 28, 2019. The Settlement Agreement class consists of entities and natural persons who owned or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11 or 13 liter engine certified to meet EPA 2010 emissions standards without selective catalytic reduction technology, provided that the vehicle was purchased or leased in the U.S.
Among other things, the Settlement Agreement requires that (1) the parties establish a non-reversionary common fund consisting of cash (the “Cash Fund”) and rebates (the “Rebate Fund”) with a total value of $135 million (the “Settlement Fund”); (2) NIC and NI contribute $85 million to the Cash Fund, which will be used to pay all settlement fees and expenses, service awards, attorneys’ fees and costs, and cash payments to members of the settlement class; (3) NI commit to make available rebates with a face value in the aggregate of $50 million to the Rebate Fund; and (4) the settlement class release NIC and NI and their affiliates from all claims and potential claims arising from or related to the allegations in the U.S. Actions, except for claims for personal injury or damage to third-party property. The Settlement Agreement further provides that dollars or value remaining in either the Cash Fund or the Rebate Fund after claims are processed will be used to pay approved claims from the other fund if the other fund is oversubscribed (the “Waterfall”). Any Waterfall from the Rebate Fund to the Cash Fund is capped at $35 million. Finally, the Settlement Agreement states that NIC and NI deny all claims in the U.S. Actions, deny wrongdoing, liability or damage of any kind, and deny that NIC and NI acted improperly or wrongfully in any way. On February 3, 2020, NIC and NI funded $85 million to the Cash Fund.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs previously awarded to the Milan plaintiffs following an appeal filed by the Company in January 2018 challenging the jury verdict. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on the Milan plaintiff's warranty claims. On October 11, 2019, the Milan plaintiffs filed an application for permission to appeal this ruling to the Tennessee Supreme Court. On January 16, 2020, the Tennessee Supreme Court granted permission to appeal. The Company's response brief in the Tennessee Supreme Court was filed on May 26, 2020.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. Fact discovery for the remedy phase is complete. The parties are completing expert discovery and summary judgment filings are currently anticipated to be completed by September 2020.
Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $4 million in the first quarter of 2020 resulting in the recording of a total estimated liability of $6 million at April 30, 2020 in SG&A expenses in our Consolidated Statements of Operations. Total cash outlays in future periods could range from $6 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

California Air Resources Board Notice of Violation
On March 28, 2019, Navistar received an NOV from the California Air Resources Board ("CARB"). In the NOV, CARB alleges that Navistar failed to disclose a running change to 1,385 engines including certain model year 2013 to 2015 N13 engines and 2014 to 2015 N9/10 engines. CARB alleges that the running change in question made modifications to the emissions control system such that the engines no longer conformed to the configuration as certified. The Company and CARB settled this matter for approximately $2 million and executed related settlement documents in May 2020.
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
Beginning in June 2016, NDLLC made submissions of documents responsive to the subpoena and engaged in ongoing discussions with government representatives, including representatives from the DOD IG and the DOJ. Such discussions included assertions that NDLLC may have overcharged the United States for the ISS components. In August 2017, NDLLC received a letter from the DOJ claiming that NDLLC made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in NDLLC overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. NDLLC responded to the DOJ’s demand letter explaining its position that it has no liability in this matter, and outlining the bases for such position, and stating that NDLLC intends to vigorously defend its position.
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
On December 3, 2019, the DOJ filed a complaint against NDLLC in the U.S. District Court for the District of Columbia partially intervening in what had been a sealed False Claims Act (“FCA”) case previously filed by a relator. The relator, a former NDLLC employee, filed his initial complaint in September 2013 in the U.S. District Court for the District of Columbia. The relator filed an amended complaint on November 1, 2019, alleging that NDLLC submitted false pricing support to the government in connection with three MRAP contract parts or part systems - the chassis, the engine, and 13 components of the 3,898 ISS kits (“Relator’s ISS Claim”). The relator alleges single damages of $1.1 billion for the chassis, $36 million for the engine, and $119 million for the Relator’s ISS Claim, totaling approximately $1.3 billion in single damages and $3.8 billion in treble damages. The DOJ’s complaint in partial intervention alleges that NDLLC submitted false pricing support in connection with 11 of the components of 3,803 ISS kits and seeks damages of an unspecified amount under the FCA and common law theories of mistake, unjust enrichment, and fraud. On January 10, 2020, NDLLC filed a motion to transfer venue to the Northern District of Illinois. On January 16, 2020, the U.S. District Court for the District of Columbia entered an order staying deadlines to respond to the complaints, pending resolution of the motion to transfer venue.
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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2020
External sales and revenues, net	$1,385	$442	$47	$50	$1	$1,925
Intersegment sales and revenues	4	1	4	14	(23)	—
Total sales and revenues, net	$1,389	$443	$51	$64	$(22)	$1,925
Net income (loss) attributable to NIC	$(51)	$103	$(13)	$24	$(101)	$(38)
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$(51)	$103	$(13)	$24	$(94)	$(31)
Depreciation and amortization	$29	$2	$2	$15	$1	$49
Interest expense	—	—	—	20	43	63
Equity in income (loss) of non-consolidated affiliates	(2)	1	—	—	—	(1)
Capital expenditures(B)	28	—	1	—	2	31

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2019
External sales and revenues, net	$2,287	$578	$80	$48	$3	$2,996
Intersegment sales and revenues	9	1	7	30	(47)	—
Total sales and revenues, net	$2,296	$579	$87	$78	$(44)	$2,996
Net income (loss) attributable to NIC	$(74)	$144	$3	$32	$(153)	$(48)
Income tax benefit	—	—	—	—	1	1
Segment profit (loss)	$(74)	$144	$3	$32	$(154)	$(49)
Depreciation and amortization	$26	$2	$2	$16	$3	$49
Interest expense	—	—	—	27	55	82
Equity in income of non-consolidated affiliates	2	—	—	—	1	3
Capital expenditures(B)	21	(1)	—	1	1	22

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2020
External sales and revenues, net	$2,623	$934	$108	$96	$2	$3,763
Intersegment sales and revenues	8	2	11	25	(46)	—
Total sales and revenues, net	$2,631	$936	$119	$121	$(44)	$3,763
Net income (loss) attributable to NIC	$(109)	$222	$(13)	$41	$(215)	$(74)
Income tax expense	—	—	—	—	(2)	(2)
Segment profit (loss)	$(109)	$222	$(13)	$41	$(213)	$(72)
Depreciation and amortization	$56	$4	$4	$32	$3	$99
Interest expense	—	—	—	39	89	128
Equity in income (loss) of non-consolidated affiliates	(3)	1	—	—	—	(2)
Capital expenditures(B)	75	5	2	—	8	90

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2019
External sales and revenues, net	$4,063	$1,124	$141	$95	$6	$5,429
Intersegment sales and revenues	30	3	19	57	(109)	—
Total sales and revenues, net	$4,093	$1,127	$160	$152	$(103)	$5,429
Net income (loss) attributable to NIC	$16	$288	$9	$63	$(413)	$(37)
Income tax benefit	—	—	—	—	20	20
Segment profit (loss)	$16	$288	$9	$63	$(433)	$(57)
Depreciation and amortization	$52	$3	$4	$32	$6	$97
Interest expense	—	—	—	56	111	167
Equity in income (loss) of non-consolidated affiliates	3	1	(1)	—	—	3
Capital expenditures(B)	52	1	1	2	10	66
_______________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $40 million and $75 million for the three and six months ended April 30, 2020, respectively, and $55 million and $108 million for the three and six months ended April 30, 2019, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2020	$1,840	$648	$186	$2,081	$1,685	$6,440
October 31, 2019	1,705	688	296	2,774	1,454	6,917

14. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2020	$(329)	$(1,755)	$(2,084)
Other comprehensive loss before reclassifications	(103)	—	(103)
Amounts reclassified out of accumulated other comprehensive loss	—	24	24
Net current-period other comprehensive income (loss)	(103)	24	(79)
Balance as of April 30, 2020	$(432)	$(1,731)	$(2,163)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive loss before reclassifications	(111)	—	(111)
Amounts reclassified out of accumulated other comprehensive loss	—	49	49
Net current-period other comprehensive income (loss)	(111)	49	(62)
Reclassification of stranded tax effects(A)	—	(189)	(189)
Balance as of April 30, 2020	$(432)	$(1,731)	$(2,163)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2019	$(301)	$(1,490)	$(1,791)
Other comprehensive loss before reclassifications	(18)	—	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	23	23
Net current-period other comprehensive income (loss)	(18)	23	5
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive loss before reclassifications	(4)	(8)	(12)
Amounts reclassified out of accumulated other comprehensive loss	—	146	146
Net current-period other comprehensive income (loss)	(4)	138	134
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)

_________________________

(A)
During the first six months of 2020, we reclassified $189 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. pension and OPEB plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statement of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	Location in Consolidated Statements of Operations	2020	2019	2020	2019
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$24	$23	$49	$47
Settlements	Other expense, net	—	—	—	142
	Total before tax	24	23	49	189
	Income tax benefit	—	—	—	(43)
Total reclassifications for the period, net of tax		$24	$23	$49	$146

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to Navistar International Corporation common stockholders	$(38)	$(48)	$(74)	$(37)

Denominator:
Weighted average shares outstanding:
Basic	99.7	99.2	99.6	99.2
Effect of dilutive securities	—	—	—	—
Diluted	99.7	99.2	99.6	99.2

Loss per share attributable to Navistar International Corporation:
Basic	$(0.38)	$(0.48)	$(0.74)	$(0.37)
Diluted	(0.38)	(0.48)	(0.74)	(0.37)

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
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and six months ended April 30, 2020, and 2019, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.
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
Second Quarter Summary
In March 2020, the World Health Organization ("WHO") characterized COVID-19 as a global pandemic and extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. Navistar is operating as an essential business critical to supporting the world's increasingly stressed supply chain. We have activated a cross-functional response team to ensure our business continuity and preparedness plans are updated based on the latest developments of this constantly evolving situation.
Due to disruptions in the supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities have been impacted. Truck and bus assembly plants in the U.S. and Mexico, as well as our engine assembly plants in the U.S. and Brazil, temporarily ceased production for various periods of time throughout the end of the second quarter. We expect to continue manufacturing operations at all plants subject to market conditions, component supplier disruptions, government regulations and the continued spread and impact of COVID-19.
Our parts organization is diligently tracking its parts supply base to minimize potential disruptions as a result of COVID-19. Currently all parts distribution centers ("PDCs") are open and operational. We have prevention measures in place and transition plans for our packagers, carriers and PDCs if a situation causes us to implement our contingency plans. We have also collaborated with our dealers to stock incremental parts inventory to help the industry keep operating as effectively as possible during this time of uncertainty.
We have implemented safety measures at all of our facilities to protect our employees, visitors and business operations, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices, among other actions, in alignment with guidance from the U.S. Centers for Disease Control ("CDC") and WHO regarding threat assessment protocols. In addition, nearly all of our non-production employees are currently working remotely in order to reduce the spread of COVID-19. These working conditions have been designed to allow for the continuation of key business-critical operations, including financial reporting and internal control facilitated by the appropriate digital tools.

In response to certain anticipated impacts from the COVID-19 pandemic, we have implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, taking advantage of the broad-based employer relief provided under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. Taken together, these measures will result in conserving approximately $300 million in cash over the balance of our fiscal year ending October 31, 2020. In April 2020, we took additional actions to strengthen our financial flexibility through the issuance of $600 million of 9.5% senior secured notes, due 2025 ("9.5% Senior Secured Notes").The proceeds from the 9.5% Senior Secured Notes are being used for general corporate purposes. We will continue to diligently monitor business conditions and consider additional actions as necessary.
The full severity and duration of the related global economic crisis is not known, but it is expected to continue to negatively impact our operating results. We expect the impacts of the COVID-19 pandemic on our results to be more significant in the third quarter and may continue until global economic conditions improve. See Part II, Item 1A. - “Risk Factors” for a detailed description of the risks resulting from the COVID-19 pandemic.
We remain focused on our Navistar 4.0 playing to win strategy, which is based on three critical elements: driving high performing cross-functional teams, creating a sustainable longer-term performance advantage within our products and services, and identifying and focusing on key markets where we have a differentiated value to prove to our customers that we are their #1 choice.
Financial Summary
Continuing Operations Results — In the second quarter of 2020, our consolidated net sales and revenues were $1.9 billion, a 36% decrease compared to the second quarter of 2019. In the first half of 2020, our consolidated net sales and revenues were $3.8 billion, a 31% decrease compared to the first half of 2019. The decrease for both periods reflects lower volumes from our Truck segment.
In the second quarter and first half of 2020, we incurred a loss before income tax of $26 million and $63 million, respectively, compared to $44 million and $46 million in the respective prior year periods. Our gross margin decreased by $202 million and $347 million in the second quarter and first half of 2020, respectively, primarily due to the impact of lower volumes. In the second quarter of 2019, we recognized charges of $159 million related to the MaxxForce Engine EGR class action settlement and related litigation charges. In the first half of 2019, we purchased group annuity contracts for certain retired pension plan participants which resulted in pension settlement accounting charges of $142 million. In the first quarter of 2019, we also recorded a gain of $54 million related to the sale of a majority interest in our former defense business, ND Holdings, LLC ("Navistar Defense"), and a gain on sale of $5 million related to our joint venture in China with Anhui Jianghuai Automobile Bo., Ltd ("JAC").
In the second quarter and first half of 2020, we recognized income tax expenses of $7 million and $2 million, respectively, compared to an income tax benefit of $1 million and $20 million in the respective prior year periods. The year over year change in income tax expense is largely the result of a $38 million tax benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other year over year differences include the impact of earnings, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances, geographical mix, and certain discrete items, primarily related to a $15 million tax benefit for the appreciation of the U.S. dollar recorded in the three months ended April 30, 2020.
In the second quarter and first half of 2020, after income taxes, we incurred a net loss attributable to Navistar International Corporation ("NIC") of $38 million and $74 million or $0.38 and $0.74 per diluted share, respectively, compared to a net loss of $48 million and $37 million or $0.48 and $0.37 per diluted loss share in the respective prior periods.
In the second quarter and first half of 2020, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $61 million and $116 million, respectively, compared to $55 million and $151 million in the respective prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the second quarter and first half of 2020 was $88 million and $147 million, respectively, compared to $224 million and $397 million in the respective prior year periods. In the second quarter and first half of 2020, adjusted consolidated net income (loss) attributable to NIC, excluding certain net impacts ("Adjusted Net Income (Loss)"), was a loss of $10 million and $43 million, respectively, compared to income of $105 million and $162 million in the respective prior year periods. EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.

We ended the second quarter of 2020 with $1.5 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.4 billion as of October 31, 2019. The increase was primarily attributable to decreases in accounts and finance receivables and proceeds from the issuance of the 9.5% Senior Secured Notes partially offset by capital expenditures, an increase in inventories, decreases in accounts payable and other current liabilities and repayments on securitized, revolving and other long-term debt facilities.
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended April 30, 2020 as compared to the quarter ended April 30, 2019

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales and revenues, net	$1,925	$2,996	$(1,071)	(36)%	$3,763	$5,429	$(1,666)	(31)%
Costs of products sold	1,624	2,493	(869)	(35)%	3,153	4,472	(1,319)	(29)%
Restructuring charges	—	1	(1)	(100)%	1	1	—	—%
Asset impairment charges	13	1	12	N.M.	13	3	10	333%
Selling, general and administrative expenses	170	373	(203)	(54)%	352	559	(207)	(37)%
Engineering and product development costs	78	75	3	4%	164	161	3	2%
Interest expense	63	82	(19)	(23)%	128	167	(39)	(23)%
Other expense, net	2	18	(16)	(89)%	13	115	(102)	(89)%
Total costs and expenses	1,950	3,043	(1,093)	(36)%	3,824	5,478	(1,654)	(30)%
Equity in income (loss) of non-consolidated affiliates	(1)	3	(4)	(133)%	(2)	3	(5)	(167)%
Loss before income tax	(26)	(44)	18	41%	(63)	(46)	(17)	(37)%
Income tax benefit (expense)	(7)	1	(8)	(800)%	(2)	20	(22)	(110)%
Net loss	(33)	(43)	10	23%	(65)	(26)	(39)	(150)%
Less: Net income attributable to non-controlling interests	5	5	—	—%	9	11	(2)	(18)%
Net income (loss) attributable to Navistar International Corporation	$(38)	$(48)	$10	21%	$(74)	$(37)	$(37)	(100)%

Diluted income (loss) per share(A)	$(0.38)	$(0.48)	$0.10	21%	$(0.74)	$(0.37)	$(0.37)	(100)%
Diluted weighted average shares outstanding	99.7	99.2	0.5	1%	99.6	99.2	0.4	—%
_________________________
(A) Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Truck	$1,389	$2,296	$(907)	(40)%	$2,631	$4,093	$(1,462)	(36)%
Parts	443	579	(136)	(23)%	936	1,127	(191)	(17)%
Global Operations	51	87	(36)	(41)%	119	160	(41)	(26)%
Financial Services	64	78	(14)	(18)%	121	152	(31)	(20)%
Corporate and Eliminations	(22)	(44)	22	50%	(44)	(103)	59	57%
Total	$1,925	$2,996	$(1,071)	(36)%	$3,763	$5,429	$(1,666)	(31)%
In the second quarter and first half of 2020, our Truck segment net sales decreased by $907 million and $1,462 million, respectively, or 40% and 36%, respectively. The decrease is primarily due to lower volumes in our Core markets attributable, in part, to the COVID-19 pandemic, lower Mexico volumes, and a decrease in GM-branded units manufactured for GM. The decrease in the first half of the year is also driven by the impact of the sale of a majority interest in Navistar Defense in the first quarter of 2019.
In the second quarter and first half of 2020, our Parts segment net sales decreased by $136 million and $191 million, respectively, or 23% and 17%, respectively. The decrease is primarily due to decreased North America volumes due to the COVID-19 pandemic impact in the U.S. and Canada and a decrease in sales of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford").
In the second quarter and first half of 2020, our Global Operations segment net sales decreased by $36 million and $41 million, respectively, or 41% and 26%, respectively. The decrease was primarily driven by depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 21% compared to the second quarter of 2019, and lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic.
In the second quarter and first half of 2020, our Financial Services segment net revenues decreased by $14 million and $31 million, respectively, or 18% and 20%, respectively. The decrease is primarily driven by lower average finance receivables, and a reduction in finance fees charged to our Manufacturing operations.
Costs of products sold
In the second quarter and first half of 2020, Costs of products sold decreased by $869 million and $1,319 million, respectively, or 35% and 29%, respectively. The decrease was primarily driven by the impact of lower overall volumes in our Core markets attributable, in part, to the COVID-19 pandemic.
In the second quarter and first half of 2020, we recorded charges of $13 million and $17 million, respectively, for adjustments to pre-existing warranties compared to charges of $9 million and $2 million for the respective prior year periods. Pre-existing warranties during the period were primarily driven by supplier quality issues on engines sold in prior years.
Asset impairment charges
In the second quarter and first half of 2020, Asset impairment charges increased by $12 million and $10 million, respectively. The increase was attributable to the recognition of $12 million of asset impairment charges in our Global Operations segment triggered by the impact of the COVID-19 pandemic. For more information on asset impairments, see Note 3, Restructurings, Impairments and Divestitures, to the accompanying consolidated financial statements.
SG&A expenses
In the second quarter and first half of 2020, SG&A expenses decreased by $203 million and $207 million, respectively, or 54% and 37%, respectively. This decrease is primarily attributable to the MaxxForce Engine EGR class action settlement and related litigation charges of $159 million recorded in the second quarter of 2019 in our Truck segment and a decrease in employee compensation expenses. For more information on our legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

Interest expense
In the second quarter and first half of 2020, Interest expense decreased by $19 million and $39 million, respectively, or 23% for both periods compared with the respective prior year periods. The decrease is primarily driven by lower average debt balances prior to the issuance of the 9.5% Senior Secured Notes, lower borrowing rates, and the impact of an improved funding strategy whereby Financial Services operations has replaced certain term debt with revolving debt. This strategy allows our Financial Services operations to utilize manufacturing cash in lieu of certain borrowings on an intra-quarter basis.
Other expense, net
In the second quarter and first half of 2020, Other expenses decreased by $16 million and $102 million, respectively, or 89% for both periods compared with the respective prior year periods. The decrease in the second quarter is primarily attributable to favorable impacts related to foreign currency rates. The decrease in the first half of 2020 is primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement in the prior year. As a result, we recorded pension settlement accounting charges of $142 million in the first quarter 2019. The decrease in the first half of 2020 was partially offset by a gain of $54 million related to the sale of a majority interest in Navistar Defense and a gain on sale of $5 million related to our joint venture in China with JAC, both recorded in the first quarter of 2019.
Income tax expense
In the second quarter and first half of 2020, our income tax expense increased by $8 million and $22 million, respectively. The income tax expense is largely the result of a $38 million tax benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other year over year differences include the impact of earnings, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances, geographical mix, and certain discrete items, primarily related to a $15 million tax benefit for the appreciation of the U.S. dollar recorded in the three months ended April 30, 2020.
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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Truck segment sales, net	$1,389	$2,296	$(907)	(40)%	$2,631	$4,093	$(1,462)	(36)%
Truck segment profit (loss)	(51)	(74)	23	31	(109)	16	(125)	(781)
Segment sales
In the second quarter and first half of 2020, our Truck segment net sales decreased by $907 million and $1,462 million, respectively, or 40% and 36%, respectively. The decrease is primarily due to lower volumes in our Core markets attributable, in part, to the COVID-19 pandemic, lower Mexico volumes, and a decrease in GM-branded units manufactured for GM. The decrease in the first half of the year is also driven by the impact of the sale of a majority interest in Navistar Defense in the first quarter of 2019.
In the second quarter of 2020, chargeouts from our Core markets decreased by 40% compared to the second quarter of 2019, which is reflective of industry volumes and market share. The decrease represents a 57% decrease in Class 8 heavy trucks, a 45% decrease in medium trucks, a 14% decrease in Class 8 severe service trucks, and a 6% decrease in school buses.

In the first half of 2020, chargeouts from our Core markets decreased by 39% compared to the first half of 2019, which is also reflective of industry volumes and market share. The decrease represents a 63% decrease in Class 8 heavy trucks, a 38% decrease in medium trucks, and a 14% decrease in school buses. Class 8 severe service truck chargeouts were comparable to the prior year.

Segment results
In the second quarter and first half of 2020 our Truck segment results improved by $23 million, or 31%, and declined by $125 million, or 781%, respectively. The impacts to the second quarter and first half of 2020 include non-recurring EGR settlement charges of $159 million recorded in the second quarter of 2019 and decreased finance fees from our Financial Services segment, offset by the impact of lower volumes in our Core markets attributable, in part, to the COVID-19 pandemic, higher used truck losses, and lower Mexico volumes. The decrease for the first half of 2020 was also impacted by the sale of a majority interest in Navistar Defense in 2019.
In the second quarter and first half of 2020, we recorded charges of $13 million and $17 million, respectively, for adjustments to pre-existing warranties compared to $9 million and $2 million in the respective prior year periods. Pre-existing warranties during the period were primarily driven by supplier quality issues on engines sold in prior years.
In the first half of 2019, we recorded a gain of $54 million related to the sale of a 70% equity interest in Navistar Defense in Other expense, net in our Consolidated Statements of Operations.
Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Parts segment sales, net	$443	$579	$(136)	(23)%	$936	$1,127	$(191)	(17)%
Parts segment profit	103	144	(41)	(28)%	222	288	(66)	(23)%
Segment sales
In the second quarter and first half of 2020, our Parts segment net sales decreased by $136 million and $191 million, respectively, or 23% and 17%, respectively. The decrease is primarily due to decreased North America volumes due to the COVID-19 impact in the U.S. and Canada and a decrease in BDP sales.
Segment profit
In the second quarter and first half of 2020, our Parts segment profit decreased by $41 million and $66 million, respectively, or 28% and 23%, respectively. The decrease is primarily due to the impact of lower North America volumes related to the COVID-19 impact in the U.S. and Canada and lower BDP sales, partially offset by a decrease in finance fees from our Financial Services segment and lower intercompany access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Global Operations segment sales, net	$51	$87	$(36)	(41)%	$119	$160	$(41)	(26)%
Global Operations segment profit (loss)	(13)	3	(16)	(533)%	(13)	9	(22)	(244)%
Segment sales
In the second quarter and first half of 2020, our Global Operations segment net sales decreased by $36 million and $41 million, respectively, or 41% and 26%, respectively. The decrease was primarily driven by depreciation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 21% compared to the second quarter of 2019, and lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic.
Segment results
In the second quarter and first half of 2020, our Global Operations segment profit decreased by $16 million and $22 million, respectively, or 533% and 244%, respectively. The decrease was primarily driven by the recognition of asset impairment charges of $12 million and the impact of lower volumes triggered by temporary production stoppages related to the COVID-19 pandemic. The decrease in the first half of 2020 was also impacted by higher other income in 2019 of $5 million related to the sale of our former joint venture in China with JAC.

Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Financial Services segment revenues, net	$64	$78	$(14)	(18)%	$121	$152	$(31)	(20)%
Financial Services segment profit	24	32	(8)	(25)%	41	63	(22)	(35)%
Segment revenues
In the second quarter and first half of 2020, our Financial Services segment net revenues decreased by $14 million and $31 million, respectively, or 18% and 20%, respectively. The decrease is primarily driven by lower average finance receivables, and a reduction in finance fees charged to our Manufacturing operations.
Segment profit
In the second quarter and first half of 2020, our Financial Services segment profit decreased by $8 million and $22 million, respectively, or 25% and 35%, respectively. The decrease was primarily driven by the impact of lower revenues, partially offset by the result of an improved funding strategy whereby Financial Services operations has replaced certain term debt with revolving debt. This strategy allows our Financial Services operations to utilize manufacturing cash in lieu of certain borrowings on an intra-quarter basis.
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
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	4,700	4,800	(100)	(2)%	11,300	10,700	600	6%
Class 6 and 7 medium trucks	18,700	28,100	(9,400)	(33)%	41,400	54,800	(13,400)	(24)%
Class 8 heavy trucks	33,700	57,000	(23,300)	(41)%	77,900	114,300	(36,400)	(32)%
Class 8 severe service trucks	16,000	18,300	(2,300)	(13)%	35,500	36,100	(600)	(2)%
Total Core markets	73,100	108,200	(35,100)	(32)%	166,100	215,900	(49,800)	(23)%
Combined class 8 trucks	49,700	75,300	(25,600)	(34)%	113,400	150,400	(37,000)	(25)%
Navistar Core retail deliveries	12,100	20,900	(8,800)	(42)%	24,500	38,600	(14,100)	(37)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Class 6-8 Trucks (U.S. and Canada)
Class 6 and 7 medium trucks	22.9%	20.3%	25.9%	26.8%	29.8%
Class 8 heavy trucks	11.6%	6.1%	14.3%	13.8%	15.1%
Class 8 severe service trucks	14.6%	14.0%	19.7%	14.1%	12.6%
Combined class 8 trucks	12.5%	8.5%	15.7%	13.9%	14.5%

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

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	3,000	6,200	(3,200)	(52)%	7,200	9,500	(2,300)	(24)%
Class 6 and 7 medium trucks	2,800	7,400	(4,600)	(62)%	6,000	19,000	(13,000)	(68)%
Class 8 heavy trucks	2,400	7,400	(5,000)	(68)%	3,400	19,500	(16,100)	(83)%
Class 8 severe service trucks	2,000	4,000	(2,000)	(50)%	3,600	6,800	(3,200)	(47)%
Total Core markets	10,200	25,000	(14,800)	(59)%	20,200	54,800	(34,600)	(63)%
Combined class 8 trucks	4,400	11,400	(7,000)	(61)%	7,000	26,300	(19,300)	(73)%

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

	As of April 30,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	4,300	6,100	(1,800)	(30)%
Class 6 and 7 medium trucks	5,600	17,400	(11,800)	(68)%
Class 8 heavy trucks	8,500	23,200	(14,700)	(63)%
Class 8 severe service trucks	4,100	8,900	(4,800)	(54)%
Total Core markets	22,500	55,600	(33,100)	(60)%
Combined class 8 trucks	12,600	32,100	(19,500)	(61)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	3,100	3,300	(200)	(6)%	5,000	5,800	(800)	(14)%
Class 6 and 7 medium trucks	4,900	8,900	(4,000)	(45)%	9,300	15,000	(5,700)	(38)%
Class 8 heavy trucks	3,700	8,600	(4,900)	(57)%	6,100	16,400	(10,300)	(63)%
Class 8 severe service trucks	2,500	2,900	(400)	(14)%	5,400	5,400	—	—%
Total Core markets	14,200	23,700	(9,500)	(40)%	25,800	42,600	(16,800)	(39)%
Non "Core" defense	—	—	—	—%	—	100	(100)	(100)%
Other markets(A)	3,200	5,500	(2,300)	(42)%	7,600	7,200	400	6%
Total worldwide units	17,400	29,200	(11,800)	(40)%	33,400	49,900	(16,500)	(33)%
Combined class 8 trucks	6,200	11,500	(5,300)	(46)%	11,500	21,800	(10,300)	(47)%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 1,100 and 3,200 GM-branded units sold to GM during the three and six months ended April 30, 2020, respectively, and 2,500 and 2,700 during the three and six months ended 2019.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	April 30, 2020	October 31, 2019
Consolidated cash and cash equivalents	$1,547	$1,370
Consolidated marketable securities	—	—
Consolidated cash, cash equivalents, and marketable securities	$1,547	$1,370

	As of
(in millions)	April 30, 2020	October 31, 2019
Manufacturing operations	$1,497	$1,328
Financial Services operations	50	42
Consolidated cash, cash equivalents, and marketable securities	$1,547	$1,370
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities, if any, with our cash and cash equivalents when assessing our liquidity position as these investments are highly liquid in nature. Consolidated cash, cash equivalents, and marketable securities totaled $1.5 billion as of April 30, 2020 and $1.4 billion as of October 31, 2019.

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
In response to the significant extraordinary cash demands presented by the COVID-19 pandemic, we have implemented a series of temporary measures to preserve liquidity. These actions include the postponement of certain discretionary spending, taking advantage of the broad-based employer relief provided under the CARES Act, a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. In April 2020, we took additional actions to strengthen our financial flexibility through the issuance of $600 million of our 9.5% Senior Secured Notes. The full severity and duration of the related global economic crisis is not known, but may continue to negatively impact our liquidity.
We have ability under certain debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. We expect to substantially replace the $300 million two-year investor notes issued by Navistar Financial Services Corporation ("NFSC") prior to maturity in September 2020. The NFSC notes are secured by assets of the wholesale note owner trust.

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
In May 2020, the maturity date of our variable funding notes ("VFN") facility was extended to May 2021, and the maximum capacity remained $350 million.
Our Manufacturing operations sold $3.4 billion of wholesale notes and accounts receivable to our Financial Services operations during the six months ended April 30, 2020. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.3 billion as of April 30, 2020.
NFC paid a $30 million dividend to NI in December 2019, and total loans outstanding from our Financial Services operations to our Manufacturing operations were $422 million and $281 million as of April 30, 2020 and October 31, 2019, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both April 30, 2020 and October 31, 2019; financing from NFC that is secured by used truck inventory of $138 million and $25 million as of April 30, 2020 and October 31, 2019, respectively; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of April 30, 2020 and October 31, 2019, the outstanding balance under the Intercompany Revolving Loan agreement was $20 million and $16 million, respectively. There was $64 million and $40 million outstanding under a working capital loan from our Mexico financial operations for orders received as of April 30, 2020 and October 31, 2019, respectively.
As of April 30, 2020, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $654 million, and there were borrowings of $30 million outstanding under NI's $125 million asset-based credit facility, which is also used to secure certain outstanding letters of credit.

Cash Flow Overview

	Six Months Ended April 30, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(481)	$363	$(118)
Net cash used in investing activities	(85)	(4)	(89)
Net cash provided by (used in) financing activities	745	(408)	337
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	3	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	167	(46)	121
Cash, cash equivalents and restricted cash at beginning of the period	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,545	$133	$1,678

	Six Months Ended April 30, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash used in operating activities	$(83)	$(107)	$(190)
Net cash provided by (used in) investing activities	97	(60)	37
Net cash provided by (used in) financing activities	(342)	268	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(4)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	(334)	97	(237)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$961	$247	$1,208
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $481 million and $83 million in the six months ended April 30, 2020 and 2019, respectively. The higher use of cash from operating activities in 2020 compared to 2019 was primarily attributable to decreases in accounts payable and other current liabilities, which includes an $85 million escrow payment related to the MaxxForce Advanced EGR engine class action settlement, partially offset by a higher decrease in the collection of accounts receivable, a lower increase in inventories, a decrease in other current assets, a higher decrease in intercompany receivables from our Financial Services operations, and a $30 million dividend received from our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $86 million and $103 million in the six months ended April 30, 2020 and 2019, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $85 million in the six months ended April 30, 2020, compared to cash provided by investing activities of $97 million in the six months ended April 30, 2019. The decrease in cash flow from investing activities in 2020 compared to 2019 was primarily attributable to lower maturities of marketable securities, an increase in capital expenditures and lower proceeds from the sale of a majority interest in Navistar Defense, and from the sale of our joint venture in China with JAC.

Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $745 million, compared to cash used in financing activities of $342 million in the six months ended April 30, 2020 and 2019, respectively. The net increase in cash flow provided by financing activities in 2020 compared to 2019 was primarily attributable to proceeds received from the issuance of the 9.5% Senior Secured Notes, borrowings under the asset-based credit facility, lower principal repayments of long-term debt and higher proceeds from loans made from Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $363 million compared to cash used in operations of $107 million in the six months ended April 30, 2020 and 2019, respectively. The increase in cash provided by operating activities compared to 2019 was primarily due to an increase in net collections on finance receivables, partially offset by a decrease in net intercompany payables to our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $32 million and $49 million for the six months ended April 30, 2020 and 2019, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $4 million and $60 million in the six months ended April 30, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to a decrease in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $408 million in the six months ended April 30, 2020, compared to cash provided by financing activities of $268 million in the three months ended April 30, 2019. The net decrease was primarily due to the repayment of borrowings from the increase in net collections of finance receivables and the decrease in borrowing requirements related to the decrease in purchases of equipment leased to others, partially offset by the increase in borrowing requirements related to the decrease in net intercompany payables to our Manufacturing operations.
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
EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Net income (loss) attributable to NIC	$(38)	$(48)	$(74)	$(37)
Plus:
Depreciation and amortization expense	49	49	99	97
Manufacturing interest expense(A)	43	55	89	111
Adjusted for:
Income tax (expense) benefit	(7)	1	(2)	20
EBITDA	$61	$55	$116	$151
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Interest expense	$63	$82	$128	$167
Less: Financial services interest expense	20	27	39	56
Manufacturing interest expense	$43	$55	$89	$111
Adjusted EBITDA Reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
EBITDA (reconciled above)	$61	$55	$116	$151
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	13	9	17	2
Asset impairment charges(B)	13	1	13	3
Restructuring of manufacturing operations(C)	—	1	1	1
MaxxForce Advanced EGR engine lawsuits(D)	1	159	1	159
Gain on sales(E)	—	—	—	(59)
Pension settlement(F)	—	—	—	142
Settlement gain(G)	—	(1)	(1)	(2)
Total adjustments	27	169	31	246
Adjusted EBITDA	$88	$224	$147	$397

Adjusted Net Income (Loss) attributable to NIC:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Net loss attributable to NIC	$(38)	$(48)	$(74)	$(37)
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	13	9	17	2
Asset impairment charges(B)	13	1	13	3
Restructuring of manufacturing operations(C)	—	1	1	1
MaxxForce Advanced EGR engine lawsuits(D)	1	159	1	159
Gain on sales(E)	—	—	—	(59)
Pension settlement(F)	—	—	—	142
Settlement gain(G)	—	(1)	(1)	(2)
Total adjustments	27	169	31	246
Tax effect (H)	1	(16)	—	(47)
Adjusted net income (loss) attributable to NIC	$(10)	$105	$(43)	$162
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

(B)
In the second quarter and first half of 2020, we recorded $12 million of asset impairment charges related to long lived assets in our Brazil asset group in our Global Operations segment. In the second quarter of 2020, we recorded $1 million of asset impairment charges related to certain assets under operating leases in our Truck segment. In the second quarter and first half of 2019 we recorded $1 million and $3 million, respectively, of asset impairment charges related to certain assets under operating leases in our Truck segment.

(C)
In the first half of 2020, we recorded a restructuring charge of $1 million in our Truck segment. In the second quarter and first half of 2019 we recorded a restructuring charge of $1 million in our Truck segment.

(D)
In the second quarter and first half of 2020 and 2019, we recorded charges of $1 million and $159 million, respectively, related to the MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck Segment.

(E)
In the first half of 2019, we recognized a gain of $54 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(F)
In the first half of 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million in Other expense, net in Corporate.

(G)
In the second quarter of 2019, we recorded interest income of $1 million, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate. In the first half of 2020 and 2019, we recorded interest income of $1 million and $2 million, respectively, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.

(H)	Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2019. During the six months ended April 30, 2020, under provisions of the CARES Act, our previously expected remaining 2020 pension contributions of $162 million are deferred until the first quarter of 2021.
For the six months ended April 30, 2020, we contributed $30 million to our pension plans to meet regulatory funding requirements. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that we will be required to contribute to our pension plans in 2021 approximately $335 million, and in 2022 and 2023 approximately $200 million per year, respectively, depending on asset performance and discount rates.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011, which rules were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect in model year 2021 and be implemented in three stages culminating in model year 2027. EPA issued a proposed rule on March 16, 2020 containing largely technical amendments focused on the heavy duty GHG test procedures as well as other technical changes. The Company, along with the industry, is currently evaluating these changes. Canada has finalized a heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2019. During the six months ended April 30, 2020, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2019. During the six months ended April 30, 2020, there have been no material changes in our exposure to market risk.

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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—Other Information

Item 1.	Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the six months ended April 30, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2019, except as disclosed below:
Our business, financial condition, results of operations and cash flows have been and will in the future be adversely affected by the global coronavirus pandemic.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of the COVID-19 pandemic. The ongoing outbreak of COVID-19 has resulted in actions taken by international, federal, state and local public health and government authorities to contain and combat the spread of COVID-19, including travel bans, quarantines, “stay-at-home” orders and similar requirements for individuals to restrict daily activities and restrictions on business operations. These measures have resulted in work stoppages at certain suppliers that are part of our supply chain, which could impair our ability to deliver products to our customers. Due to supplier disruptions, we temporarily suspended operations at some facilities, including our truck and bus assembly plants in the U.S. and Mexico, as well as our engine assembly plants in the U.S. and Brazil, for various periods of time throughout the end of the second quarter. While we are considered an essential business by many state and other governments and plan to continue manufacturing operations to the extent possible, all of our scheduled production dates are subject to change based on market conditions. In the near term, it is extremely difficult or impossible to predict the length for which certain plants may be suspended or if additional facilities will experience similar closures.

The extent of the impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, including the duration and scope of the pandemic, the impact on our customers and suppliers, how quickly normal economic conditions, operations and demand for our products can resume and whether any of our key markets will experience recessionary conditions resulting from the COVID-19 pandemic. We cannot predict with any certainty if or when any further disruptions will occur due to the rapidly changing environment as the COVID-19 pandemic continues to evolve. We believe that our future financial results will be impacted, but at this time, the magnitude of such impacts is uncertain. As a result, on March 23, 2020 we withdrew our previously announced financial and industry guidance for the fiscal year ended October 31, 2020. The temporary closure of certain plants, as well as other business disruptions resulting from the COVID-19 pandemic, including potential layoffs, furloughs of employees or deferral of employee compensation, may impact our ability to deliver our products to our customers on schedule. On April 13, 2020, we announced a series of cost reduction initiatives that we estimated would conserve approximately $300 million in cash over the balance of our fiscal year ending October 31, 2020. These cash actions, along with any cost savings initiatives or other cash actions we undertake in response to COVID-19, may not achieve their intended results, and may result in other adverse consequences to our business, and such impact may be material. We currently expect that the COVID-19 pandemic will continue to negatively impact our cash flow and liquidity profile. Whether we will continue to have sufficient liquidity to meet our operating requirements, capital expenditures, investments and financial obligations on both a short-term and long-term basis is subject to a number of risks and uncertainties, including that we do not experience an extended shutdown of the majority of our manufacturing plants as a result of the COVID-19 pandemic or otherwise. For example, if we cannot service all of our obligations under our existing debt, we will have to take actions, such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional debt or equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on our financial condition at such time and the condition of the capital markets, which have and may continue to be adversely affected by the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or that may occur in the future.
Additionally, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The extent of a global recession caused by the COVID-19 pandemic could have an adverse impact on our financial condition and operations. In past recessions, demand for trucks and buses has been negatively impacted which has resulted in lower chargeouts, adverse pricing, lower parts sales and lower used truck residual values. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on demand for our products, and these impacts could exist for an extended period of time. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks and uncertainties described in the “Risk factors” sections of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020 and could materially adversely affect our business, financial condition, results of operations and/or stock price.
There are risks and uncertainties as a result of the non-binding proposal by TRATON SE to acquire the Company.
As previously disclosed in our Current Report on Form 8-K filed on January 31, 2020, on January 30, 2020 we received an unsolicited proposal from TRATON SE, which is approximately 90% owned by Volkswagen AG, regarding a potential transaction to acquire all the outstanding shares of Navistar that it does not already own for $35.00 per share in cash. Consistent with its fiduciary duties, our Board of Directors, in consultation with our financial and legal advisors, is carefully reviewing and evaluating the proposal in the context of our strategic plan for the Company in order to determine the course of action that it believes is in the best interest of the Company and its stakeholders.
On March 23, 2020, the TRATON Group issued a press release in conjunction with the release of its Annual Report indicating that the COVID-19 pandemic prevents it from providing any reliable guidance regarding business performance in 2020. As of the date hereof, the TRATON Group’s proposal has not been withdrawn. Developments arising since the date the TRATON Group’s proposal was made may impact the likelihood and terms of any transaction, including, without limitation, developments relating to the COVID-19 pandemic. There can be no assurance that any definitive, binding proposal will be made, that any agreement will be executed or that the transaction contemplated by the proposal or any other transaction will be approved or consummated. Until the Company enters into, or declares that it will not enter into, a definitive agreement with respect to the transaction contemplated by the TRATON Group’s offer or any alternative transaction, the price of our equity and debt securities may change to reflect market assumptions as to whether any transaction is likely to occur. In addition, we will incur significant costs, expenses and fees for professional services and other costs in connection with the proposal, and many of these fees and costs will be payable by us regardless of whether any transaction is consummated.

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
In order to remain competitive, we must remain profitable throughout the entire cycle. Our ability to be profitable depends in part on the varying conditions in the truck, bus, mid-range diesel engine, and service parts markets, which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck and engine demand is also dependent on general economic conditions, interest rate levels and fuel costs, among other external factors. We expect the COVID-19 pandemic will continue to adversely impact demand for our products and sales, and our financial results, including our profitability, but at this time, the full magnitude of those impacts is uncertain.
Our business has significant liquidity requirements, and while recent operating results have improved our liquidity position, the Company’s overall credit profile, the cyclicality of the industry and external economic factors could have an adverse impact on our liquidity position.
Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes, the continuing availability of trade credit from certain key suppliers, the ability to gain and retain market share and grow revenue and margins, the absence of material adverse developments in our competitive market position, access to the capital markets and our capital requirements and the impact of the COVID-19 pandemic. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
We currently expect that the COVID-19 pandemic will continue to negatively impact our cash flow and liquidity profile. Our belief that we will continue to have sufficient liquidity to meet our operating requirements, capital expenditures, investments and financial obligations on both a short-term and long-term basis is subject to a number of risks and uncertainties, including that we do not experience an extended shutdown of the majority of our manufacturing plants as a result of the COVID-19 pandemic or otherwise. Should it become necessary in order to service our existing debt or other obligations, we could have to take actions, such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional debt or equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on our financial condition at such time and the condition of the capital markets, which have and may continue to be adversely affected by the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Our manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single- source suppliers, making us vulnerable to supply shortages.
We obtain raw materials, parts and manufactured components from third-party suppliers (“Third Party Supplies”). Any delay in receiving Third Party Supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver products to customers, or our suppliers may change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. The ongoing outbreak of COVID-19 has resulted in work stoppages at certain suppliers that are part of our supply chain. Due to the resulting supplier disruptions, we temporarily suspended all production at our truck and bus assembly plants in the U.S. and Mexico, as well as our engine assembly plants in the U.S and Brazil for various periods of time throughout the end of the second quarter, and all manufacturing operations at all plants are subject to change based on market conditions, component supplier disruptions, government regulations, and the continued spread and impact of COVID-19. If work stoppages were to be implemented again, there could be resulting supply shortages that could impact our ability to deliver our products to our customers on schedule and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. Even as production resumes by us and our suppliers, production volumes may be volatile and we may need to modify our production environment to ensure the health and safety of our workers and customers. If we are unsuccessful in managing the re-start of our production, our results of operations may be materially affected. In addition to the risks described above regarding interruption of Third Party Supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
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

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change;

•	currency exchange rate risk;

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets; and

•	the occurrence and spread of a contagious disease or illness, such as COVID-19.
In addition, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. Certain of the countries in which we operate present heightened corruption risks, which therefore increases the risks of our exposure under the FCPA and other applicable anti-bribery and corruption laws and regulations.
Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel.
Our continued success depends, in large part, on our continued ability to identify, attract, develop, motivate and retain qualified employees in key functions and geographic areas, including the U.S., Canada, Mexico and Brazil. Although we continue to compete for top talent in large metropolitan areas outside of large automotive hubs, we have achieved a leaner and targeted workforce while reducing and controlling costs. In addition, to effectively manage our domestic and global operations, we will need to continue engaging our workforce throughout the entire employee lifecycle to create sustained high performance for our organization. Failure to do so could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.

The COVID-19 pandemic has heightened the risk that a portion of our workforce will suffer illness or otherwise be unable to work and may affect our ability to effectively engage our workforce. The COVID-19 pandemic may also result in potential layoffs, furloughs or salary reductions of employees, which could have an adverse effect on our ability to attract, train and retain qualified personnel in the future. For example, we deferred a portion of the base salaries of our executive officers and certain salaried employees until December 31, 2020. We cannot assure you that we will be able to rehire our workforce in the future.
We could incur further restructuring and impairment charges as we continue to evaluate our portfolio of assets and identify opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure.
We continue to evaluate our portfolio of assets in order to validate their strategic and financial fit. To focus on our North American Core business, we have evaluated product lines, businesses, and engineering programs that fall outside of our Core business. We assessed the strategic fit to our Core business and identified areas that were under-performing and/or non-strategic. For those under-performing and non-strategic areas still remaining, we continually evaluate whether to fix, divest, or close those areas. In addition, we are evaluating opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure. These actions could result in restructuring and related charges including, but not limited to, asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations.
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
Disruptions to our business as a result of the COVID-19 pandemic may lead to the evaluation and material impairment of our intangible assets and goodwill. In the second quarter of 2020, we identified a triggering event related to our operations in Brazil due to the impacts of the COVID-19 pandemic, which resulted in declines in actual and forecasted results. As a result, we tested the long-lived assets of the Brazilian asset group for potential impairment and determined that the carrying value of long-lived assets was impaired and recognized charges of $12 million in the three months ended April 30, 2020 in our Global Operations segment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:	Description	Page
(4.1)
Indenture, dated as of April 27, 2020, among Navistar International Corporation, Navistar, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral agent. Filed as Exhibit 4.1 to Current Report on Form 8-K dated April 27, 2020.

(4.2)	Form of 9.500% Senior Secured Note due 2025 (included in Exhibit 4.1). Filed as Exhibit 4.2 to Current Report on Form 8-K dated April 27, 2020.
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 4, 2020