Form 10-Q
period 2020-07-31
NAVISTAR INTERNATIONAL CORP
filed 2020-09-09
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of August 31, 2020, the number of shares outstanding of the registrant’s common stock was 99,508,416, net of treasury shares.

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

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which was filed on December 17, 2019, and our Quarterly Report on Form 10-Q for the period ended April 30, 2020, filed on June 4, 2020, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information

Item 1.	Financial Statements
Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2020	2019	2020	2019
Sales and revenues
Sales of manufactured products, net	$1,639	$2,996	$5,310	$8,330
Finance revenues	36	46	128	141
Sales and revenues, net	1,675	3,042	5,438	8,471
Costs and expenses
Costs of products sold	1,388	2,501	4,541	6,973
Restructuring charges	4	—	5	1
Asset impairment charges	12	3	25	6
Selling, general and administrative expenses	141	167	493	726
Engineering and product development costs	73	81	237	242
Interest expense	71	76	199	243
Other expense, net	14	25	27	140
Total costs and expenses	1,703	2,853	5,527	8,331
Equity in income of non-consolidated affiliates	2	1	—	4
Income (loss) before income tax	(26)	190	(89)	144
Income tax expense	(8)	(29)	(10)	(9)
Net income (loss)	(34)	161	(99)	135
Less: Net income attributable to non-controlling interests	3	5	12	16
Net income (loss) attributable to Navistar International Corporation	$(37)	$156	$(111)	$119

Income (loss) per share attributable to Navistar International Corporation:
Basic	$(0.37)	$1.57	$(1.11)	$1.20
Diluted	(0.37)	1.56	(1.11)	1.20

Weighted average shares outstanding:
Basic	99.7	99.4	99.6	99.2
Diluted	99.7	99.7	99.6	99.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net income (loss)	$(34)	$161	$(99)	$135
Other comprehensive income (loss):
Foreign currency translation adjustment	32	9	(79)	5
Defined benefit plans, net of tax	31	23	80	161
Total other comprehensive income	63	32	1	166
Comprehensive income (loss)	29	193	(98)	301
Less: Net income attributable to non-controlling interests	3	5	12	16
Total comprehensive income (loss) attributable to Navistar International Corporation	$26	$188	$(110)	$285

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of July 31, 2020	As of October 31, 2019
(in millions, except per share data)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,648	$1,370
Restricted cash and cash equivalents	232	133
Trade and other receivables, net	266	338
Finance receivables, net	1,403	1,923
Inventories, net	896	911
Other current assets	247	277
Total current assets	4,692	4,952
Restricted cash	54	54
Trade and other receivables, net	8	10
Finance receivables, net	250	274
Investments in non-consolidated affiliates	30	31
Property and equipment (net of accumulated depreciation and amortization of $2,328 and $2,488, respectively)	1,241	1,309
Operating lease right of use assets	119	—
Goodwill	38	38
Intangible assets (net of accumulated amortization of $139 and $142, respectively)	20	25
Deferred taxes, net	115	117
Other noncurrent assets	108	107
Total assets	$6,675	$6,917
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$865	$871
Accounts payable	1,154	1,341
Other current liabilities	1,096	1,363
Total current liabilities	3,115	3,575
Long-term debt	4,694	4,317
Postretirement benefits liabilities	2,013	2,103
Other noncurrent liabilities	681	645
Total liabilities	10,503	10,640
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,726	2,730
Accumulated deficit	(4,333)	(4,409)
Accumulated other comprehensive loss	(2,100)	(1,912)
Common stock held in treasury, at cost (3.6 and 3.9 shares, respectively)	(135)	(147)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,830)	(3,726)
Stockholders’ equity attributable to non-controlling interests	2	3
Total stockholders’ deficit	(3,828)	(3,723)
Total liabilities and stockholders’ deficit	$6,675	$6,917

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
(in millions)	2020	2019
Cash flows from operating activities
Net income (loss)	$(99)	$135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103	99
Depreciation of equipment leased to others	43	45
Deferred taxes, including change in valuation allowance	(5)	(41)
Asset impairment charges	25	6
Gain on sales of investments and businesses, net	—	(56)
Amortization of debt issuance costs and discount	11	15
Stock-based compensation	14	20
Provision for doubtful accounts	13	8
Equity in (income) loss of non-consolidated affiliates, net of dividends	—	(3)
Write-off of debt issuance costs and discount	—	6
Other non-cash operating activities	(9)	(6)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed	36	(124)
Net cash provided by operating activities	132	104
Cash flows from investing activities
Maturities of marketable securities	—	98
Capital expenditures	(115)	(90)
Purchases of equipment leased to others	(69)	(130)
Proceeds from sales of property and equipment	11	12
Proceeds from sales of investments and businesses	10	100
Other investing activities	(4)	1
Net cash used in investing activities	(167)	(9)
Cash flows from financing activities
Proceeds from issuance of securitized debt	316	331
Principal payments on securitized debt	(45)	(300)
Net change in secured revolving credit facilities	(241)	120
Proceeds from issuance of non-securitized debt	622	144
Principal payments on non-securitized debt	(108)	(988)
Net change in notes and debt outstanding under revolving credit facilities	(90)	469
Debt issuance costs	(17)	(9)
Proceeds from financed lease obligations	—	13
Proceeds from exercise of stock options	3	3
Dividends paid by subsidiaries to non-controlling interest	(13)	(18)
Other financing activities	(2)	(2)
Net cash provided by (used in) financing activities	425	(237)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	377	(149)
Cash, cash equivalents and restricted cash at beginning of the period	1,557	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,934	$1,296

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2019	$2	$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	(36)	—	—	4	(32)
Total other comprehensive income	—	—	—	—	17	—	—	17
Reclassification of stranded tax effects	—	—	—	189	(189)	—	—	—
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(2)	—	—	4	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of January 31, 2020	$2	$10	$2,730	$(4,256)	$(2,084)	$(143)	$2	$(3,739)
Net income (loss)	—	—	—	(38)	—	—	5	(33)
Total other comprehensive loss	—	—	—	—	(79)	—	—	(79)
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	(6)	(2)	—	7	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of April 30, 2020	$2	$10	$2,725	$(4,296)	$(2,163)	$(136)	$2	$(3,856)
Net income (loss)	—	—	—	(37)	—	—	3	(34)
Total other comprehensive income	—	—	—	—	63	—	—	63
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	—	—	—	1	—	1
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(3)	(3)
Balance as of July 31, 2020	$2	$10	$2,726	$(4,333)	$(2,100)	$(135)	$2	$(3,828)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit - (Continued)
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income	—	—	—	11	—	—	6	17
Total other comprehensive income	—	—	—	—	129	—	—	129
ASC-606 modified retrospective adoption	—	—	—	(27)	—	—	—	(27)
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(1)	—	—	1	—	—
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Balance as of January 31, 2019	$2	$10	$2,732	$(4,609)	$(1,791)	$(160)	$3	$(3,813)
Net income (loss)	$—	$—	$—	$(48)	$—	$—	$5	$(43)
Total other comprehensive income	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	5	—	—	—	—	5
Stock ownership programs	—	—	(9)	—	—	8	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of April 30, 2019	$2	$10	$2,728	$(4,657)	$(1,786)	$(152)	$3	$(3,852)
Net income	$—	$—	$—	$156	$—	$—	$5	$161
Total other comprehensive income	—	—	—	—	32	—	—	32
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	—	—	—	2	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of July 31, 2019	$2	$10	$2,730	$(4,501)	$(1,754)	$(150)	$3	$(3,660)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $23 million and $32 million as of July 31, 2020 and October 31, 2019, respectively, and liabilities of $5 million and $4 million, respectively. As of July 31, 2020 and October 31, 2019, assets include $5 million and $2 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified us of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $973 million and $927 million as of July 31, 2020 and October 31, 2019, respectively, and liabilities of $900 million and $838 million as of July 31, 2020 and October 31, 2019, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $293 million and $537 million as of July 31, 2020 and October 31, 2019, respectively, and corresponding liabilities of $216 million and $279 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in income (loss) of non-consolidated affiliates includes our share of the net income (loss) of these entities.
Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. During the quarter, we informed MAN, a subsidiary of the TRATON Group, of the cancellation of a certain engine program. The parties disagree about the effects of the cancellation under the terms of the applicable agreement and are having commercial discussions related to the consequences of the program cancellation. The ultimate resolution may result in additional expenses which could be material. We are unable to estimate the amount of these expenses at this time. Revenue recognized for the three months and nine months ended July 31, 2020 was approximately $29 million and $72 million, respectively, compared to $42 million and $113 million in the comparable prior year periods. Net expense incurred for the three months and nine months ended July 31, 2020 was $13 million and $37 million, respectively, compared to $11 million and $29 million in the respective prior year periods, included primarily in Engineering and product development costs on our Consolidated Statements of Operations. Our receivable from TRATON Group was $7 million and $13 million as of July 31, 2020 and October 31, 2019, respectively. Our payable to TRATON Group was $84 million and $55 million as of July 31, 2020 and October 31, 2019, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. We also entered into an intellectual property agreement and a transition services agreement. For the three and nine months ended July 31, 2020, revenue recognized was approximately $12 million and $37 million, respectively, compared to $9 million and $43 million in the respective prior year periods. As of July 31, 2020 and October 31, 2019, our receivables from Navistar Defense were $27 million and $29 million, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $200 million at July 31, 2020 and at October 31, 2019, offset by reserves of $63 million and $37 million, respectively.
Property and Equipment
We report land, buildings, leasehold improvements, machinery and equipment (including tooling and pattern equipment), furniture, fixtures, and equipment, and equipment leased to others at cost, net of depreciation. We initially record assets under finance lease obligations at the present value of the aggregate future minimum lease payments. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. It is reasonably possible that within the next twelve months, we could recognize additional impairment charges for certain trucks under operating leases where Navistar is the lessor, which could be material, if we experience continued declines in excess of our forecasted expected residual values, as a result of the COVID-19 pandemic, the demand for used trucks or a change in the mix of sales through various market channels. For more information regarding asset impairment charges see Note 3, Restructuring, Impairments and Divestitures.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Nine Months Ended July 31,
(in millions)	2020	2019
Balance at beginning of period	$510	$529
Costs accrued and revenues deferred	113	182
Adjustments to pre-existing warranties(A)	26	7
Payments and revenues recognized	(195)	(208)
Other adjustments(B)	—	12
Balance at end of period	454	522
Less: Current portion	213	247
Noncurrent accrued product warranty and deferred warranty revenue	$241	$275
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
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of July 31, 2020, approximately 6,600, or 97%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Due to disruptions in our supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities have been impacted. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. We continue to monitor our supply chain, though production has resumed by us and our suppliers. Production volumes may be volatile in the near future due to supplier constraints, which may materially impact the results of our operations.
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
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For more information on leases, refer to Note 7, Leases.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-13. This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal year 2021. The impact of this ASU on our consolidated financial statements will primarily result from our Financial Services operations and certain financial guarantees. We have developed models that establish a coefficient between commonly available economic indicators and historical loss rates and default probabilities from which we expect to estimate credit losses throughout the amortization period of our finance and trade receivables and certain other credit exposures. We are currently documenting and testing the policies and controls needed to govern those estimates. The impact will largely depend on economic conditions and forecasts existing at the time of adoption.
2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended July 31, 2020
Truck products and services(A)	$1,040	$—	$—	$—	$3	$1,043
Truck contract manufacturing	71	—	—	—	—	71
Used trucks	42	—	—	—	—	42
Engines	—	48	35	—	—	83
Parts	1	365	11	—	—	377
Extended warranty contracts	23	—	—	—	—	23
Sales of manufactured products, net	1,177	413	46	—	3	1,639
Retail financing(C)	—	—	—	33	(3)	30
Wholesale financing(C)	—	—	—	6	—	6
Finance revenues	—	—	—	39	(3)	36
Sales and revenues, net	$1,177	$413	$46	$39	$—	$1,675

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Nine Months Ended July 31, 2020
Truck products and services(A)	$3,372	$—	$—	$—	$9	$3,381
Truck contract manufacturing	227	—	—	—	—	227
Used trucks	125	—	—	—	—	125
Engines	—	147	118	—	—	265
Parts	2	1,200	36	—	—	1,238
Extended warranty contracts	74	—	—	—	—	74
Sales of manufactured products, net	3,800	1,347	154	—	9	5,310
Retail financing(C)	—	—	—	111	(7)	104
Wholesale financing(C)	—	—	—	24	—	24
Finance revenues	—	—	—	135	(7)	128
Sales and revenues, net	$3,800	$1,347	$154	$135	$2	$5,438

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended July 31, 2019
Truck products and services(A)	$2,115	$—	$—	$—	$3	$2,118
Truck contract manufacturing	144	—	—	—	—	144
Used trucks	54	—	—	—	—	54
Engines	—	73	63	—	—	136
Parts	2	496	19	—	—	517
Extended warranty contracts	27	—	—	—	—	27
Sales of manufactured products, net	2,342	569	82	—	3	2,996
Retail financing(C)	—	—	—	35	—	35
Wholesale financing(C)	—	—	—	11	—	11
Finance revenues	—	—	—	46	—	46
Sales and revenues, net	$2,342	$569	$82	$46	$3	$3,042

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Nine Months Ended July 31, 2019
Truck products and services(A)(B)	$5,891	$—	$—	$—	$9	$5,900
Truck contract manufacturing	274	—	—	—	—	274
Used trucks	151	—	—	—	—	151
Engines	—	217	168	—	—	385
Parts	4	1,476	55	—	—	1,535
Extended warranty contracts	85	—	—	—	—	85
Sales of manufactured products, net	6,405	1,693	223	—	9	8,330
Retail financing(C)	—	—	—	106	—	106
Wholesale financing(C)	—	—	—	35	—	35
Finance revenues	—	—	—	141	—	141
Sales and revenues, net	$6,405	$1,693	$223	$141	$9	$8,471
_________________________

(A)	Includes other markets primarily consisting of Bus, Export Truck and Mexico.

(B)
Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing revenues in the Financial Services segment include interest revenue of $13 million and $44 million for the three and nine months ended July 31, 2020, respectively, and $15 million and $42 million for the three and nine months ended July 31, 2019, respectively. Wholesale financing revenues in the Financial Services segment include interest revenue of $6 million and $24 million for the three and nine months ended July 31, 2020, respectively, and $11 million and $35 million for the three and nine months ended July 31, 2019, respectively.

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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the third quarter of 2020.
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
The amount of deferred revenue related to extended warranty contracts was $249 million and $279 million at July 31, 2020 and October 31, 2019, respectively. Revenue recognized under our extended warranty programs was $23 million and $74 million for the three and nine months ended July 31, 2020, respectively, and $27 million and $85 million for the three and nine months ended July 31, 2019, respectively. We expect to recognize revenue under our extended warranty programs of approximately $31 million in the remainder of 2020, $88 million in 2021, $68 million in 2022, $40 million in 2023, $18 million in 2024, and an aggregate amount of $4 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. We recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We have no contract costs capitalized as of July 31, 2020 or October 31, 2019.
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
For those areas that fall outside our strategic businesses, we evaluate alternatives which could result in additional restructuring and other related charges in the future, including, but not limited to: (i) impairments, (ii) costs for employee and contractor termination and other related benefits, and (iii) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
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
In the three months and nine months ended July 31, 2020, we concluded that we had triggering events primarily related to certain trucks under operating leases, due to declines in expected residual values. As a result, we recorded charges of $12 million and $13 million, respectively, in our Truck segment.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

In the three and nine months ended July 31, 2019, we concluded that we had triggering events related to certain assets under operating leases. As a result, we recorded charges of $3 million and $6 million, respectively, in our Truck segment.
These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 11, Fair Value Measurements, for information on the valuation of impaired operating leases and other long-lived assets.
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
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which was subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. In the nine months ended July 31, 2019, we recognized a gain on the sale in our Truck segment of $51 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.3 billion and $2.8 billion as of July 31, 2020 and October 31, 2019, respectively.
Included in total assets of our Financial Services operations were finance receivables of $1.7 billion and $2.2 billion as of July 31, 2020 and October 31, 2019, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
In connection with the COVID-19 pandemic, we have received extension requests from certain customers in the retail note and finance lease portfolios. These requests were generally granted for short-term extensions (6 months or less), without interest or principal forgiveness. The related credit exposure was not material to the consolidated financial statements.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of July 31, 2020	As of October 31, 2019
Retail portfolio	$550	$854
Wholesale portfolio	1,128	1,366
Total finance receivables	1,678	2,220
Less: Allowance for doubtful accounts	25	23
Total finance receivables, net	1,653	2,197
Less: Current portion, net(A)	1,403	1,923
Noncurrent portion, net	$250	$274
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of July 31, 2020 or October 31, 2019, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We transfer eligible finance receivables into owner trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary, and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $808 million and $874 million as of July 31, 2020 and October 31, 2019, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $137 million and $358 million as of July 31, 2020 and October 31, 2019, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues from our Financial Services segment:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Retail notes and finance leases revenue	$14	$16	$48	$45
Wholesale notes interest	14	31	49	93
Operating lease revenue	20	19	64	62
Retail and wholesale accounts interest	1	8	9	26
Gross finance revenues	49	74	170	226
Less: Intercompany revenues	10	28	35	85
Finance revenues	$39	$46	$135	$141

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	Three Months Ended July 31, 2020				Three Months Ended July 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$21	$2	$20	$43	$22	$3	$29	$54
Provision for doubtful accounts	4	—	—	4	1	—	1	2
Charge-offs	(4)	—	—	(4)	(2)	—	—	(2)
Recoveries	1	—	—	1	1	—	—	1
Other(A)	1	—	—	1	(1)	—	2	1
Allowance for doubtful accounts at end of period	$23	$2	$20	$45	$21	$3	$32	$56

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Nine Months Ended July 31, 2020				Nine Months Ended July 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$20	$3	$21	$44	$19	$3	$28	$50
Provision for doubtful accounts	11	(1)	3	13	5	—	3	8
Charge-offs	(7)	—	—	(7)	(4)	—	(1)	(5)
Recoveries	1	—	—	1	1	—	—	1
Other(A)	(2)	—	(4)	(6)	—	—	2	2
Allowance for doubtful accounts at end of period	$23	$2	$20	$45	$21	$3	$32	$56
____________________
(A) Amounts include the impact from currency translation.
The accrual of interest income is suspended on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. We may continue to collect payments on our impaired finance receivables. Certain loss reserves on impaired finance receivables are recorded by our Truck segment under trade and other receivables above.
The following table presents information regarding impaired finance receivables:

	July 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$39	$—	$39	$23	$—	$23
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	16	—	16	11	—	11
Finance receivables on non-accrual status	39	—	39	24	—	24

The average balances of the impaired finance receivables in the retail portfolio were $29 million and $21 million during the nine months ended July 31, 2020 and 2019, respectively. See Note 11, Fair Value Measurements, for information on the valuation of impaired finance receivables.
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
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	July 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$485	$1,127	$1,612	$753	$1,365	$2,118
30-90 days past due	42	1	43	76	1	77
Over 90 days past due	23	—	23	25	—	25
Total finance receivables	$550	$1,128	$1,678	$854	$1,366	$2,220

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

6. Inventories
The following table presents the components of Inventories, net in our Consolidated Balance Sheets:

(in millions)	July 31, 2020	October 31, 2019
Finished products	$585	$640
Work in process	71	21
Raw materials	240	250
Total inventories, net	$896	$911

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
We sublease certain real estate to third parties. In the third quarter of 2020, sublease income earned was not material to our Consolidated Statements of Operations.
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
In the three and nine months ended July 31, 2020, we incurred operating lease costs recorded in Costs of products sold of $2 million and $6 million, respectively. In the three and nine months of 2020, we incurred operating lease costs recorded in SG&A expenses of $6 million and $18 million, respectively. These charges were recognized in our Consolidated Statements of Operations. Finance lease costs were not material to our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents balance sheet information related to operating leases:

(in millions)	As of July 31, 2020
Operating lease right of use assets	$119
Finance lease right of use assets(A)	2
Total right of use assets	$121
Operating lease liabilities
Other current liabilities	$30
Other noncurrent liabilities	92
Finance lease liabilities
Notes payable and current maturities of long-term debt	1
Long-term debt	1
Total lease liabilities	$124
_________________________

(A)	Finance lease right of use assets are included in Property and Equipment, net on our Consolidated Balance Sheets.

The following table presents maturities of lease liabilities:

	As of July 31, 2020
(in millions)	Finance Leases	Operating Leases
Remainder of 2020	$—	$8
2021	1	35
2022	1	27
2023	—	21
2024	—	14
Thereafter	—	33
Total lease payments	2	138
Less: Present value discount	—	16
Total lease liabilities	$2	$122

The following table presents future minimum lease payments:

	As of October 31, 2019
(in millions)	Capital Lease Obligations	Operating Leases
2020	$1	$37
2021	1	28
2022	—	22
2023	—	18
2024	—	13
Thereafter	—	31
Total future minimum lease payments	$2	$149

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents cash flow information related to leases:

(in millions)	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11	$30
Right of use assets obtained in exchange for lease liabilities
Operating leases	$7	$35

The following table presents the weighted-average remaining lease term and discount rate:

	As of July 31, 2020
	Finance Leases	Operating Leases
Weighted-average remaining lease term	9.0 years	5.6 years
Weighted-average discount rate	5.9%	4.4%

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

The following table presents revenue from finance and operating leases, included in our Consolidated Statements of Operations:

	Three Months Ended July 31, 2020		Nine Months Ended July 31, 2020
(in millions)	Finance Leases(A)	Operating Leases	Finance Leases(A)	Operating Leases
Sales of manufactured products, net	$—	$4	$—	$16
Finance revenues	7	16	25	57
Other expense, net	—	1	—	4
Total lease revenue	$7	$21	$25	$77
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the carrying amount of equipment leased to others, included in Property Plant and Equipment, net in our Consolidated Balance Sheets:

(in millions)	July 31, 2020	October 31, 2019
Equipment leased to others, at original cost	$546	$562
Less: Accumulated depreciation	127	125
Equipment leased to others, net	$419	$437

The following table presents payments due from operating leases:

(in millions)	July 31, 2020
Remainder of 2020	$47
2021	84
2022	75
2023	61
2024	35
Thereafter	47
Total	$349

The following table presents maturities of finance lease receivables reconciled to the net investment in finance leases:

(in millions)	July 31, 2020
Remainder of 2020	$72
2021	70
2022	49
2023	28
2024	13
Thereafter	3
Total	235
Less: Unearned interest income	50
Net investment in finance leases	$185

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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	July 31, 2020	October 31, 2019
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $5 and $6, respectively, and unamortized debt issuance costs of $8 and $10, respectively	$1,547	$1,556
9.5% Senior Secured Notes, due 2025, net of unamortized debt issuance costs of $11	589	—
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $13 and $15, respectively	1,087	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5 at both dates	220	220
Financed lease obligations	48	60
Other	41	11
Total Manufacturing operations debt	3,532	2,932
Less: Current portion	73	32
Net long-term Manufacturing operations debt	$3,459	$2,900

(in millions)	July 31, 2020	October 31, 2019
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $4 at both dates	$1,008	$991
Bank credit facilities, at fixed and variable rates, due dates from 2020 through 2025, net of unamortized debt issuance costs of less than $1 and $1, respectively	914	1,059
Commercial paper, at variable rates, program matures in 2022	—	84
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	105	122
Total Financial Services operations debt	2,027	2,256
Less: Current portion	792	839
Net long-term Financial Services operations debt	$1,235	$1,417

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Recovery Zone Facility Revenue Refunding Bonds
On August 4, 2020, subsequent to our balance sheet date, we completed a certain tax-exempt bond financing in which the Illinois Finance Authority (the “IFA”) issued and sold $225 million aggregate principal amount of Recovery Zone Facility Revenue Refunding Bonds (Navistar International Corporation Project) Series 2020 due October 15, 2040 (the “2020 Bonds"). The proceeds from the issuance of the 2020 Bonds will be used, together with certain other funds of the Company, for the purposes of refunding (1) the $135 million aggregate principal amount of IFA Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “IFA 2010 Bonds”) and (2) $90 million aggregate principal amount of The County of Cook, Illinois Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “Cook County Bonds”; together with the IFA 2010 Bonds, the “2010 Bonds”) for which a notice of redemption was issued on August 24, 2020. Beginning on August 1, 2030, the 2020 Bonds are subject to optional redemption at the direction of the Company, in whole or in part. In addition, if the Company is acquired by TRATON SE or one of its affiliates, the Company may, at its option, redeem all, but not less than all, of the 2020 Bonds. In each case, the Company will pay a redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The interest rate on the 2020 Bonds is 4.75% and the interest rate on the 2010 Bonds is 6.75%. The 2020 Bonds are senior unsecured general obligations with a subsidiary guaranty from Navistar, Inc.
Other
Other Manufacturing Debt includes outstanding borrowings of $30 million as of July 31, 2020 and no borrowings as of October 31, 2019 under our $125 million Amended and Restated Asset-Based Credit Facility. This facility is secured by certain of NI's aftermarket parts inventory locations and is also used to issue letters of credit.
Financial Services Operations
Asset-backed Debt
In January 2020, the Truck Retail Accounts Corporation (“TRAC”) funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.

In May 2020, the maturity date of our variable funding notes ("VFN") facility was extended to May 2021, and the maximum capacity remained $350 million.

In July 2020, Navistar Financial Securities Corporation ("NFSC") issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds are expected to be used, in part, to replace the $300 million of NFSC investor notes that mature in September 2020.
9. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees and retirees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, surviving spouses and dependents.
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the nine months ended July 31, 2020 and 2019, we contributed $30 million and $140 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. We expect to contribute $5 million to our pension plans during the remainder of 2020 and defer $157 million of previously expected remaining 2020 contributions until the first quarter of 2021 under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
We primarily fund other post-employment benefits ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the nine months ended July 31, 2020, as well as anticipated contributions for the remainder of 2020, are not material.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations for the three and nine months ended July 31, 2020 and 2019 are comprised of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost for benefits earned during the period	$2	$1	$1	$1	$6	$5	$3	$3
Interest on obligation	21	30	7	12	63	92	21	36
Amortization of cumulative loss	24	23	—	—	73	70	—	—
Settlements	7	—	—	—	7	142	—	—
Premiums on pension insurance	3	3	—	—	9	7	—	—
Expected return on assets	(36)	(35)	(5)	(5)	(108)	(108)	(15)	(16)
Net periodic benefit expense	$21	$22	$3	$8	$50	$208	$9	$23

Components of net periodic benefit cost other than service cost are included in Other expense, net in our Consolidated Statements of Operations.
In the third quarter of 2020 and in the first quarter of 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, in the third quarter of 2020 and first quarter of 2019, net actuarial gains of $2 million and net actuarial losses of $11 million, respectively, were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $7 million, and $142 million, respectively, were recognized in Other expense, net in our Consolidated Statements of Operations.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. In light of recent developments relating to the COVID-19 pandemic, we have implemented cash conservation initiatives including a delay in certain 401(k) company matching contributions until 2021. The matching contribution delay was effective March 1, 2020. Prior to this, the matching contributions for non-represented employees were deposited monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $26 million for the three and nine months ended July 31, 2020, respectively, and $8 million and $28 million for the three and nine months ended July 31, 2019, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

For the three months and nine months ended July 31, 2020, we recognized an income tax expense of $8 million and $10 million, respectively, compared to an income tax expense of $29 million and $9 million for the respective prior year periods. The change in tax is primarily due to the decrease in earnings and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances. This is partially offset by a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Other differences for the three and nine months ended July 31, 2020 include geographical mix and certain discrete items, primarily related to the change in value of the U.S. dollar resulting in an income tax expense of $7 million and an income tax benefit of $8 million for the three months and nine months ended July 31, 2020, respectively.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more-likely-than-not that deferred tax benefits will be realized through the generation of future taxable income. We continue to maintain a valuation allowance on the majority of our U.S. deferred tax assets as well as certain foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realized based on our analysis of the relevant facts and circumstances. For all remaining deferred tax assets, while we believe that it is more-likely-than-not that they will be realized, we believe that it is reasonably possible that additional deferred tax asset valuation allowances could be required in the next twelve months.
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
Additionally, the CARES Act provides for refundable employee retention credits and the deferral of the employer-paid portion of social security taxes. As of July 31, 2020, we elected to defer the employer-paid portion of social security taxes for the remainder of 2020, to be repaid equally in December 2021 and December 2022. The total employer-paid portion of social security taxes deferred as of July 31, 2020 is $9 million. We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to offset payroll tax liabilities. We estimate the potential benefits that the employee retention credits can provide to be approximately $3 million.
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
Impaired Property, Plant and Equipment—We generally measure the fair value by discounting future cash flows expected to be received from the operation of, or disposition of, the asset or asset group that has been determined to be impaired. When appropriate, we utilize alternative methods for the measurement of fair value such as market and cost approaches. For more information regarding the impairment of property, plant and equipment, see Note 3, Restructuring, Impairments and Divestitures.
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2020				As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Foreign currency contracts(A)	$—	$12	$—	$12	$—	$1	$—	$1
Total assets	$—	$12	$—	$12	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$4	$—	$4	$—	$1	$—	$1
Foreign currency contracts(C)	—	2	—	2	—	2	—	2
Guarantees	—	—	29	29	—	—	27	27
Total liabilities	$—	$6	$29	$35	$—	$3	$27	$30
_________________________

(A)
The asset value of foreign currency contracts is primarily included in Other current assets and an immaterial portion is included in Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(B)	The liability values of commodity forward contracts are included in Other current liabilities in the accompanying Consolidated Balance Sheets.

(C)
The liability values of foreign currency contracts are primarily included in Other noncurrent liabilities and an immaterial portion is included in Other current liabilities in the accompanying Consolidated Balance Sheets.

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Guarantees, at beginning of period	$(28)	$(22)	$(27)	$(24)
Net issuances	(2)	(4)	(7)	(3)
Settlements	1	—	5	1
Guarantees, at end of period	$(29)	$(26)	$(29)	$(26)

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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of July 31, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$209	$209	$207
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,517	1,517	1,547
9.5% Senior Secured Notes, due 2025	—	685	—	685	589
6.625% Senior Notes, due 2026	—	1,125	—	1,125	1,087
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	226	—	226	220
Financed lease obligations	—	—	48	48	48
Other(A)	—	—	40	40	40
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2022	—	—	1,011	1,011	1,008
Bank credit facilities, due dates from 2020 through 2025	—	—	881	881	914
Borrowings secured by operating and finance leases, due serially through 2024	—	—	105	105	105

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$205	$205	$208
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,552	1,552	1,556
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,085
Loan Agreement related to 6.75% Tax Exempt Bonds, due 2040	—	234	—	234	220
Financed lease obligations	—	—	60	60	60
Other(A)	—	—	9	9	9
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	995	995	991
Bank credit facilities, due dates from 2020 through 2025	—	—	1,038	1,038	1,059
Commercial paper, at variable rates, program matures in 2022	84	—	—	84	84
Borrowings secured by operating and finance leases, due serially through 2024	—	—	122	122	122
________________________

(A)	Excludes non-financial instrument debt of $1 million and $2 million as of July 31, 2020 and October 31, 2019, respectively.
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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There was $1.6 billion of outstanding loan principal and operating lease payments receivable at both July 31, 2020 and October 31, 2019 financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.6 billion and $2.7 billion at July 31, 2020 and October 31, 2019, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. However, for certain Navistar Capital financed contracts which we have accounted for as borrowings, we have recognized equipment leased to others of $42 million and $51 million and financed lease obligations of $48 million and $60 million, in our Consolidated Balance Sheets as of July 31, 2020 and October 31, 2019, respectively. In response to the COVID-19 pandemic, BMO has restructured certain loans that are subject to the loss sharing arrangement. We have increased our estimated guarantee liability for potential COVID-19 related credit losses by an amount which was not material to our consolidated financial statements.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of July 31, 2020, the amount of stand-by letters of credit and surety bonds issued was $85 million.
In addition, as of July 31, 2020, we have $122 million of outstanding purchase commitments and contracts with $17 million of cancellation fees with expiration dates through 2028.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2020. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan (the "Profit Sharing Plan")) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million comprised of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. The Company’s written submission to the arbitrator was filed March 16, 2020 and the Committee’s reply was filed April 7, 2020. On June 5, 2020 the parties and the arbitrator agreed the only years at issue for the arbitration are the plan years ending October 31, 2006, 2008, 2009, 2010, and 2011.
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
As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court, and on April 17, 2020, the Company filed a motion to reform the 1993 Settlement Agreement. A hearing on the motion to reform the 1993 Settlement Agreement was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including, but not limited to, resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, on April 17, 2020 the Company filed a motion to reform the 1993 Settlement Agreement, and in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing on the motion to reform the 1993 Settlement Agreement was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million as of July 31, 2020), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In late February 2020, IIAA became aware that the SC District Attorney filed an action in the civil court of Santa Catarina against nine of the Companies (including IIAA), Selamix, and the Municipality of Schroeder (where the Natureza Facility is located) requesting that the defendants in the action bear all of the potential costs of the investigation needed to determine the parties responsible for the contamination and manage the remediation of the contamination at the Natureza Facility and that the defendants place funds in escrow to cover such costs. Prior to ruling on these issues, the court has indicated that it will schedule a hearing to allow the defendants to set forth their defenses. In May 2020, the Municipality of Schroeder presented its defenses to the court and alleged that (i) it was not liable for contamination after FATMA, as a state agency, became responsible for the environmental licensing of Natureza, (ii) Selamix should be held liable for the contamination, and (iii) the other defendants (including IIAA) should be held liable for the contamination because their irregular disposal of toxic material contributed to the environmental damage. IIAA will be required to present its response to the Municipality of Schroeder’s defenses, but a deadline has not yet been set. IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of less than US$1 million as of July 31, 2020). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
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
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney indicated that it would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. On September 10, 2019, the judge granted the New District Attorney's request to require answers to inquiries related to the case from the Department of Water and Electric Energy ("DAEE") and Sao Paulo State Sewage Company ("SABESP"), but DAEE and SABESP did not provide any additional, relevant information. IIAA is currently waiting for the New District Attorney's opinion on the matter and then intends to evaluate possible next steps.
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
Among other things, the Settlement Agreement requires that (1) the parties establish a non-reversionary common fund consisting of cash (the “Cash Fund”) and rebates (the “Rebate Fund”) with a total value of $135 million (the “Settlement Fund”); (2) NIC and NI contribute $85 million to the Cash Fund, which will be used to pay all settlement fees and expenses, service awards, attorneys’ fees and costs, and cash payments to members of the settlement class; (3) NI commit to make available rebates with a face value in the aggregate of $50 million to the Rebate Fund; and (4) the settlement class release NIC and NI and their affiliates from all claims and potential claims arising from or related to the allegations in the U.S. Actions, except for claims for personal injury or damage to third-party property. The Settlement Agreement further provides that dollars or value remaining in either the Cash Fund or the Rebate Fund after claims are processed will be used to pay approved claims from the other fund if the other fund is oversubscribed (the “Waterfall”). The Settlement Agreement states that NIC and NI deny all claims in the U.S. Actions, deny wrongdoing, liability or damage of any kind, and deny that NIC and NI acted improperly or wrongfully in any way. On February 3, 2020, NIC and NI funded $85 million to the Cash Fund. Any Waterfall from the Rebate Fund to the Cash Fund is capped at $35 million. We are waiting for the final adjudication of the claims by the administrator. Is is possible that a Waterfall from the Rebate Fund to the Cash Fund could occur.
On June 12, 2019, the court preliminarily approved the settlement. Members of the class were provided notice of the Settlement Agreement and an opportunity to object or opt out. Any members of the class who opted out will not receive any benefit from the Settlement Agreement or be bound by it.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
In February 2020, three class members intervened in the MDL Action and filed motions asking the court to exclude them from the settlement or to permit them to opt out after the opt out deadline. In April and June 2020, the court denied these motions. In May 2020, two of the intervening class members appealed the court’s April 2020 order. The Company’s opposition brief was filed on August 19, 2020.
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
In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations related to the Milan lawsuit.
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs previously awarded to the Milan plaintiffs following an appeal filed by the Company in January 2018 challenging the jury verdict. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on the Milan plaintiff's warranty claims. On October 11, 2019, the Milan plaintiffs filed an application for permission to appeal this ruling to the Tennessee Supreme Court. On January 16, 2020, the Tennessee Supreme Court granted permission to appeal. The Company filed its opposition brief on August 19, 2020.
Based on our assessment of the facts underlying the claims in the above actions, the Company has recorded a charge in the Company’s fiscal second quarter ended April 30, 2019 in the amount of $159 million as a reserve for its expected obligations under the Settlement Agreement as well as for current period liabilities and potential future settlements with respect to certain other MaxxForce Advanced EGR engine lawsuits that are not included in the Settlement Agreement. In addition, the Company has released a liability of $32 million, related to the judgment reversal in the Milan case in the third quarter ended July 31, 2019. These impacts were recorded in SG&A expenses in our Consolidated Statements of Operations. As noted above, with respect to the Settlement Agreement and the claims filed in connection with it, it is possible that a Waterfall from the Rebate Fund to the Cash Fund could result in an additional cash impact. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. Fact discovery for the remedy phase is complete. On July 30, 2020, NI filed a motion for partial summary judgment as to certain aspects of the remedy sought by the DOJ. The parties will continue expert discovery and all additional summary judgment filings are anticipated to be completed by the end of September 2020.
Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $4 million in the first quarter of 2020 resulting in the recording of a total estimated liability of $6 million at July 31, 2020 in SG&A expenses in our Consolidated Statements of Operations. Total cash outlays in future periods could range from $6 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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
Customer Dispute
On August 20, 2020, a customer, Hirschbach Motor Lines, Inc., filed a complaint against Navistar International Corporation and Navistar, Inc. in the Northern District of Iowa, alleging various causes of action (including allegations relating to the parties' contractual relationship) and requesting monetary damages (including punitive damages and attorneys' fees). The court has issued a seal order for the complaint and its exhibits.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2020
External sales and revenues, net	$1,177	$413	$46	$39	$—	$1,675
Intersegment sales and revenues	26	1	1	10	(38)	—
Total sales and revenues, net	$1,203	$414	$47	$49	$(38)	$1,675
Net income (loss) attributable to NIC	$(22)	$97	$1	$10	$(123)	$(37)
Income tax expense	—	—	—	—	(8)	(8)
Segment profit (loss)	$(22)	$97	$1	$10	$(115)	$(29)
Depreciation and amortization	$27	$1	$1	$16	$2	$47
Interest expense	—	—	—	16	55	71
Equity in income of non-consolidated affiliates	2	—	—	—	—	2
Capital expenditures(B)	18	1	1	—	5	25

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended July 31, 2019
External sales and revenues, net	$2,342	$569	$82	$46	$3	$3,042
Intersegment sales and revenues	45	2	8	28	(83)	—
Total sales and revenues, net	$2,387	$571	$90	$74	$(80)	$3,042
Net income (loss) attributable to NIC	$167	$149	$1	$30	$(191)	$156
Income tax expense	—	—	—	—	(29)	(29)
Segment profit (loss)	$167	$149	$1	$30	$(162)	$185
Depreciation and amortization	$26	$1	$3	$16	$1	$47
Interest expense	—	—	—	27	49	76
Equity in income of non-consolidated affiliates	—	1	—	—	—	1
Capital expenditures(B)	17	2	1	—	4	24

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2020
External sales and revenues, net	$3,800	$1,347	$154	$135	$2	$5,438
Intersegment sales and revenues	34	3	12	35	(84)	—
Total sales and revenues, net	$3,834	$1,350	$166	$170	$(82)	$5,438
Net income (loss) attributable to NIC	$(131)	$319	$(12)	$51	$(338)	$(111)
Income tax expense	—	—	—	—	(10)	(10)
Segment profit (loss)	$(131)	$319	$(12)	$51	$(328)	$(101)
Depreciation and amortization	$83	$5	$5	$48	$5	$146
Interest expense	—	—	—	55	144	199
Equity in income (loss) of non-consolidated affiliates	(1)	1	—	—	—	—
Capital expenditures(B)	93	6	3	—	13	115

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Nine Months Ended July 31, 2019
External sales and revenues, net	$6,405	$1,693	$223	$141	$9	$8,471
Intersegment sales and revenues	75	5	27	85	(192)	—
Total sales and revenues, net	$6,480	$1,698	$250	$226	$(183)	$8,471
Net income (loss) attributable to NIC	$183	$437	$10	$93	$(604)	$119
Income tax expense	—	—	—	—	(9)	(9)
Segment profit (loss)	$183	$437	$10	$93	$(595)	$128
Depreciation and amortization	$78	$4	$7	$48	$7	$144
Interest expense	—	—	—	83	160	243
Equity in income (loss) of non-consolidated affiliates	3	2	(1)	—	—	4
Capital expenditures(B)	69	3	2	2	14	90
_______________________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $29 million and $103 million for the three and nine months ended July 31, 2020, respectively, and $53 million and $161 million for the three and nine months ended July 31, 2019, respectively.

(B)	Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
July 31, 2020	$1,721	$641	$202	$2,285	$1,826	$6,675
October 31, 2019	1,705	688	296	2,774	1,454	6,917

14. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2020	$(432)	$(1,731)	$(2,163)
Other comprehensive income before reclassifications	32	2	34
Amounts reclassified out of accumulated other comprehensive loss	—	29	29
Net current-period other comprehensive income	32	31	63
Balance as of July 31, 2020	$(400)	$(1,700)	$(2,100)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive income (loss) before reclassifications	(79)	2	(77)
Amounts reclassified out of accumulated other comprehensive loss	—	78	78
Net current-period other comprehensive income (loss)	(79)	80	1
Reclassification of stranded tax effects(A)	—	(189)	(189)
Balance as of July 31, 2020	$(400)	$(1,700)	$(2,100)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of April 30, 2019	$(319)	$(1,467)	$(1,786)
Other comprehensive income before reclassifications	9	—	9
Amounts reclassified out of accumulated other comprehensive loss	—	23	23
Net current-period other comprehensive income	9	23	32
Balance as of July 31, 2019	$(310)	$(1,444)	$(1,754)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive income (loss) before reclassifications	5	(8)	(3)
Amounts reclassified out of accumulated other comprehensive loss	—	169	169
Net current-period other comprehensive income	5	161	166
Balance as of July 31, 2019	$(310)	$(1,444)	$(1,754)

_________________________

(A)
During the first nine months of 2020, we reclassified $189 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. pension and OPEB plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statements of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	Location in Consolidated Statements of Operations	2020	2019	2020	2019
Defined benefit plans
Amortization of actuarial loss	Other expense, net	$24	$23	$73	$70
Settlements	Other expense, net	7	—	7	142
	Total before tax	31	23	80	212
	Income tax expense	(2)	—	(2)	(43)
Total reclassifications for the period, net of tax		$29	$23	$78	$169

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$(37)	$156	$(111)	$119

Denominator:
Weighted average shares outstanding:
Basic	99.7	99.4	99.6	99.2
Effect of dilutive securities	—	0.3	—	0.3
Diluted	99.7	99.7	99.6	99.5

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(0.37)	$1.57	$(1.11)	$1.20
Diluted	(0.37)	1.56	(1.11)	1.20

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and nine months ended July 31, 2020, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Third Quarter Summary
During the third quarter of 2020, we remained focused on our Navistar 4.0 playing to win strategy, which is based on three critical elements: driving high performing cross-functional teams, creating a sustainable longer-term performance advantage within our products and services, and identifying and focusing on key markets where we have a differentiated value to prove to our customers that we are their #1 choice.
In June 2020, the board of directors announced the appointment of Persio V. Lisboa to president and chief executive officer. Prior to the appointment, he served in several positions of increasing responsibility in the United States and South America, including executive vice president and chief operating officer since March 2017, and as president of operations and chief procurement officer.
In July 2020, we announced a strategic partnership with TuSimple, a global self-driving technology company, to co-develop SAE Level 4 self-driving trucks targeted for production by 2024. The program between TuSimple and Navistar will ensure a fully integrated engineering solution that will be ready for mass-production using Navistar's vehicle manufacturing capabilities. Customers will be able to purchase the fully autonomous trucks through Navistar's traditional sales channels in the United States, Canada and Mexico.
In August 2020, we announced another step forward in our partnership with Cummins Inc. by extending our long-term agreement through the next two emission cycles, to supply medium-duty and heavy-duty big-bore engines for International Trucks and IC Buses in the United States and Canada. This partnership optimizes flexibility in our investment in advanced powertrain technologies.
In the third quarter of 2020, we continued to monitor and address risks related to COVID-19. In March 2020, the World Health Organization ("WHO") characterized COVID-19 as a global pandemic and extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. Navistar continues to operate as an essential business critical to supporting the world's increasingly stressed supply chain. Our cross-functional response team has been moderately successful in ensuring our business continuity and has constructed preparedness plans to address the constantly evolving situation.
Due to disruptions in the supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities were impacted. Our assembly plants in the U.S., Mexico, and Brazil temporarily ceased production for various periods during the second quarter of 2020. In the third quarter of 2020, production disruptions decreased as compared to the second quarter. We expect to continue manufacturing operations at all plants subject to market conditions, component supplier disruptions, government regulations and the continued spread and impact of COVID-19.

Our parts organization is diligently tracking its parts supply base to minimize potential disruptions as a result of COVID-19. Currently all parts distribution centers ("PDCs") are open and operational. We have prevention measures in place and transition plans for our packagers, carriers and PDCs if a situation causes us to implement our contingency plans. Our distribution centers and dealers have sufficient parts inventory to help the industry keep operating as effectively as possible during this time of uncertainty.
Our facilities are following strict safety measures to protect our employees, visitors and business operations, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices, among other actions, in alignment with guidance from the U.S. Centers for Disease Control ("CDC") and WHO regarding threat assessment protocols. Additionally, many of our non-production employees continue to work remotely in order to reduce the spread of COVID-19. These working conditions allow for the continuation of key business-critical operations, including financial reporting and internal controls facilitated by the appropriate digital tools.
In April, we implemented a series of temporary cash conservation measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, taking advantage of the broad based employer relief provided under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. Taken together, these measures will result in conserving approximately $300 million in cash during our fiscal year ending October 31, 2020. Through the end of the third quarter of 2020, these actions have been successful in helping us to preserve liquidity. Beginning September 1, 2020, we will no longer defer a portion of base salaries of certain employees and executives.
Even though the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known, and the COVID-19 pandemic is expected to continue to have negative impacts on our operating results.
Financial Summary
Continuing Operations Results — In the third quarter of 2020, our consolidated net sales and revenues were $1.7 billion, a 45% decrease compared to the third quarter of 2019. In the first nine months of 2020, our consolidated net sales and revenues were $5.4 billion, a 36% decrease compared to the first nine months of 2019. The decrease for both periods reflects lower volumes from our Truck segment.
In the three and nine months ended July 31, 2020, we incurred a loss before income tax of $26 million and $89 million, respectively, compared to income before income tax of $190 million and $144 million in the respective prior year periods. Our gross margin decreased by $254 million and $601 million in the three and nine months ended July 31, 2020, respectively, primarily due to the impact of lower volumes.
In the three and nine months ended July 31, 2020, we recognized income tax expense of $8 million and $10 million, respectively, compared to income tax expense of $29 million and $9 million in the respective prior year periods. The change in tax expense is primarily due to the decrease in earnings, and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances ($28 million and $30 million, respectively). This is partially offset by a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Changes in the value of the U.S. dollar partially offset the decrease in the third quarter while decreasing the expense for the nine-month period ($7 million and $8 million, respectively).
In the three and nine months ended July 31, 2020, after income taxes, we incurred a net loss attributable to Navistar International Corporation ("NIC") of $37 million and $111 million or $0.37 and $1.11 per diluted share, respectively, compared to net income of $156 million and $119 million or $1.56 and $1.20 per diluted share in the respective prior periods.
In the three and nine months ended July 31, 2020, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $73 million and $189 million, respectively, compared to $281 million and $432 million in the respective prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the three and nine months ended July 31, 2020 was $104 million and $251 million, respectively, compared to $266 million and $663 million in the respective prior year periods. In the three and nine months ended July 31, 2020, adjusted consolidated net income (loss) attributable to NIC, excluding certain net impacts ("Adjusted Net Income (Loss)"), was a loss of $8 million and $51 million, respectively, compared to income of $147 million and $309 million in the respective prior year periods. EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.

We ended the third quarter of 2020 with $1.6 billion of consolidated cash, cash equivalents and marketable securities, compared to $1.4 billion as of October 31, 2019. The increase was primarily attributable to decreases in accounts and finance receivables ($505 million), a decrease in other current assets ($27 million) and proceeds from the issuance of the 9.5% Senior Secured Notes ($600 million) and securitized debt ($316 million), partially offset by capital expenditures ($115 million), purchases of equipment leased to others ($69 million), decreases in accounts payable ($157 million) and other current and noncurrent liabilities ($302 million and $32 million, respectively) and repayments of revolving debt ($241 million).
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended July 31, 2020 as compared to the quarter ended July 31, 2019

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except per share data and % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Sales and revenues, net	$1,675	$3,042	$(1,367)	(45)%	$5,438	$8,471	$(3,033)	(36)%
Costs of products sold	1,388	2,501	(1,113)	(45)%	4,541	6,973	(2,432)	(35)%
Restructuring charges	4	—	4	—%	5	1	4	400%
Asset impairment charges	12	3	9	300%	25	6	19	317%
Selling, general and administrative expenses	141	167	(26)	(16)%	493	726	(233)	(32)%
Engineering and product development costs	73	81	(8)	(10)%	237	242	(5)	(2)%
Interest expense	71	76	(5)	(7)%	199	243	(44)	(18)%
Other expense, net	14	25	(11)	(44)%	27	140	(113)	(81)%
Total costs and expenses	1,703	2,853	(1,150)	(40)%	5,527	8,331	(2,804)	(34)%
Equity in income of non-consolidated affiliates	2	1	1	100%	—	4	(4)	(100)%
Income (loss) before income tax	(26)	190	(216)	(114)%	(89)	144	(233)	(162)%
Income tax expense	(8)	(29)	21	72%	(10)	(9)	(1)	(11)%
Net income (loss)	(34)	161	(195)	(121)%	(99)	135	(234)	(173)%
Less: Net income attributable to non-controlling interests	3	5	(2)	(40)%	12	16	(4)	(25)%
Net income (loss) attributable to Navistar International Corporation	$(37)	$156	$(193)	(124)%	$(111)	$119	$(230)	(193)%

Diluted income (loss) per share(A)	$(0.37)	$1.56	$(1.93)	(124)%	$(1.11)	$1.20	$(2.31)	(193)%
Diluted weighted average shares outstanding	99.7	99.7	—	—%	99.6	99.5	0.1	—%
_________________________
(A) Amounts attributable to NIC.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Truck	$1,203	$2,387	$(1,184)	(50)%	$3,834	$6,480	$(2,646)	(41)%
Parts	414	571	(157)	(27)%	1,350	1,698	(348)	(20)%
Global Operations	47	90	(43)	(48)%	166	250	(84)	(34)%
Financial Services	49	74	(25)	(34)%	170	226	(56)	(25)%
Corporate and Eliminations	(38)	(80)	42	53%	(82)	(183)	101	55%
Total	$1,675	$3,042	$(1,367)	(45)%	$5,438	$8,471	$(3,033)	(36)%
For the three and nine months ended July 31, 2020, our Truck segment net sales decreased by $1,184 million and $2,646 million, respectively, or 50% and 41%, respectively. The decrease is primarily due to lower volumes in our Core markets and Mexico ($1,101 million and $2,491 million, respectively), and in GM-branded units manufactured for GM ($72 million and $46 million, respectively) due, in part, to the COVID-19 pandemic. The decrease in the first nine months of the year is also driven by the impact of the sale of a majority interest in Navistar Defense in the first quarter of 2019 ($62 million).
For the three and nine months ended July 31, 2020, our Parts segment net sales decreased by $157 million and $348 million, respectively, or 27% and 20%, respectively. The decrease is primarily due to decreased North America volumes in the U.S., Canada, and from our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford") due to the COVID-19 pandemic impact.
For the three and nine months ended July 31, 2020, our Global Operations segment net sales decreased by $43 million and $84 million, respectively, or 48% and 34%, respectively. The decrease was primarily driven by lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic ($34 million and $74 million, respectively).
For the three and nine months ended July 31, 2020, our Financial Services segment net revenues decreased by $25 million and $56 million, respectively, or 34% and 25%, respectively. The decrease is primarily driven by lower average yields due to lower interest rates ($14 million and $44 million, respectively), and lower average finance receivables due to lower volumes ($13 million and $14 million, respectively).
Costs of products sold
For the three and nine months ended July 31, 2020, Costs of products sold decreased by $1,113 million and $2,432 million, respectively, or 45% and 35%, respectively. The decrease was primarily driven by the impact of lower overall volumes attributable, in part, to the COVID-19 pandemic.
For the three and nine months ended July 31, 2020, we recorded charges of $9 million and $26 million, respectively, for adjustments to pre-existing warranties compared to charges of $5 million and $7 million for the respective prior year periods. Pre-existing warranties during the period were primarily driven by supplier quality issues on engines sold in prior years.
Asset impairment charges
For the three and nine months ended July 31, 2020, Asset impairment charges increased by $9 million and $19 million, or 300% and 317%, respectively. The increase in the third quarter is primarily attributable to the recognition of $12 million of asset impairment charges in our Truck segment as we concluded that we had triggering events related to certain trucks under operating leases due to declines in expected residual values. The increase in the first nine months is also impacted by the recognition of $12 million of asset impairment charges in our Global Operations segment triggered by the impact of the COVID-19 pandemic, in the second quarter of 2020. For more information on asset impairments, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying consolidated financial statements.

SG&A expenses
For the three and nine months ended July 31, 2020, SG&A expenses decreased by $26 million and $233 million, respectively, or 16% and 32%, respectively. The decrease in the third quarter is primarily attributable to a decrease in employee compensation expenses ($39 million), partially offset by a reversal of a non-recurring EGR settlement charge in 2019 ($31 million). The decrease in the first nine months is primarily attributable to the MaxxForce Engine EGR class action settlement and related litigation charges of $159 million recorded in the second quarter of 2019 in our Truck segment and a decrease in employee compensation expenses ($69 million). For more information on our legal proceedings, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.
Interest expense
For the three and nine months ended July 31, 2020, Interest expense decreased by $5 million and $44 million, respectively, or 7% and 18%, compared with the respective prior year periods. The decrease in the third quarter is primarily driven by lower borrowing rates ($8 million) partially offset by higher average debt balances ($3 million). The decrease in the first nine months is primarily driven by lower borrowing rates ($39 million) and lower average debt balances prior to the issuance of the 9.5% Senior Secured Notes ($3 million).
Other expense, net
For the three and nine months ended July 31, 2020, Other expenses decreased by $11 million and $113 million, respectively, or 44% and 81%, compared with the respective prior year periods. The decrease in the third quarter is primarily attributable to lower interest charges on post-retirement obligations ($14 million), and charges in 2019 related to the extinguishment of unamortized costs associated with the early repayment of the NFC Term Loan ($6 million). The decrease was partially offset by a $7 million non-cash pension settlement charge recognized in the third quarter of 2020. The decrease in the first nine months of 2020 is primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement in the prior year. As a result, we recorded pension settlement accounting charges of $142 million in the first quarter of 2019. The decrease in the first nine months of 2020 was partially offset by a gain of $51 million related to the sale of a majority interest in Navistar Defense and a gain on sale of $5 million related to our joint venture in China with Anhui Jianghuai Automobile Co., Ltd ("JAC"), both recorded in the first quarter of 2019.
Income tax expense
For the third quarter and first nine months ended 2020, our income tax expense decreased by $21 million or 72%, and increased by $1 million or (11)%, respectively. The change in tax is primarily due to the decrease in earnings, and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances ($28 million and $30 million, respectively). In the first nine months, the decrease is partially offset by a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019. Changes in the value of the U.S. dollar partially offset the decrease in the third quarter while increasing the decline in the first nine months ($7 million and $8 million, respectively.
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
Truck Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Truck segment sales, net	$1,203	$2,387	$(1,184)	(50)%	$3,834	$6,480	$(2,646)	(41)%
Truck segment profit (loss)	(22)	167	(189)	(113)	(131)	183	(314)	(172)

Segment sales
For the three and nine months ended July 31, 2020, our Truck segment net sales decreased by $1,184 million and $2,646 million, respectively, or 50% and 41%, respectively. The decrease is primarily due to lower volumes in our Core markets and Mexico ($1,101 million and $2,491 million, respectively), and in GM-branded units manufactured for GM ($72 million and $46 million, respectively) due in part, to the COVID-19 pandemic. The decrease in the first nine months of the year is also driven by the impact of the sale of a majority interest in Navistar Defense in the first quarter of 2019 ($62 million).
In the third quarter of 2020, chargeouts from our Core markets decreased by 53% compared to the third quarter of 2019, which is reflective of industry volumes and market share. The decrease represents a 68% decrease in Class 8 heavy trucks, a 64% decrease in medium trucks, a 21% decrease in school buses, and a 15% decrease in Class 8 severe service trucks.

In the first nine months of 2020, chargeouts from our Core markets decreased by 44% compared to the first nine months of 2019, which is also reflective of industry volumes and market share. The decrease represents a 65% decrease in Class 8 heavy trucks, a 47% decrease in medium trucks, a 16% decrease in school buses and a 5% decrease in Class 8 severe service trucks.

Segment results
For the three and nine months ended July 31, 2020, our Truck segment profit declined by $189 million and $314 million, or 113% and 172%, respectively. The decrease in profit for the three months ended July 31, 2020 includes the impact of lower volumes in our Core markets and Mexico ($184 million) due in part to the COVID-19 pandemic, and a reversal of a non-recurring EGR settlement charge in 2019 ($31 million). In addition to lower volumes ($367 million), the decrease in profit for the first nine months of 2020 was impacted by the sale of a majority interest in Navistar Defense in 2019 ($10 million), a non-recurring gain from the sale of a 70% equity interest in Navistar Defense ($51 million), and higher used truck losses ($38 million), partially offset by a non-recurring EGR settlement charge in 2019 ($122 million, net of reversal in the 2019 third quarter), and a decrease in finance fees from our Financial Services segment ($49 million).
For the three and nine months ended July 31, 2020, we recorded charges of $9 million and $26 million, respectively, for adjustments to pre-existing warranties compared to $5 million and $7 million in the respective prior year periods. Pre-existing warranties during the period were primarily driven by supplier quality issues on engines sold in prior years.

Parts Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Parts segment sales, net	$414	$571	$(157)	(27)%	$1,350	$1,698	$(348)	(20)%
Parts segment profit	97	149	(52)	(35)%	319	437	(118)	(27)%
Segment sales
For the three and nine months ended July 31, 2020, our Parts segment net sales decreased by $157 million and $348 million, respectively, or 27% and 20%, respectively. The decrease is primarily due to decreased North America volumes impact in the U.S., Canada, and BDP due to the COVID-19 impact.
Segment profit
For the three and nine months ended July 31, 2020, our Parts segment profit decreased by $52 million and $118 million, respectively, or 35% and 27%, respectively. The decrease is primarily due to the impact of lower North America volumes in the U.S., Canada, and BDP ($58 million and $133 million, respectively) due to the COVID-19 impact, partially offset by lower SG&A expenses ($5 million and $8 million, respectively).
Global Operations Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Global Operations segment sales, net	$47	$90	$(43)	(48)%	$166	$250	$(84)	(34)%
Global Operations segment profit (loss)	1	1	—	—%	(12)	10	(22)	(220)%

Segment sales
For the three and nine months ended July 31, 2020, our Global Operations segment net sales decreased by $43 million and $84 million, respectively, or 48% and 34%, respectively. The decrease is primarily driven by lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic ($47 million and $93 million, respectively).
Segment results
For the nine months ended July 31, 2020, our Global Operations segment profit decreased by $22 million, or 220%. The decrease was primarily driven by the recognition of an asset impairment charge of $12 million, the impact of lower volumes triggered by temporary production stoppages related to the COVID-19 pandemic ($14 million), and higher other income in 2019 of $5 million related to the sale of our former joint venture in China with JAC. Segment profit for the three months ended July 31, 2020 and 2019 were comparable.
Financial Services Segment

	Three Months Ended July 31,				Nine Months Ended July 31,
(in millions, except % change)	2020	2019	Change	% Change	2020	2019	Change	% Change
Financial Services segment revenues, net	$49	$74	$(25)	(34)%	$170	$226	$(56)	(25)%
Financial Services segment profit	10	30	(20)	(67)%	51	93	(42)	(45)%
Segment revenues
For the three and nine months ended July 31, 2020, our Financial Services segment net revenues decreased by $25 million and $56 million, respectively, or 34% and 25%, respectively. The decrease is primarily driven by lower average yields due to lower interest rates ($14 million and $44 million, respectively), and lower average finance receivables due to lower volumes ($13 million and $14 million, respectively).
Segment profit
For the three and nine months ended July 31, 2020, our Financial Services segment profit decreased by $20 million and $42 million, respectively, or 67% and 45%, respectively. The decrease was primarily driven by the impact of lower revenues ($25 million and $56 million, respectively), partially offset by lower interest expense resulting from lower borrowing requirements and lower borrowing rates ($6 million and $19 million, respectively).
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

Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	3,400	6,200	(2,800)	(45)%	14,700	16,900	(2,200)	(13)%
Class 6 and 7 medium trucks	16,700	28,600	(11,900)	(42)%	58,100	83,400	(25,300)	(30)%
Class 8 heavy trucks	28,600	60,900	(32,300)	(53)%	106,500	175,200	(68,700)	(39)%
Class 8 severe service trucks	14,600	21,300	(6,700)	(31)%	50,100	57,400	(7,300)	(13)%
Total Core markets	63,300	117,000	(53,700)	(46)%	229,400	332,900	(103,500)	(31)%
Combined class 8 trucks	43,200	82,200	(39,000)	(47)%	156,600	232,600	(76,000)	(33)%
Navistar Core retail deliveries	10,200	21,300	(11,100)	(52)%	34,700	59,900	(25,200)	(42)%
_________________________

(A)	The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Class 6-8 Trucks (U.S. and Canada)
Class 6 and 7 medium trucks	22.1%	22.9%	20.3%	25.9%	26.8%
Class 8 heavy trucks	10.6%	11.6%	6.1%	14.3%	13.8%
Class 8 severe service trucks	16.5%	14.6%	14.0%	19.7%	14.1%
Combined class 8 trucks	12.6%	12.5%	8.5%	15.7%	13.9%
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

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	2,300	1,900	400	21%	9,500	11,400	(1,900)	(17)%
Class 6 and 7 medium trucks	1,800	2,100	(300)	(14)%	7,800	21,100	(13,300)	(63)%
Class 8 heavy trucks	2,600	2,100	500	24%	6,000	21,600	(15,600)	(72)%
Class 8 severe service trucks	1,800	2,600	(800)	(31)%	5,400	9,400	(4,000)	(43)%
Total Core markets	8,500	8,700	(200)	(2)%	28,700	63,500	(34,800)	(55)%
Combined class 8 trucks	4,400	4,700	(300)	(6)%	11,400	31,000	(19,600)	(63)%

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

	As of July 31,
(in units)	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	3,500	3,900	(400)	(10)%
Class 6 and 7 medium trucks	4,400	11,800	(7,400)	(63)%
Class 8 heavy trucks	7,300	15,700	(8,400)	(54)%
Class 8 severe service trucks	3,400	8,400	(5,000)	(60)%
Total Core markets	18,600	39,800	(21,200)	(53)%
Combined class 8 trucks	10,700	24,100	(13,400)	(56)%
Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended July 31,				Nine Months Ended July 31,
(in units)	2020	2019	Change	% Change	2020	2019	Change	% Change
Core markets (U.S. and Canada)
School buses	3,100	3,900	(800)	(21)%	8,100	9,700	(1,600)	(16)%
Class 6 and 7 medium trucks	3,000	8,400	(5,400)	(64)%	12,300	23,400	(11,100)	(47)%
Class 8 heavy trucks	3,000	9,400	(6,400)	(68)%	9,100	25,800	(16,700)	(65)%
Class 8 severe service trucks	2,300	2,700	(400)	(15)%	7,700	8,100	(400)	(5)%
Total Core markets	11,400	24,400	(13,000)	(53)%	37,200	67,000	(29,800)	(44)%
Non "Core" defense	—	—	—	—%	—	100	(100)	(100)%
Other markets(A)	3,500	7,000	(3,500)	(50)%	11,100	14,200	(3,100)	(22)%
Total worldwide units	14,900	31,400	(16,500)	(53)%	48,300	81,300	(33,000)	(41)%
Combined class 8 trucks	5,300	12,100	(6,800)	(56)%	16,800	33,900	(17,100)	(50)%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 1,500 and 4,700 GM-branded units sold to GM during the three and nine months ended July 31, 2020, respectively, and 3,300 and 6,000 during the three and nine months ended July 31, 2019, respectively.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of
(in millions)	July 31, 2020	October 31, 2019
Consolidated cash and cash equivalents	$1,648	$1,370
Consolidated marketable securities	—	—
Consolidated cash, cash equivalents, and marketable securities	$1,648	$1,370

	As of
(in millions)	July 31, 2020	October 31, 2019
Manufacturing operations	$1,610	$1,328
Financial Services operations	38	42
Consolidated cash, cash equivalents, and marketable securities	$1,648	$1,370
Manufacturing and Financial Services cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities, if any, with our cash and cash equivalents when assessing our liquidity position as these investments are highly liquid in nature. Consolidated cash, cash equivalents, and marketable securities totaled $1.6 billion as of July 31, 2020 and $1.4 billion as of October 31, 2019.
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
In response to the significant extraordinary cash demands presented by the COVID-19 pandemic, we have implemented a series of temporary measures to preserve liquidity. These actions include the postponement of certain discretionary spending, taking advantage of the broad-based employer relief provided under the CARES Act, a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. In April 2020, we took additional actions to strengthen our financial flexibility through the issuance of $600 million of our 9.5% Senior Secured Notes. Taken together, these measures will result in conserving approximately $300 million in cash over the fiscal year ending October 31, 2020. Through the end of the third quarter, these actions have been successful in helping us preserve liquidity. Beginning September 1, 2020, we will no longer defer a portion of base salaries of certain employees and executives.
We have ability under certain debt arrangements to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. In July 2020, Navistar Financial Services Corporation ("NFSC") issued $300 million of two-year investor notes which are secured by assets of the wholesale notes owner trust. The proceeds are expected to be used, in part, to repay the $300 million of investor notes that mature in September 2020.

On August 4, 2020, subsequent to our balance sheet date, we completed a certain tax-exempt bond financing in which the Illinois Finance Authority (the “IFA”) issued and sold $225 million aggregate principal amount of Recovery Zone Facility Revenue Refunding Bonds (Navistar International Corporation Project) Series 2020 due October 15, 2040 (the “2020 Bonds"). The proceeds of the 2020 Bonds were loaned to the Company pursuant to a loan agreement dated as of July 1, 2020. The proceeds from the issuance of the 2020 Bonds will be used, together with certain other funds of the Company, for the purposes of refunding (1) the $135 million aggregate principal amount of IFA Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “IFA 2010 Bonds”) and (2) $90 million aggregate principal amount of The County of Cook, Illinois Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “Cook County Bonds”; together with the IFA 2010 Bonds, the “2010 Bonds”) for which a notice of redemption was issued on August 24, 2020. Beginning on August 1, 2030, the 2020 Bonds are subject to optional redemption at the direction of the Company, in whole or in part. In addition, if the Company is acquired by TRATON SE or one of its affiliates, the Company may, at its option, redeem all, but not less than all, of the 2020 Bonds. In each case, the Company will pay a redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The interest rate on the 2020 Bonds is 4.75% and the interest rate on the 2010 Bonds is 6.75%. The 2020 Bonds are senior unsecured general obligations with a subsidiary guaranty from Navistar, Inc.
In January 2020, our retail accounts funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.
In May 2020, the maturity date of our variable funding notes ("VFN") facility was extended to May 2021, and the maximum capacity remained at $350 million.
Our Manufacturing operations sold $4.9 billion of wholesale notes and accounts receivable to our Financial Services operations during the nine months ended July 31, 2020. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.3 billion as of July 31, 2020.
NFC paid a $30 million dividend to NI in December 2019, and total loans outstanding from our Financial Services operations to our Manufacturing operations were $407 million and $281 million as of July 31, 2020 and October 31, 2019, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both July 31, 2020 and October 31, 2019; financing from NFC that is secured by used truck inventory of $123 million and $25 million as of July 31, 2020 and October 31, 2019, respectively; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of July 31, 2020 and October 31, 2019, the outstanding balance under the Intercompany Revolving Loan agreement was $20 million and $16 million, respectively. There was $64 million and $40 million outstanding under a working capital loan from our Mexico financial operations to our Mexico manufacturing operations for orders received as of July 31, 2020 and October 31, 2019, respectively.
As of July 31, 2020, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $802 million, and there were borrowings of $30 million outstanding under NI's $125 million asset-based credit facility which is also used to secure certain outstanding letters of credit.
Cash Flow Overview

	Nine Months Ended July 31, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(302)	$434	$132
Net cash used in investing activities	(129)	(38)	(167)
Net cash provided by (used in) financing activities	721	(296)	425
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	—	(13)
Increase in cash, cash equivalents and restricted cash	277	100	377
Cash, cash equivalents and restricted cash at beginning of the period	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,655	$279	$1,934

	Nine Months Ended July 31, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$191	$(87)	$104
Net cash provided by (used in) investing activities	109	(118)	(9)
Net cash provided by (used in) financing activities	(447)	210	(237)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(5)	(7)
Decrease in cash, cash equivalents and restricted cash	(149)	—	(149)
Cash, cash equivalents and restricted cash at beginning of the period	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the period	$1,146	$150	$1,296
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $302 million in the nine months ended July 31, 2020 compared to cash provided by operating activities of $191 million in the nine months ended July 31, 2019. The net decrease in cash flow from operating activities in 2020 compared to 2019 was primarily attributable to decreases in accounts payable, postretirement benefit liabilities, other noncurrent liabilities, and other current liabilities, which includes an $85 million escrow payment related to the MaxxForce Advanced EGR engine class action settlement, partially offset by a lower increase in inventories, decreases in other current assets and intercompany receivables from our Financial Services operations, and a $30 million dividend received from our Financial Services operations.
Cash paid for interest, net of amounts capitalized, was $137 million and $165 million in the nine months ended July 31, 2020 and 2019, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $129 million in the nine months ended July 31, 2020, compared to cash provided by investing activities of $109 million in the nine months ended July 31, 2019. The decrease in cash flow from investing activities in 2020 compared to 2019 was primarily attributable to lower maturities of marketable securities, increases in capital expenditures and purchases of equipment leased to others, and lower proceeds from asset sales including the 2019 sales of a majority interest in Navistar Defense and our joint venture in China with JAC.
Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $721 million in the nine months ended July 31, 2020, compared to cash used in financing activities of $447 million in the nine months ended July 31, 2019. The net increase in cash provided by financing activities in 2020 compared to 2019 was primarily attributable to proceeds received from the issuance of the 9.5% Senior Secured Notes, borrowings under the asset-based credit facility, lower principal repayments of long-term debt and higher proceeds from loans made from Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $434 million compared to cash used in operations of $87 million in the nine months ended July 31, 2020 and 2019, respectively. The increase in cash provided by operating activities compared to 2019 was primarily due to an increase in net collections on finance receivables, partially offset by a decrease in net intercompany payables to our Manufacturing operations.

Cash paid for interest, net of amounts capitalized, was $46 million and $73 million for the nine months ended July 31, 2020 and 2019, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $38 million and $118 million in the nine months ended July 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to a decrease in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $296 million in the nine months ended July 31, 2020, compared to cash provided by financing activities of $210 million in the nine months ended July 31, 2019. The net increase in cash used was primarily due to the repayment of borrowings from the increase in net collections of finance receivables and the decrease in borrowing requirements related to the decrease in purchases of equipment leased to others, partially offset by the increase in borrowing requirements related to the decrease in net intercompany payables to our Manufacturing operations.
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
We believe these non-GAAP measures provide meaningful information about the performance of our business and therefore we use them to supplement our U.S. GAAP reporting. We believe that they improve the comparability of year-to-year results and are representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information for additional analysis of our operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide additional measures of performance.
EBITDA reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net income (loss) attributable to NIC	$(37)	$156	$(111)	$119
Plus:
Depreciation and amortization expense	47	47	146	144
Manufacturing interest expense(A)	55	49	144	160
Adjusted for:
Income tax expense	(8)	(29)	(10)	(9)
EBITDA	$73	$281	$189	$432
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Interest expense	$71	$76	$199	$243
Less: Financial services interest expense	16	27	55	83
Manufacturing interest expense	$55	$49	$144	$160

Adjusted EBITDA Reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
EBITDA (reconciled above)	$73	$281	$189	$432
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	9	5	26	7
Asset impairment charges(B)	12	3	25	6
Restructuring of manufacturing operations(C)	4	—	5	1
MaxxForce Advanced EGR engine lawsuits(D)	(1)	(31)	—	128
(Gain) loss on sales(E)	—	3	—	(56)
Debt refinancing charges(F)	—	6	—	6
Pension settlement(G)	7	—	7	142
Settlement gain(H)	—	(1)	(1)	(3)
Total adjustments	31	(15)	62	231
Adjusted EBITDA	$104	$266	$251	$663

Adjusted Net Income (Loss) attributable to NIC:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net income (loss) attributable to NIC	$(37)	$156	$(111)	$119
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	9	5	26	7
Asset impairment charges(B)	12	3	25	6
Restructuring of manufacturing operations(C)	4	—	5	1
MaxxForce Advanced EGR engine lawsuits(D)	(1)	(31)	—	128
(Gain) loss on sales(E)	—	3	—	(56)
Debt refinancing charges(F)	—	6	—	6
Pension settlement(G)	7	—	7	142
Settlement gain(H)	—	(1)	(1)	(3)
Total adjustments	31	(15)	62	231
Tax effect (I)	(2)	6	(2)	(41)
Adjusted net income (loss) attributable to NIC	$(8)	$147	$(51)	$309
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

(B)
In the third quarter and first nine months of 2020, we recorded $12 million and $13 million, respectively, of asset impairment charges related to certain assets under operating leases in our Truck segment. In the first nine months of 2020, we also recorded $12 million of asset impairment charges related to long lived assets in our Brazil asset group in our Global Operations segment. In the third quarter and first nine months of 2019 we recorded $3 million and $6 million, respectively, of asset impairment charges related to certain assets under operating leases in our Truck segment.

(C)
In the third quarter and first nine months of 2020, we recorded restructuring charges of $4 million and $5 million, respectively, due to restructuring activity throughout the organization. In the first nine months of 2019 we recorded a restructuring charge of $1 million in our Truck segment.

(D)
In the third quarter of 2020 and 2019, we recognized a net benefit of $1 million and $31 million, respectively, related to the MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck Segment. In the first nine months of 2019, we recognized a charge of $128 million related to the MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck Segment.

(E)
In the third quarter of 2019, we recognized a charge of $3 million in our Truck segment for adjustments to the purchase price of the sale of a majority interest in the Navistar Defense business. In the first nine months of 2019, we recognized a gain of $51 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(F)	In the third quarter and first nine months of 2019, we recorded a charge of $6 million for the write off of debt issuance costs and discounts associated with NFC Term Loan.

(G)
In the third quarter and first nine months of 2020, we recorded pension settlement accounting charges of $7 million in Other expense, net in Corporate. In the first nine months of 2019, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement accounting charges of $142 million in Other expense, net in Corporate.

(H)
In the first nine months of 2020, we recorded interest income of $1 million, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate. For the same claim, we recorded interest income in Other expense, net of $1 million and $3 million, for the third quarter and first nine months of 2019, respectively.

(I)	Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2019. We expect to contribute $5 million to our pension plans during the remainder of 2020. During the nine months ended July 31, 2020, under provisions of the CARES Act, our previously expected remaining 2020 pension contributions of $157 million are deferred until the first quarter of 2021.
For the nine months ended July 31, 2020, we contributed $30 million to our pension plans to meet regulatory funding requirements. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that we will be required to contribute to our pension plans in 2021 approximately $325 million, and in 2022 and 2023 approximately $185 million and $175 million per year, respectively, depending on asset performance and discount rates.
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

In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024. On January 6, 2020 the EPA submitted an Advanced Notice of Proposed Rulemaking for publication in the Federal Register. Within the advanced proposal the EPA is soliciting comments towards a potential rule which would take effect in the 2027 timeframe. The EPA is considering regulatory changes to address lower NOx emissions standards, updates to test procedures to capture real world emissions, updates to certification and in-use testing protocol, extended emissions warranty and regulatory useful life. On April 18, 2019, the California Air Resources Board ("CARB") released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. On June 23, 2020 CARB solicited comments on a proposal that lowers emissions in two stages in 2024 and 2027, culminating in a NOx standard of 0.02 g. In addition, CARB proposed increasing stringency on useful life periods, warranty requirements and certification testing requirements. Navistar, with the industry trade group and other companies, intends to comment on this proposal and to participate actively in this regulatory proceeding. We do not anticipate a rule becoming final until after the 2020 calendar year. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. It issued and approved a proposal that would require between 5 and 9 percent of the heavy duty vehicle fleet sold into California to be comprised of zero emission vehicles in 2024 with the percentage increasing thereafter. This rule is not yet final, but is anticipated that it will be issued as a final rule in 2020.
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
These standards will require significant investments of capital and will significantly increase costs of development, costs of materials, and warranty costs for engines and vehicles and will require us to incur administrative costs arising from implementation of the standards.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2019. During the nine months ended July 31, 2020, there were no significant changes in our application of our critical accounting policies.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2019. During the nine months ended July 31, 2020, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—Other Information

Item 1.	Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1.

Item 1A.	Risk Factors
During the nine months ended July 31, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2019, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit:	Description	Page
(3)	Bylaws
(3.1)	Third Amended and Restated By-Laws of Navistar Inc.
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
(104)	Cover Page Interactive Data File [(embedded within Inline XBRL documents and Included in Exhibit 101)]

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
September 9, 2020