Form 10-K
period 2020-10-31
NAVISTAR INTERNATIONAL CORP
filed 2020-12-17
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2020, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,120 million.

As of November 30, 2020, the number of shares outstanding of the registrant’s common stock was 99,596,669, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2021 annual meeting of stockholders scheduled to be held on March 2, 2021 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	6
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	131

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	132
Item 11.	Executive Compensation	132
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132
Item 13.	Certain Relationships and Related Transactions, and Director Independence	132
Item 14.	Principal Accounting Fees and Services	132

PART IV
Item 15.	Exhibits and Financial Statement Schedules	133
Item 16.	Summary	134
	Signatures	135

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

•
the implementation of, and expected benefits from, our strategic alliance with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group"), and the likelihood and consequences of the previously announced acquisition of the Company by TRATON SE or one of its affiliates;

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

•	our expectations relating to debt refinancing activities;

•	our expectations relating to the potential effects of anticipated divestitures and closures of businesses;

•	our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;

•	our expectations relating to our ability to service our long-term debt;

•	our expectations relating to our wholesale and retail finance receivables and revenues;

•	liabilities resulting from environmental, health and safety laws and regulations;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	our expectations relating to interest expense;

•	our expectations relating to impairment of goodwill, other intangible assets and property, plant and equipment;

•	our expectations relating to the resolution of, and costs relating to litigation, arbitration and similar matters;

•	estimates relating to pension plan contributions and unfunded pension and postretirement benefits;

•	our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs;

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations; and

•	our expectations relating to the anticipated impact that the novel strain of the coronavirus ("COVID-19") pandemic has on our business, financial condition, results of operations and cash flows.

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
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating entities are Navistar, Inc. ("NI") and Navistar Financial Corporation ("NFC"). On November 7, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with TRATON SE, a Societas Europaea ("TRATON SE"), with the Company continuing as a wholly owned indirect subsidiary of TRATON SE, following completion of the merger (the "Merger"). Additional information regarding the Merger and Merger Agreement can be found in Note 22, Subsequent Events, to the accompanying consolidated financial statements. The full text of the Merger Agreement is attached as Exhibit 2.3 to this Annual Report on Form 10-K. References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2020, 2019, and 2018 contained within this Annual Report on Form 10-K relate to the applicable fiscal year unless otherwise indicated.
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
Our Strategy
Our Business
Our Core business is the truck and parts markets for the U.S. and Canada, where we participate primarily in the Class 6 through 8 vehicle markets. With more than a million of our trucks on the road in the U.S. and Canada, one in five Class 6 through 8 vehicles is an International® truck. Nearly half of all school buses on the road today are our IC brand. We have one of the largest commercial vehicle parts distribution networks in the U.S. and a captive finance company. Further, we have the industry's largest service network of approximately 1,000 dealer and Love’s Travel Stop service partner locations in North America. Outside of our Core markets, International® is one of the leading truck brands in Mexico and much of Latin America, and in 2019, we began building products for the Class 4/5 Market, including our International® CVTM product. Our wholly-owned subsidiary International Industria Automotiva da America do Sul Ltda. (“IIAA”), formerly MWM International Industria de Motores da America Do Sul Ltda, is one of the largest diesel engine manufacturers in South America and whose products serve the commercial vehicle, agricultural, industrial, power generation and marine segments. We also export trucks, buses, and engines to niche markets around the world.
We continue to take actions that we believe will improve our performance and evaluate additional opportunities to enhance value for our customers. The following is a summary of our 2020 accomplishments and our expectations going forward.

Our 2020 Accomplishments
2020 has been an unprecedented year for the world, our customers and our Company. The COVID-19 pandemic has resulted in a multitude of business challenges that Navistar has effectively navigated as an “essential business.” Through the dedication of our employees, communities, dealer network, customers and drivers who use our products, Navistar aided in ensuring the reliable and continued movement of essential goods throughout North America. Navistar 4.0, our enterprise-wide strategy with our customers at its core, is supported by strategic initiatives that guide decision-making and investments. This strategy has guided us in the most challenging of circumstances and reinforces our confidence that we are on the right track to grow our business.

In 2020, we made several notable advancements on our Navistar 4.0 strategy:

1.
People: Our focus on creating a high-performance organization and culture proved to be one of Navistar 4.0’s strongest pillars this past year in dealing with the COVID-19 pandemic. Our efforts resulted in our organization being able to rapidly adapt to continually changing circumstances in our business, our communities and our employees' own lives. The most notable achievements and changes we were able to implement were:

•
We immediately adapted our agile and collaborative visual management-based teaming practices to online tools and practices that were quickly scaled across the organization. Once stay at home orders started, we were able to quickly train and ramp up our organization to operate remotely with minimal disruption to most operations.

•	Significant senior leadership changes were made that strengthen Navistar’s focus on those critical areas that will help us achieve our objectives and guide us into the future:

▪
Persio V. Lisboa became President and Chief Executive Officer. He is a strong leader with a proven record of driving results. Troy Clarke became Executive Chairman and Chairman of the Board, dedicated to ensuring a smooth leadership transition and to continue to manage discussions with Navistar's strategic partner, TRATON.

▪	We integrated sales, marketing and aftersales under one leader to further improve the complete commercial process for customers and dealers.

▪
To further drive operating efficiencies, Navistar global operations, including Brazil, Mexico and the Global Export business, have been combined under the same leadership with our current integrated operations of procurement, product development, manufacturing and supply chain.

•
Navistar and our employees are also proud of being leaders in our communities in this year of the COVID-19 pandemic, and social unrest. As a company that thrives with diversity, inclusion and social engagement, Navistar leaders, dealers and employees stepped up and demonstrated our values. Some notable examples of this are:

▪	International dealers served nearly 10,000 meals to truckers all over the US and Canada.

▪
International Truck, Triumph Business Capital and Triumph Pay donated more than 6,500 face masks and 6,000 bottles of hand sanitizer to drivers who came in for service at select International Truck dealerships.

▪	Our South American engine subsidiary MWM Motores provided two mobile generators to power a soccer arena in Sao Paulo that had been converted into a temporary hospital with 200 beds.

▪
We established the “International Cares” and “IC Bus Cares” programs to provide innovative financing solutions for our customers and to offer free access to services like our fleet management tools International 360 and IC Bus 360.

▪
We established a platform for our employees to share concerns, thoughts and ideas on dealing with a multitude of topics going on in our world through a series of online sessions entitled “Shifting Gears.” These sessions connected employees of all backgrounds and experiences across Navistar helping them deal with ongoing events.

▪	Navistar also moved quickly at the onset of the COVID-19 pandemic to ensure a safe environment for our employees by aggressively implementing safety protocols at all our facilities.

Our people are our greatest asset, and Navistar will continue to work to keep our employees safe, healthy and productive to become the employer of choice in the industry.

2.
Performance: Continued to create sustainable long-term performance advantage within our products and services by investing in those areas with the greatest impact on revenue growth and performance. During 2020, we balanced the need to preserve financial flexibility with the ability to meet our long-term financial goals under Navistar 4.0. Our notable achievements in 2020 include:

•	Took deliberate and concerted actions to preserve liquidity and performance during the COVID-19 pandemic. Those actions included:

▪	Enhanced liquidity through completion of a $600 million senior secured notes offering.

▪	Maintained production as an “essential business” by working closely with our supply chain.

▪	Maintained service at parts distribution centers ("PDCs"), used truck centers and dealers, in part by leveraging e-commerce and data analytics.

▪	Implemented IT solutions to maintain critical operations and projects to increase flexibility to work from home.

▪	Reduced cash outflows by retiming non-critical capital improvement and IT projects, and targeted deferrals and other permanent cost reduction actions.

•	Moved forward with key capital infrastructure projects, including:

▪
Broke ground on the new San Antonio, TX plant, a $250M investment that will incorporate the latest manufacturing principles - digital factory, connected machinery, robust lean manufacturing processes and cloud analytics - to enable predictive quality and maintenance, and allow data-driven decisions to be made real time on the shop floor.

▪	Broke ground on a $125M Huntsville, AL plant expansion that will support the production of next-generation big-bore powertrains developed with the TRATON Group.

•	Signed a new 20-year agreement with the city of Tulsa, OK for our bus plant that will keep the IC Bus school bus manufacturing facility at the Tulsa International Airport.

•
Successfully extended our relationship with Cummins Inc. ("Cummins") to supply Cummins engines through the next two greenhouse gas emissions cycles for medium duty ("MD") and heavy duty ("HD") big-bore engines.

•
Piloted new dealer sales processes, capturing new customers and launching new training modules, as well as continued to expand our portfolio of Fleetrite® products and the number of our dedicated retail service parts locations.

•
Launched the International® HX® Series, the next generation of severe service trucks in late 2020, with increased component commonality that further aligns our full product line with our Project Compass initiative.

3.
#1 Choice: Significant progress has been made in identifying and focusing on key markets where we believe we have a differentiated value proposition, defining how we will operate in each of these markets, and how to prove to our customers that we are their #1 choice. Our strategy to communicate our clear value proposition has now expanded to include electric vehicles and self-driving technology, laying the foundation for the transportation infrastructure of the future. Notable achievements in 2020 include:

•	Further solidified our on-going relationship with one of the nation’s largest fleet carriers by delivering our 5,000th LT series truck in 3 ½ years.

•	Announcement of our first order for 18 Electric CE school buses for the province of British Columbia in Canada. We expect to begin delivery of the units in 2021.

•	Formed a partnership with TuSimple, Inc. ("TuSimple"), a global self-driving technology company to co-develop SAE Level 4 self-driving trucks.

•	Formed partnerships with 7 leading telematics service providers ("TSP") that we believe covers at least 70% of the TSP market.

•
Through our NEXT e-Mobility solutions business unit, we signed a master services agreement with In-Charge Energy to provide charging infrastructure and consulting services to Navistar and our electric vehicle customers.

•
Became a member of CharIN E.V. which is a global association that focuses on electric vehicle adoption, to further establish Navistar as a participant in the electric future of the commercial truck industry.

•	Launched the industry’s first holistic suite of products designed to minimize Total Cost of Ownership ("TCO") - Intelligent Fleet Care in OnCommand Connection.

We believe that these actions, coupled with our strategic alliance, and the proposed business combination, with TRATON SE and our winning culture anchored by our high performing cross-functional teams, will continue to drive our success.

Our Expectations Going Forward

We are accelerating our Navistar 4.0 focus to achieve sustainable success and build confidence among all stakeholders. To drive the pace of our progress forward, we established seven critical strategic initiatives that evolved out of our People, Performance and #1 Choice strategic pillars to guide decision-making and investments. We will continue our intense focus on costs to fund our growth initiatives and increase profitability while preserving a foundation for future success. Going forward, our expectations include:

•	Growth Initiatives

•	Commercial Transformation is collaborating with our International dealer network to sustainably grow truck sales.

•	Uptime/ Total Cost of Ownership ("TCO") / Connected is supporting our customers on the road better than our competitors, through technology and responsiveness.

•	Profitability Initiatives

•	Project Compass is reducing unnecessary complexity while meeting customer needs.

•
Emerging Technologies is deploying lifecycle innovative solutions leveraging internal competencies and strategic partnerships to address new profit opportunities. This initiative is focused on electric, fuel cell, and autonomous solutions.

•	Manufacturing 4.0 is combining our manufacturing and procurement expertise, along with innovative technologies, to improve quality and minimize conversion cost.

•	Foundational Initiatives

•	People 4.0 is creating a culture of trust, empowerment and accountability to build the best teams.

•	Innovation is embedding into our identity the fun, curiosity and energy of problem-solving and breakthrough thinking.

Navistar 4.0 is built upon the right vision and the right strategy. We define success as an unparalleled customer experience, mutually beneficial relationships with employees, dealers, partners, customers and suppliers, and improved financial returns for our investors.
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
The Truck segment's manufacturing operations also include the production of diesel engines, which are primarily used in our trucks. The operations at our engine manufacturing facility consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey-iron components. We market and distribute our commercial products through our dealers and directly to large fleets both domestically and internationally. Additionally, through our dealer network of 1,052 outlets in the U.S. and Canada, which includes 342 of Love’s Travel Stops locations, 89 outlets in Mexico, and our export truck operations, primarily in Latin America, we provide a comprehensive range of services and other support functions. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.

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
Refer to Note 16, Segment Reporting, to the accompanying consolidated financial statements, for Truck sales to external customers.
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
To be competitive, the Parts Segment must focus on customer service, price, ease-of-doing-business, and parts availability. We sell a substantial amount of all-make parts for light-, medium- and heavy-duty trucks ("All-Make parts"), which are common across OEM truck manufacturers. We sell remanufactured parts through our ReNEWed product line and private label products through our Fleetrite brand name. The dealers and fleets have multiple outlets to purchase All-Make parts including other OEMs (including but not limited to Freightliner, PACCAR, Mack and Volvo), independent distributors, and traditional retail outlets, including Fleetpride, TruckPro, and National Auto Parts Association ("Napa"). We sell a wide-range of proprietary parts and we are subject to varying degrees of competition for many of our proprietary parts from alternative parts-providers and independent remanufacturers.
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
Refer to Note 16, Segment Reporting, to the accompanying consolidated financial statements, for Parts sales to external customers.

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
Financial Services Segment
Our Financial Services segment provides and manages wholesale, retail, and lease financing of products sold by the Truck and Parts segments and their dealers. We also finance wholesale and retail accounts receivable. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S., Canadian and Mexican markets by providing or arranging cost-effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. NFC provides wholesale financing for 100% of new Truck inventory sold to our dealers and distributors in the U.S. through the customary free interest period offered by NI. At October 31, 2020 and 2019, NFC retained floor plan financing for approximately 71% and 72% of the dealers, respectively, after the expiration of any free interest period. The Financial Services segment also facilitates financing relationships in other countries to support our Manufacturing Operations.
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
Engineering and Product Development
Our engineering and product development programs are focused on the development of new products, enhancements of current products, quality improvements and continuous material cost reductions across our product lines, complying with future regulatory requirements, and investigating future technologies for our product lines. We have shifted our investment focus to developing driver-centric designs with world class uptime and fuel economy that incorporates industry leading connected technologies utilizing Navistar’s OnCommand Connection ("OCC") open architecture telematics solution. In 2019, we completed the launch of the Horizon suite of vehicles for the Global markets and also launched the International CV Series in conjunction with General Motors Company ("GM") for the Class 4/5 market.
In 2020, Navistar’s product development programs were focused on developing advances in aerodynamics, powertrain and software systems that are increasing fuel efficiency in the International LT and RH Series on-highway vehicles. In addition, we will be developing further enhancements for our products in our Advanced Driver Assistance Systems (“ADAS”) offerings, more fuel-efficient features, and engines to comply with the 2021 greenhouse gas (“GHG”) emissions requirements. Navistar will continue to invest in ADAS, connected technologies and electric vehicles, working with strategic suppliers and partners. We believe that the alliance with TRATON Group will further expand our capabilities in these areas.

We participate in very competitive markets with stringent regulatory requirements and rapid technology adoptions, and we continue to believe that our strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development costs were $321 million in 2020, compared to $319 million in 2019 and $297 million in 2018. We expect that GHG phase 2 regulations announced in 2016 will drive significant investments in product development by us and our competitors. We believe these investments will likely continue through 2027.
Employees and Human Capital
Part of Navistar’s values focus on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. While fluctuations may occur within our workforce from year to year, we carefully manage our attrition, approving the replacement of key positions that we believe are critical to sustaining improved business performance. We also analyze departure data so we can continually improve upon the employee experience. Our employee turnover for US, salaried non-represented employees in 2020 was 11.9%. Our talent management and succession plan process at Navistar includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development. In addition to compliance-related training which is completed by all employees annually, we offer a variety of leadership training modules. Safety is also a key priority for Navistar. Employees participate in numerous training sessions focused on this topic and metrics are reviewed regularly. Targets for a reduction in recordable Incident Frequency Rates (“IFR”) and Lost Time Case Rates (“LTCR”) are set annually. For 2020, we collectively met our targets. We achieved an overall IFR of 0.92, meaning that for every 100 employees, 0.92 employees incurred an injury that resulted in recordable medical treatment. The LTCR was 0.26, meaning that for every 100 employees, 0.26 individuals experienced an incident that resulted in days away from work.
Navistar aligns its base and variable pay with the external market, to ensure external competitiveness while maintaining internal value or equity within the organization. Our short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals and shareholder value creation. The mix among base compensation, short-term incentives and long-term incentives is designed to align with the competitive market. Navistar provides a variety of benefits including but not limited to "Doctor On Demand™" (telemedicine), tuition reimbursement for continuing education, adoption assistance, vacation buy program, and parental leave.
Our Diversity and Inclusion vision at Navistar is to empower an inclusive, engaged and unique culture that drives a sense of belonging, and respects and celebrates our differences.
The following table summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), and other unions, for the periods as indicated:

	As of October 31,
	2020	2019	2018
Employees worldwide:
Total active employees	11,000	12,300	13,100
Total inactive employees	1,100	1,000	900
Total employees worldwide	12,100	13,300	14,000
Total active union employees:
Total UAW	2,600	3,000	3,300
Total other unions	3,900	4,500	5,100
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
Our costs for trucks and parts sold consist primarily of material costs which are influenced by commodities prices such as steel, precious metals, resins, and petroleum products. We continue to look for opportunities to mitigate the effects of market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often-volatile global marketplace. Generally, the impact of commodity cost fluctuations in the global market will be reflected in our financial results on a delayed basis, depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. For a discussion of the impact of Environmental Regulations on our business, refer to Impact of Environmental Regulation in Item7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
The tariffs imposed upon key raw materials and our products increases the amount of capital expenditures for such materials and products and the overall costs of doing business. Moreover, tariffs present uncertainty about future barriers to global trade which may require significant adjustments to our supply chain management to control the costs of operation. Such changes may result in higher costs for our products to our customers which may affect our competitive position.
Government regulation of truck and engine manufacturers' products included on-highway emissions standards which require reducing allowable particulate matter and oxides of nitrogen ("NOx").
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
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. We are complying with EPA and NHTSA GHG emissions rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with a second phase of federal GHG emission and fuel economy regulations. This rule contains significantly more stringent emissions levels for engines and vehicles and, while these costs are difficult to estimate, they will require substantial investments of capital. The GHG emission standards in the rule will take effect for vehicles and engines manufactured in calendar year 2021 and be implemented in three stages culminating in model year 2027. We continue to assess the impact of the rule on us and our stakeholders as we develop our product planning for that period.
Canada's version of fuel economy and GHG emission regulations are substantially aligned with U.S. fuel economy and GHG emission regulations. Canada has finalized heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors.

California's GHG emission rules for heavy duty vehicles are equivalent to EPA phase 1 rules. California is in the process of adopting its phase 2 equivalent rules and also has an optional lower emission standard for NOx. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards for engines manufactured in 2024 and 2027. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. In November 2018, the EPA announced the “Cleaner Trucks Initiative” which will begin the regulatory process for a reduced NOx emissions regulation while also streamlining compliance and certification requirements. In addition to lower NOx, the EPA and California may consider other actions, including extending warranty periods, mandating sales of zero emission trucks, and requiring certification of zero emission heavy duty vehicles. We continue to monitor and intend to participate in this rulemaking. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other global jurisdictions in the future. These standards will require significant investments of capital, will significantly increase costs of development for engines and vehicles, and will require us to incur administrative costs arising from implementation of the standards.
The EPA's rule in October 2015 for the National Ambient Air Quality Standard for ozone of 70 parts per billion could lead to future lower emission standards for substances that contribute to ozone, including NOx from vehicles, at the federal and state levels. We may require additional capital expenditures to comply with such lower emission standards.
Our facilities may be subject to regulation related to environmental matters, including climate change, and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of those impacts or the capital expenditures that we will incur as a result of such impacts and regulations.
Information About Our Executive Officers
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2020.

Name	Age	Position with the Company

Persio V. Lisboa	55	President and Chief Executive Officer
Troy A. Clarke	65	Executive Chairman and Chairman of the Board
Walter G. Borst	58	Executive Vice President and Chief Financial Officer
William V. McMenamin	61	President, Financial Services and Treasurer
Samara A. Strycker	48	Senior Vice President and Corporate Controller
Curt A. Kramer	52	Senior Vice President and General Counsel
Richard E. Bond	67	Associate General Counsel and Corporate Secretary

Persio V. Lisboa has served as our President and Chief Executive Officer since June 2020. Prior to holding this position, Mr. Lisboa served as Executive Vice President and Chief Operating Officer of NIC since March 2017, as President, Operations of NI from November 2014 to March 2017, as Senior Vice President, Chief Procurement Officer of NI from December 2012 to November 2014, as Vice President, Purchasing and Logistics and Chief Procurement Officer of NI from October 2011 to November 2012 and as Vice President, Purchasing and Logistics of NI from August 2008 to October 2011. Prior to these positions, Mr. Lisboa held various management positions within the Company’s North American and South American operations.
Troy A. Clarke has served as our Executive Chairman and Chairman of the Board since June 2020. Prior to holding this position, Mr. Clarke served as President and Chief Executive Officer and as a member of our Board of Directors since April 2013 and has served as Chairman of our Board of Directors since February 2017. Mr. Clarke served as our President and Chief Operating Officer from August 2012 to April 2013. Prior to holding these positions, Mr. Clarke served at NI as President of the Truck and Engine Group from June 2012 to August 2012, as President of Asia-Pacific Operations of NI from 2011 to 2012, and as Senior Vice President of Strategic Initiatives of NI from 2010 to 2011. Prior to joining NI, Mr. Clarke held various positions at GM, including President of GM North America from 2006 to 2009 and President of GM Asia Pacific from 2003 to 2006.
Walter G. Borst has served as our Executive Vice President and Chief Financial Officer since June 2013. Prior to joining NI, in 2013, Mr. Borst served as Chairman, President and CEO of GM Asset Management and Vice President of GM since 2010. Prior to that, Mr. Borst served as Vice President and Treasurer of GM from 2009 to 2010 and as Treasurer of GM from 2003 to 2009.
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
COVID-19 Pandemic
Our business, financial condition, results of operations and cash flows have been and will in the future continue to be adversely affected by the COVID-19 pandemic.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of the COVID-19 pandemic. The ongoing outbreak and resurgence of COVID-19 resulted in actions taken by international, federal, state and local public health and government authorities to contain and combat the spread of COVID-19, including travel bans, quarantines, “stay-at-home” orders, restrictions on business activities and similar requirements for individuals to restrict daily activities. These measures resulted in work stoppages at certain suppliers that are part of our supply chain, have impaired, and may continue to impair, our ability to deliver products to our customers on a timely basis. Due to supplier disruptions, we temporarily suspended operations at some facilities, including our truck and bus assembly plants in the U.S. and Mexico, as well as our engine assembly plants in the U.S. and Brazil, for various periods of time throughout the end of the second quarter. While we are considered an essential business by many state and other governments and plan to continue manufacturing operations to the extent possible, all of our scheduled production dates are subject to change based on market conditions. In the near term, it is extremely difficult or impossible to predict whether we will be forced to suspend operations again at certain plants and the duration of any such suspensions or if additional facilities will experience similar closures.
The extent of the impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, including the duration and scope of the COVID-19 pandemic globally, the impact on our customers and suppliers, how quickly normal economic conditions, operations and demand for our products can resume and whether any of our key markets will experience recessionary conditions resulting from the COVID-19 pandemic. We cannot predict with any certainty if or when any further disruptions will occur due to the rapidly changing environment as the COVID-19 pandemic continues to evolve. We believe that our future financial results will be impacted, but at this time, the magnitude of such impacts is uncertain. The temporary closure of certain plants, as well as other business disruptions resulting from the COVID-19 pandemic, including potential layoffs, furloughs of employees or deferral of employee compensation, may impact our ability to deliver our products to our customers on schedule. On April 13, 2020, we announced a series of cost reduction initiatives that conserved approximately $300 million in cash over the balance of our fiscal year ending October 31, 2020. Any additional cost savings initiatives or other cash actions we undertake in response to the COVID-19 pandemic, may not achieve their intended results, and may result in other adverse consequences to our business, and such impacts may be material. We currently expect that the COVID-19 pandemic will continue to negatively impact our cash flow and liquidity profile. Whether we will continue to have sufficient liquidity to meet our operating requirements, capital expenditures, investments and financial obligations on both a short-term and long-term basis is subject to a number of risks and uncertainties, including that we do not experience an extended shutdown of the majority of our manufacturing plants as a result of the COVID-19 pandemic or otherwise. For example, if we cannot service all of our obligations under our existing debt, we will have to take actions, such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional debt or equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on our financial condition at such time and the condition of the capital markets, which have and may continue to be adversely affected by the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business and operations as a result of any economic recession or depression that has occurred or that may occur in the future.

Additionally, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The extent of a global recession caused by the COVID-19 pandemic could have an adverse impact on our financial condition and results of operations. In past recessions, demand for trucks and buses has been negatively impacted which has resulted in lower chargeouts, adverse pricing, lower parts sales and lower used truck residual values. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 is likely to have a negative impact on demand for our products, and these impacts could exist for an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk factors” section and could materially adversely affect our business, financial condition, results of operations and/or stock price.
Merger Agreement with TRATON SE'S and Other Strategic Alliances
There are risks and uncertainties related to TRATON SE's pending acquisition of the Company. Failure to complete the merger could have a material adverse effect on the Company.
On January 30, 2020, we received an unsolicited proposal from TRATON SE, a Societas Europaea ("TRATON SE" or "Parent"), a subsidiary of Volkswagen AG, regarding a potential transaction to acquire all the outstanding shares of Navistar that TRATON SE did not already own (the “Remaining Shares”) for $35.00 per share in cash. On September 10, 2020, we received a revised proposal from TRATON SE to acquire the Remaining Shares for $43.00 per share in cash. On October 16, 2020, our Board of Directors confirmed that it would be prepared to move forward with a transaction in which TRATON SE would acquire the Remaining Shares for $44.50 per share in cash. On November 7, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with TRATON SE and Dusk Inc., a Delaware corporation and wholly owned indirect subsidiary of TRATON SE (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger as a wholly owned indirect subsidiary of Parent (the “Surviving Corporation”). The failure to satisfy all of the required conditions under the Merger Agreement could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived, that the Merger will be completed, or, if consummated, that the expected benefits of the Merger will be realized.
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, and many of these fees and costs will be payable by us regardless of whether the Merger is consummated. Delays in the completion of the Merger, including any delays caused by the COVID-19 pandemic, could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger, and could materially and adversely impact the ongoing business, financial condition, results of operations and stock price of the Company prior to the Merger and the Surviving Corporation following completion of the Merger. For instance, if the Merger is not completed, the Merger Agreement provides for certain other customary termination rights for the Company and TRATON SE, including a termination fee in the amount of $125,000,000 (the “Termination Fee”) that will be payable by the Company to TRATON SE in connection with the termination of the Merger Agreement under certain specified circumstances. Moreover, in the event that the stockholders of the Company do not approve the Merger at the Company’s stockholder meeting, the Company must also reimburse TRATON SE and its affiliates for 100% of their documented out-of-pocket fees and expenses in an amount up to $25,000,000 actually incurred in connection with the Merger Agreement. If the Company is required to pay the Termination Fee and to reimburse TRATON SE for its expenses, the Termination Fee will be reduced by the amount paid as reimbursement for out-of-pocket fees and expenses of TRATON SE, such that the Company will not be required to pay an amount in excess of $125,000,000.
Additional information regarding the Merger and Merger Agreement can be found in Note 22, Subsequent Events, to the accompanying consolidated financial statements. The full text of the Merger Agreement is attached as Exhibit 2.3 to this Annual Report on Form 10-K.
We may not achieve all of the expected benefits from our strategic alliances and other corporate transactions, including the Merger with TRATON SE.
We cannot provide any assurances that our strategic alliances and other corporate transactions, including the Merger with TRATON SE, will generate all of the expected benefits, including the cost savings and strategic advantages that are anticipated from the strategic alliance with TRATON Group. In addition, we cannot assure you that disputes will not arise with our strategic alliance and other corporate transaction partners and that such disputes will not lead to litigation or otherwise have an adverse effect on the strategic alliances or our relationships with such partners. Failure to successfully manage and integrate these strategic alliances could adversely impact our financial condition, results of operations and cash flows. We continue to evaluate opportunities to further restructure our business in an effort to optimize our cost structure, which could include, among other actions, additional rationalization of our strategic alliances.

Growth and Profitability
We operate in the highly competitive North American truck and parts markets, which are subject to considerable cyclicality, and to remain competitive, we must maintain profitability throughout the entire cycle.
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
In addition, we expect that due to the COVID-19 pandemic, the demand for school buses may be impacted in the near-term as a result of actual or potential school closures. As schools reopen, it is uncertain whether school districts will have sufficient funding to purchase school buses due to funds having been diverted or depleted due to COVID-19 requirements or necessities. Furthermore, we expect that due to fewer school buses being operated, the demand for our bus parts will be adversely impacted.
We expect that the COVID-19 pandemic will continue to adversely impact demand for our products and sales, and our financial results, including our profitability. At this time, the full magnitude of those impacts is uncertain.
Liquidity, Indebtedness and Debt Ratings
Our business has significant liquidity requirements, and while recent operating results and financing activities have improved our liquidity position, the Company’s overall credit profile and the cyclicality of the industry could have an adverse impact on our liquidity position.
Significant assumptions underlie our beliefs with respect to our liquidity position, including, among other things, assumptions relating to North American truck volumes, the continuing availability of trade credit from certain key suppliers, the ability to gain and retain market share and grow revenue and margins, the absence of material adverse developments in our competitive market position, access to the capital markets and our capital requirements and the impact of the COVID-19 pandemic. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs over the longer term. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.
We currently expect that the COVID-19 pandemic will continue to negatively impact our cash flow and liquidity profile. Our belief that we will continue to have sufficient liquidity to meet our operating requirements, capital expenditures, investments and financial obligations on both a short-term and long-term basis is subject to a number of risks and uncertainties, including that we do not experience an extended shutdown of the majority of our manufacturing plants as a result of the COVID-19 pandemic or otherwise. Should it become necessary, we may need to take actions, such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional debt or equity capital, in order to service our existing debt or other obligations. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on our financial condition at such time and the condition of the capital markets, which have and may continue to be adversely affected by the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
Our substantial indebtedness could adversely affect our financial condition, cash flow, and operating flexibility.
Our significant amount of outstanding indebtedness and the covenants contained in our debt agreements could have important consequences for our operations. The terms of certain of our agreements limit our ability to obtain additional debt financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements; however, due to recent refinancing transactions and debt agreement amendments, we have additional incremental debt financing capacity as compared to the restrictions contained in our previous debt agreements. Other consequences for our operations could include:

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
Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause cross-defaults under our other debt obligations. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt. Further, under an event of default, under our senior secured term loan credit facility in an aggregate principal amount of $1.6 billion, which was refinanced in November 2017 (the "Term Loan Credit Agreement"), our amended and restated asset-based credit agreement in an aggregate principal amount of $125 million (the "Amended and Restated Asset-Based Credit Facility") and the $600 million 9.5% Senior Secured Notes due 2025 (the "Senior Secured Notes"), the lenders for the Term Loan Credit Agreement and the Amended and Restated Asset-Based Credit Facility or the collateral agent for the Senior Secured Notes would have the right to foreclose on certain of our assets, which could have a material adverse effect on us.
Upon the occurrence of a "change of control" as specified in each of the Company's principal debt agreements, we are required to offer to repurchase or repay such indebtedness. Under these agreements, a "change of control" is generally defined to include, among other things: (a) the acquisition by a person or group of at least 35 percent of our common stock, (b) a merger or consolidation in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors. Under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, a change in control would result in an immediate event of default, which would allow our lenders to accelerate the debt owed to them. Under the indentures or loan agreements for our debt securities, we may be required to offer to purchase the outstanding notes under such indentures at a premium upon a change in control. In any such event, we may not have sufficient funds available to repay amounts outstanding under these agreements, which may also cause cross-defaults under our other debt obligations. Further, under our Amended and Restated Asset-Based Credit Facility and our Term Loan Credit Agreement, the lenders could have the right to foreclose on certain of our assets, which could have a material adverse effect on our financial position and results of operations. However, each of the Company's principal debt agreements and the indentures or loan agreements for our debt securities are currently structured so that an acquisition by TRATON SE does not constitute a "change of control" so long as certain conditions are met.

Our indebtedness under our Term Loan Credit Agreement, Amended and Restated Asset-Based Credit Facility, NFC bank credit facility, Term Asset Backed Securitization, Variable Funding Notes ("VFN") and Truck Retail Accounts Corporation ("TRAC") credit facilities bears interest at variable interest rates that use the London Inter-Bank Offered Rate ("LIBOR") as a benchmark rate. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the "FCA Announcement"). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2023, excluding 1-week and 2-month tenors which will no longer be available after December 31, 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. As a result, this change may adversely impact the interest rate paid on some of our loans, credit facilities, other financial instruments and interest rate swaps, our interest expense may increase and our available cash flow and/or financial condition may be adversely affected.
Past and potential downgrades in our debt ratings may adversely affect our liquidity, competitive position and access to capital markets.
The major debt-rating agencies routinely evaluate and rate our debt according to a number of factors, among which are our perceived financial strength and our ability to gain market share. In April 2020, Fitch downgraded our corporate rating by one level and certain of the ratings of our other debt securities by one to two levels. Additionally, S&P and Moody’s changed their rating outlook in February 2020 from Stable to Positive after the initial TRATON SE non-binding proposal to purchase the Company in January 2020. In response to the COVID-19 pandemic, all three rating agencies revised their outlook to Negative in April 2020. In October 2020, following the subsequent increase in the TRATON SE offer, S&P revised our outlook to CreditWatch Positive and Moody’s revised our outlook to Stable. The rating agencies have noted concerns with respect to our high levels of debt but expect continued improvement in our credit metrics and cash flow generation. However, any material deterioration in our market share, warranty expense, earnings or cash flow generation could lead to a downgrade by the rating agencies in our credit ratings. Any downgrade in our credit ratings and any resulting negative publicity could adversely affect our continued access to trade credit on customary terms as well as our ability to access capital in the future under acceptable terms and conditions.
Financial Condition, Results of Operations and Cash Flow
We have significant underfunded postretirement obligations.
On a U.S. generally accepted accounting principles ("GAAP") basis, the underfunded portion of our projected benefit obligation was $1.4 billion and $1.3 billion for pension benefits at October 31, 2020 and 2019, respectively, and $347 million and $804 million for postretirement healthcare benefits at October 31, 2020 and 2019, respectively. In calculating these amounts, we have assumed certain mortality rates, interest rates and growth rates of retiree medical costs. The fair value of invested assets held in our postretirement benefit plans are measured at October 31 each year and are used to compute funded status. Future mortality assumption changes and growth rates of retiree medical costs actually experienced by the postretirement benefit plans, as well as reductions in interest rates, government or pharmaceutical company reimbursements, gainshare amounts from insurance companies and the investment performance of the assets, could have an adverse impact on our underfunded postretirement obligations, financial condition, results of operations and cash flows.
The continued restructuring and rationalization of our business could also accelerate our pension funding obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. Even though our funding requirements over the next two years would have been higher without the pension funding relief legislation, Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act ("MAP-21 Act"), the Highway and Transportation Funding Act of 2014 ("HATFA") and the Bi-Partisan Budget Act of 2015, as well as possible future legislative or governmental agency relief the requirements set forth in ERISA and the Internal Revenue Code of 1986, as amended (the "IRC"), as applicable to our U.S. pension plans (including timing requirements) mandated by the Pension Protection Act of 2006 (the "PPA") to fully fund our U.S. pension plans, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
We continue to evaluate our portfolio of assets in order to validate their strategic and financial fit. To focus on our North American Core business, we have evaluated product lines, businesses, and engineering programs that fall outside of our Core business. We assessed the strategic fit to our North American Core business and identified areas that were under-performing and/or non-strategic. For those under-performing and non-strategic areas remaining, we continually evaluate whether to fix, divest, or close those areas. In addition, we are evaluating opportunities to restructure our business and rationalize our Manufacturing operations to optimize our cost structure. These actions could result in restructuring and related charges including, but not limited to, asset impairments, accelerated depreciation, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations.
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
Disruptions to our business as a result of the COVID-19 pandemic may lead to the evaluation and material impairment of our long-lived assets, intangible assets and goodwill. During 2020, we identified triggering events in both our Truck and Global Operations segments related to the impacts of the COVID-19 pandemic. As a result, we tested the long-lived assets and determined the carrying value was impaired and recognized charges of $16 million and $12 million in our Truck and Global Operations segments, respectively.
Pricing allowances and sales incentives offered to customers can be influenced by many external factors which may affect our operating results and cash flow.
Pricing allowances and sales arrangements with customers are often complex and non-standard, and may include other sales incentives, such as rebates, residual value support and financing incentives. Such pricing allowances and sales arrangements may have terms which could have an adverse effect on our financial condition, results of operations and cash flows.
Warranty, Safety Standards and Emissions
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
Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard or contain a safety-related defect. In addition, we may decide to take action with respect to a product issue not related to safety. Should we or government safety regulators determine that a safety standard noncompliance, safety-related defect or other product issue exists with respect to certain types of our vehicles, there could be a delay in the launch of a new model or a significant increase in warranty claims or a recall for existing models, the costs of which could be substantial. Our partnerships with other companies in engine or vehicle development can increase this risk due to the added complexity inherent in such an effort. Additionally, if we experience failure in some of our emissions components and the emission component defect rates of our engines exceed a certain level set by the California Air Resources Board ("CARB") or the EPA, those engines may be subject to corrective actions by such agencies, which may include extending the warranties of those engines. This could increase exposure beyond the stated warranty period to the relevant regulatory useful life of the engine which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, our role as secondary engine manufacturer or as emissions certification holder for engines primarily manufactured by other companies could impair our identification of defects and increase the chance of warranty costs or recalls.
Implementation of our emissions strategy, federal regulations and fuel economy rules may increase costs.
Recent and future changes to on-highway emissions or performance standards (including fuel efficiency, noise, and safety), as well as compliance with additional environmental requirements, are expected to continue to add to the cost of our products and increase the engineering and product development programs of our business. Implementation of our emissions strategy is ongoing and we may experience increased costs or compliance or timing risks as we continue implementation of On Board Diagnostics ("OBD") systems requirements as they phase in and manage GHG emission credit balances. The EPA, the U.S. Department of Transportation and the government of Canada have issued final rules on GHG emissions and fuel economy for medium and heavy duty vehicles and engines. The emission standards establish required minimum fuel economy and GHG emissions levels for both engines and vehicles primarily through the increased use of existing technology. The rules, which apply to our engines and vehicles, initially required EPA certification for vehicles and engines to GHG emissions standards in calendar year 2014 and were fully implemented in model year 2017. EPA and NHTSA adopted a second phase of GHG emissions reductions that will apply in three emission standards beginning in model year 2021 and culminating in model year 2027.
California has also adopted EPA emissions standards, is in the process of adopting Omnibus Low NOx regulations which would establish lower engine NOx emission standards in both 2024 and 2027 and is taking further steps to extend warranty periods and adopt stricter initial and compliance testing requirements. California is also in the process of establishing the Advanced Clean Trucks rule, a mandate requiring medium and heavy-duty vehicle manufacturers to sell an increasing minimum percentage of zero emission vehicles from 2024 through 2035.
In November 2018, the EPA announced its intent to update the heavy-duty commercial vehicle NOx standards; however, such updates have not yet been published.
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

Supply Chain
Our Manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.
Third-party suppliers provide us with raw materials, parts and manufactured components (“Third Party Supplies”). Any delay in receiving Third Party Supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components. Finding new suppliers could potentially delay our ability to timely deliver products to customers and such new suppliers may also change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. The outbreak of COVID-19 resulted in work stoppages at certain suppliers that are part of our supply chain. The ongoing impact of the COVID-19 pandemic could result in additional work stoppages at our suppliers in the future. Due to the resulting supplier disruptions, we temporarily suspended all production at our truck and bus assembly plants in the U.S. and Mexico and our engine assembly plants in the U.S and Brazil for various periods of time throughout the end of the second quarter. All manufacturing operations at our plants are subject to change based on market conditions, component supplier disruptions, government regulations, and the continued spread and impact of the COVID-19 pandemic. If work stoppages were to be implemented again, there could be resulting supply shortages that could impact our ability to deliver our products to our customers on schedule and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. Even as production resumes by us and our suppliers, production volumes may be volatile and we may need to modify our production environment to ensure the health and safety of our workers and customers. If we are unsuccessful in managing a re-start of our production, our results of operations may be materially affected. In addition to the risks described above regarding interruption of Third Party Supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
Human Capital
Our ability to execute our strategy is dependent upon our focus on talent management.
Our continued success depends, in large part, on our ability to identify, attract, develop, motivate and retain qualified employees in key functions and geographic areas, including the U.S., Canada, Mexico and Brazil. To effectively manage our domestic and global operations, we will continue engaging our workforce throughout the entire employee lifecycle to create sustained high performance for our organization. Failure to focus on all aspects of talent management could impair our ability to execute our business strategy and could have an adverse effect on our business prospects.
The COVID-19 pandemic has heightened the risk that a portion of our workforce will suffer illness or otherwise be unable to work. The COVID-19 pandemic may also result in potential layoffs, furloughs or salary reductions of employees, which could have an adverse effect on our ability to attract, train and retain qualified personnel in the future.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2020, approximately 6,500 of our hourly workers and approximately 700 of our salaried workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. In January 2019, certain of our UAW represented employees executed a new six-year master collective bargaining agreement with a ratification date of December 17, 2018 that replaced the prior agreement which expired in October 2018.
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

Environmental, Health and Safety
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
Stockholder Influence and Governance
A small number of our stockholders have significant representation on and influence over our Board of Directors.
In October 2012, we entered into settlement agreements with two of our significant stockholders, Carl C. Icahn and several entities controlled by him (collectively, the "Icahn Group") and Mark H. Rachesky, MD, and several entities controlled by him (collectively, the "MHR Group") pursuant to which the Icahn Group and the MHR Group each had one representative appointed to our Board of Directors, and together the Icahn Group and the MHR Group mutually agreed upon a third representative appointed to our Board of Directors. In July 2013, we entered into amended settlement agreements with the Icahn Group and the MHR Group pursuant to which the Icahn Group and the MHR Group each had two representatives nominated for election as directors at our 2014 annual meeting, and each has continued to have two representatives nominated for election each year. On September 5, 2016, we entered into a Stockholder Agreement with TRATON Group which, among other things, provides for the appointment of two individuals designated by TRATON Group to our Board of Directors, subject to our approval, and on February 28, 2017, we appointed the two individuals designated by TRATON Group to our Board of Directors. As of October 31, 2020, based on filings made with the SEC and other information made available to us as of that date, we believe that: (i) the Icahn Group held approximately 16.7 million shares, or 16.8% of our outstanding common stock, (ii) the MHR Group held approximately 16.3 million shares, or 16.4% of our outstanding common stock, (iii) TRATON Group held approximately 16.6 million shares, or 16.7% of our outstanding common stock, and (iv) the Icahn Group, the MHR Group, TRATON Group, and two other stockholders, collectively hold approximately 66% of our outstanding common stock.
As a result of the foregoing, these stockholders are able to exercise significant influence over the election of our Board of Directors as well as matters requiring stockholder approval. Further, this concentration of ownership may adversely affect the market price of our common stock.
Provisions in our charter, by-laws, and the Merger Agreement and Delaware law could delay and discourage takeover attempts that stockholders may consider favorable.
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

In addition, the Merger Agreement contains "no-shop" provisions placing certain restrictions and requirements on the ability of our Board of Directors to consider other offers to acquire the Company until the closing of the Merger or an earlier termination of the Merger Agreement.
NOLs and Future Tax Payments
Our ability to use net operating loss ("NOL") carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.
As of October 31, 2020, we had $2.3 billion of NOL carryforwards with which to offset our future taxable income for U.S. federal income tax reporting purposes. Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, we may be subject to substantial annual limitations provided by the IRC if an "ownership change," as defined in Section 382 of the IRC, occurs with respect to our capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) under certain circumstances, realized built-in gains on certain assets held prior to the ownership change for the first five years after the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year or indefinite carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryover period for any loss year expires. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits.
General Risk Factors
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
We are involved in pending litigation, and arbitration, an adverse resolution of such matters may adversely affect our business, financial condition, and results of operations and cash flows.
Litigation and arbitration can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal proceedings could have an adverse effect on our business, financial condition, and results of operations or cash flows.
We are currently involved in pending litigation and arbitration matters. For additional information regarding certain lawsuits in which we are involved, see Note 15, Commitments and Contingencies, to our consolidated financial statements.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have significant operations in foreign countries, primarily in Canada, Mexico and Brazil. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating a multinational company. These risks include, among others:

•	trade and technology protection measures, export limitations and import and export licensing requirements;

•
tariffs imposed on key raw materials could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change or which may conflict with U.S. laws, regulations and policies;

•	currency exchange rate risk;

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets; and

•	the occurrence and spread of contagious diseases or illnesses, such as COVID-19.
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
A failure to comply with applicable laws, regulations, policies or procedures, including federal regulations regarding the procurement of goods and services and protection of classified information, could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could adversely affect our business, financial condition and results of operations.
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been material. Any future cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and jeopardize the security of our facilities. A cyber incident could be caused by malicious outsiders or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. With some of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and proceedings. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Truck segment operates four manufacturing and assembly facilities, which contain in the aggregate approximately five million square-feet of floor space. Of these four facilities, three are located in the U.S. and one is located in Mexico. Three facilities are owned and one facility is subject to a lease. Three plants manufacture and assemble trucks, buses, and chassis. One plant is used to build diesel engines.
Our Parts segment leases nine distribution centers in the U.S., two in Canada, one in Mexico, and one in South Africa.
Our Global Operations segment owns and operates a manufacturing plant in Brazil, which contains a total of 1 million square-feet of floor space for use by our South American engine subsidiaries. Not included above is the facility in Argentina whose operations ceased on October 1, 2019.
Our Financial Services segment, the majority of whose activities are conducted at our headquarters in Lisle, Illinois, also leases office space in Mexico.
Our principal product development and engineering facilities are currently located in Lisle, Illinois; Melrose Park, Illinois; New Carlisle, Indiana; and Monterrey, Mexico. Additionally, we own or lease other significant properties in the U.S., Canada and Mexico including vehicle and parts distribution centers, sales offices, and our headquarters in Lisle, Illinois. Not included above is the Waukesha, Wisconsin foundry, which was leased to a third party until October 2020, the rail car manufacturing plant that was exited in February 2018 and the Melrose Park Engine Plant whose operations ceased in May 2018.
We believe that our facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future. Our Lisle, Illinois and Brookfield, Wisconsin, properties are subject to liens in favor of the lenders under our Term Loan Credit Agreement.

Item 3.	Legal Proceedings

The information required to be set forth under this heading is incorporated by reference from Note 15, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the stock symbol "NAV."
Number of Holders
As of November 30, 2020, there were approximately 6,010 holders of record of our common stock.
Dividend Policy
Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefore, provided that, so long as any shares of our preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on our shares of preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preference stock exceeds our net assets. Certain debt instruments contain terms that include negative covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980. We do not intend to pay dividends on our common stock for the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us or any of our affiliates during the three months ended October 31, 2020.
Purchases of Equity Securities
There were no purchases of equity securities by us or any of our affiliates during the three months ended October 31, 2020.
Stock Performance
The following graph compares the five-year cumulative total returns of Navistar International Corporation common stock, the S&P 500 Index, and the S&P Construction, Farm Machinery and Heavy Truck Index.
The comparison graph assumes $100 was invested on October 31, 2015 in our common stock and in each of the indices shown and assumes reinvestment of all dividends. Data is complete through October 31, 2020. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

	As of October 31,
	2015	2016	2017	2018	2019	2020
Navistar International Corporation	$100	$181	$344	$272	$254	$350
S&P 500 Index - Total Returns	100	105	129	139	159	174
S&P Construction, Farm Machinery, and Heavy Truck Index	100	119	184	160	195	228
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

Five-Year Summary of Selected Financial and Statistical Data

	As of and for the Years Ended October 31,
(in millions, except per share data)	2020	2019	2018	2017	2016
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$7,503	$11,251	$10,250	$8,570	$8,111
Income (loss) from continuing operations before taxes	(388)	262	420	64	(32)
Income tax benefit (expense)	59	(19)	(52)	(10)	(33)
Income (loss) from continuing operations	(329)	243	368	54	(65)
Income from discontinued operations, net of tax	—	—	—	1	—
Net income (loss)	(329)	243	368	55	(65)
Less: Net income attributable to non-controlling interests	18	22	28	25	32
Net income (loss) attributable to Navistar International Corporation	$(347)	$221	$340	$30	$(97)
Amounts attributable to Navistar International Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(347)	$221	$340	$29	$(97)
Income from discontinued operations, net of tax	—	—	—	1	—
Net income (loss)	$(347)	$221	$340	$30	$(97)
Basic earnings (loss) per share
Continuing operations	$(3.48)	$2.23	$3.44	$0.31	$(1.19)
Discontinued operations	—	—	—	0.01	—
Net income (loss)	$(3.48)	$2.23	$3.44	$0.32	$(1.19)
Diluted earnings (loss) per share
Continuing operations	$(3.48)	$2.22	$3.41	$0.31	$(1.19)
Discontinued operations	—	—	—	0.01	—
Net income (loss)	$(3.48)	$2.22	$3.41	$0.32	$(1.19)
Weighted average number of shares outstanding:
Basic	99.7	99.3	98.9	93.0	81.7
Diluted	99.7	99.5	99.6	93.5	81.7
BALANCE SHEET DATA
Total assets	$6,637	$6,917	$7,230	$6,135	$5,653
Long-term debt:(A)
Manufacturing operations	$3,451	$2,900	$2,965	$3,121	$3,025
Financial services operations	1,239	1,417	1,556	768	972
Total long-term debt	$4,690	$4,317	$4,521	$3,889	$3,997
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
Executive Summary
During 2020, we remained focused on Navistar 4.0, which is our enterprise-wide strategy with our customers at its core, supported by strategic initiatives that guide decision-making and investments. We define success as an unparalleled customer experience, mutually beneficial relationships with employees, dealers, partners, customers and suppliers, and improved financial returns.
In January 2020, we received an unsolicited proposal from our alliance partner TRATON SE regarding a potential transaction to acquire the Company. On September 10, 2020, we announced a revised proposal from TRATON SE to acquire all the outstanding shares of the Company that it did not already own (the "Remaining Shares") for $43 per share in cash. On October 16, 2020 our Board of Directors confirmed that it would be prepared to move forward with a transaction in which TRATON SE would acquire the Remaining Shares for $44.50 per share in cash. On November 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TRATON SE and Dusk Inc., a Delaware corporation and wholly owned indirect subsidiary of TRATON SE (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger as a wholly owned indirect subsidiary of TRATON SE.
We continue to monitor and address risks related to the COVID-19 pandemic. In March 2020, the World Health Organization ("WHO") characterized COVID-19 as a global pandemic and extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. Navistar continues to operate as an essential business critical to supporting the world's increasingly stressed supply chain. Our cross-functional response team has been moderately successful in ensuring our business continuity and has constructed preparedness plans to address the constantly evolving situation.
Due to disruptions in the supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities were impacted. Our assembly plants in the U.S., Mexico, and Brazil temporarily ceased production for various periods during the second quarter of 2020. In the third and fourth quarters of 2020, production disruptions decreased as compared to the second quarter. We expect to continue manufacturing operations at all plants subject to market conditions, component supplier disruptions, government regulations and the continued spread and impact of COVID-19.
Our parts organization is diligently tracking its parts supply base to minimize potential disruptions as a result of the COVID-19 pandemic. Currently all parts distribution centers ("PDCs") are open and operational. We have prevention measures in place and transition plans for our packagers, carriers and PDCs if a situation causes us to implement our contingency plans. Our PDCs and dealers have sufficient parts inventory to help the industry keep operating as effectively as possible during this time of uncertainty.
Our facilities are following strict safety measures to protect our employees, visitors and business operations, including increased frequency in cleaning and disinfecting, as well as hygiene and social distancing practices, among other actions, in alignment with guidance from the U.S. Centers for Disease Control ("CDC") and WHO regarding threat assessment protocols. Additionally, many of our non-production employees continue to work remotely in order to reduce the spread of COVID-19. These working conditions allow for the continuation of key business-critical operations, including financial reporting and internal controls facilitated by the appropriate digital tools.

In April, we implemented a series of temporary cash conservation measures to preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, taking advantage of the broad based employer relief provided under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. Taken together, these measures conserved approximately $300 million in cash during our fiscal year ending October 31, 2020. We terminated the deferral of a portion of base salaries as of September 1, 2020 and repaid these amounts in November 2020.
Even though the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known, and the COVID-19 pandemic is expected to continue to have negative impacts on our operating results.
In April 2020, we issued $600 million of 9.5% senior secured notes, due 2025 (the "9.5% Senior Secured Notes"). Interest is payable on May 1 and November 1 of each year beginning on November 1, 2020 until the maturity date of May 1, 2025. The proceeds from the 9.5% Senior Secured Notes are being used for general corporate purposes in addition to certain transaction fees and expenses incurred in connection with the 9.5% Senior Secured Notes. The 9.5% Senior Secured Notes are subject to specific redemption pricing, restrictive payments, and change of control provisions.
In June 2020, our Board of Directors announced the appointment of Persio V. Lisboa as President and Chief Executive Officer. Prior to the appointment, he served in several positions of increasing responsibility in the United States and South America, including Executive Vice President and Chief Operating Officer since March 2017, and, prior to that, as President of Operations from November 2014, and Senior Vice President, Chief Procurement Officer from December 2012 to November 2014.
In July 2020, we announced a strategic partnership with TuSimple, a global self-driving technology company, to co-develop SAE Level 4 self-driving trucks targeted for production by 2024. The program between TuSimple and Navistar is intended to ensure a fully integrated engineering solution that will be ready for mass-production using Navistar's vehicle manufacturing capabilities. As a result, customers will be able to purchase the fully autonomous trucks through Navistar's traditional sales channels in the United States, Canada and Mexico.
In August 2020, we announced another step forward in our partnership with Cummins by extending our long-term agreement through the next two GHG emissions cycles, to supply medium-duty and heavy-duty big-bore engines for International Trucks and IC Buses in the United States and Canada. This partnership optimizes flexibility in our investment in advanced powertrain technologies. We further announced in November 2020 an agreement to collaborate with Cummins on a heavy-duty class 8 truck powered by hydrogen fuel cells. The collaborative agreement is part of an initiative to develop functionality, adoption and scalability of hydrogen cells as a power source for class 8 vehicles.
In December 2020, pursuant to an on-going dispute with the Supplemental Benefit Program Committee (the “Committee”) and the related Supplemental Benefit Trust Profit Sharing Plan (the “Profit Sharing Plan”), we received a notice of a semi-final award from the arbitrator.  While the award is not final, we accrued a charge of $289 million in the fourth quarter to address the expected obligations under the award. We are continuing to dispute the award. See Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements.
2020 Financial Summary
Consolidated net sales and revenues were $7.5 billion in 2020, a decrease of 33% compared to 2019. The decrease reflects lower volumes from our Truck segment.
In 2020, we incurred a loss before income tax of $388 million compared to income before income tax of $262 million in 2019. Our gross margin decreased by $724 million primarily due to the impact of lower volumes.
In 2020, we recognized an income tax benefit of $59 million compared to income tax expense of $19 million in the prior year. The change in tax expense was primarily driven by an intraperiod allocation benefit in domestic continuing operations of $75 million in 2020, and a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants recorded in the first quarter of 2019, partially offset by a decrease in foreign taxes due to the decrease in earnings of $30 million, and certain discrete items.
In 2020, after income taxes, we incurred a net loss attributable to NIC of $347 million or $3.48 per diluted share, compared to net income of $221 million or $2.22 per diluted share in 2019.
In 2020, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $(8) million, compared to EBITDA of $640 million in 2019. Excluding certain net adjustments of $428 million and $242 million in 2020 and 2019, respectively, Adjusted EBITDA was $420 million in 2020 compared to $882 million in 2019. In 2020, adjusted consolidated net income attributable to NIC, excluding certain net impacts ("Adjusted Net Income"), was $10 million compared to $423 million in 2019. EBITDA, Adjusted EBITDA, and Adjusted Net Income are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.

We ended 2020 with $1.8 billion of consolidated cash and cash equivalents, compared to $1.4 billion as of October 31, 2019. The increase in consolidated cash and cash equivalents was primarily attributable to decreases in accounts and finance receivables of $526 million, a decrease in inventories of $136 million and proceeds from the issuance of $600 million in principal amount of the 9.5% Senior Secured Notes and securitized debt of $37 million, and an increase in other current liabilities of $49 million partially offset by an increase in other noncurrent assets of $22 million, a decrease in accounts payable of $77 million, capital expenditures of $148 million, purchases of equipment leased to others of $97 million, and net repayments of revolving debt of $329 million and other long-term debt of $94 million.
Business Outlook and Key Trends
We continually look for ways to improve the efficiency and performance of our operations, and our focus is on improving our Core businesses. Certain trends have affected our results of operations for 2020 as compared to 2019. These trends, as well as the key trends that we expect will impact our future results of operations, are as follows:

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

•
Core Truck Market—The Core market in which we compete is cyclical in nature and strongly influenced by macroeconomic factors such as industrial production, consumer sentiment, demand for durable goods, construction spending, business investment, and state and local government spending. During the past year, truck customers in the U.S. and Canada have been significantly impacted by the COVID-19 pandemic as well as fundamental shifts in the economy. Following on the heels of a record market in 2019, 2020 has seen some segments of the core truck market prosper while others have stagnated. Select Private Fleets and For Hire carriers focused on both durable and non-durable goods have continued to perform at a high level while others engaged in select manufacturing areas or service-focused businesses, such as restaurant supply and hospitality have been adversely impacted. The general economy has been rebounding and may not fully recover until at least mid to late 2021. The heavy truck market has seen freight demand and rates remain healthy and is dealing with an increased level of driver retirement and shortages to some extent compounded by the COVID-19 pandemic. The medium truck market declined in 2020 due to a significant decrease in leasing and rental activity and is also expected to begin to rebound in 2021. Solid consumer spending and residential construction have buoyed the medium truck demand. The vocational truck market has been impacted by delayed or canceled government spending but benefited from the increased construction market as well. The school bus market is expected to be impacted by the COVID-19 pandemic as both government and private expenditures have been deferred because of the number of idle buses in many areas of the country.

•
Used Truck Inventory—Our gross used truck inventory decreased to approximately $135 million at October 31, 2020 from $200 million at October 31, 2019, offset by reserves of $37 million at both periods. During 2020, additions to our used truck inventories were lower than 2019 primarily due to the year over year decline in new truck sales. In response to the changes in the business environment presented by the COVID-19 pandemic, higher reliance was placed on online auctions and wholesale channels to drive used truck sales. In 2020, there was also a focus to sell through the older model year inventories through inventory reduction strategies and "No Haggle" pricing.

•
Parts—The Parts business remains a significant source of revenue and profit. We are focusing on retail customer segmentation and improving dealer-lead generation. Our private label brands help provide All-Make parts to customers, attract incremental price sensitive customers, and offset the decline in late-in-lifecycle products. We are leveraging technology such as eCommerce to attract and retain new customers, to expand our existing customers’ portfolio of products, and to improve our customers' ease of doing business with us. We have embraced improving uptime via parts availability, dedicated same-day deliveries and expanded hours at our PDCs.

•
Warranty Costs—Warranty expense continues to reflect our current product portfolio and our commitment to quality and customer uptime. Warranty expense as a percentage of manufacturing revenue increased to 2.3% from 1.4% a year ago. We recognized net charges for adjustments to pre-existing warranties of $40 million and $3 million in 2020 and 2019, respectively. Pre-existing warranties during the period were driven by proactive campaign actions for certain components on units built in prior years and un-favorable warranty experience on trucks and engines sold prior to fiscal year 2020. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
Income Taxes—At October 31, 2020, we had $2.3 billion of U.S. federal net operating loss carryforwards and $167 million of federal tax credit carryforwards. We expect our cash payments of U.S. taxes will be minimal for as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, the majority of which have carryforward periods of up to 20 years and some have indefinite carryforward periods. We also have state and foreign net operating losses that are available to reduce cash payments of state and foreign taxes in future periods.

We maintain valuation allowances on our U.S. and certain foreign deferred tax assets because it is more likely than not that those deferred tax assets will not be realized. It is reasonably possible within the next twelve months that additional valuation allowances may be required on certain foreign deferred tax assets. For more information, see Note 13, Income Taxes, to the accompanying consolidated financial statements.

•
Business Evaluation—We are focused on improving our Truck and Parts businesses in our Core markets. We are working to fix, divest or close under-performing and non-strategic areas and expect to realize incremental benefits from these actions. While we are making investments in our manufacturing footprint to expand our capabilities, we continue to rationalize our manufacturing operations to optimize our cost structure. This effort is ongoing and may lead to additional divestitures of businesses or discontinuing programs that are outside of our Core operations or are not performing to our expectations.

As a result of these evaluations, we ceased production at our MWM Motores engine facility in Jesus Maria, Argentina in October 2019. In December 2018, we sold a majority interest in our former defense business, Navistar Defense, and our former joint venture in China with Anhui Jianghuai Automobile Co., Ltd ("JAC").

•
North and Latin American Economy—The COVID-19 pandemic has created unprecedented volatility in the global economy. Through the third quarter of calendar year 2020, the U.S. economy has recouped two-thirds of its output loss experienced in the first half of calendar year 2020. With the assumption of continued loose monetary policy, an additional fiscal stimulus plan, as well as potential wide-spread availability of a COVID-19 vaccine in the first half of 2021, U.S. economic growth is expected to continue recovering supported by consumer spending and industrial improvement in the next year. However, with employment still approximately 10 million individuals below pre-COVID-19 levels, the recovery path critically depends on the improvement of the health situation in our markets. The Canadian economy is expected to grow moderately, with a similar assumption about the health situation as in the U.S. The recovery in Latin America, including Mexico, Brazil, Chile, Colombia, and Peru, is projected to continue after the significant contraction caused by the COVID-19 pandemic, but the recovery trajectory remains challenged by country-specific factors and global headwinds.

During 2020, we identified a triggering event related to our operations in Brazil due to the impacts of the COVID-19 pandemic, which resulted in declines in actual and forecasted results. We performed an impairment test as of April 30, 2020 on the long-lived assets of the Brazilian asset group and as a result, we recorded $12 million of impairment charges in our Global Operations segment. We also concluded that we had triggering events related to certain trucks under operating leases, due to declines in expected residual values, and certain other long-lived assets. As a result, we recorded charges of $10 million and $6 million, respectively, in our Truck segment. We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. It is reasonably possible that within the next twelve months, we could recognize additional impairment charges for certain trucks under operating leases where Navistar is a lessor, which could be material, if we experience continued declines in excess of our forecasted expected residual values, as a result of the COVID-19 pandemic, the demand for used trucks or a change in the mix of sales through various market channels. Significant adverse changes to our business environment and future cash flows, or our inability to realize cost savings from our restructuring activities, could cause us to record impairment charges in future periods, which could be material.
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results. Refer to Item 7 - MD&A in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 for additional information regarding Results of Operations for the year ended October 31, 2019 as compared to the year ended October 31, 2018 and Segment Results of Operations for 2019 as compared to 2018.

Results of Operations for the year ended October 31, 2020 as compared to the year ended October 31, 2019.

(in millions, except per share data and % change)	2020	2019	Change	% Change
Sales and revenues, net	$7,503	$11,251	$(3,748)	(33)%
Costs of products sold	6,221	9,245	(3,024)	(33)%
Restructuring charges	2	12	(10)	(83)%
Asset impairment charges	28	7	21	300%
Selling, general and administrative expenses	1,021	934	87	9%
Engineering and product development costs	321	319	2	1%
Interest expense	268	312	(44)	(14)%
Other expense, net	32	164	(132)	(80)%
Total costs and expenses	7,893	10,993	(3,100)	(28)%
Equity in income of non-consolidated affiliates	2	4	(2)	(50)%
Income (loss) before income taxes	(388)	262	(650)	(248)%
Income tax (expense) benefit	59	(19)	78	411%
Net income (loss)	(329)	243	(572)	(235)%
Less: Net income attributable to non-controlling interests	18	22	(4)	(18)%
Net income (loss) attributable to Navistar International Corporation	$(347)	$221	$(568)	(257)%

Diluted income (loss) per share(A)	$(3.48)	$2.22	$(5.70)	(257)%
Diluted weighted average shares outstanding	99.7	99.5	0.2	—%
_________________________

(A)	Amounts attributable to NIC.
Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

(in millions, except % change)	2020	2019	Change	% Change
Truck	$5,312	$8,585	$(3,273)	(38)%
Parts	1,846	2,245	(399)	(18)%
Global Operations	253	343	(90)	(26)%
Financial Services	217	297	(80)	(27)%
Corporate and Eliminations	(125)	(219)	94	43%
Total	$7,503	$11,251	$(3,748)	(33)%
In 2020, our Truck segment net sales decreased by $3,273 million or 38%. The decrease was primarily due to a decrease in volumes in our Core markets and Mexico of $3,058 million and a decline in used truck sales of $69 million, due, in part, to the COVID-19 pandemic. Sales in 2020 were also lower than 2019 by $62 million due to the sale of a majority interest in Navistar Defense in 2019. Chargeouts from our Core markets decreased by 42%, compared to 2019, which is reflective of industry volumes and market share. The decrease represents a 59% decrease in Class 8 heavy trucks, a 47% decrease in medium trucks, a 15% decrease in school buses, and a 14% decrease in Class 8 severe service trucks.
In 2020, our Parts segment net sales decreased by $399 million or 18%. The decrease was primarily due to decreased North America volumes in the U.S., Canada, and from our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford") due, in part, to the COVID-19 pandemic impact.
In 2020, our Global Operations segment net sales decreased by $90 million or 26%. The decrease was primarily driven by $81 million of lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic, along with $69 million from the impact of unfavorable foreign currency exchange rates. These decreases were partially offset by $64 million from the impact of favorable product mix in 2020.

In 2020, our Financial Services segment net revenues decreased by $80 million or 27%. $54 million of this decrease was due to lower average yields from lower interest rates, while $28 million was due to lower average finance receivables from lower volumes.
Costs of products sold
In 2020, costs of products sold decreased by $3,024 million or 33% compared to the prior year. The decrease was primarily driven by the impact of lower overall volumes attributable, in part, to the COVID-19 pandemic.
In 2020, we recorded charges for adjustments to pre-existing warranties of $40 million compared to $3 million in 2019. Pre-existing warranty expense during the period was primarily driven by supplier quality issues on engines sold in prior years.
Asset Impairment Charges
In 2020, asset impairment charges increased by $21 million or 300% compared to the prior year. The increase is attributable to the recognition of $12 million of asset impairment charges in our Global Operations segment triggered by the impact of the COVID-19 pandemic and a $10 million increase in asset impairment charges in our Truck segment primarily related to certain trucks under operating leases due to declines in expected residual values. For more information on asset impairments, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
In 2020, SG&A expenses increased by $87 million or 9% compared to the prior year. The increase is primarily attributable to the Shy profit-sharing accrual of $289 million and a $58 million charge, including $8 million of legal and other fees, related to a proposed legal settlement with the Department of Justice, related to Navistar Defense. These are partially offset by a MaxxForce Advanced EGR engine class action settlement and related litigation charges of $129 million recorded in 2019 in our Truck segment, a decrease in employee compensation expenses of $91 million and a $34 million reduction in other SG&A expenses within our Truck segment. For more information on our legal proceedings, see Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements.
Interest expense
In 2020, interest expense decreased by $44 million or 14% compared to the prior year, primarily driven by lower borrowing rates.
Other expense, net
In 2020, other expenses decreased by $132 million or 80% compared to the prior year. The decrease was primarily driven by a group annuity contract purchase for certain retired pension plan participants which resulted in a plan remeasurement in the prior year. As a result, we recorded pension settlement accounting charges of $142 million in 2019. There were also $58 million of lower interest costs on the pension and OPEB plans compared to 2019. These impacts were partially offset by a gain of $51 million related to the sale of a majority interest in Navistar Defense and a gain on sale of $5 million related to our joint venture in China with JAC, both recorded in 2019.
Income tax (expense) benefit
In 2020, income tax expense decreased by $78 million or 411% compared to the prior year. The change in tax expense was primarily driven by an intraperiod allocation benefit in domestic continuing operations of $75 million and a $38 million benefit associated with a group annuity contract purchase for certain retired pension plan participants, recorded in the first quarter of 2019, partially offset by a decrease in foreign taxes due to the decrease in earnings of $30 million, and certain discrete items.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of our net income attributable to non-controlling interests in 2020 and 2019 relates to Ford's non-controlling interest in BDP.
Segment Results of Operations for 2020 as Compared to 2019
We operate in four reporting segments: Truck, Parts, Global Operations, and Financial Services.
We define segment profit (loss) as net income (loss) attributable to NIC excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations. For additional information concerning our segments, see Note 16, Segment Reporting, to the accompanying consolidated financial statements.

Truck Segment

(in millions, except % change)	2020	2019	Change	% Change
Truck segment sales, net	$5,312	$8,585	$(3,273)	(38)%
Truck segment profit (loss)	(141)	269	(410)	(152)%
Segment sales
In 2020, our Truck segment net sales decreased by $3,273 million or 38%. The decrease is primarily due to a decrease in volumes in our Core markets and Mexico of $3,058 million and a decline in used truck sales of $69 million, due, in part, to the COVID-19 pandemic. Sales in 2020 were also lower than 2019 by $62 million due to the sale of a majority interest in Navistar Defense in 2019.
In 2020 chargeouts from our Core markets decreased by 42% compared to 2019, which is reflective of industry volumes and market share. The decrease represents a 59% decrease in Class 8 heavy trucks, a 47% decrease in Class 6 and 7 medium trucks, a 15% decrease in buses, and a 14% decrease in Class 8 severe service trucks.
Segment results
In 2020, our Truck segment profit declined by $410 million or 152%. Profits were lower by $421 million due to the decrease in volumes in our Core markets and Mexico, due, in part, to the COVID-19 pandemic. In addition, the decrease in profit in 2020 reflects the $58 million charge, including $8 million of legal and other fees, related to a proposed legal settlement related to Navistar Defense with the Department of Justice, $51 million of non-recurring gain from the sale of a 70% equity interest in Navistar Defense in 2019, and $36 million of higher used truck losses in 2020, which were partially offset by a non-recurring EGR settlement charge in 2019 of $129 million and a decrease in finance fees from our Financial Services segment of $63 million.
In 2020, we recorded charges of $40 million in our Truck segment for adjustments to pre-existing warranties compared to $3 million in the prior year. Pre-existing warranties during the year were primarily driven by supplier quality issues on engines sold in prior years.
Parts Segment

(in millions, except % change)	2020	2019	Change	% Change
Parts segment sales, net	$1,846	$2,245	$(399)	(18)%
Parts segment profit	448	598	(150)	(25)%
Segment sales
In 2020, our Parts segment net sales decreased by $399 million or 18%. The decrease is primarily due to lower volumes in the U.S., Canada, and BDP due, in part, to the COVID-19 pandemic.
Segment profit
In 2020, our Parts segment profit decreased by $150 million or 25%. $170 million of the decrease was due to the impact of lower North America volumes in the U.S., Canada, and BDP, due, in part, to the COVID-19 pandemic, partially offset by $9 million of lower SG&A expenses and $9 million of lower access fees. Access fees are allocated to our Parts segment from our Truck segment, primarily for the development of new products, and consist of certain engineering and product development costs, depreciation expense, and SG&A expenses.
Global Operations Segment

(in millions, except % change)	2020	2019	Change	% Change
Global Operations segment sales, net	$253	$343	$(90)	(26)%
Global Operations segment profit (loss)	—	—	—	N.M.
_________________________

N.M.	Not meaningful.

Segment sales
In 2020, our Global Operations segment net sales decreased by $90 million, or 26%. The decrease was primarily driven by $81 million of lower volumes in our South America operations triggered by temporary production stoppages related to the COVID-19 pandemic, along with $69 million from the impact of unfavorable foreign currency exchange rates. These decreases were partially offset by $64 million from the impact of favorable product mix in 2020.
Segment results
In 2020, our Global Operations segment profit was comparable to 2019, primarily driven by the recognition of an asset impairment charge of $12 million in 2020 and an $8 million decline due to lower volumes triggered by temporary production stoppages related to the COVID-19 pandemic, offset by higher restructuring charges in 2019 of $11 million, of which $5 million were reversed in 2020.
Financial Services Segment

(in millions, except % change)	2020	2019	Change	% Change
Financial Services segment revenues, net	$217	$297	$(80)	(27)%
Financial Services segment profit	65	123	(58)	(47)%
Segment revenues
In 2020, our Financial Services segment net revenues decreased by $80 million or 27%. Revenues were lower in 2020 by $54 million due to lower average yields from lower interest rates and $28 million lower due to lower average finance receivables from lower volumes.
Segment profit
In 2020, our Financial Services segment profit decreased by $58 million or 47%. In 2020, there was an $80 million decrease due to lower revenues and a $7 million decrease due to an increased provision for losses related to the retail portfolio in Mexico, partially offset by $36 million of lower interest expense resulting from lower borrowing requirements and lower borrowing rates.
Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, backlog units and chargeout units. These tables present key metrics and trends that provide quantitative measures of our performance.
Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	For the Years Ended October 31,			2020 vs 2019		2019 vs 2018
(in units)	2020	2019	2018	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses(A)	28,400	33,900	33,100	(5,500)	(16)%	800	2%
Class 6 and 7 medium trucks	77,300	112,200	98,800	(34,900)	(31)%	13,400	14%
Class 8 heavy trucks	154,000	235,700	206,400	(81,700)	(35)%	29,300	14%
Class 8 severe service trucks	65,200	79,700	70,300	(14,500)	(18)%	9,400	13%
Total Core Markets	324,900	461,500	408,600	(136,600)	(30)%	52,900	13%
Combined class 8 trucks	219,200	315,400	276,700	(96,200)	(31)%	38,700	14%
Navistar Core retail deliveries	51,900	86,800	71,400	(34,900)	(40)%	15,400	22%
_________________________
(A)    The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.

Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for our Core markets, based on market-wide information from Wards Auto and Polk:

	For the Years Ended October 31,
	2020	2019	2018
Core Markets (U.S. and Canada)
School buses	37.8%	35.8%	33.2%
Class 6 and 7 medium trucks	21.0%	27.0%	23.3%
Class 8 heavy trucks	9.5%	13.8%	13.7%
Class 8 severe service trucks	15.8%	14.8%	12.9%
Total Core Markets	16.0%	18.8%	17.5%
Combined class 8 trucks	11.4%	14.1%	13.5%
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

	For the Years Ended October 31,			2020 vs 2019		2019 vs 2018
(in units)	2020	2019	2018	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses	10,000	12,600	12,800	(2,600)	(21)%	(200)	(2)%
Class 6 and 7 medium trucks	13,400	23,600	34,700	(10,200)	(43)%	(11,100)	(32)%
Class 8 heavy trucks	13,200	23,300	42,400	(10,100)	(43)%	(19,100)	(45)%
Class 8 severe service trucks	7,400	10,300	15,000	(2,900)	(28)%	(4,700)	(31)%
Total Core Markets	44,000	69,800	104,900	(25,800)	(37)%	(35,100)	(33)%
Combined class 8 trucks	20,600	33,600	57,400	(13,000)	(39)%	(23,800)	(41)%
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

	For the Years Ended October 31,			2020 vs 2019		2019 vs 2018
(in units)	2020	2019	2018	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses	1,200	2,100	2,400	(900)	(43)%	(300)	(13)%
Class 6 and 7 medium trucks	6,900	8,900	14,500	(2,000)	(22)%	(5,600)	(39)%
Class 8 heavy trucks	10,100	11,200	20,800	(1,100)	(10)%	(9,600)	(46)%
Class 8 severe service trucks	3,100	6,100	7,700	(3,000)	(49)%	(1,600)	(21)%
Total Core Markets	21,300	28,300	45,400	(7,000)	(25)%	(17,100)	(38)%
Combined class 8 trucks	13,200	17,300	28,500	(4,100)	(24)%	(11,200)	(39)%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	For the Years Ended October 31,			2020 vs 2019		2019 vs 2018
(in units)	2020	2019	2018	Change	% Change	Change	% Change
Core Markets (U.S. and Canada)
School buses	11,100	13,000	12,200	(1,900)	(15)%	800	7%
Class 6 and 7 medium trucks	15,400	29,200	24,300	(13,800)	(47)%	4,900	20%
Class 8 heavy trucks	13,700	33,100	27,800	(19,400)	(59)%	5,300	19%
Class 8 severe service trucks	10,200	11,900	9,600	(1,700)	(14)%	2,300	24%
Total Core Markets	50,400	87,200	73,900	(36,800)	(42)%	13,300	18%
Non "Core" defense	—	100	700	(100)	(100)%	(600)	(86)%
Other markets(A)	15,600	19,200	9,600	(3,600)	(19)%	9,600	100%
Total worldwide units	66,000	106,500	84,200	(40,500)	(38)%	22,300	26%
Combined class 8 trucks	23,900	45,000	37,400	(21,100)	(47)%	7,600	20%
_____________________________

(A)
Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 7,300 and 9,000 GM-branded units sold to GM for the years ended October 31, 2020 and 2019, respectively.

Liquidity and Capital Resources
Consolidated cash, cash equivalents, and marketable securities

	As of October 31,
(in millions)	2020	2019	2018
Consolidated cash and cash equivalents	$1,843	$1,370	$1,320
Consolidated marketable securities	—	—	101
Consolidated cash, cash equivalents, and marketable securities	$1,843	$1,370	$1,421

	As of October 31,
(in millions)	2020	2019	2018
Manufacturing operations	$1,749	$1,328	$1,362
Financial Services operations	94	42	59
Consolidated cash, cash equivalents, and marketable securities	$1,843	$1,370	$1,421
Manufacturing cash, cash equivalents, and marketable securities
Manufacturing cash, cash equivalents, and marketable securities, and Financial Services cash, cash equivalents and marketable securities are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, and financial obligations. Manufacturing cash, cash equivalents, and marketable securities represent our consolidated cash, cash equivalents, and marketable securities, if any, which excludes cash, cash equivalents, and marketable securities of our Financial Services operations. We include marketable securities with our cash and cash equivalents when assessing our liquidity position as our investments are highly liquid in nature. Consolidated cash and cash equivalents totaled $1.8 billion as of October 31, 2020 and $1.4 billion as of October 31, 2019.

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
In response to the significant extraordinary cash demands presented by the COVID-19 pandemic, we have implemented a series of temporary measures to preserve liquidity. These actions include the postponement of certain discretionary spending, taking advantage of the broad-based employer relief provided under the CARES Act, a delay in certain 401(k) company matching contributions until 2021, and deferrals of a portion of the base salaries of certain current employees and executives. Taken together, these measures conserved approximately $300 million in cash over the fiscal year ending October 31, 2020. We terminated the deferral of a portion of base salaries as of September 1, 2020 and these amounts were repaid in November 2020. A large portion of the broad-based employer relief actions under the CARES Act that we benefited from in 2020 are expected to be repaid in 2021, while the remaining employer relief actions are not required to be repaid until 2022 and 2023.
We have ability under certain debt arrangements to raise additional cash by incurring incremental debt. The covenants in our debt agreements permit us to refinance existing debt instruments as they mature. In July 2020, Navistar Financial Services Corporation ("NFSC") issued $300 million of two-year investor notes which are secured by assets of the wholesale notes owner trust. The proceeds were used to repay the $300 million of investor notes that matured in September 2020.
On August 4, 2020, we completed a certain tax-exempt bond financing in which the Illinois Finance Authority (the “IFA”) issued and sold $225 million aggregate principal amount of Recovery Zone Facility Revenue Refunding Bonds (Navistar International Corporation Project) Series 2020 due October 15, 2040 (the “2020 Bonds"). The proceeds of the 2020 Bonds were loaned to the Company pursuant to a loan agreement dated as of July 1, 2020. The proceeds from the issuance of the 2020 Bonds were used, together with certain other funds of the Company, for refunding (1) the $135 million aggregate principal amount of IFA Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “IFA 2010 Bonds”) and (2) $90 million aggregate principal amount of The County of Cook, Illinois Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (the “Cook County Bonds”; together with the IFA 2010 Bonds, the “2010 Bonds”) for which a notice of redemption was issued on August 24, 2020, and was completed on October 15, 2020. Beginning on August 1, 2030, the 2020 Bonds are subject to optional redemption at the direction of the Company, in whole or in part. In addition, if the Company is acquired by TRATON SE or one of its affiliates, the Company may, at its option, redeem all, but not less than all, of the 2020 Bonds. In each case, the Company will pay a redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The interest rate on the 2020 Bonds is 4.75% and the interest rate on the 2010 Bonds was 6.75%. The 2020 Bonds are senior unsecured general obligations with a subsidiary guaranty from Navistar, Inc.
In January 2020, our TRAC facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million.
In April 2020, we took additional actions to strengthen our financial flexibility through the issuance of $600 million of our 9.5% Senior Secured Notes.
In May 2020, the maturity date of our VFN facility was extended to May 2021, and the maximum capacity remained at $350 million.
Our Manufacturing operations sold $6.8 billion, $10.5 billion and $8.5 billion of wholesale notes and accounts receivable to our Financial Services operations during the years ended October 31, 2020, 2019 and 2018, respectively. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.2 billion and $1.7 billion as of October 31, 2020 and 2019, respectively.

NFC paid a $30 million and $20 million dividend to NI in 2020 and 2019, respectively, and total loans outstanding from our Financial Services operations to our Manufacturing operations were $363 million and $281 million as of October 31, 2020 and 2019, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both October 31, 2020 and 2019; financing from NFC that is secured by used truck inventory of $63 million and $25 million as of October 31, 2020 and 2019, respectively; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of October 31, 2020 and 2019, the outstanding balance under the Intercompany Revolving Loan agreement was $20 million and $16 million, respectively. There was $80 million and $40 million outstanding under a working capital loan from our Mexico financial operations to our Mexico manufacturing operations for orders received as of October 31, 2020 and 2019, respectively.
As of October 31, 2020, there were no borrowings outstanding under NI's $125 million asset-based credit facility, which is also used to secure certain outstanding letters of credit.
See Note 11, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.
Cash Flow Overview

	Year Ended October 31, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(70)	$544	$474
Net cash used in investing activities	(132)	(85)	(217)
Net cash provided by (used in) financing activities	637	(456)	181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(2)	(22)
Increase in cash, cash equivalents and restricted cash	415	1	416
Cash, cash equivalents and restricted cash at beginning of the year	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the year	$1,793	$180	$1,973

	Year Ended October 31, 2019
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by operating activities	$395	$55	$450
Net cash provided by (used in) investing activities	70	(138)	(68)
Net cash provided by (used in) financing activities	(373)	115	(258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(3)	(12)
Increase in cash, cash equivalents and restricted cash	83	29	112
Cash, cash equivalents and restricted cash at beginning of the year	1,295	150	1,445
Cash, cash equivalents and restricted cash at end of the year	$1,378	$179	$1,557

	Year Ended October 31, 2018
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$417	$(150)	$267
Net cash provided by (used in) investing activities	66	(132)	(66)
Net cash provided by financing activities	137	277	414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	5	(10)
Increase in cash, cash equivalents and restricted cash	605	—	605
Cash, cash equivalents and restricted cash at beginning of the year	690	150	840
Cash, cash equivalents and restricted cash at end of the year	$1,295	$150	$1,445
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

Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $70 million in 2020, as compared to cash provided by operating activities of $395 million and $417 million in 2019 and 2018, respectively. The net decrease in cash flow from operating activities in 2020 compared to 2019 was primarily attributable to a decrease in net income, a lower decrease in accounts receivable and a decrease in other current liabilities, partially offset by a higher decrease in inventories, a decrease in other current assets and a lower decrease in accounts payable. The lower amount of cash generation from operating activities in 2019 compared to 2018 was primarily attributable to decreases in accounts payable and other noncurrent liabilities and a higher increase in other current assets partially offset by a decrease in inventories, higher collections of accounts receivable, a decrease in intercompany receivables from Financial Services and a dividend received from Financial Services.
Cash paid for interest, net of amounts capitalized, was $160 million, $196 million, and $226 million in 2020, 2019, and 2018, respectively.
We paid $86 million, $203 million, and $186 million for 2020, 2019, and 2018, respectively, for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of trust assets, and other postretirement payments. These postretirement benefits did not include any cash payments made from trust assets to beneficiaries.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $132 million in 2020 compared to cash provided by investing activities of $70 million, and $66 million in 2019 and 2018, respectively. The decrease in cash flow from investing activities in 2020 compared to 2019 was primarily attributable to lower maturities of marketable securities and lower proceeds from asset sales, including the 2019 sales of a majority interest in Navistar Defense and our joint venture in China with JAC. The net increase in cash flow from investing activities in 2019 compared to 2018 was primarily attributable to decreases in the purchase of marketable securities and equipment leased to others, higher maturities of marketable securities and proceeds from the sale of a majority interest in Navistar Defense and the sale of our joint venture in China with JAC, partially offset by an increase in capital expenditures and lower net liquidations of marketable securities.

Manufacturing Operations Cash Flow from Financing Activities
Cash provided by financing activities was $637 million in 2020 compared to cash used in financing activities of $373 million in 2019 and cash provided by financing activities of $137 million in 2018. The net increase in cash provided by financing activities in 2020 compared to 2019 was primarily attributable to $600 million of proceeds received from the issuance of the 9.5% Senior Secured Notes, higher issuances of other long-term debt and lower principal payments on long-term debt, partially offset by lower proceeds from finance lease obligations. The net decrease in cash flow from financing activities in 2019 compared to 2018 was primarily attributable to the maturity and repayment of our 4.75% Senior Subordinated Convertible Notes in April 2019, lower proceeds from the issuance of long-term debt, lower proceeds from loans made from Financial Services operations to Manufacturing operations and lower proceeds from finance lease obligations, partially offset by lower payments on long-term debt and a decrease in the amount of debt issuance costs.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $544 million in 2020 and $55 million in 2019 as compared to cash used in operating activities of $150 million in 2018. The increase in cash provided by operating activities in 2020 was primarily due to an increase in net collections on finance receivables, partially offset by a decrease in segment profit. The net increase in cash provided by operating activities in 2019 was primarily due to the increase in segment profit realized from an improved funding strategy, partially offset by a reduction in intercompany finance fees. The increase in segment profit was partially offset by an increase in the balance of finance receivables funded, a dividend paid to the Manufacturing operations, and the repayment of intercompany payables to the Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $58 million, $91 million, and $80 million in 2020, 2019, and 2018, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used by investing activities was $85 million, $138 million and $132 million in 2020, 2019, and 2018, respectively. In 2020 the decrease in cash used by investing activities was primarily due to a decrease in purchases of equipment leased to others, and the increase in cash used by investing activities in 2019 was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used by financing activities was $456 million in 2020 compared to cash provided of $115 million and $277 million in 2019, and 2018, respectively. The net increase in cash used by financing activities in 2020 was primarily due to the repayment of borrowings from the increase in net collections of finance receivables and the decrease in borrowing requirements related to the decrease in purchases of equipment leased to others. The decrease in cash provided by financing activities in 2019 was primarily due to a lower increase in borrowing levels used to fund finance receivables and purchases of equipment leased to others, and the repayment of intercompany payables to our Manufacturing operations.
Debt
Funding of Financial Services
The Financial Services segment has traditionally relied upon secured borrowings on finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico to fund dealer and retail customer financing. As of October 31, 2020, our funding consisted of asset-backed securitization debt of $724 million, bank borrowings and revolving credit facilities of $940 million and borrowings of $170 million secured by operating and finance leases.
We use several SPEs to securitize and sell receivables. Navistar Financial Securities Corporation ("NFSC") finances wholesale notes, International Truck Leasing Corporation ("ITLC") finances operating leases and some finance leases, and TRAC finances retail accounts.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad Regulada ("NFM"), which issues debt to provide vehicle financing to our dealers and retail customers in Mexico.

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2020:

Company	Instrument Type	Total Amount	Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Wholesale note trust	$950	Eligible wholesale notes	$610	2021-2022
NFC	Credit agreement(A)	748	Finance receivables and general corporate purposes	538	2024
NFM	Bank lines	584	Finance receivables and general corporate purposes	403	2021-2025
TRAC	Revolving retail accounts	200	Eligible retail accounts	117	2021
______________________

(A)	NFM can borrow up to $100 million, if not used by NFC.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense, capital contributions from NI, and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense, capital contributions from NI, and income taxes is less than 125% of its interest expense, NI must make a capital contribution to NFC to achieve the required ratio. No such payments were required for the years ended October 31, 2020, 2019, and 2018.
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
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance. See Note 7, Property and Equipment, net, to the accompanying consolidated financial statements.
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

EBITDA reconciliation:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Net income (loss) attributable to NIC	$(347)	$221	$340
Plus:
Depreciation and amortization expense	199	193	211
Manufacturing interest expense(A)	199	207	235
Adjusted for:
Income tax (expense) benefit	59	(19)	(52)
EBITDA	$(8)	$640	$838
______________________

(A)
Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the manufacturing and corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense.

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Interest expense	$268	$312	$327
Less: Financial Services interest expense	69	105	92
Manufacturing interest expense	$199	$207	$235
Adjusted EBITDA Reconciliation:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
EBITDA (reconciled above)	$(8)	$640	$838
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	40	3	(9)
Asset impairment charges(B)	28	7	14
Restructuring of manufacturing operations(C)	2	14	(1)
MaxxForce Advanced EGR engine lawsuits(D)	—	129	1
Legal settlement(E)	58	—	—
Shy profit-sharing accrual(F)	289	—	—
Gain on sale(G)	—	(56)	—
Debt refinancing charges(H)	5	6	46
Pension settlement(I)	7	142	9
Settlement gain(J)	(1)	(3)	(72)
Total adjustments	428	242	(12)
Adjusted EBITDA	$420	$882	$826

Adjusted Net Income (Loss) attributable to NIC:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Net income (loss) attributable to NIC	$(347)	$221	$340
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	40	3	(9)
Asset impairment charges(B)	28	7	14
Restructuring of manufacturing operations(C)	2	14	(1)
MaxxForce Advanced EGR engine lawsuits(D)	—	129	1
Legal settlement(E)	58	—	—
Shy profit-sharing accrual(F)	289	—	—
Gain on sale(G)	—	(56)	—
Debt refinancing charges(H)	5	6	46
Pension settlement(I)	7	142	9
Settlement gain(J)	(1)	(3)	(72)
Total adjustments	428	242	(12)
Tax effect (K)	(71)	(40)	(1)
Adjusted net income (loss) attributable to NIC	$10	$423	$327
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

(B)
During 2020, we recorded $28 million of asset impairment charges, comprised of $16 million of asset impairment charges related to certain assets under operating leases and certain other long-lived assets in our Truck segment and $12 million of asset impairment charges related to long-lived assets in our Brazil asset group in our Global Operations segment. During 2019, we recorded $7 million of asset impairment charges relating to certain assets under operating leases in our Truck segment. During 2018, we recorded $14 million of impairment charges related to the exit of our railcar business in Cherokee, Alabama, certain long-lived assets and certain assets under operating leases in our Truck and Financial Services segments.

(C)
During 2020, we recorded net restructuring charges of $2 million due to restructuring activity throughout the organization. During 2019, we recorded charges of $14 million primarily related to cost reduction actions recorded in Costs of product sold and Restructuring charges in our Global Operations segment. During 2018, we recognized a benefit of $1 million related to adjustments for restructuring charges in our Truck, Global Operations and Corporate segments.

(D)
During 2019, we recognized a net charge of $129 million related to the MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck segment. During 2018, we recognized a charge of $1 million for a jury verdict related to the MaxxForce Advanced EGR engine lawsuits in our Truck segment.

(E)	During 2020, we recorded a charge of $58 million, including $8 million of legal and other fees, related to a proposed legal settlement with the Department of Justice, related to Navistar Defense.

(F)	During 2020, we recorded a charge of $289 million related to the Shy profit-sharing accrual.

(G)
During 2019, we recognized a gain of $51 million related to the sale of a majority interest in the Navistar Defense business in our Truck segment, and a gain of $5 million related to the sale of our joint venture in China with JAC in our Global Operations segment.

(H)
During 2020 we recorded a charge of $5 million for the write-off of debt issuance costs and discounts associated with the 6.75% Tax Exempt Bonds. During 2019, we recorded a charge of $6 million for the write-off of debt issuance costs and discounts associated with the NFC Term Loan. During 2018, we recorded a charge of $46 million for the write off of debt issuance costs and discounts associated with the repurchase of our 8.25% Senior Notes and the refinancing of our previously existing Term Loan.

(I)
During 2020, 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. As a result, we recorded pension settlement charges of $7 million, $142 million and $9 million, respectively, in Other expense, net in Corporate.

(J)
During 2020 and 2019, we recorded interest income of $1 million and $3 million, respectively, in Other expense, net derived from the prior year settlement of a business economic loss claim. During 2018, we settled a business economic loss claim relating to our Alabama engine manufacturing facility from the Deepwater Horizon Settlement Program. As a result, we recorded the net present value of the settlement of $70 million and related interest income of $2 million in Other expense, net.

(K)	Tax effect is calculated by excluding the tax impact of the non-GAAP adjustments from the tax provision calculations.

Pension and Other Postretirement Benefits
Our pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for GAAP. U.S. funding targets are determined by rules promulgated under the PPA. The PPA additionally requires underfunded plans to achieve 100% funding over a period of time. From time to time, we have discussions with and receive requests for certain information from the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC was created by ERISA to encourage the continuation and maintenance of private-sector defined benefit pension plans, provide timely and uninterrupted payment of pension benefits, and keep pension insurance premiums at a minimum. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law, impacting the minimum funding requirements for pension plans, but not otherwise impacting our accounting for pension benefits. In August 2014, the Highway and Transportation Funding Act of 2014, which included an extension of pension funding interest rate relief, was signed into law. The Bi-Partisan Budget Act of 2015 was signed into law in November of 2015 and provided for further extension of interest rate relief. These legislative measures will reduce our funding requirements over the next two years.
In 2020 and 2019, we contributed $35 million and $140 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. In 2020, we deferred $157 million of previously expected contributions until the first quarter of 2021 under the provisions of the CARES Act. In 2021 we expect to contribute approximately $320 million to meet the minimum required contributions for all plans. Future contributions are dependent upon several factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that in 2022 and 2023, we will be required to contribute approximately $170 million and $160 million, respectively, depending on asset performance and discount rates.
Our contributions to other post-employment benefit ("OPEB") plans totaled $1 million in both 2020 and 2019. Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 settlement agreement (the "1993 Settlement Agreement") between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. We expect to contribute $1 million to our OPEB plans during 2021.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation established through the 1993 Settlement Agreement. In 2020, we did not record any profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. In 2019, we recorded $21 million of profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits which was paid in the first quarter of 2020. In 2018, we recorded $30 million of profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits which was paid in the first quarter of 2019. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the year ended October 31, 2018.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations from the fair value of plan assets at year end.
The underfunded status of our pension plans on a U.S. GAAP basis increased $47 million during 2020 primarily due to a decrease in the discount rate, partially offset by changes in demographic assumptions. Our actual return on assets during 2020 was approximately 3.5% for the U.S. pension plans. The weighted average discount rates used to measure the postretirement benefit obligation ("PBO") were 2.6% and 3.1% at October 31, 2020 and 2019, respectively.
The underfunded status of our health and life insurance benefits decreased by $457 million. The decrease is primarily driven by updated per capita cost and trend assumptions due to favorable contract negotiations with insurers. Contributing to the improved funded status is an enhanced gainshare feature on the Medicare Advantage benefit in the amount of $248 million that will offset certain retiree healthcare costs and $180 million is attributable to improved pricing and rebates on prescription drugs.
We continue to seek opportunities to control our pension and other postretirement benefits expenses.
For more information, see Note 12, Postretirement Benefits, to the accompanying consolidated financial statements.

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
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2020:

	Payments Due by Year Ending October 31,
(in millions)	Total(F)	2021	2022-2023	2024-2025	2026+
Type of contractual obligation:
Long-term debt obligations(A)	$5,322	$613	$674	$1,234	$2,801
Interest on long-term debt(B)	1,293	258	472	366	197
Financing arrangements	4	3	1	—	—
Finance lease obligations(C)	2	1	1	—	—
Operating lease obligations(D)	138	35	53	27	23
Purchase obligations(E)	159	33	86	38	2
Total	$6,918	$943	$1,287	$1,665	$3,023
_____________________

(A)
Excludes offsetting discounts and issuance costs of $43 million and Financed Lease Obligations of $45 million. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.

(B)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2020 are used for variable rate debt. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.

(C)
We lease many of our facilities as well as other property and equipment under finance leases in the normal course of business. For more information, see Note 7, Property and Equipment, Net, to the accompanying consolidated financial statements.

(D)	Lease obligations for facility closures are included in operating leases. For more information, see Note 10, Leases, to the accompanying consolidated financial statements.

(E)
Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services which are not recognized in our Consolidated Balance Sheets. We also include certain contractual obligations recognized in our Consolidated Balance Sheets for which payments will be made beyond the next year.

(F)	Note that payments due in less than one year are included in 2021.
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities and because of existing net operating loss carryforwards, the preceding table excludes uncertain tax positions of $20 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 13, Income Taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our Plans in accordance with the requirements of the PPA. In 2020, we deferred $157 million of previously expected contributions until the first quarter of 2021 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). As such, we expect to contribute approximately $320 million in 2021 to meet the minimum required contributions for all Plans. We currently expect that in 2022 and 2023, we will be required to contribute $170 million to $160 million per year to the Plans, depending on asset performance and discount rates in the next several years. For additional information, see Note 12, Postretirement Benefits, to the accompanying consolidated financial statements.

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
As of October 31, 2020 and 2019, we had deferred tax asset valuation allowances of $2.0 billion in each period. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
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
We recognize interest and penalties related to uncertain tax positions as part of Income tax (expense) benefit. Total interest and penalties related to our uncertain tax positions resulted in income tax benefit of $1 million, income tax expense of less than $1 million, and income tax benefit of $1 million for the years ended October 31, 2020, 2019, and 2018 respectively.
As of October 31, 2020 and 2019, the amount of liability for uncertain tax positions was $20 million and $21 million, respectively. If these unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforwards, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income and additional paid-in capital when we meet the criteria as prescribed in the guidance.
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

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011, which rules were fully implemented in model year 2017. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available. The EPA and NHTSA adopted a final rule in October 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and will take effect for engines and vehicles manufactured in calendar year 2021 and be implemented in three stages culminating in model year 2027. EPA issued a proposed rule on March 16, 2020 containing largely technical amendments focused on the heavy duty GHG test procedures as well as other technical changes. The Company, along with the industry, is currently evaluating these changes. Canada has finalized a heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors.
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and is in the process of adopting its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024. On January 6, 2020 the EPA submitted an Advanced Notice of Proposed Rulemaking for publication in the Federal Register. Within the advanced proposal the EPA is soliciting comments towards a potential rule which would take effect in the 2027 timeframe. The EPA is considering regulatory changes to address lower NOx emissions standards, updates to test procedures to capture real world emissions, updates to certification and in-use testing protocol, extended emissions warranty and regulatory useful life. On April 18, 2019, the California Air Resources Board ("CARB") released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. On June 23, 2020 CARB solicited comments on a proposal that lowers emissions in two stages in 2024 and 2027, culminating in a NOx standard of 0.02 g. In addition, CARB proposed increasing stringency on useful life periods, warranty requirements and certification testing requirements. Navistar, with the industry trade group and other companies, intends to comment on this proposal and to participate actively in this regulatory proceeding. We do not anticipate a rule becoming final until after the 2020 calendar year. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. It issued and approved a proposal that would require between 5 and 9 percent of the heavy duty vehicle fleet sold into California to be comprised of zero emission vehicles in 2024 with the percentage increasing thereafter. This rule is not yet final, but is anticipated that it will be issued as a final rule in 2021.
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

•
Health care cost trend rates are developed based upon historical retiree cost trend data, short term health care outlook, and industry benchmarks and surveys. The OPEB liability estimate is impacted by the level of premiums paid to and gainshare received from insurers, rebates from pharmaceutical companies and government subsidies received on prescription drugs. Future levels of subsidies could also be impacted by the outcome of our Retiree Health Care Litigation (as described in Note 15, Commitments and Contingencies, to the accompanying consolidated financial statements), which could be material. The inflation assumptions used are based upon both our specific trends and nationally expected trends.

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

	October 31, 2020		2021 Expense
	Obligations
(in millions)	Pension	OPEB	Pension	OPEB
Discount rate:
Increase of 1.0%	$(271)	$(51)	$5	$—
Decrease of 1.0%	318	61	(7)	—
Expected return on assets:
Increase of 1.0%	N/A	N/A	(20)	(2)
Decrease of 1.0%	N/A	N/A	20	2
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
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2020 and 2019 aggregating $2.0 billion in each period, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the guidance.
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
Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and, at times, assessing probability weightings to certain business scenarios. Other long-lived assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, expectation of sale or disposal of an asset, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges or accelerated depreciation in future periods, which could be material.
Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Truck sales arrangements with U.S. fleet customers are often complex and non-standard, and may include pricing allowances and other sales incentives, such as rebates, financing incentives, trade allowances and residual value guarantees, for which losses are generally capped. Truck sales to fleet customers are recognized in accordance with the terms of each contract. In certain arrangements, the evaluation of financing incentives and residual value guarantees may result in the transaction being recorded as an operating lease, as we retain control in the leased property. Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to our fleet customers.
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
We record adjustments to pre-existing warranties for changes in our estimate of warranty costs for products sold in prior fiscal years. Such adjustments typically occur when claims experience deviates from historic and expected trends. We recognized a net charge for adjustments to pre-existing warranties of $40 million and $3 million in 2020 and 2019, respectively, and a benefit for adjustments to pre-existing warranties of $9 million in 2018.
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when we commit to a product recall or field campaign. In each subsequent quarter after a recall or field campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2020 warranty expense was $23 million of charges related to new field campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $27 million and $10 million in 2019 and 2018, respectively. The charges were primarily recognized as adjustments to pre-existing warranties.
As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, (a) in 2020 and 2019 in proportion to the costs expected to be incurred in satisfying the obligation under the contract and (b) in 2018 using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue. In 2020, we recognized an immaterial net benefit related to extended warranty contracts on our proprietary big-bore engines. In 2019, we recognized a net benefit of $14 million related to extended warranty contracts on our proprietary big-bore engines, which included a benefit of $13 million related to pre-existing warranties. In 2018, we recognized a net charge of $29 million related to extended warranty contracts on our proprietary big-bore engines, which included a benefit of $33 million related to pre-existing warranties. Future warranty experience, pricing of extended warranty contracts, and external market factors may cause us to recognize additional charges as losses on extended service contracts in future periods.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. At both October 31, 2020 and 2019, the net fair value of our liabilities with exposure to interest rate risk was $5 billion. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2020 and 2019, the fair value of these liabilities would increase by $110 million and $142 million, respectively. At both October 31, 2020 and 2019, the net fair value of our assets with exposure to interest rate risk was $2 billion. Interest rate risk is minimal as these assets are largely short-term in nature. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2020 and 2019, the fair value of these assets would both decrease by $5 million.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our Manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2020 and 2019, we purchased approximately $352 million and $506 million, respectively, of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing, we would have incurred additional costs of $35 million and $51 million in 2020 and 2019, respectively. Commodity price risk associated with our derivative position at October 31, 2020 and 2019 is not material to our operating results or financial position.
 Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2020 and 2019, the net fair value of our liabilities with exposure to foreign currency risk was $89 million and $159 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $9 million and $16 million at October 31, 2020 and 2019, respectively. At October 31, 2020 and 2019, the net fair value of our assets with exposure to foreign currency risk was $51 million and $108 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $5 million and $11 million at October 31, 2020 and 2019, respectively.
For further information regarding fair value estimates, please see Note 14, Fair Value Measurements to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Navistar International Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended October 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 17, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales Incentives for U.S. Fleet Customers
As discussed in Note 2 to the consolidated financial statements, the Company recognizes price allowances and the cost of incentive programs to fleet customers in connection with sales arrangements. Specifically, sales arrangements with U.S. fleet customers are often complex and non-standard, and may include price allowances and sales incentives, which include rebates, residual value guarantees, trade allowances and financing incentives.
We determined the identification and evaluation of price allowances and sales incentives offered to U.S. fleet customers to be a critical audit matter because ascertaining the population of price allowances and sales incentives within contracts involved challenging auditor judgment due to variability within the individual U.S. fleet customer contracts. In addition, evaluating the accounting impact of the price allowances and sales incentives, including measurement and timing of revenue recognition, required complex auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify the price allowances and sales incentives in the sales agreements, assess the associated accounting impacts and authorize special pricing terms. We selected a sample of contracts to read and assess the accounting treatment for significant U.S. fleet sales agreements entered into during the year. We also inspected the sample of contracts to evaluate the population and treatment of price allowances and sales incentives identified by the Company, and to assess the accounting impact of new or unusual terms. Representations of the Company were obtained to assess the listing of existing and in-process agreements and new incentives, and to determine the contractual terms constituted the entirety of the arrangements. Further, we evaluated the Company’s representations by externally confirming contractual terms and the population of agreements with certain fleet customers.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Chicago, Illinois
December 17, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Navistar International Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Navistar International Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated December 17, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chicago, Illinois
December 17, 2020

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
(in millions, except per share data)	2020	2019	2018
Sales and revenues
Sales of manufactured products, net	$7,335	$11,061	$10,090
Finance revenues	168	190	160
Sales and revenues, net	7,503	11,251	10,250
Costs and expenses
Costs of products sold	6,221	9,245	8,317
Restructuring charges	2	12	(1)
Asset impairment charges	28	7	14
Selling, general and administrative expenses	1,021	934	828
Engineering and product development costs	321	319	297
Interest expense	268	312	327
Other expense, net	32	164	48
Total costs and expenses	7,893	10,993	9,830
Equity in income of non-consolidated affiliates	2	4	—
Income (loss) before income taxes	(388)	262	420
Income tax (expense) benefit	59	(19)	(52)
Net income (loss)	(329)	243	368
Less: Net income attributable to non-controlling interests	18	22	28
Net income (loss) attributable to Navistar International Corporation	$(347)	$221	$340

Income (loss) per share attributable to Navistar International Corporation:
Basic	$(3.48)	$2.23	$3.44
Diluted	$(3.48)	$2.22	$3.41

Weighted average shares outstanding:
Basic	99.7	99.3	98.9
Diluted	99.7	99.5	99.6

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(in millions)	For the Years Ended October 31,
	2020	2019	2018
Net income (loss)	$(329)	$243	$368
Other comprehensive income (loss):
Foreign currency translation adjustment	(83)	(6)	(32)
Defined benefit plans, net of tax	322	14	323
Total other comprehensive income	239	8	291
Comprehensive income (loss)	(90)	251	659
Less: Net income attributable to non-controlling interests	18	22	28
Total comprehensive income (loss) attributable to Navistar International Corporation	$(108)	$229	$631

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
(in millions, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,843	$1,370
Restricted cash and cash equivalents	64	133
Trade and other receivables, net	273	338
Finance receivables, net	1,371	1,923
Inventories, net	763	911
Other current assets	263	277
Total current assets	4,577	4,952
Restricted cash	66	54
Trade and other receivables, net	7	10
Finance receivables, net	251	274
Investments in non-consolidated affiliates	31	31
Property and equipment, net	1,298	1,309
Operating lease right of use assets	119	—
Goodwill	38	38
Intangible assets, net	18	25
Deferred taxes, net	117	117
Other noncurrent assets	115	107
Total assets	$6,637	$6,917
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$640	$871
Accounts payable	1,278	1,341
Other current liabilities	1,453	1,363
Total current liabilities	3,371	3,575
Long-term debt	4,690	4,317
Postretirement benefits liabilities	1,705	2,103
Other noncurrent liabilities	693	645
Total liabilities	10,459	10,640
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,726	2,730
Accumulated deficit	(4,566)	(4,409)
Accumulated other comprehensive loss	(1,865)	(1,912)
Common stock held in treasury, at cost (3.5 and 3.9 shares, respectively)	(133)	(147)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,826)	(3,726)
Stockholders’ equity attributable to non-controlling interests	4	3
Total stockholders’ deficit	(3,822)	(3,723)
Total liabilities and stockholders’ deficit	$6,637	$6,917

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(329)	$243	$368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	132	140
Depreciation of equipment leased to others	63	61	71
Deferred taxes, including change in valuation allowance	(80)	(31)	4
Asset impairment charges	28	7	14
Gain on sales of investments and businesses, net	—	(56)	—
Amortization of debt issuance costs and discount	14	19	31
Stock-based compensation	25	23	32
Provision for doubtful accounts, net of recoveries	16	4	10
Equity in income of non-consolidated affiliates, net of dividends	(2)	(2)	5
Write-off of debt issuance cost and discount	5	6	43
Other non-cash operating activities	(5)	(9)	(23)
Changes in other assets and liabilities, exclusive of the effects of businesses disposed:
Trade and other receivables	36	141	(109)
Finance receivables	490	(42)	(405)
Inventories	136	103	(257)
Accounts payable	(77)	(250)	317
Other assets and liabilities	18	101	26
Net cash provided by operating activities	474	450	267
Cash flows from investing activities
Purchases of marketable securities	—	—	(251)
Sales of marketable securities	—	—	460
Maturities of marketable securities	—	102	60
Capital expenditures	(148)	(134)	(113)
Purchases of equipment leased to others	(97)	(152)	(232)
Proceeds from sales of property and equipment	13	14	11
Investments in non-consolidated affiliates	(5)	—	—
Proceeds from (payments for) sales of affiliates	19	100	(3)
Other investing activities	1	2	2
Net cash used in investing activities	(217)	(68)	(66)
Cash flows from financing activities
Proceeds from issuance of securitized debt	389	363	339
Principal payments on securitized debt	(352)	(316)	(364)
Net change in secured revolving credit facilities	(255)	12	135
Proceeds from issuance of non-securitized debt	847	209	3,248
Principal payments on non-securitized debt	(341)	(1,044)	(2,920)
Net change in notes and debt outstanding under revolving credit facilities	(74)	527	(10)
Debt issuance costs	(18)	(9)	(41)
Proceeds from financed lease obligations	—	22	63
Proceeds from exercise of stock options	4	4	8
Dividends paid by subsidiaries to non-controlling interest	(17)	(24)	(27)
Other financing activities	(2)	(2)	(17)
Net cash provided by (used in) financing activities	181	(258)	414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(12)	(10)
Increase in cash, cash equivalents and restricted cash	416	112	605
Cash, cash equivalents and restricted cash at beginning of the year	1,557	1,445	840
Cash, cash equivalents and restricted cash at end of the year	$1,973	$1,557	$1,445

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2017	$2	$10	$2,733	$(4,933)	$(2,211)	$(179)	$4	$(4,574)
Net income	—	—	—	340	—	—	28	368
Total other comprehensive income	—	—	—	—	291	—	—	291
Stock-based compensation	—	—	10	—	—	—	—	10
Stock ownership programs	—	—	(11)	—	—	18	—	7
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(27)	(27)
Stock deferral and issuance - directors	—	—	(1)	—	—	—	—	(1)
Balance as of October 31, 2018	$2	$10	$2,731	$(4,593)	$(1,920)	$(161)	$5	$(3,926)
Net income	—	—	—	221	—	—	22	243
Total other comprehensive income	—	—	—	—	8	—	—	8
ASC-606 modified retrospective adoption	—	—	—	(37)	—	—	—	(37)
Stock-based compensation	—	—	11	—	—	—	—	11
Stock ownership programs	—	—	(12)	—	—	14	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(24)	(24)
Balance as of October 31, 2019	$2	$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	(347)	—	—	18	(329)
Total other comprehensive income	—	—	—	—	239	—	—	239
Reclassification of stranded tax effects	—	—	—	192	(192)	—	—	—
Stock-based compensation	—	—	5	—	—	—	—	5
Stock ownership programs	—	—	(9)	(2)	—	14	—	3
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(17)	(17)
Balance as of October 31, 2020	$2	$10	$2,726	$(4,566)	$(1,865)	$(133)	$4	$(3,822)

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
Our fiscal year ends on October 31. As such, all references to 2020, 2019, and 2018 contained within this Annual Report on Form 10-K relate to the fiscal year, unless otherwise indicated.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $37 million and $32 million, and liabilities of $3 million and $4 million, as of October 31, 2020 and 2019, respectively. Assets include $4 million and $2 million of cash and cash equivalents as of October 31, 2020 and 2019, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified the Company of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $661 million and $927 million as of October 31, 2020 and 2019, respectively, and liabilities of $610 million and $838 million as of October 31, 2020 and 2019, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $397 million and $537 million as of October 31, 2020 and 2019, respectively, and corresponding liabilities of $288 million and $279 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have either no recourse, or limited recourse, to our general credit.
We also have an interest in other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs are not material to our financial condition, results of operations, or cash flows.
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we can exercise significant influence over operating and financial policies. Equity in income of non-consolidated affiliates includes our share of the net income of these entities.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Related Party Transactions
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group"), who holds 16.8% of our common stock, for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. During the third quarter of 2020, we informed MAN, a subsidiary of the TRATON Group, of the cancellation of a certain engine program. The parties disagree about the effects of the cancellation under the terms of the applicable agreement and are having commercial discussions related to the consequences of the program cancellation. The ultimate resolution may result in additional expenses which could be material. We are unable to estimate the amount of these expenses at this time. Revenue recognized for the years ended October 31, 2020, 2019 and 2018 was approximately $122 million, $157 million and $146 million, respectively. Net expenses incurred for the years ended October 31, 2020, 2019 and 2018 were $48 million, $37 million and $27 million, respectively, included primarily in Engineering and product development costs in our Consolidated Statements of Operations. Our receivable from TRATON Group was $18 million and $13 million as of October 31, 2020 and 2019, respectively. Our payable to TRATON Group was $90 million and $55 million as of October 31, 2020 and 2019, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. We also entered into an intellectual property agreement and a transition services agreement. For the years ended October 31, 2020 and 2019, revenue recognized was approximately $48 million and $57 million, respectively. As of October 31, 2020 and 2019, our receivables from Navistar Defense were $8 million and $29 million, respectively.
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
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. We elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2020, 2019, and 2018, we elected not to use hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
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
Impaired receivables are specifically identified and segregated from the remaining portfolio. The expected loss on impaired receivables is fully reserved in a separate calculation as a specific reserve based on the unique ability of the customer to pay the estimated value of the collateral. The historical loss experience and portfolio quality trends of the retail portfolio segment compared to the wholesale portfolio segment are inherently different. A specific reserve on impaired retail receivables is recorded if the estimated fair value of the underlying collateral, net of selling costs, is less than the principal balance of the receivable. We calculate a general reserve on the remaining loan portfolio by applying loss ratios which are determined using actual loss experience and customer payment history, in conjunction with current economic and portfolio quality trends.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Inventories
Inventories are valued at the lower of cost and net realizable value ("NRV"). Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $135 million at October 31, 2020 compared to $200 million at October 31, 2019, offset by reserves of $37 million in both periods.
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
The following table presents our used truck reserve:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Balance at beginning of period	$37	$31	$110
Additions charged to expense(A)	99	69	50
Deductions/Other adjustments(B)	(99)	(63)	(129)
Balance at end of period	$37	$37	$31
_________________________

(A)	Additions charged to expense reflects the increase of the reserve for inventory on hand.

(B)	Deductions/Other adjustments include reductions of the reserve related to the sale of units.
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
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We review residual values periodically to determine that recorded amounts are appropriate, and the equipment is not impaired.
Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life or productive capacity of an asset and we capitalize interest on major construction and development projects while in progress.
Gains or losses on disposition of property and equipment are recognized in Other expense, net.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value.
During 2020, we identified a triggering event related to our operations in Brazil due to the impacts of the COVID-19 pandemic, which resulted in declines in actual and forecasted results. We performed an impairment test as of April 30, 2020 on the long-lived assets of the Brazilian asset group. As a result, we recorded impairment charges of $12 million in our Global Operations segment. We also concluded that we had triggering events related to certain trucks under operating leases, due to declines in expected residual values, and certain other long-lived assets. As a result, we recorded charges of $10 million and $6 million, respectively, in our Truck segment. It is reasonably possible that within the next twelve months, we could recognize additional impairment charges for certain trucks under operating leases where Navistar is a lessor, which could be material, if we experience continued declines in excess of our forecasted expected residual values, as a result of the COVID-19 pandemic, the demand for used trucks or a change in the mix of sales through various market channels.
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
Included in equipment leased to others are trucks that we produced or acquired to lease to customers as well as equipment that is financed by Bank of Montreal ("BMO") that does not qualify for revenue recognition, as we retained control of the leased property, which are accounted for as operating leases. In the Consolidated Statement of Cash Flows, the related expenditures are reflected as the Purchases of equipment leased to others in the investing section.
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
Pensions and Postretirement Benefits
We use actuarial methods and assumptions to account for our pension plans and other postretirement benefit plans. Pension and other postretirement benefits expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets, the straight-line amortization of net actuarial gains and losses and plan amendments, and adjustments due to settlements and curtailments. For more information regarding pension plans and other postretirement benefit plans see Note 12, Postretirement Benefits.
Engineering and Product Development Costs
Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products and are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred and are included in SG&A expenses. These costs totaled $17 million, $31 million, and $31 million for the years ended October 31, 2020, 2019, and 2018, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, SG&A expenses, or Other expense, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.
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
When we identify cost effective opportunities to address issues in products sold or corrective actions for safety issues, we initiate product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when we commit to a product recall or field campaign. Each subsequent quarter after a recall or campaign is initiated the recorded liability balance is analyzed, reviewed, and adjusted if necessary to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively. Included in 2020 warranty expense were $23 million of charges related to new campaign issuances as well as changes in estimates of previously issued campaigns, as compared to $27 million and $10 million in 2019 and 2018, respectively. The charges were primarily recognized as adjustments to pre-existing warranties. As we continue to identify opportunities to improve the design and manufacturing of our engines we may incur additional charges for product recalls and field campaigns to address identified issues.
Optional extended warranty contracts can be purchased for periods ranging from one to ten years. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, (a) in 2020 and 2019 in proportion to the costs expected to be incurred in satisfying the obligation under the contract and (b) in 2018 using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We recognize losses on defined pools of extended warranty contracts when the expected costs for a given pool of contracts exceed related unearned revenue.

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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Balance at beginning of period	$510	$529	$629
Costs accrued and revenues deferred	162	249	211
Adjustments to pre-existing warranties(A)	40	3	(9)
Payments and revenues recognized	(263)	(283)	(303)
Other adjustments(B)	—	12	1
Balance at end of period	449	510	529
Less: Current portion	209	233	255
Noncurrent accrued product warranty and deferred warranty revenue	$240	$277	$274
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

(B) Other adjustments in 2019 include a $14 million increase in revenues deferred in connection with the adoption of the new revenue standard (as defined below regarding Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606), partially offset by a $2 million reduction in liability related to the sale of a majority interest in our defense business, Navistar Defense. In 2018, Other adjustments relates to $1 million currency translation adjustments.
In 2020, we recognized an immaterial net benefit related to extended warranty contracts on our proprietary big-bore engines. In 2019, we recognized a net benefit of $14 million related to extended warranty contracts on our proprietary big-bore engines, which included a benefit of $13 million related to pre-existing warranties. In 2018, we recognized a net benefit of $29 million related to extended warranty contracts on our proprietary big-bore engines, which included a benefit of $33 million related to pre-existing warranties.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized a net foreign currency transaction gain of $5 million in 2020, and net foreign currency transaction losses of $4 million, and $2 million in 2019 and 2018, respectively, which were recorded in Other expense, net.
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
We apply the intraperiod tax allocation rules to allocate income taxes among continuing operations, other comprehensive income (loss), and additional paid-in capital when we meet the criteria as prescribed in the rules.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, tax contingency accruals and valuation allowances, product warranty accruals, used truck inventory valuations, asbestos and other product liability accruals, asset impairment charges, restructuring charges and litigation-related accruals. Actual results could differ from our estimates.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of October 31, 2020, approximately 6,500, or 98%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. In January 2019, certain of our United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represented employees executed a new six-year master collective bargaining agreement with a ratification date of December 17, 2018 that replaced the prior agreement which expired in October 2018. Our future operations may be affected by changes in governmental procurement policies, budget considerations, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Recently Adopted Accounting Standards
In February 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". This ASU provides guidance on a reclassification from accumulated other comprehensive income to retained earnings for the effect of the tax rate change resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. We adopted this ASU on November 1, 2019 which resulted in a decrease to Accumulated deficit and an increase of Accumulated other comprehensive loss on our Consolidated Balance Sheet in the amount of $192 million related to the reclassification of the stranded tax effects.
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
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For more information on leases, refer to Note 10, Leases.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Consolidated Statement of Operations and prospectively, on and after the adoption date, for the capitalization of the service cost component of net periodic benefit cost in assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on November 1, 2018, using a retrospective approach, which resulted in a reclassification of certain net periodic benefit costs from Selling, general and administrative ("SG&A") expenses to Other expense, net in our Consolidated Statements of Operations in the amount of $94 million for the year ended October 31, 2018. See Note 12, Postretirement Benefits for additional information.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-13. This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective transition. This ASU is effective for us in the first quarter of fiscal year 2021. The impact of this ASU on our consolidated financial statements will primarily result from our Financial Services operations and certain financial guarantees. We have developed models that capture the relationship between commonly available economic indicators and historical loss rates and default probabilities from which we expect to estimate credit losses throughout the amortization period of our finance and trade receivables and certain other credit exposures. Considering the economic conditions and forecasts existing as of November 1, 2020, the adoption will increase our credit loss allowance and other current liabilities by an immaterial amount using the modified retrospective method prescribed in this ASU.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

2. Revenue
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Year Ended October 31, 2020
Truck products and services(A)	$4,590	$—	$—	$—	$12	$4,602
Truck contract manufacturing	356	—	—	—	—	356
Used trucks	189	—	—	—	—	189
Engines	—	198	190	—	—	388
Parts	3	1,643	52	—	—	1,698
Extended warranty contracts	102	—	—	—	—	102
Sales of manufactured products, net	5,240	1,841	242	—	12	7,335
Retail financing(C)	—	—	—	146	(9)	137
Wholesale financing(C)	—	—	—	31	—	31
Finance revenues	—	—	—	177	(9)	168
Sales and revenues, net	$5,240	$1,841	$242	$177	$3	$7,503

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Year Ended October 31, 2019
Truck products and services(A)(B)	$7,727	$—	$—	$—	$12	$7,739
Truck contract manufacturing	399	—	—	—	—	399
Used trucks	257	—	—	—	—	257
Engines	—	309	232	—	—	541
Parts	5	1,930	77	—	—	2,012
Extended warranty contracts	113	—	—	—	—	113
Sales of manufactured products, net	8,501	2,239	309	—	12	11,061
Retail financing(C)	—	—	—	145	(3)	142
Wholesale financing(C)	—	—	—	48	—	48
Finance revenues	—	—	—	193	(3)	190
Sales and revenues, net	$8,501	$2,239	$309	$193	$9	$11,251
________________________

(A)	Includes other markets primarily consisting of Bus, Export Truck and Mexico.
(B) Includes military sales of $62 million. In December 2018, we completed the sale of a 70% equity interest in Navistar Defense. See Note 3, Restructuring, Impairments and Divestitures for additional information.

(C)
Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $58 million and $31 million, respectively, for the year ended October 31, 2020, and $56 million and $48 million, respectively, for the year ended October 31, 2019.

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Truck sales arrangements with U.S. fleet customers are often complex and non-standard, and may include pricing allowances and other sales incentives, such as rebates, financing incentives, trade allowances and residual value guarantees, for which losses are generally capped. Truck sales to fleet customers are recognized in accordance with the terms of each contract. In certain arrangements, the evaluation of financing incentives and residual value guarantees may result in the transaction being recorded as an operating lease, as we retain control in the leased property. Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to our fleet customers.
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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in 2020.
Contract Balances
Most of our contracts are for a period of less than one year. We have certain long-term contract manufacturing and extended warranty contracts that extend beyond one year. We record deferred revenue, primarily related to extended warranty contracts, when we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract. This deferred revenue represents contract liabilities which are included in our Consolidated Balance Sheets as components of current and long-term liabilities. The amount of manufacturing contract liabilities as of October 31, 2020 is not material to our consolidated financial statements.
The amount of deferred revenue related to extended warranty programs was $245 million, $279 million, and $255 million at October 31, 2020, 2019, and 2018, respectively. Revenue recognized under our extended warranty programs was $101 million, $113 million, and $104 million for the years ended October 31, 2020, 2019, and 2018, respectively. We expect to recognize revenue under our extended warranty programs of approximately $89 million in 2021, $73 million in 2022, $45 million in 2023, $23 million in 2024, $8 million in 2025 and an aggregate amount of $7 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. As a practical expedient, we recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. We had no contract costs capitalized as of October 31, 2020 and 2019.
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
For those areas that fall outside our strategic businesses, we are evaluating alternatives which could result in additional restructuring and other related charges in the future, including but not limited to: (i) impairments, (ii) accelerated depreciation, (iii) costs for employee and contractor termination and other related benefits, and (iv) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
During 2020, we recorded net restructuring charges of $2 million. This includes $7 million of charges due to restructuring activity throughout the organization partially offset by $5 million of benefit related to adjustments on the previously recorded charges in our Global Operations segment.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Global Operations restructuring activities
During 2019, we ceased production at our MWM Motores engine facility in Jesus Maria, Argentina and initiated structural cost reductions in Brazil. As a result, we recognized charges of $3 million of inventory reserves and other related charges in Costs of products sold and $11 million in Restructuring charges in our Consolidated Statements of Operations in our Global Operations segment.
During 2018, we recognized a benefit of $1 million upon the completion of cost-reduction actions impacting our workforce in Brazil. These impacts were recorded in our Global Operations segment within Restructuring charges in our Consolidated Statements of Operations.
Asset Impairments
During 2020, we identified a triggering event related to our operations in Brazil due to the impacts of the COVID-19 pandemic, which resulted in declines in actual and forecasted results. We performed an impairment test as of April 30, 2020 on the long-lived assets of the Brazilian asset group. As a result, we recorded charges of $12 million in our Global Operations segment.
During 2020, 2019 and 2018, we concluded that we had triggering events primarily related to certain trucks under operating leases, due to declines in expected residual values. As a result, we recorded charges of $10 million, $6 million, and $5 million, respectively, in our Truck segment.
During 2020, 2019 and 2018, we concluded that we had triggering events related to certain long-lived assets. As a result, we recorded charges of $6 million and $1 million in our Truck Segment in 2020 and 2019, respectively, and charges of $6 million and $1 million in our Truck segment and Financial Services segment, respectively, in 2018.
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
See Note 14, Fair Value Measurements, for information on the valuation of impaired operating leases and other assets.
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
The Navistar Defense purchase price, adjusted for certain calendar year 2018 chargeouts, was approximately $140 million, which was subject to additional adjustments for working capital, transfers of certain liabilities and commitments, and other items. The transaction also included an immaterial amount of additional consideration, not included in the gain on the sale, based on cash proceeds from certain contracts which exceed defined thresholds.
During 2019, we recognized a gain on the sale in our Truck segment of $51 million in Other expense, net in our Consolidated Statements of Operations.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total assets of our Financial Services operations net of intercompany balances were $2.2 billion and $2.8 billion as of October 31, 2020 and 2019, respectively.
Included in total assets of our Financial Services operations are finance receivables of $1.6 billion and $2.2 billion as of October 31, 2020 and 2019, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

In connection with the COVID-19 pandemic, we have received extension requests from certain customers in the retail note and finance lease portfolios. These requests were generally granted for short-term extensions (6 months or less), without interest or principal forgiveness. The related credit exposure was not material to the consolidated financial statements. We will continue to monitor our portfolios in light of the ongoing economic uncertainties resulting from the COVID-19 pandemic. We may offer additional extensions and modifications to customers going forward in order to maximize the recoverability of outstanding receivable balances.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

	As of October 31,
(in millions)	2020	2019
Retail portfolio	$622	$854
Wholesale portfolio	1,025	1,366
Total finance receivables	1,647	2,220
Less: Allowance for doubtful accounts	25	23
Total finance receivables, net	1,622	2,197
Less: Current portion, net(A)	1,371	1,923
Noncurrent portion, net	$251	$274
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2020, contractual maturities of our finance receivables are as follows:

(in millions)	Retail Portfolio	Wholesale Portfolio	Total
Due in:
2021	$384	$1,025	$1,409
2022	133	—	133
2023	87	—	87
2024	49	—	49
2025	19	—	19
Thereafter	4	—	4
Gross finance receivables	676	1,025	1,701
Less: Unearned finance income	54	—	54
Total finance receivables	$622	$1,025	$1,647

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of October 31, 2020 and 2019, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $649 million and $874 million as of October 31, 2020 and 2019, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $182 million and $358 million as of October 31, 2020 and 2019, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the portion of Finance revenues from our Financial Services segment:

	As of October 31,
(in millions)	2020	2019	2018
Retail notes and finance leases revenue	$63	$60	$50
Wholesale notes interest	59	118	105
Operating lease revenue	85	86	72
Retail and wholesale accounts interest	10	33	30
Gross finance revenues	217	297	257
Less: Intercompany revenues	40	104	97
Finance revenues	$177	$193	$160

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
The following tables present the activity related to our allowance for doubtful accounts for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables:

	For the Year Ended October 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$20	$3	$21	$44
Provision for doubtful accounts	12	(1)	5	16
Charge-offs	(9)	—	(2)	(11)
Recoveries	1	—	—	1
Other(A)	(1)	—	(5)	(6)
Allowance for doubtful accounts, at end of period	$23	$2	$19	$44

	For the Year Ended October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$19	$3	$28	$50
Provision for doubtful accounts	5	—	(1)	4
Charge-offs	(6)	—	(6)	(12)
Recoveries	2	—	—	2
Allowance for doubtful accounts, at end of period	$20	$3	$21	$44

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended October 31, 2018
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts, at beginning of period	$17	$3	$28	$48
Provision for doubtful accounts	7	—	3	10
Charge-offs	(7)	—	(1)	(8)
Recoveries	3	—	—	3
Other(A)	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$19	$3	$28	$50
____________________

(A)	Amounts include impact from currency translation.
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
The following table presents information regarding impaired finance receivables:

	October 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$31	$—	$31	$23	$—	$23
Impaired finance receivables without specific loss reserves	—	—	—	1	—	1
Specific loss reserves on impaired finance receivables	12	—	12	11	—	11
Finance receivables on non-accrual status	31	—	31	24	—	24

The average balances of the impaired finance receivables in the retail portfolio were $29 million and $21 million for the years ended October 31, 2020 and 2019, respectively. See Note 14, Fair Value Measurements, for information on the valuation of impaired finance receivables.
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
We use the aging of our receivables as well as other inputs when assessing credit quality. The following table presents the aging analysis for finance receivables:

	October 31, 2020			October 31, 2019
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$558	$1,024	$1,582	$753	$1,365	$2,118
30-90 days past due	44	1	45	76	1	77
Over 90 days past due	20	—	20	25	—	25
Total finance receivables	$622	$1,025	$1,647	$854	$1,366	$2,220

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Inventories
The following table presents the components of Inventories in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2020	2019
Finished products	$516	$640
Work in process	25	21
Raw materials	222	250
Total inventories, net	$763	$911

7. Property and Equipment, Net
The following table presents the components of Property and equipment, net in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2020	2019
Land	$115	$97
Buildings	561	572
Leasehold improvements	15	13
Machinery and equipment	1,848	2,031
Furniture, fixtures, and equipment	414	471
Equipment leased to others	561	562
Construction in progress	119	51
Total property and equipment, at cost	3,633	3,797
Less: Accumulated depreciation and amortization	2,335	2,488
Property and equipment, net	$1,298	$1,309

Certain of our property and equipment serve as collateral for borrowings. See Note 11, Debt, for description of borrowings.
Equipment leased to others and assets under financing arrangements and finance lease obligations are as follows:

	As of October 31,
(in millions)	2020	2019
Equipment leased to others	$561	$562
Less: Accumulated depreciation	144	126
Equipment leased to others, net	$417	$436

Buildings, machinery, and equipment under financing arrangements and finance lease obligations	$6	$20
Less: Accumulated depreciation and amortization	4	18
Assets under financing arrangements and finance lease obligations, net	$2	$2

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the years ended October 31, 2020, 2019, and 2018, depreciation expense, amortization expense related to assets under financing arrangements and finance lease obligations, and interest capitalized on construction projects are as follows:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Depreciation expense	$135	$129	$133
Depreciation of equipment leased to others	63	61	71
Amortization expense	—	—	2
Interest capitalized	2	1	2

Certain depreciation expense on buildings used for administrative purposes is recorded in SG&A expenses.
Capital Expenditures
At October 31, 2020, 2019, and 2018, commitments for capital expenditures were $212 million, $37 million, and $36 million, respectively. At October 31, 2020, 2019, and 2018, liabilities related to capital expenditures that are included in accounts payable were $76 million, $46 million, and $50 million, respectively.
Asset Retirement Obligations
We have numerous asset retirement obligations in connection with certain owned and leased locations, leasehold improvements, and sale and leaseback arrangements. Certain of our production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation. The fair value of the conditional asset retirement obligations as of the balance sheet date has been determined to be immaterial. Asset retirement obligations relating to the cost of removing improvements to leased facilities or returning leased equipment at the end of the associated agreements are not material.
8. Goodwill and Other Intangible Assets, Net
For our reporting units with goodwill or intangible assets not subject to amortization, we perform impairment tests on an annual basis on August 1, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill is included in our Parts segment. As part of our goodwill impairment analysis for this reporting unit in the current year, we performed a qualitative assessment. Our intangible assets that are not subject to amortization include a trademark in our Brazilian engine reporting unit within our Global Operations segment of $12 million and $17 million as of October 31, 2020 and 2019, respectively.
Information regarding our intangible assets that are subject to amortization is as follows:

	As of October 31, 2020
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$61	$83	$144
Accumulated amortization	(61)	(77)	(138)
Net of amortization	$—	$6	$6

	As of October 31, 2019
(in millions)	Customer Base and Relationships	Trademarks, Patents and Other	Total
Gross carrying value	$66	$84	$150
Accumulated amortization	(66)	(76)	(142)
Net of amortization	$—	$8	$8

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We recorded amortization expense for our finite-lived intangible assets of $2 million, $3 million, and $7 million for the years ended October 31, 2020, 2019, and 2018, respectively. Future estimated amortization expense for our finite-lived intangible assets for the remaining years is as follows:

(in millions)	Estimated Amortization
2021	$1
2022	1
2023	1
2024	1
2025	—
Thereafter	2

9. Investments in Non-consolidated Affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 30% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. We account for them using the equity method of accounting. We made no new and incremental investments in these non-consolidated affiliates for 2020 and 2019.
The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	(Unaudited)
(in millions)	2020	2019
Assets:
Current assets	$158	$186
Noncurrent assets	92	128
Total assets	$250	$314
Liabilities and equity:
Current liabilities	$73	$96
Noncurrent liabilities	58	93
Total liabilities	131	189
Partners' capital and stockholders' equity:
NIC	31	32
Third parties	88	93
Total partners' capital and stockholders' equity	119	125
Total liabilities and equity	$250	$314

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	(Unaudited)
(in millions)	2020	2019	2018
Net sales	$348	$391	$505
Costs, expenses, and income tax expense	344	385	507
Net income (loss)	$4	$6	$(2)

We recorded sales to certain of these affiliates totaling $45 million, $61 million, and $4 million in 2020, 2019, and 2018, respectively. We also purchased $74 million, $123 million, and $166 million of products and services from certain of these affiliates in 2020, 2019, and 2018, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

(in millions)	2020	2019
Receivables due from affiliates	$7	$32
Payables due to affiliates	8	13

10. Leases

We account for a lease when an asset has been identified and when the contract conveys the right to control the use of the identified asset in exchange for consideration for a period of time. We determine whether an arrangement is or contains a lease at inception.
Lessee
We lease certain land, buildings, and equipment under operating and finance leases for our distribution centers, manufacturing facilities and our corporate offices, expiring at various dates through 2030. Operating leases generally have 1 to 20 year terms, with options to extend the lease. Terms are generally negotiated at the time of renewal. Options to terminate are not common and may be included at the discretion of the lessor. Certain leases may include provisions for rent escalation based on actual costs incurred by the lessor. Variable lease payments, which are not material, are not included as right of use assets or lease liabilities in our Consolidated Balance Sheets and are expensed as incurred. Generally, our lease agreements do not contain any residual value guarantees or restrictive covenants.
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
We sublease certain real estate to third parties. Rental income from subleases for the years ended October 31, 2020, 2019 and 2018 was $3 million, $3 million and $5 million, respectively.
We generally combine fixed lease and non-lease components for those leases we have entered into or reassessed after the adoption of the new lease standard. These assets primarily include real estate, manufacturing equipment and vehicles. The implicit rate of the majority of our leases is not known; therefore, we use our incremental borrowing rate in determining the present value of lease payments. For leases denominated in a foreign currency, the incremental borrowing rate is adjusted by replacing the U.S. credit-free spread with that of the specific country.
For the year ended October 31, 2020, we incurred operating lease costs recorded in Costs of products sold of $9 million and operating lease costs recorded in SG&A expenses of $25 million. These charges were recognized in our Consolidated Statements of Operations. Finance lease costs were not material to our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents balance sheet information related to operating leases:

(in millions)	As of October 31, 2020
Operating lease right of use assets	$119
Finance lease right of use assets(A)	2
Total right of use assets	$121
Operating lease liabilities
Other current liabilities	$30
Other noncurrent liabilities	92
Finance lease liabilities
Notes payable and current maturities of long-term debt	1
Long-term debt	1
Total lease liabilities	$124
_________________________

(A)	Finance lease right of use assets are included in Property and Equipment, net on our Consolidated Balance Sheets.

The following table presents maturities of lease liabilities:

	As of October 31, 2020
(in millions)	Finance Leases	Operating Leases
2021	$1	$35
2022	1	30
2023	—	23
2024	—	17
2025	—	10
Thereafter	—	23
Total lease payments	2	138
Less: Present value discount	—	16
Total lease liabilities	$2	$122

The following table presents cash flow information related to operating leases:

(in millions)	For the Year Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40
Right of use assets obtained in exchange for lease liabilities	$44
The following table presents the weighted-average remaining lease term and discount rate:

	As of October 31, 2020
	Finance Leases	Operating Leases
Weighted-average remaining lease term	3.4	5.42
Weighted-average discount rate	4.3%	4.5%

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Lessor

We primarily lease trucks, tractors, and trailers to retail customers and dealers in the U.S. and Mexico through our Financial Services segment. These leases are classified as either operating or finance leases, expire at various dates, and typically have terms which allow an extension or fair value options to purchase the asset at the end of the lease term. The terms of leases generally range from 2 to 7 years, though extension periods may be for a shorter time. Our Financial Services segment manages the relationship with Navistar Capital (a program of BMO Harris Bank N.A. and Bank of Montreal (together, “BMO”)). Navistar Capital is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. For certain Navistar Capital financed contracts which contain an end of term option for us to purchase the leased equipment if the customer declines to do so, we recognize the equipment subject to an operating lease as an asset on our Consolidated Balance Sheets. For more information related to the BMO arrangement, see Note 15, Commitments and Contingencies. We have also leased certain real estate to third parties to manage excess capacity through our Corporate segment.

We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment leased under operating lease agreements represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We work with our customers and dealers to manage the sale of lease returns and the recovery of residual exposure. We also review residual values periodically to determine that recorded amounts are appropriate and the equipment is not impaired. For more information on key inputs and valuation methodologies in evaluating impairment of assets under operating lease agreements, see Note 14, Fair Value Measurements. For more information regarding impaired finance receivables see Note 5, Allowance for Doubtful Accounts, and Note 3, Restructuring, Impairments and Divestitures for impaired assets under operating leases.

The following table presents revenue from finance and operating leases, included in our Consolidated Statements of Operations:

	For the Year Ended October 31, 2020
(in millions)	Finance Leases(A)	Operating Leases
Sales of manufactured products, net	$—	$22
Finance revenues	31	75
Other expense, net	—	5
Total lease revenue	$31	$102
_______________________
(A) Finance revenues consist primarily of interest income. Additional fees, such as late fees, are not material to our consolidated financial statements.

The following table presents the carrying amount of equipment leased to others, included in Property and Equipment, net in our Consolidated Balance Sheets:

(in millions)	October 31, 2020	October 31, 2019
Equipment leased to others, at original cost	$561	$562
Less: Accumulated depreciation	144	126
Equipment leased to others, net	$417	$436

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents payments due from operating leases:

(in millions)	October 31, 2020
2021	$95
2022	83
2023	76
2024	53
2025	29
Thereafter	38
Total	$374

The following table presents maturities of finance lease receivables reconciled to the net investment in finance leases:

(in millions)	October 31, 2020
2021	$83
2022	68
2023	44
2024	26
2025	11
Thereafter	2
Total	234
Less: Unearned interest income	48
Net investment in finance leases	$186

Operating and finance lease contracts generally may be repaid or refinanced prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash.
11. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

	As of October 31,
(in millions)	2020	2019
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $5 and $6, respectively, and unamortized debt issuance costs of $8 and $10, respectively	$1,543	$1,556
9.5% Senior Secured Notes, due 2025, net of unamortized debt issuance costs of $11	589	—
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $13 and $15, respectively	1,087	1,085
Loan Agreement related to 4.75% Tax-Exempt Bonds, due 2040, net of unamortized debt issuance costs of $2	223	—
Loan Agreement related to 6.75% Tax-Exempt Bonds, due 2040, net of unamortized debt issuance costs of $5	—	220
Financed lease obligations	45	60
Other	9	11
Total Manufacturing operations debt	3,496	2,932
Less: Current portion	45	32
Net long-term Manufacturing operations debt	$3,451	$2,900

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31,
(in millions)	2020	2019
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $3 and $4, respectively	$724	$991
Bank credit facilities, at fixed and variable rates, due dates from 2021 through 2025, net of unamortized debt issuance costs of $1 and $1, respectively	940	1,059
Commercial paper, at variable rates, program matures in 2022	—	84
Borrowings secured by operating and finance leases, at various rates, due serially through 2024	170	122
Total Financial Services operations debt	1,834	2,256
Less: Current portion	595	839
Net long-term Financial Services operations debt	$1,239	$1,417

Manufacturing Operations
Senior Secured Term Loan Credit Agreement
We have a senior secured term loan credit facility in an aggregate principal amount of $1.6 billion (“Term Loan Credit Agreement”), guaranteed by Navistar International Corporation and twelve of its subsidiaries. Under the terms of the Term Loan Credit Agreement, the interest rate on the outstanding loan is based, at our option, on an adjusted Eurodollar Rate, plus a margin of 3.50%, or a Base Rate, plus a margin of 2.50%. The Term Loan Credit Agreement requires quarterly amortization payments of $4 million with the balance due at maturity on November 6, 2024. A portion of the proceeds from the Term Loan Credit Agreement was used to repay all outstanding loans under our previously existing Senior Secured Term Loan Credit Facility ("Term Loan"), to redeem a portion of the previously outstanding 8.25% senior notes ("8.25% Senior Notes") and to pay accrued and unpaid interest thereon, and pay certain transaction fees and expenses incurred in connection with the new Term Loan Credit Agreement.
Upon the repayment of the Term Loan in the first quarter of 2018, we recorded approximately $16 million of charges related to the extinguishment of unamortized debt issuance costs associated with the Term Loan, included in Other expense, net on our Consolidated Statements of Operations.
9.5% Senior Secured Notes, due 2025
On April 27, 2020, we issued $600 million aggregate principal amount of 9.5% senior secured notes, due 2025 ("9.5% Senior Secured Notes"). Interest is payable on May 1 and November 1 of each year beginning on November 1, 2020 until the maturity date of May 1, 2025. The proceeds from the 9.5% Senior Secured Notes are being used for general corporate purposes in addition to certain transaction fees and expenses incurred in connection with the new 9.5% Senior Secured Notes. Debt issuance costs of $12 million were recorded as a direct deduction from the carrying amount and will be amortized through Interest expense over the life. The 9.5% Senior Secured Notes are subject to specific redemption pricing, restrictive payments, and change of control provisions.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Loan Agreement related to the Tax-Exempt Bonds and Recovery Zone Facility Revenue Refunding Bonds
On November 6, 2017, there was an amendment to the Tax-Exempt Bonds that increased the interest rate to 6.75% and granted of a junior priority lien on certain collateral securing the Company's Term Loan Credit Agreement. We entered into the First Amendment to Loan Agreement with The County of Cook, Illinois and the First Amendment to Loan Agreement with the Illinois Finance Authority (“Tax-Exempt Bond Amendments”) to adjust various covenants included in the loan agreements relating to the Tax-Exempt Bonds, including to permit the Company to incur secured debt up to $1.7 billion, in exchange for a coupon increase from 6.50% to 6.75% and the grant of a junior priority lien on certain collateral securing the Company’s Term Loan Credit Agreement. The Tax-Exempt Bonds were repaid on October 15, 2020 using the proceeds from the 2020 Bonds (as defined below). The early repayment of these Tax-Exempt Bonds resulted in the write off of unamortized debt issuance costs of $5 million.
On August 4, 2020, we completed a certain tax-exempt bond refinancing in which the Illinois Finance Authority (the “IFA”) issued and sold $225 million aggregate principal amount of Recovery Zone Facility Revenue Refunding Bonds (Navistar International Corporation Project) Series 2020 due October 15, 2040 ("the 2020 Bonds"). The proceeds from the issuance of the 2020 Bonds were used, together with certain other funds of the Company, for the purposes of refunding (1) the $135 million aggregate principal amount of IFA Recovery Zone Facility Revenue bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 and (2) $90 million aggregate principal amount of The County Cook, Illinois Recovery Zone Facility Revenue Bonds (Navistar International Corporation Project), Series 2010 due October 15, 2040 (collectively the "2010 Bonds") on October 15, 2020. The interest rate on the 2020 Bonds is 4.75%. The 2020 Bonds were issued pursuant to an indenture of trust and the proceeds of the 2020 Bonds were loaned by IFA to the Company pursuant to a loan agreement and promissory note, each dated as of July 1, 2020. The payment of principal and interest on the 2020 Bonds is guaranteed under a guarantee issued by NI. The 2020 Bonds are special, limited obligations of the IFA, payable out of the revenues and income derived under the related loan agreement, promissory note and guarantee. Beginning on August 1, 2030, the 2020 Bonds are subject to optional redemption at the direction of the Company, in whole or in part. In addition, if the Company is acquired by TRATON SE or one of its affiliates, the Company may, at its option, redeem all, but not less than all, of the 2020 Bonds. In each case, the Company will pay a redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The 2020 Bonds are senior unsecured general obligations with a subsidiary guaranty from NI.
Financed Lease Obligations
Prior to the adoption of ASC 842, we accounted for as borrowings certain third-party equipment financings by BMO (as defined in Note 15, Commitments and Contingencies), our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The initial transactions did not qualify for revenue recognition as we retained control of the leased property. As a result, the proceeds from the transfers were recorded as a financed lease obligation and amortized to revenue over the term of the financing. The remaining obligation will be amortized through 2024, with interest rates ranging from 3.77% to 5.91%.
Amended and Restated Asset-Based Credit Facility
We have a $125 million asset-based credit facility ("Amended and Restated Asset-Based Credit Facility") which has a maturity date of August 2022. The borrowing base of the revolving facility is secured by a first priority security interest in certain of NI's aftermarket parts inventory locations and contains customary covenants, representations and warranties. Our borrowing capacity is subject to a $13 million liquidity block and is impacted by outstanding standby letters of credit issued under this facility and the amount of eligible inventory. Borrowings under the Amended and Restated Asset-Based Credit Facility accrue interest at a rate equal to a base rate or an adjusted LIBOR rate plus a spread. The spread is 175 basis points for Base Rate borrowings and 275 basis points for LIBOR borrowings. As of October 31, 2020 and 2019, we had no borrowings outstanding but did have availability to borrow under the Amended and Restated Asset-Based Credit Facility. Amounts borrowed under this facility for the twelve months ended October 31, 2020 were $60 million. Repayments under this facility for the twelve months ended October 31, 2020, were $60 million. These borrowings and repayments are classified under the line item Net change in secured revolving credit facilities in the Consolidated Statements of Cash Flows. There were no borrowings or repayments in the years ended 2019 and 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Financial Services Operations
Asset-backed Debt
In December 2017, the maturity date of the variable funding notes ("VFN") facility was extended from May 2018 to December 2018, and the maximum capacity was reduced from $425 million to $350 million. In November 2018, the maturity of the VFN facility was extended from December 2018 to May 2020. In April 2019, the VFN facility capacity was temporarily increased from $350 million to $550 million until the earlier of June 28, 2019, or the completion of a qualifying wholesale asset-backed term facility. In June 2019, the capacity decreased from $550 million to $350 million, upon the sale of $300 million of two-year investor notes by Navistar Financial Securities Corporation ("NFSC"). Proceeds were used, in part, to replace the $250 million of investor notes that matured in June 2019. In May 2020, the maturity date of the VFN facility was extended to May 2021, and the maximum capacity remained $350 million. The VFN facility and investor notes are secured by assets of the wholesale note owner trust. Amounts borrowed under this facility for the twelve months ended October 31, 2020, 2019 and 2018 were $300 million, $1,495 million and $590 million, respectively. Repayments under this facility for the twelve months ended October 31, 2020, 2019 and 2018 were $515 million, $1,540 million and $455 million, respectively. These borrowings and repayments are classified under the line item Net change in secured revolving credit facilities in the Consolidated Statements of Cash Flows.
In September 2018, NFSC issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $300 million of investor notes that matured in September 2018. In July 2020, NFSC issued $300 million of two-year investor notes secured by assets of the wholesale note owner trust. Proceeds were used, in part, to replace the $300 million of NFSC investor notes that matured in September 2020.
Our Mexican financial services affiliate, Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad Regulada ("NFM"), issues secured notes, denominated in Mexican pesos, which are secured by retail finance receivables. The aggregate balance of these notes was zero and $13 million, net of issuance costs, at October 31, 2020, and 2019, respectively.
In January 2018, Truck Retail Accounts Corporation ("TRAC"), a special purpose, wholly-owned subsidiary of NFC, extended its one-year $100 million revolving facility from April 2018 to January 2019, and in December 2018, the maturity was further extended to January 2020. In April 2019, the maximum capacity of the TRAC funding facility was increased from $100 million to $150 million, and further increased to $200 million in October 2019. In January 2020, the TRAC funding facility was renewed and extended to June 2021, with a capacity range of $100 million to $200 million. Borrowings under this facility are secured by eligible retail accounts receivable. Amounts borrowed under this facility for the twelve months ended October 31, 2020, 2019 and 2018 were $294 million, $800 million and $336 million, respectively. Repayments under this facility for the twelve months ended October 31, 2020, 2019 and 2018 were $334 million, $743 million and $336 million, respectively. These borrowings and repayments are classified under the line item Net change in secured revolving credit facilities in the Consolidated Statements of Cash Flows.
The majority of the above asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC or NFM. Assets used as collateral include finance receivables, restricted cash and other assets. The carrying amount of the assets used as collateral for asset-backed debt were $1.1 billion and $1.3 billion at October 31, 2020 and 2019, respectively. See Note 4, Finance Receivables, for more information on finance receivables used to secure asset-backed debt.
NFC Term Loan and Bank Credit Facilities
On June 1, 2018, in accordance with the terms of the May 2016 amended and extended NFC bank credit facility, the term loan portion was paid in full and the revolving portion capacity was reduced from $275 million to $269 million. On June 12, 2018, certain leverage covenants and baskets under the NFC bank credit facility were amended to allow for completion of the senior secured NFC term loan ("NFC Term Loan") in July 2018. In May 2019, NFC increased the capacity of its revolving bank credit facility from $269 million to $748 million and extended the maturity from September 2021 to May 2024. The additional capacity was used to fully repay the NFC Term Loan balance of $398 million. The early repayment of the NFC Term Loan resulted in the write off of unamortized debt issuance costs and discount of $6 million. The borrowings on the revolving portion of the facility totaled $538 million and $623 million as of October 31, 2020 and 2019, respectively.
We borrow funds under various bank credit lines denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2020, borrowings outstanding under these arrangements were $402 million, of which 20% was denominated in U.S. dollars and 80% in Mexican pesos. As of October 31, 2019, borrowings outstanding under these arrangements were $437 million, of which 11% was denominated in U.S. dollars and 89% in Mexican pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Commercial Paper
Effective February 2017, our Mexican financial services operation entered into a five-year commercial paper program for up to P1.8 billion (the equivalent of approximately $84 million at October 31, 2020). In October 2018, the commercial paper program was increased to P3.0 billion (the equivalent of approximately $140 million at October 31, 2020).
Borrowings Secured by Operating and Finance Leases
International Truck Leasing Corporation ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another source to obtain borrowings secured by leases. The balances are classified under Financial Services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. For the years ended October 31, 2020 and 2019, ITLC issued new borrowings of $61 million and $31 million, respectively. The balance of these secured borrowings issued by ITLC totaled $117 million and $91 million as of October 31, 2020 and 2019, respectively. The carrying amount of assets used as collateral was $144 million and $109 million as of October 31, 2020 and 2019, respectively. ITLC does not have any unsecured debt.
For the years ended October 31, 2020 and 2019, NFC issued new borrowings secured by leases of $28 million and $31 million, respectively. The balance of these secured borrowings issued by NFC totaled $53 million and $31 million as of October 31, 2020 and 2019, respectively. The carrying amount of assets used as collateral was $51 million and $30 million as of October 31, 2020 and 2019, respectively.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2020, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2021	$45	$595	$640
2022	28	432	460
2023	27	211	238
2024	18	597	615
2025	616	3	619
Thereafter	2,801	—	2,801
Total debt	3,535	1,838	5,373
Less: Unamortized discount and unamortized debt issuance costs	39	4	43
Net debt	$3,496	$1,834	$5,330
Debt and Lease Covenants
We have certain public and private debt agreements, including the Term Loan Credit Agreement, the 9.5% Senior Secured Notes, the 6.625% Senior Notes, the loan agreements for the 2020 Bonds, and the Amended and Restated Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. As of October 31, 2020, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or NI, before interest expense and income taxes is less than 125% of its interest expense, NIC or NI must make payments to NFC to achieve the required ratio. During the years ended October 31, 2020, 2019, and 2018, no such payments were made.
Covenants of the NFC bank credit facility restrict or limit certain payments such as dividends paid to NI. NFC was able to pay dividends of $30 million and $20 million to NI for the years ended October 31, 2020 and 2019, respectively, within the limits of these covenants. In the year ended October 31, 2018, NFC paid no dividends.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2020, we were in compliance with those covenants.

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
Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2020	2019	2020	2019
Change in benefit obligations
Benefit obligations at beginning of year	$3,347	$3,344	$1,087	$1,245
Service cost	8	7	3	3
Interest on obligations	84	121	28	49
Actuarial loss (gain)	64	405	(457)	(138)
Plan amendment	—	4	—	—
Settlements	(11)	(263)	—	—
Currency translation	(1)	(5)	—	—
Plan participants' contributions	—	—	37	35
Subsidy receipts	—	—	37	37
Benefits paid	(249)	(266)	(136)	(144)
Benefit obligations at end of year	$3,242	$3,347	$599	$1,087
Change in plan assets
Fair value of plan assets at beginning of year	$2,013	$2,162	$283	$297
Actual return on plan assets	58	232	7	20
Settlements	(11)	(263)	—	—
Currency translation	(1)	(5)	—	—
Employer contributions(A)	35	136	1	1
Benefits paid	(233)	(249)	(39)	(35)
Fair value of plan assets at end of year	$1,861	$2,013	$252	$283
Funded status at year end	$(1,381)	$(1,334)	$(347)	$(804)

_________________________

(A)	Employer contributions as of October 31, 2019 consisted of $140 million, net of a $4 million return of plan assets to the Company.

	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2020	2019	2020	2019
Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent asset	$5	$3	$—	$—
Current liability	(18)	(18)	(10)	(20)
Noncurrent liability	(1,368)	(1,319)	(337)	(784)
Net liability recognized	$(1,381)	$(1,334)	$(347)	$(804)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$2,133	$2,086	$(478)	$(33)
Net prior service cost	3	4	—	—
Net amount recognized	$2,136	$2,090	$(478)	$(33)

The underfunded status of our pension plans on a U.S. GAAP basis increased $47 million during 2020 primarily due to a decrease in the discount rate, partially offset by changes in demographic assumptions.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The decrease in the underfunded status of our health and life insurance benefits is primarily driven by updated per capita cost and trend assumptions due to favorable contract negotiations with insurers. Contributing to the improved funded status is an enhanced gainshare feature on the Medicare Advantage benefit in the amount of $248 million that will offset certain retiree healthcare costs and $180 million is attributable to improved pricing and rebates on prescription drugs.
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.2 billion and $3.3 billion at October 31, 2020 and 2019, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Deficit is net of deferred taxes related to our postretirement benefit plans of $197 million and $464 million, at October 31, 2020 and 2019, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	As of October 31,
(in millions)	2020	2019
Projected benefit obligations	$3,234	$3,325
Accumulated benefit obligations	3,217	3,307
Fair value of plan assets	1,849	1,991

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2020, we have met all regulatory funding requirements. In 2020 and 2019, we contributed $35 million and $140 million, respectively, to our pension plans to meet regulatory funding requirements. During the first quarter of 2019, we accelerated the payment of a substantial portion of our 2019 minimum required funding. In 2020, we deferred $157 million of previously expected contributions until the first quarter of 2021 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We expect to contribute approximately $320 million to our pension plans during 2021.
We primarily fund OPEB obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. In 2020, we contributed $1 million to our OPEB plans to meet legal funding requirements. We expect to contribute $1 million to our OPEB plans during 2021.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $16 million and $17 million for October 31, 2020 and 2019, respectively, are included within the amount of Benefits paid in the Change in benefit obligation section above, but are not included in the Change in plan assets section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under Change in benefit obligation and Change in plan assets of $23 million and $37 million for 2020 and 2019, respectively.
Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Loss
The components of our postretirement benefits expense included in our Consolidated Statements of Operations consist of the following:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Pension expense	$63	$232	$72
Health and life insurance expense	11	31	33
Total postretirement benefits expense	$74	$263	$105

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Deficit, for the years ended October 31 is comprised of the following:

	For the Years Ended October 31,
	Pension Benefits			Health and Life Insurance Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Service cost for benefits earned during the period	$8	$7	$7	$3	$3	$4
Interest on obligation	84	121	108	28	49	43
Amortization of cumulative loss (gain)	97	94	106	(1)	(1)	9
Amortization of prior service cost (benefit)	1	—	—	—	—	—
Settlements	7	143	9	—	—	—
Premiums on pension insurance	11	10	3	—	—	—
Expected return on assets	(145)	(143)	(161)	(19)	(20)	(23)
Net periodic benefit expense	$63	$232	$72	$11	$31	$33
Other Changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$151	$316	$(61)	$(445)	$(138)	$(139)
Prior service cost	—	4	—	—	—	—
Amortization of cumulative (loss) gain	(97)	(94)	(106)	1	1	(9)
Amortization of prior service benefit (cost)	(1)	—	—	—	—	—
Settlements	(7)	(143)	(9)	—	—	—
Total recognized in other comprehensive income	$46	$83	$(176)	$(444)	$(137)	$(148)
Total net postretirement benefits (income) expense and other comprehensive loss (income)	$109	$315	$(104)	$(433)	$(106)	$(115)

Components of net periodic benefit cost other than service cost are included in Other expense, net in our Consolidated Statements of Operations.
For the year ended October 31, 2019, we adopted ASU No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. As a result, we have reclassified certain net periodic benefit costs from SG&A expenses to Other expense, net in our Consolidated Statements of Operations. The guidance, which required retrospective application, resulted in a reclassification of $94 million for the year ended October 31, 2018.
For the years ended October 31, 2020, 2019 and 2018, we purchased group annuity contracts for certain retired pension plan participants resulting in plan remeasurements. The purchase of the group annuity contracts was funded directly by the assets of our pension plans. As a result, in 2020, 2019 and 2018, net actuarial gains of $2 million, net actuarial losses of $11 million and net actuarial losses of $2 million, respectively, were recognized as components of Accumulated other comprehensive loss and non-cash pension settlement accounting expenses of $7 million, $142 million and $9 million, respectively, were recognized in Other expense, net in our Consolidated Statements of Operations.
In 2020 and 2019, respectively, in accordance with the intraperiod tax allocation rules, we recorded a net benefit of $75 million and $5 million, respectively, related to domestic continuing operations in Income tax expense in our Consolidated Statements of Operations, and an offsetting reduction in Other comprehensive income due to the remeasurement of certain pension and OPEB plans.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

(in millions)	Pension Benefits	Health and Life Insurance Benefits
Amortization of prior service cost	$1	$—
Amortization of cumulative losses/(gains)	107	(40)

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
Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2020 and 2019 are:

	Pension Benefits		Health and Life Insurance Benefits
	2020	2019	2020	2019
Discount rate used to determine present value of benefit obligation at end of year	2.6%	3.1%	2.5%	3.1%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2020, 2019, and 2018 were:

	Pension Benefits			Health and Life Insurance Benefits
	2020	2019	2018	2020	2019	2018
Discount rate used to determine service cost	3.3%	4.6%	3.9%	3.3%	4.6%	3.9%
Discount rate used to determine interest cost	2.6%	4.0%	3.0%	2.7%	4.1%	3.1%
Expected long-term rate of return on plan assets	7.2%	7.4%	7.2%	7.3%	7.5%	7.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—

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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 25,000), the trend assumptions are based upon both our specific trends and nationally expected trends.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 80% of our other postretirement benefit obligation, is projected to be 3.1% in 2021 and was estimated as 10.1% for 2020. The 3.1% is assumed to increase to 10.1% in 2022 and then decrease to 5% by the year 2026 and remain at that level thereafter.
The OPEB liability estimate is impacted by the level of premiums paid to and gainshare received from insurers, rebates from pharmaceutical companies and government subsidies received on prescription drugs. Future levels of subsidies could also be impacted by the outcome of our Retiree Health Care Litigation, which could be material.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

(in millions)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	77	(57)

Plan Assets
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 14, Fair Value Measurements, for a discussion of the fair value hierarchy.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Pension Assets
The fair value of the pension plan assets by category is summarized below:

	As of October 31, 2020					As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$54	$—	$—	$—	$54	$68	$—	$—	$—	$68
Collective Trusts and Other(A)
U.S. Equity	—	286	—	—	286	281	—	—	—	281
International Equity	—	240	—	—	240	283	—	—	—	283
Global Equity	—	211	—	—	211	219	—	—	—	219
Fixed Income - Long Duration Credit	—	320	—	—	320	—	296	—	—	296
Fixed Income - Long Duration Government	—	140	—	—	140	—	173	—	—	173
Fixed Income - Intermediate Duration Government	—	22	—	—	22	—	79	—	—	79
Fixed Income - High Yield	—	89	—	—	89	—	154	—	—	154
Fixed Income - Canadian Bond	—	11	—	—	11	—	20	—	—	20
Global Real Estate	—	157	—	—	157	—	138	—	—	138
Insurance linked Securities	—	—	—	24	24	—	—	—	34	34
Hedge Fund of Funds	—	—	—	181	181	—	—	—	187	187
Private Equity	—	—	—	17	17	—	—	—	23	23
Private Credit	—	—	—	89	89	—	—	—	47	47
Real Estate	—	—	—	19	19	—	—	—	9	9
Total(B)	$54	$1,476	$—	$330	$1,860	$851	$860	$—	$300	$2,011
___________________

(A)
In the fourth quarter of 2020, we utilized a valuation perspective for the Collective Trust whereby we valued those instruments in their entirety. In prior years we used a "look through" approach to individual components of the trust instrument to determine an aggregate fair value. As result of this change, the Collective Trust components are classified as Level 2 in the current period as compared to Level 1 in prior periods.

(B)
In addition, the table above includes the fair value of Canadian pension assets translated at the exchange rates as of October 31, 2020 and 2019, respectively, while the change in the plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
The fair value of other postretirement benefit plan assets by category is summarized below:

	As of October 31, 2020					As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Asset Category
Cash and Cash Equivalents	$11	$—	$—	$—	$11	$8	$—	$—	$—	$8
Fixed Income
U.S. Credit Bonds	—	46	—	—	46	—	58	—	—	58
Collective Trusts and Other(A)
U.S. Equity	—	51	—	—	51	58	—	—	—	58
International Equity	—	51	—	—	51	57	—	—	—	57
Fixed Income - Multi-Asset Credit	—	28	—	—	28	9	19	—	—	28
Real Estate (REITs)	—	—	—	20	20	—	—	—	26	26
Insurance Linked Securities	—	—	—	4	4	—	—	—	6	6
Hedge Fund of Funds	—	—	—	37	37	—	—	—	37	37
Private Equity	—	—	—	4	4	—	—	—	5	5
Total	$11	$176	$—	$65	$252	$132	$77	$—	$74	$283

_________________________

(A)
In the fourth quarter of 2020, we utilized a valuation perspective for the Collective Trust whereby we valued those instruments in their entirety. In prior years we used a "look through" approach to individual components of the trust instrument to determine an aggregate fair value. As result of this change, the Collective Trust components are classified as Level 2 in the current period as compared to Level 1 in prior periods.

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2021 through 2025 and the five years ending October 31, 2030 are estimated as follows:

(in millions)	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
2021	$249	$31
2022	243	40
2023	236	46
2024	229	46
2025	222	45
2026 through 2030	995	199
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. In light of recent developments relating to the COVID-19 pandemic, we have implemented cash conservation initiatives including a delay in certain 401(k) company matching contributions until 2021. The matching contribution delay was effective March 1, 2020. Prior to this, the matching contributions for non-represented employees were deposited monthly. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $33 million, $35 million, and $33 million in 2020, 2019, and 2018, respectively.
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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan ("Supplemental Benefit Trust Profit Sharing Plan") will continue until certain funding targets defined by the 1993 Settlement Agreement are met. As noted within the Profit Sharing Disputes section of Note 15, Commitments and Contingencies, the Company requested the Court reform the 1993 Settlement Agreement to provide clarity regarding certain “Profit Sharing Cessation Date” provisions, which relate to the timing and impact of the cessation of the Company’s Profit Sharing Plan contributions. We are currently unable to determine whether we have achieved the certain funding targets that may result in profit sharing cessation. Upon profit sharing cessation, the company may have ongoing responsibilities related to amortized actuarial and investment losses. In 2020, we did not record any profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. In 2019, we recorded $21 million. For more information on pending arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, see Note 15, Commitments and Contingencies.
13. Income Taxes
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
Additionally, the CARES Act provides for refundable employee retention credits and the deferral of the employer-paid portion of social security taxes. As of October 31, 2020, we elected to defer the employer-paid portion of social security taxes for the remainder of 2020, to be repaid equally in December 2021 and December 2022. The total employer-paid portion of social security taxes deferred as of October 31, 2020 is $16 million. We intend to claim the refundable employee retention tax credits provided under the CARES Act, which can be used to offset payroll tax liabilities. We estimate the potential benefits that the employee retention credits can provide to be approximately $3.6 million.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the domestic and foreign components of Income (loss) before income taxes in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Domestic	$(476)	$220	$246
Foreign	88	42	174
Income (loss) before income taxes	$(388)	$262	$420

The following table presents the components of Income tax (expense) benefit in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Current:
Federal	$(1)	$2	$—
State and local	(1)	3	1
Foreign	23	46	47
Total current expense	$21	$51	$48
Deferred:
Federal	$(60)	$(1)	$(2)
State and local	(15)	(5)	1
Foreign	(5)	(26)	5
Total deferred (benefit) expense	$(80)	$(32)	$4
Total income tax (benefit) expense	$(59)	$19	$52

The following table presents a reconciliation of statutory federal income tax expense (benefit) recorded in Income tax (expense) benefit in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Federal income tax (benefit) expense(A)	$(81)	$55	$98
State income taxes, net of federal benefit	2	2	3
Credits and incentives	11	16	50
Adjustments to valuation allowances	110	(94)	(1,120)
Foreign operations	(4)	1	2
Adjustments to uncertain tax positions	(2)	2	1
Intraperiod tax allocation offset to equity components	(75)	(5)	—
Non-controlling interest adjustment	(4)	(5)	(6)
Foreign inclusions	(7)	34	—
Tax law change	(20)	—	—
Tax act mandatory repatriation	—	—	34
Tax act US deferred remeasurement	—	—	983
Other	11	13	7
Recorded income tax (benefit) expense	$(59)	$19	$52
_________________________
(A)    Federal income tax expense was taxed at a rate of 21% for the years ended 2020 and 2019 and 23% for the year ended 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. An exception to that incremental approach is applied when there is a loss from continuing operations and income in another category of earnings (for example, discontinued operations, other comprehensive income, additional paid in capital, etc.). In that situation, a tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While intraperiod tax allocations do not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category of income. During 2020 and 2019, we recorded $75 million and $5 million, respectively, for intraperiod allocation benefits in domestic continuing operations associated with certain postretirement plan remeasurement gains.
Not including the effect of the federal income tax rate change, as a result of the Tax Act, which reduces the statutory corporate income tax rate from 35% to 21%, effective January 1, 2018, we recognized an income tax expense of $110 million, and an income tax benefit of $94 million and $137 million, for the change in the valuation allowance for the years ended October 31, 2020, 2019 and 2018, respectively.
At October 31, 2020, undistributed earnings of foreign subsidiaries were $379 million. Income taxes have not been provided on foreign undistributed earnings, whether previously taxed or not, because they are either considered to be permanently invested in foreign subsidiaries or are expected to be repatriated without significant incremental U.S. federal, state or foreign withholding taxes. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities.
The following table presents the components of the deferred tax asset (liability):

	As of October 31,
(in millions)	2020	2019
Deferred tax assets attributable to:
Employee benefits liabilities	$501	$578
Net operating loss ("NOL") carryforwards	801	782
Product liability and warranty accruals	151	165
Research and development	179	144
Tax credit carryforwards	183	196
Other	395	279
Gross deferred tax assets	2,210	2,144
Less: Valuation allowances	2,020	2,011
Net deferred tax assets	$190	$133
Deferred tax liabilities attributable to:
Other	$(73)	$(18)
Total deferred tax liabilities	$(73)	$(18)

At October 31, 2020, deferred tax assets attributable to NOL carryforwards include $495 million attributable to U.S. federal NOL carryforwards, $165 million attributable to state NOL carryforwards, and $141 million attributable to foreign NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2032. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2021 to 2040. Approximately one third of our foreign net operating losses will expire beginning in 2027, and another approximate one third of our foreign net operating losses will expire beginning in 2033, while the remaining one third has no expiration date. The majority of our tax credits can be carried forward for initial periods of 20 years and are scheduled to expire between 2021 and 2040.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

For the year ended October 31, 2020, we have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
We incurred domestic losses from continuing operations for the year ended October 31, 2020 and domestic income for the years ended October 31, 2019 and 2018. The positive evidence of domestic income from the years ended October 31, 2019 and 2018 does not outweigh the negative evidence of cumulative losses from prior years. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of not being able to realize a significant portion of our deferred tax assets as of October 31, 2020.
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
The total deferred tax asset valuation allowances were $2.0 billion at both October 31, 2020 and 2019. In the event we released all of our valuation allowances, almost all would impact income taxes as a benefit in our Consolidated Statements of Operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of October 31, 2020, the amount of liability for uncertain tax positions was $20 million. The liability at October 31, 2020 has a recorded offsetting tax benefit associated with various issues that total $10 million. If the unrecognized tax benefits are recognized, all would impact our effective tax rate, except for positions for which we maintain a full valuation allowance against certain deferred tax assets. In this case, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance.
Changes in the liability for uncertain tax positions are summarized as follows:

	For the years ended October 31,
(in millions)	2020	2019
Liability for uncertain tax positions at November 1	$21	$27
Additions as a result of positions taken in prior periods	1	3
Decrease as a result of positions taken in prior periods	(2)	(2)
Settlements	—	(7)
Liability for uncertain tax positions at October 31	$20	$21

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions resulted in income tax benefit of $1 million, income tax expense of less than $1 million, and income tax benefit of $1 million for the years ended October 31, 2020, 2019, and 2018, respectively. The total interest and penalties accrued were $3 million and $4 million for the years ended October 31, 2020 and 2019, respectively.
We have open tax years back to 2001 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. In fiscal 2018, we received a favorable ruling from the Brazilian court in connection with certain Brazil indirect federal taxes (PIS and COFINS) credits. During the fourth quarter of 2020, we estimated that it was probable to receive a benefit of $7 million, net of reserves, (translated into US dollars as of October 31, 2020) associated with tax years 2002 to 2010. We recorded $3 million of a benefit in Sales of manufactured products, net and $4 million of interest income in Interest expense (income) in our Consolidated Statements of Operations in our Global Operations segment. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset or sale. The Brazilian IRS has filed a Motion of Clarification on this matter with the Brazilian Supreme Court, which is awaiting decision as of the time of this disclosure. Additional contingencies that would result in tax recoveries may be resolved in future periods which could be material.

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
14. Fair Value Measurements
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
Impaired Finance Receivables and Impaired Assets Under Operating Leases—Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 5, Allowance for Doubtful Accounts, and for more information regarding impaired assets under operating leases, see Note 3, Restructuring, Impairments and Divestitures.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the financial instruments measured at fair value on a recurring basis:

	As of October 31, 2020				As of October 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Commodity forward contracts(A)	$—	$4	$—	$4	$—	$—	$—	$—
Foreign currency contracts(A)	—	5	—	5	—	1	—	1
Total assets	$—	$9	$—	$9	$—	$1	$—	$1
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$2	$—	$2	$—	$1	$—	$1
Foreign currency contracts(B)	—	3	—	3	—	2	—	2
Guarantees	—	—	29	29	—	—	27	27
Total liabilities	$—	$5	$29	$34	$—	$3	$27	$30
_________________________

(A)	The asset values of commodity forward contracts and foreign currency contracts are included in Other current assets and Other noncurrent assets in the accompanying Consolidated Balance Sheets.

(B)
The liability values of commodity forward contracts and foreign currency contracts are included in Other current liabilities and Other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

(in millions)	October 31, 2020	October 31, 2019
Guarantees at beginning of period	$(27)	$(24)
Net issuances	(8)	(6)
Settlements	6	3
Guarantees at end of period	$(29)	$(27)

There were no transfers of level 3 financial instruments.
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

(in millions)	October 31, 2020	October 31, 2019
Level 2 financial instruments
Impaired finance receivables (A)	$31	$23
Specific loss reserve	(12)	(11)
Fair value	$19	$12
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
The fair values of our debt instruments classified as Level 1 were determined using quoted market prices. The 4.75% Tax-Exempt Bonds, due 2040, are traded, but the trading market is illiquid, and as a result, the Loan Agreement underlying the Tax-Exempt Bonds is classified as Level 2. Trading in our 6.625% Senior Notes and our 9.5% Senior Secured Notes is limited to qualified institutional buyers; therefore, the notes are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.
The following tables present the carrying values and estimated fair values of financial instruments:

	As of October 31, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$223	$223	$222
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,538	1,538	1,543
9.5% Senior Secured Notes, due 2025	—	665	—	665	589
6.625% Senior Notes, due 2026	—	1,137	—	1,137	1,087
Loan Agreement related to 4.75% Tax-Exempt Bonds, due 2040	—	227	—	227	223
Financed lease obligations	—	—	46	46	45
Other(A)	—	—	7	7	7
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2022	—	—	726	726	724
Bank credit facilities, due dates from 2021 through 2025	—	—	914	914	940
Borrowings secured by operating and finance leases, due serially through 2024	—	—	171	171	170

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	As of October 31, 2019
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$205	$205	$208
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,552	1,552	1,556
6.625% Senior Notes, due 2026	—	1,122	—	1,122	1,085
Loan Agreement related to 6.75% Tax-Exempt Bonds, due 2040	—	234	—	234	220
Financed lease obligations	—	—	60	60	60
Other (A)	—	—	9	9	9
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2022	—	—	995	995	991
Bank credit facilities, due dates from 2021 through 2025	—	—	1,038	1,038	1,059
Commercial paper, at variable rates, program matures in 2022	84	—	—	84	84
Borrowings secured by operating and finance leases, due serially through 2024	—	—	122	122	122
_________________________

(A)	Excludes non-financial instrument debt of $2 million as of both October 31, 2020 and 2019.
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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion and $1.6 billion of outstanding loan principal and operating lease payments receivable at October 31, 2020 and 2019, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.5 billion and $2.7 billion at October 31, 2020 and 2019, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets. In response to the COVID-19 pandemic, BMO has restructured certain loans that are subject to the loss sharing arrangement. We have increased our estimated guarantee liability for potential COVID-19 related credit losses by an amount which was not material to our consolidated financial statements.
For certain third-party financed contracts, we have recognized equipment leased to others of $39 million and $51 million and financed lease and other obligations of $49 million and $60 million, in our Consolidated Balance Sheets as of October 31, 2020 and 2019, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of October 31, 2020, the amount of stand-by letters of credit and surety bonds issued was $85 million.
In addition, as of October 31, 2020, we had $140 million of outstanding purchase commitments and contracts with $20 million of cancellation fees with expiration dates through 2028.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2020. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Committee, composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Profit Sharing Plan) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. Following the resolution of a procedural dispute by the U.S. Court of Appeals for the 6th Circuit, in May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. The Company disputes the arbitrator's June 29, 2017 ruling. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million composed of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. The Company’s written submission to the arbitrator was filed March 16, 2020 and the Committee's reply was filed April 7, 2020. On June 5, 2020 the parties and the arbitrator agreed the only years at issue for the arbitration are the years ending October 31, 2006 and 2008 through 2011. On September 15, 2020, the arbitrator issued a "Tentative Award" concluding the Company made certain incorrect Profit Sharing Plan calculations, rejecting the Committee's claim for lost earnings, and awarding the maximum rate of interest on the Tentative Award as allowed by Illinois law. Under Illinois statute 815 ILCS 2O5/2, the maximum prejudgment interest rate is 5% per year. On December 2, 2020, after additional briefing and closing arguments, the arbitrator informed the parties that the next arbitrator ruling issued would not include a computation amount and would not materially change from the Tentative Award. The Company disputes the Tentative Award. On December 11, 2020, the arbitrator issued a “Semi-Final Award”, concluding again, that the Company made certain incorrect Profit Sharing Plan calculations, rejecting again the Committee’s claim for lost earnings, and awarding the maximum rate of interest on the Semi-Final Award as allowed by Illinois law. The Company disputes the Semi-Final Award. The arbitrator ordered the parties to meet and confer and jointly recalculate Profit Sharing Plan contributions for years ending October 31, 2006 and 2008 through 2011 based on the Semi-Final Award. If the parties do not agree on the final contribution amounts, the parties are required to submit their calculations by February 1, 2021, and the arbitrator will perform the final calculations to include in a final award.
By letter dated February 14, 2019, the Committee indicated the Profit Sharing Plan calculation for the plan year ending October 31, 2018 reflects numerous positions that have caused the Committee to dispute the Profit Sharing Plan calculations in the past, and on that basis the Committee disagrees with the 2018 calculation. The Committee also requested information about the 2018 calculation. On March 12, 2019, the Committee filed a motion to enforce the 1993 Settlement Agreement for the Company’s failure to respond to the Committee’s February 14, 2019 information requests. On May 15, 2019, the Company responded to the information requests. The motion to enforce is still pending with the Court, but on October 30, 2019, the Company and the Committee met with the Court regarding the motion to enforce, and agreed on a plan for the Company to respond to the Committee’s information and document requests related to the 2018 calculation (which also relates to the information requested for the Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014). Furthermore, the Committee informed the Company, by letter dated January 19, 2020, that it disputes the Company's Profit Sharing Plan calculations for the years ending October 31, 2015 through October 31, 2019. For Profit Sharing Plan calculations for the years ending October 31, 2015 through 2020, the Company and the Committee have agreed to confer regarding the impact of the arbitrator's final award, when issued, as referenced above.
As noted under “Retiree Health Care Litigation” below, on August 14, 2018, the Company filed a motion to schedule a status hearing, in which the Company requested an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including the pending Profit Sharing Complaint. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court and on April 17, 2020, the Company filed a motion to reform the 1993 Settlement Agreement. A hearing on the motion to reform the 1993 Settlement Agreement was held on June 1, 2020.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

On September 9, 2020, the Committee filed a motion to dismiss the Company's filed statement regarding “Phase 2” of the hearings, in which the Company requested the Court to reform the 1993 Settlement Agreement to provide clarity regarding certain “Profit Sharing Cessation Date” provisions, which relate to the timing and impact of the cessation of the Company’s Profit Sharing Plan contributions. The Committee argues the Court lacks jurisdiction because there are no pending disputes regarding the Profit Sharing Cessation Date provisions, and any future disputes fall under an arbitration provision in the 1993 Settlement Agreement. On September 30, 2020, the Company filed its opposition to the Committee’s motion to dismiss, and on October 14, 2020 the Committee filed its reply. The Company’s motion to reform the 1993 Settlement Agreement, including the Committee’s motion to dismiss regarding Phase 2 of the hearings, is pending with the Court. Additional hearings and/or conferences may be scheduled in the future.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint.
Based on our assessment of the facts underlying the claims in the above actions, we recorded a charge in the Company's fiscal quarter ending in October 31, 2020 in the amount of $289 million for the estimated liability, including $85 million for estimated interest, related to the arbitrator's Semi-Final Award noted above. The award is not final and is subject to change based upon final calculations and such change could be material. The charge is included in SG&A expenses in our Consolidated Statement of Operations, and includes an estimated liability for all years ending on or before October 31, 2020. Other than the aforementioned, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Retiree Health Care Litigation
On October 21, 2016, a lawsuit was filed with the Court by two individual members of the Committee (the “Committee Members”) who are retirees and participants in the Navistar, Inc. Health Benefit and Life Insurance Plan (the “Plan”) created pursuant to the 1993 Settlement Agreement. The Committee Members’ complaint (the “Committee Members’ Complaint”) was filed against NIC, NI, NFC and certain other former or current affiliates, all of which are parties or employers as defined in the 1993 Settlement Agreement. The Committee Members alleged, among other things, that the Company violated the terms of the Plan, breached a fiduciary duty under ERISA, and engaged in ERISA-prohibited transactions by improperly using the Plan’s assets (a portion of certain Medicare Part D subsidies and a portion of certain Medicare Part D coverage-gap discounts (collectively, the "Subsidies"), in each case that were received by Navistar, Inc. Retiree Health Benefit Trust created pursuant to the 1993 Settlement Agreement (the "Base Trust")) for the Company’s benefit.
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
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including but not limited to resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, in-person hearings, an in-chambers conference and several telephone conferences were held with the Court and on April 17, 2020, the Company filed a motion to reform the 1993 Settlement Agreement. A hearing on the motion to reform the 1993 Settlement Agreement was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows. However, future levels of the Subsidies could be impacted by the outcome of the above actions, which could be material to the Company's OPEB obligation. For more information see Note 12, Postretirement Benefits.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately less than US$1 million at October 31, 2020), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In late February 2020, IIAA became aware that the SC District Attorney filed an action in the civil court of Santa Catarina against nine of the Companies (including IIAA), Selamix, and the Municipality of Schroeder (where the Natureza Facility is located) requesting that the defendants in the action bear all of the potential costs of the investigation needed to determine the parties responsible for the contamination and manage the remediation of the contamination at the Natureza Facility and that the defendants place funds in escrow to cover such costs. Prior to ruling on these issues, the court has indicated that it will schedule a hearing to allow the defendants to set forth their defenses. In May 2020, the Municipality of Schroeder presented its defenses to the court and alleged that (i) it was not liable for contamination after FATMA, as a state agency, became responsible for the environmental licensing of Natureza, (ii) Selamix should be held liable for the contamination, and (iii) the other defendants (including IIAA) should be held liable for the contamination because their irregular disposal of toxic material contributed to the environmental damage. On July 22, 2020 IIAA received the official letter establishing its deadline to present its response to the Municipality of Schroeder’s defenses. On October 5, 2020, IIAA presented its defense. IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of less than US$1 million at October 31, 2020). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
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
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney indicated that it would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. On September 10, 2019, the judge granted the New District Attorney's request to require answers from the Department of Water and Electric Energy ("DAEE") and Sao Paulo State Sewage Company ("SABESP"), but DAEE and SABESP did not provide any additional relevant information. IIAA has not yet received the New District Attorney's opinion.
There are no current demands or offers outstanding.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
MaxxForce Engine EGR Warranty Litigation
On June 24, 2014, N&C Transportation Ltd. ("N&C") filed a putative class action lawsuit against NIC, NI, Navistar Canada Inc., and Harbour International Trucks in Canada in the Supreme Court of British Columbia (the "N&C Action"). Subsequently, seven additional, similar putative class action lawsuits have been filed in various courts in Canada, including Alberta, Manitoba, Ontario, and Quebec (together with the N&C Action, the "Canadian Actions").
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
In May 2019, the parties completed negotiation of a settlement agreement (the "The Settlement Agreement") to resolve the U.S. Actions. The plaintiffs submitted the Settlement Agreement to the court for preliminary approval on May 28, 2019. The Settlement Agreement class consists of entities and natural persons who owned or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11 or 13 liter engine certified to meet EPA 2010 emissions standards without selective catalytic reduction technology, provided that the vehicle was purchased or leased in the U.S.
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
On June 12, 2019, the court preliminarily approved the settlement. Members of the class were provided notice of the Settlement Agreement and an opportunity to object or opt out. Any members of the class who opted out would not receive any benefit from the Settlement Agreement or be bound by it.
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
In February 2020, three class members intervened in the MDL Action and filed motions asking the court to exclude them from the settlement or to permit them to opt out after the opt out deadline. In April and June 2020, the court denied these motions. In May 2020, two of the intervening class members appealed the court's April 2020 order to the 7th Circuit Court of Appeals. The Company's opposition brief was filed on August 19, 2020. Oral argument was held on November 2, 2020.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various federal and state courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Several cases have been resolved at trial with varying results. Other state court non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017 and resulted in a jury verdict of approximately $31 million against the Company, including $20 million in punitive damages. Other federal and state court actions remain pending at this time.
In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations related to the Milan lawsuit.
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs previously awarded to the Milan plaintiffs following an appeal filed by the Company in January 2018 challenging the jury verdict. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on the Milan plaintiff's warranty claims. On October 11, 2019, the Milan plaintiffs filed an application for permission to appeal this ruling to the Tennessee Supreme Court. On January 16, 2020, the Tennessee Supreme Court granted permission to appeal. The Company filed its opposition brief on August 19, 2020. Oral argument was held on November 4, 2020.

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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. Discovery for the remedy phase had been complete. On July 30, 2020, NI filed a motion for partial summary judgment as to certain aspects of the remedy sought by the DOJ. A hearing on NI's motion for partial summary judgement was held on December 15, 2020 and at the conclusion of the hearing took the motion under advisement.
At a status conference on October 22, 2020, the parties reported on the status of ongoing settlement discussions. Further mediation sessions were held in November and December 2020.
Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $4 million in the first quarter of 2020 in SG&A expenses in our Consolidated Statements of Operations, resulting in a total recorded estimated liability of $6 million at October 31, 2020 on our Consolidated Balance Sheets. Total cash outlays in future periods could range from $6 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Beginning in June 2016, NDLLC made submissions of documents responsive to the subpoena in June and August 2016 and completed its subpoena response and engaged in ongoing discussions with government representatives, including representatives from the DOD IG and the DOJ. Such discussions included assertions that NDLLC may have overcharged the United States for the ISS components. In August 2017, NDLLC received a letter from the DOJ claiming that NDLLC made false and misleading statements during the course of price negotiations and during the Defense Contract Audit Agency audit which resulted in NDLLC overcharging the United States for the ISS components by approximately $88 million and asking for treble damages and penalties for a total demand of approximately $264 million. NDLLC responded to the DOJ’s demand letter explaining its position that it has no liability in this matter and outlining the bases for such position and stating that NDLLC intends to vigorously defend its position.
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
On November 5, 2020, the parties filed a Joint Motion to Stay and Notice of Settlement in Principle, explaining that the parties have reached a settlement in principle for a comprehensive resolution of the claims in both DOJ's and Relator's complaints. We recorded an accrual of $58 million in the fourth quarter, which included $8 million of legal and other fees, related to the settlement in principle. On November 6, 2020, the Court granted the motion, staying the action until February 5, 2021, and denying without prejudice the pending motion to transfer venue. The Court ordered that on or before February 5, 2021, the parties must file a joint stipulation of dismissal or a joint status report.
Customer Dispute
On August 20, 2020, a customer, Hirschbach Motor Lines, Inc. ("Hirschbach"), filed a complaint against Navistar International Corporation and Navistar, Inc. in the Northern District of Iowa federal court, alleging various causes of action (including allegations relating to the parties' contractual relationship) and requesting monetary damages (including punitive damages and attorneys' fees). On October 13, 2020, Hirschbach and Navistar International Corporation filed a stipulation of dismissal without prejudice as to Navistar International Corporation. Navistar, Inc. filed a motion to dismiss the complaint on October 15, 2020. The court has issued a seal order for the complaint and its exhibits, as well as Navistar, Inc.'s motion to dismiss.
Following settlement discussions, the parties reached an agreement in principle to resolve the claims asserted in the Hirschbach lawsuit. On December 7, 2020, the court entered an order staying all further action in the case and directing the parties to file a stipulated dismissal within 30 days. The amount of the agreement in principle was recorded in the fourth quarter of 2020 and was not material to our financial condition, results of operations, or cash flows.
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

•
Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to OEMs in South America. Global Operations also includes the sale of engine aftermarket parts, primarily in South America.

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

•	Other than the items discussed above, the selected financial information presented below is presented in accordance with our policies described in Note 1, Summary of Significant Accounting Policies.
The following tables present selected financial information for our reporting segments:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2020
External sales and revenues, net	$5,240	$1,841	$242	$177	$3	$7,503
Intersegment sales and revenues	72	5	11	40	(128)	—
Total sales and revenues, net	$5,312	$1,846	$253	$217	$(125)	$7,503
Income (loss) from continuing operations attributable to NIC, net of tax	$(141)	$448	$—	$65	$(719)	$(347)
Income tax benefit	—	—	—	—	59	59
Segment profit (loss)	$(141)	$448	$—	$65	$(778)	$(406)
Depreciation and amortization	$116	$6	$6	$65	$6	$199
Interest expense	—	—	—	69	199	268
Equity in income (loss) of non-consolidated affiliates	1	1	—	—	—	2
Capital expenditures(B)	124	8	3	—	13	148

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2019
External sales and revenues, net	$8,501	$2,239	$309	$193	$9	$11,251
Intersegment sales and revenues	84	6	34	104	(228)	—
Total sales and revenues, net	$8,585	$2,245	$343	$297	$(219)	$11,251
Income (loss) from continuing operations attributable to NIC, net of tax	$269	$598	$—	$123	$(769)	$221
Income tax expense	—	—	—	—	(19)	(19)
Segment profit (loss)	$269	$598	$—	$123	$(750)	$240
Depreciation and amortization	$104	$5	$11	$64	$9	$193
Interest expense	—	—	—	105	207	312
Equity in income (loss) of non-consolidated affiliates	2	3	(1)	—	—	4
Capital expenditures(B)	101	7	2	2	22	134

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Year Ended October 31, 2018
External sales and revenues, net	$7,386	$2,399	$305	$160	$—	$10,250
Intersegment sales and revenues	104	8	55	97	(264)	—
Total sales and revenues, net	$7,490	$2,407	$360	$257	$(264)	$10,250
Income (loss) from continuing operations attributable to NIC, net of tax	$397	$569	$2	$88	$(716)	$340
Income tax expense	—	—	—	—	(52)	(52)
Segment profit (loss)	$397	$569	$2	$88	$(664)	$392
Depreciation and amortization	$130	$6	$10	$55	$10	$211
Interest expense	—	—	—	92	235	327
Equity in income (loss) of non-consolidated affiliates	2	3	(5)	—	—	—
Capital expenditures(B)	99	2	3	1	8	113

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
October 31, 2020	$1,619	$663	$216	$2,191	$1,948	$6,637
October 31, 2019	1,705	688	296	2,774	1,454	6,917
_________________________

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $130 million, $208 million, and $182 million for the years ended October 31, 2020, 2019, and 2018, respectively.

(B)	Exclusive of purchases of equipment leased to others and liabilities related to capital expenditures.
No single customer accounted for more than 10% of consolidated sales and revenues for the years ended October 31, 2020, 2019 and 2018.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Sales and revenues to external customers classified by significant products and services were as follows:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Sales and revenues:
Trucks	$5,249	$8,496	$7,323
Parts	1,698	2,021	2,215
Engine	388	541	552
Financial Services	168	193	160

Information concerning principal geographic areas is presented as follows:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Sales and revenues:
United States	$6,123	$9,097	$7,223
Canada	589	918	868
Mexico	397	688	933
Brazil	215	268	263
Other	179	280	963

	As of October 31,
(in millions)	2020	2019
Long-lived assets:(A)
United States	$1,063	$1,017
Canada	6	7
Mexico	252	283
Brazil	30	62
Other	3	3
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
The UAW holds the Series B and is currently entitled to elect one member of our Board of Directors. As of October 31, 2020 and 2019, there was one share of Series B Preference stock with a par value of $1.00 per share authorized and outstanding.
At both October 31, 2020 and 2019, there were 70,182 shares of Series D issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Common Stock
Changes in shares of common stock and treasury stock were as follows:

(in millions)	Common Stock	Treasury Stock	Shares Outstanding
Balance as of October 31, 2017	103.1	4.6	98.5
Shares issued	—	(0.5)	0.5
Shares acquired	—	0.1	(0.1)
Balance as of October 31, 2018	103.1	4.2	98.9
Shares issued	—	(0.5)	0.5
Shares acquired	—	0.2	(0.2)
Balance as of October 31, 2019	103.1	3.9	99.2
Shares issued	—	(0.6)	0.6
Shares acquired	—	0.2	(0.2)
Balance as of October 31, 2020	103.1	3.5	99.6
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
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Shareholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive income (loss) before reclassifications(A)	(83)	220	137
Amounts reclassified out of accumulated other comprehensive loss	—	102	102
Net current-period other comprehensive income (loss)	(83)	322	239
Reclassification of stranded tax effects(B)	$—	$(192)	$(192)
Balance as of October 31, 2020	$(404)	$(1,461)	$(1,865)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)
Other comprehensive loss before reclassifications	(6)	(178)	(184)
Amounts reclassified out of accumulated other comprehensive loss	—	192	192
Net current-period other comprehensive income (loss)	(6)	14	8
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2017	$(283)	$(1,928)	$(2,211)
Other comprehensive income (loss) before reclassifications	(32)	201	169
Amounts reclassified out of accumulated other comprehensive loss	—	122	122
Net current-period other comprehensive income (loss)	(32)	323	291
Balance as of October 31, 2018	$(315)	$(1,605)	$(1,920)

_________________________

(A)	Other Comprehensive income before reclassifications for Defined Benefit Plans includes a $75 million intraperiod tax allocation.

(B)
During the fiscal year ended October 31, 2020, we reclassified $192 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. Pension and OPEB Plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statement of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

The following table presents the amounts reclassified from Accumulated other comprehensive loss and the affected line item in our Consolidated Statements of Operations:

		For the Years Ended October 31,
	Location in Consolidated Statements of Operations	2020	2019	2018
Defined benefit plans
Amortization of pension service cost	Other expense, net	$1	$—	$—
Amortization of actuarial loss	Other expense, net	96	93	114
Settlements	Other expense, net	7	143	9
	Total before tax	104	236	123
	Income tax expense	(2)	(44)	(1)
Total reclassifications for the period, net of tax		$102	$192	$122

Dividend Restrictions
Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.
Certain debt instruments, including our 6.625% Senior Notes indenture, our 9.50% Senior Secured Notes indenture, our Loan Agreement with regard to the Tax-Exempt Bonds and our Amended Term Loan Credit Agreement, contain terms that include various negative covenants and restrictions, including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

18. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share attributable to NIC in our Consolidated Statements of Operations:

	For the Years Ended October 31,
(in millions, except per share data)	2020	2019	2018
Numerator:
Net income (loss) attributable to Navistar International Corporation common stockholders	$(347)	$221	$340

Denominator:
Weighted average shares outstanding:
Basic	99.7	99.3	98.9
Effect of dilutive securities	—	0.2	0.7
Diluted	99.7	99.5	99.6

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(3.48)	$2.23	$3.44
Diluted	$(3.48)	$2.22	$3.41

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
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the year ended October 31, 2020, no dilutive securities were included in the computation of diluted earnings per share because they would have been anti-dilutive due to the net loss attributable to NIC.
For the year ended October 31, 2018, certain securities have been excluded from the computation of earnings per share, as our average stock price was less than their respective exercise prices. The aggregate shares not included were 9.8 million, which were primarily comprised of 7.6 million shares related to the 2019 Convertible Notes.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The 2013 PIP replaced on a prospective basis, our 2004 Performance Incentive Plan, and will expire in February 2023. A total of 3,665,500 shares of common stock were reserved for awards under the 2013 PIP. The number of shares authorized and available for issuance under the 2013 PIP will be increased by shares of stock subject to an option or award under the 2013 PIP, the Company’s 2004 Performance Incentive Plan, or the Ownership Program as further described below, (collectively, the "Existing Plans"), that are canceled, expired, forfeited, settled in cash, or otherwise terminated after February 19, 2013 without a delivery of shares to the participant of such plan, including shares used to satisfy the exercise price of a stock option or a tax withholding obligation arising in connection with an award. As of October 31, 2020, 3,949,512 shares remain available for issuance under the 2013 PIP. Shares issued under the Plan may be newly issued shares or reissued Treasury shares.
Other Plans and Grants
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program, as amended from time to time (the "Ownership Program"), and the Non-Employee Directors Deferred Fee Plan (the "Deferred Fee Plan").

•
Ownership Program—In June 1997, our Board of Directors approved the terms of the Ownership Program. In general, under the Ownership Program in existence through November 2013, all officers and senior managers were required to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock based on organizational level. Participants were required to hold such stock for the entire period in which they are employed by the Company. The Ownership Program was amended and restated effective November 1, 2013 on a going forward basis. The new guidelines (i) increased stock ownership guideline multiples to six times salary for the President and CEO and up to three times salary for other senior executives; (ii) modified retention requirements for Company granted equity until ownership requirements are met; (iii) added a holding period for shares acquired through transactions with Company granted equity after the executives satisfy the stock ownership requirement; (iv) eliminated the granting of premium shares as an inducement to executives fulfilling stock ownership guidelines on an accelerated basis; and (v) eliminated the required time frame to fulfill stock ownership guidelines. Under the prior Ownership Program, participants were entitled to defer their cash bonus into deferred share units ("DSUs"), which vested immediately. There were 2,365 DSUs outstanding as of October 31, 2020. Premium share units ("PSUs") were also eligible to be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vested annually, pro rata over three years. There were 28,500 PSUs outstanding as of October 31, 2020 under the prior Ownership Program. Each vested DSU and PSU will be settled by delivery of one share of common stock within 10 days after a participant's termination of employment or at such later date as required by IRC Section Rule 409A. PSUs and DSUs awarded between February 19, 2013 and October 31, 2013 were issued under the 2013 PIP.

•
Deferred Fee Plan—Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their annual cash retainer in cash (with interest) or in stock units and may elect to defer all or a portion of their annual equity retainer in deferred stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2020, 28,833 deferred shares were outstanding under the Deferred Fee Plan. Beginning on September 30, 2013, shares deferred by non-employee directors have been issued out of the 2013 PIP. The Deferred Fee Plan was amended and restated effective February 11, 2015 and then subsequently amended on December 9, 2019.

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes stock options activity:

	For the Years Ended October 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	1,737	$33.82	1,780	$33.70	2,408	$38.81
Granted	—	—	284	33.83	236	40.44
Exercised	(142)	28.81	(94)	23.98	(236)	32.78
Forfeited/expired	(661)	33.65	(233)	36.86	(628)	56.64
Options outstanding, at end of year	934	34.71	1,737	33.82	1,780	33.70
Options exercisable, at end of year	686	34.35	1,242	33.50	1,396	33.55

The following table summarizes information about stock options outstanding:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 30.94	261	6.3	$26.72	$4.3
$ 30.95 - $ 39.32	410	4.9	35.35	3.2
$ 39.33 - $ 43.86	263	5.2	41.61	0.5
Options Outstanding	934
The following table summarizes information about stock options exercisable:

	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices:	(in thousands)	(in years)		(in millions)
$ 10.60 - $ 30.94	237	6.1	$26.66	$3.9
$ 30.95 - $ 39.32	249	2.8	35.55	1.9
$ 39.33 - $ 43.86	200	4.5	41.93	0.3
Options Exercisable	686

There were no options granted during the year ended October 31, 2020. The weighted average grant date fair value of options granted during the years ended October 31, 2019, and 2018 was $16.15, and $18.90, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2020, 2019, and 2018 was $1 million, $2 million, and $3 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes the annual weighted average assumptions:

	For the Years Ended October 31,
	2020	2019	2018
Risk-free interest rate	N/A	2.5%	2.5%
Expected volatility	N/A	48.8%	49.1%
Expected life (in years)	N/A	5.6	5.3

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
Restricted Stock
Restricted stock represents common stock issued subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock is valued based on the fair value of the common stock at grant date and except for the restricted stock issued to non-employee directors, vests either ratably over a three-year period or cliff-vest at the end of a three-year period. Restricted stock issued to non-employee directors in the years ended October 31, 2019 and 2018 represents their first quarterly retainer fees and immediately vests at grant date. No restricted stock was issued for the year ended October 31, 2020.
The following table summarizes restricted stock activity:

	For the Years Ended October 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	—	$—	—	$—
Granted	—	—	5	32.30	4	34.97
Vested	—	—	(5)	32.30	(4)	34.97
Nonvested, at end of year	—	—	—	—	—	—

The aggregate grant date fair value of restricted stock vested for the years ended October 31, 2019 and 2018 was $0.1 million for each period.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive shares of common stock ("share-settled RSUs") or the cash ("cash-settled RSUs") value of one share of common stock in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Share and cash-settled RSUs are valued based on the fair value of the common stock at grant date and vest either ratably over a three-year period or cliff-vest at the end of a one-year or three-year period. Cash-settled RSUs are classified as liabilities and are remeasured at each reporting date until settlement.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize RSUs activity for the years ended October 31:

	Share-Settled RSUs
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	476	$33.82	502	$25.01	619	$15.04
Granted	21	36.36	178	34.93	168	40.05
Vested	(181)	28.36	(194)	11.84	(214)	9.59
Forfeited	(9)	35.70	(10)	38.24	(71)	20.24
Nonvested, at end of year	307	37.16	476	33.82	502	25.01

	Cash-Settled RSUs
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	385	$35.07	428	$28.58	587	$18.02
Granted	—	—	226	34.97	187	40.12
Vested	(188)	33.69	(230)	22.89	(319)	16.42
Forfeited	(21)	35.68	(39)	34.99	(27)	22.76
Nonvested, at end of year	176	36.47	385	35.07	428	28.58

The aggregate grant date fair value of RSUs vested during the years ended October 31, 2020, 2019, and 2018 was $11 million, $8 million, and $7 million, respectively.
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
The following table summarizes the performance-based stock options subject to service and performance conditions activity:

	For the Years Ended October 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	123	$27.67	152	$27.59	599	$27.59
Exercised	(42)	27.67	(29)	27.23	(13)	27.67
Forfeited	—	—	—	—	(434)	27.59
Options outstanding, at end of year	81	27.67	123	27.67	152	27.59
Options exercisable, at end of year	81	27.67	123	27.67	152	27.59

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the performance-based stock options subject to service and market conditions activity:

	For the Years Ended October 31,
	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	200	$27.24	387	$27.24	431	$27.24
Exercised	(200)	27.24	(186)	27.24	(44)	27.24
Forfeited	—	—	(1)	27.24	—	—
Options outstanding, at end of year	—	—	200	27.24	387	27.24
Options exercisable, at end of year	—	—	200	27.24	387	27.24

The total intrinsic value of performance-based stock options exercised was $2 million and $1 million during the years ended October 31, 2020 and 2018, respectively. There was minimal intrinsic value for performance-based options exercised during the year ended October 31, 2019.
Performance-based Stock Units
Performance-based stock units ("PUs") represent the right to receive one share of common stock ("share-settled PUs") or cash equal to the value of one share of common stock ("cash-settled PUs") in the future, with the right to future delivery of the shares or cash subject to forfeiture or other restrictions that will lapse upon satisfaction of a combination of the following conditions: service, market, and performance conditions. Share and cash-settled PUs subject to service and performance conditions are valued based on the fair value of the common stock at grant date and vest either at the end of the performance period or cliff-vest at the end of a three-year period if performance measures are met. Cash-settled PUs subject to service and market conditions are valued using a Monte Carlo simulation and cliff-vest at the end of a three-year period if performance measures are met. Cash-settled PUs are classified as liabilities and are remeasured at each reporting date until settlement. There were no nonvested share-settled PUs subject to service and performance conditions, nor any cash-settled PUs subject to service and market conditions outstanding for the years ended October 31, 2020, 2019, and 2018.
The following tables summarize cash-settled PUs activity for the years ended October 31:

	Cash-Settled PUs subject to Service and Performance Conditions
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)		(in thousands)
Nonvested, at beginning of year	—	$—	—	$—	220	$27.59
Granted	—	—	—	—	—	—
Vested	—	—	—	—	(121)	27.59
Forfeited	—	—	—	—	(99)	27.59
Nonvested, at end of year	—	—	—	—	—	—
Total Share-Based Compensation Expense
Total share-based compensation expense for the years ended October 31, 2020, 2019, and 2018 was $11 million, $17 million and $17 million, respectively. We record share-based compensation expense on a straight-line basis over the required service period which is equal to the vesting period, beginning on the grant date. Share-based compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of October 31, 2020, there was $5 million of total unrecognized compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of approximately one year.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

We received cash of $4 million, $4 million, and $8 million during the years ended October 31, 2020, 2019 and 2018, respectively, related to stock options exercised. We used cash of $7 million, $8 million, and $13 million during the years ended October 31, 2020, 2019, and 2018, respectively, to settle cash-settled RSUs. We did not realize any tax benefit from stock options exercised for fiscal years 2020, 2019 and 2018.
20. Supplemental Cash Flow Information
The following table provides additional information about our Consolidated Statements of Cash Flows:

	For the Years Ended October 31,
(in millions)	2020	2019	2018
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$(2)	$(4)	$—
Dividends from non-consolidated affiliates	—	2	5
Equity in income of non-consolidated affiliates, net of dividends	$(2)	$(2)	$5
Other non-cash operating activities
Gain on sale of property and equipment	$2	$(1)	$—
Loss on sale and impairment of repossessed collateral	5	3	1
Income from non-cash leases	(12)	(11)	(24)
Other non-cash operating activities	$(5)	$(9)	$(23)
Changes in other assets and liabilities
Other current assets	$4	$(38)	$(7)
Other noncurrent assets	(22)	(12)	(19)
Other current liabilities	49	115	116
Postretirement benefits liabilities, net	(13)	54	(131)
Other noncurrent liabilities	(11)	(21)	58
Other, net	11	3	9
Changes in other assets and liabilities	$18	$101	$26
Cash paid during the year
Interest, net of amounts capitalized	$218	$287	$306
Income taxes, net of refunds	27	47	18
Non-cash investing and financing activities
Transfers to inventories from property and equipment for leases to others	(11)	(15)	(9)

21. Selected Quarterly Financial Data (Unaudited)
The following tables provide our quarterly condensed consolidated statements of operations and financial data:

	First Quarter Ended January 31,		Second Quarter Ended April 30,
(in millions, except for per share data and stock prices)	2020	2019	2020	2019
Sales and revenues, net	$1,838	$2,433	$1,925	$2,996
Manufacturing gross margin(A)	265	407	253	455
Net income (loss) attributable to Navistar International Corporation	$(36)	$11	$(38)	$(48)

Earnings (loss) per share attributable to Navistar International Corporation:
Basic(B)	$(0.36)	$0.11	$(0.38)	$(0.48)
Diluted(B)	$(0.36)	$0.11	$(0.38)	$(0.48)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Third Quarter Ended July 31,		Fourth Quarter Ended October 31,
(in millions, except for per share data and stock prices)	2020	2019	2020	2019
Sales and revenues, net	$1,675	$3,042	$2,065	$2,780
Manufacturing gross margin(A)	251	495	345	459
Net income (loss) attributable to Navistar International Corporation	$(37)	$156	$(236)	$102

Earnings (loss) per share attributable to Navistar International Corporation:
Basic(B)	$(0.37)	$1.57	$(2.36)	$1.03
Diluted(B)	$(0.37)	$1.56	$(2.36)	$1.02
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

22. Subsequent Events
On November 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TRATON SE, a Societas Europaea (“Parent”) and Dusk Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger as a wholly owned indirect subsidiary of Parent (the “Surviving Corporation”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of common stock of the Company, par value $0.10 per share (“Company Stock”) outstanding immediately prior to the Effective Time, unless otherwise provided by the Merger Agreement, shall be automatically canceled and converted into the right to receive $44.50 in cash, without interest (the “Common Merger Consideration”); (b) each share of Series D Convertible Junior Preference Stock of the Company, par value $1.00 per share (“Series D Stock”) outstanding immediately prior to the Effective Time, unless otherwise provided in the Merger Agreement, shall be automatically canceled and converted into an amount in cash, without interest, equal to the portion of the Common Merger Consideration that would have been payable in respect of such share of Series D Stock had such share of Series D Stock been converted into Company Stock pursuant to the terms of the certificate of incorporation of the Company in effect immediately prior to the Effective Time; and (c) the sole share of Series B Nonconvertible Junior Preference Stock of the Company, par value $1.00 (“Series B Stock”), issued and outstanding immediately prior to the Effective Time, shall be unaffected by the Merger and shall remain outstanding as one share of Series B Stock of the Surviving Corporation, with the same rights, powers, preferences and privileges attributable to the sole share of Series B Stock immediately prior to the Effective Time.
Consummation of the Merger is subject to various closing conditions, including, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Company Stock entitled to vote on such matter at a meeting of the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as certain non-U.S. regulatory approvals, and (iii) the absence of any law or order (whether temporary, preliminary or permanent) by a governmental entity that restrains or otherwise prohibits the Merger or the other transactions contemplated by the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Subsidiary. The Company has also made certain covenants in the Merger Agreement, including covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Merger Agreement may be terminated by each of the Company and Parent under certain circumstances, including if the Merger is not consummated by September 30, 2021 (the “End Date”), provided that the End Date may be automatically extended until December 31, 2021 if (a) all of the conditions to the closing of the Merger are satisfied other than the receipt of regulatory approvals or approval from the Committee on Foreign Investment in the United States (“CFIUS”), or (b) if a CFIUS filing request is received by the parties prior to the closing of the Merger; provided further that no party may terminate the Merger Agreement if such party’s breach resulted in or caused the failure of a condition to consummate the Merger by the End Date. The Merger Agreement also provides for certain other customary termination rights for the Company and Parent, and further provides that a termination fee in the amount of $125,000,000 will be payable by the Company to Parent in connection with the termination of the Merger Agreement under certain specified circumstances. In the event that the stockholders of the Company do not approve the Merger at the Company’s stockholder meeting, the Company shall reimburse Parent and its affiliates for 100% of their documented out-of-pocket fees and expenses in an amount up to $25,000,000 actually incurred in connection with the Merger Agreement. If the Company is required to pay Parent the termination fee and to reimburse Parent for its expenses, the termination fee will be reduced by the amount paid as reimbursement for out-of-pocket fees and expenses of Parent, such that the Company will not be required to pay an amount in excess of $125,000,000.
The Company and Parent have agreed to use their reasonable best efforts to obtain the necessary regulatory approvals to consummate the Merger, including preparing and filing all notices, reports and other filings and defending through litigation any proceeding seeking to prevent the Merger.

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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2020 using the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2020.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2020. Their reports appear in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and their respective biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption "Proposal 1-Election of Directors" in our proxy statement, upon filing, for the 2021 annual meeting of stockholders scheduled to be held on March 2, 2021 (the "Proxy Statement"). Information about our Audit Committee may be found under the captions "Board Committees" and "Report of the Audit Committee" in the Proxy Statement, upon filing. Information about the procedures by which security holders may recommend nominees to our Board of Directors may be found under the caption "Shareholder Nominations" in the Proxy Statement, upon filing. That information is, upon filing, incorporated herein by reference.
The information in the Proxy Statement to be set forth under the captions "Delinquent Section 16(a) Reports", if applicable, and "Code of Conduct" is, upon filing, incorporated herein by reference.

Item 11.	Executive Compensation
The information in the Proxy Statement to be set forth under the caption "Executive Compensation" is, upon filing, incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Proxy Statement to be set forth under the captions "Persons Owning More Than Five Percent of Company Common Stock," "Company Common Stock Owned by Executive Officers and Directors," and "Equity Compensation Plan Information" is, upon filing, incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information to be set forth in the Proxy Statement under the captions "Transactions with Related Persons" and "Board Independence" is, upon filing, incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information concerning principal accountant fees and services will appear in the Proxy Statement under the heading "Fees of Independent Registered Public Accounting Firm" and is, upon filing, incorporated herein by reference.

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

N/A
(2.3)
Agreement and Plan of Merger, dated as of November 7, 2020, by an among Navistar International Corporation, TRATON SE and Dusk Inc. Filed as Exhibit 2.1 to Current Report on Form 8-K dated November 7, 2020 and filed November 9, 2020. Commission File No. 001-09618.
N/A
(3)	Articles of Incorporation and By-Laws	N/A
(4)	Instruments Defining Rights of Security Holders, including Indentures	N/A
(4.1)	Description of Capital Stock	N/A
(10)	Material Contracts	N/A
(21)	Subsidiaries of the Registrant	N/A
(23.1)	Consent of Independent Registered Public Accounting Firm	N/A
(24)	Power of Attorney	N/A
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
(99.1)	Additional Financial Information (Unaudited)	E-17
(99.2)
Voting Agreement, dated as of November 7, 2020, by and among TRATON SE, Dusk Inc., and certain stockholders of the Company affiliated with Carl C. Icahn. Filed as Exhibit 99.1 to Current Report on Form 8-K dated November 7, 2020 and filed November 9, 2020. Commission File No. 001-09618.
N/A
(99.3)
Voting Agreement, dated as of November 7, 2020, by and among TRATON SE, Dusk Inc., and certain stockholders of the Company affiliated with Mark H. Rachesky. Filed as Exhibit 99.2 to Current Report on Form 8-K dated November 7, 2020 and filed November 9, 2020. Commission File No. 001-09618.
N/A
(101.INS)	XBRL Instance Document	N/A
(101.SCH)	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	N/A
(104)	Cover Page Interactive Data File (embedded within Inline XBRL documents and included in Exhibit 101)	N/A
* Certain schedules and attachments referenced in the Recapitalization Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the U.S. Securities and Exchange Commission upon request.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2020.
Item 16. Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
December 17, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PERSIO V. LISBOA	President, Chief Executive Officer (Principal Executive Officer)	December 17, 2020
Persio V. Lisboa

/s/ TROY A. CLARKE	Executive Chairman and Chairman of the Board	December 17, 2020
Troy A. Clarke

/s/ WALTER G. BORST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2020
Walter G. Borst

/s/ SAMARA A. STRYCKER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 17, 2020
Samara A. Strycker

/s/ JOSÉ MARIA ALAPONT	Director	December 17, 2020
José Maria Alapont

/s/ STEPHEN R. D'ARCY	Director	December 17, 2020
Stephen R. D'Arcy

/s/ JEFFREY A. DOKHO	Director	December 17, 2020
Jeffrey A. Dokho

/s/ VINCENT J. INTRIERI	Director	December 17, 2020
Vincent J. Intrieri

/s/ MARK H. RACHESKY	Director	December 17, 2020
Mark H. Rachesky

/s/ CHRISTIAN SCHULZ	Director	December 17, 2020
Christian Schulz

/s/ KEVIN M. SHEEHAN	Director	December 17, 2020
Kevin M. Sheehan

/s/ DENNIS A. SUSKIND	Director	December 17, 2020
Dennis A. Suskind

/s/ JANET T. YEUNG	Director	December 17, 2020
Janet T. Yeung