Form 10-Q
period 2021-01-31
NAVISTAR INTERNATIONAL CORP
filed 2021-03-09
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of February 28, 2021, the number of shares outstanding of the registrant’s common stock was 99,715,656, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:
•estimates we have made in preparing our financial statements;
•the implementation of, and expected benefits from, our strategic alliance with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group"), and the likelihood and consequences of the previously announced acquisition of the Company by TRATON SE or one of its affiliates;
•our development and launch of new products and technologies;
•anticipated sales, volume, demand, markets for our products, and financial performance;
•anticipated performance and benefits of our products and technologies;
•our business strategies relating to, and our ability to meet, federal and state regulatory heavy-duty diesel emissions standards applicable to certain of our engines, including the timing and costs of compliance and consequences of noncompliance with such standards, as well as our ability to meet other federal, state and foreign regulatory requirements;
•our business strategies and short-term and long-term goals and activities to accomplish such strategies and goals;
•our ability to implement our strategy and the results we expect to achieve from the implementation of our strategy;
•our expectations related to new product launches;
•anticipated results from acquisitions, dispositions, strategic alliances, and joint ventures we complete;
•our expectations and estimates relating to restructuring activities, including restructuring charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;
•our expectations relating to debt refinancing activities;
•our expectations relating to the potential effects of anticipated divestitures and closures of businesses;
•our expectations relating to our cost-reduction actions and actions to reduce discretionary spending;
•our expectations relating to our ability to service our long-term debt;
•our expectations relating to our wholesale and retail finance receivables and revenues;
•liabilities resulting from environmental, health and safety laws and regulations;
•our anticipated capital expenditures;
•our expectations relating to payments of taxes;
•our expectations relating to warranty costs;
•our expectations relating to interest expense;
•our expectations relating to impairment of goodwill, other intangible assets, and property, plant and equipment;
•our expectations relating to the resolution of, and costs relating to litigation, arbitration and similar matters;
•estimates relating to pension plan contributions and unfunded pension and postretirement benefits;
•our expectations relating to commodity price risk, including the impact of tariff increases or potential new tariffs;
•anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations; and
•our expectations relating to the anticipated impact that the novel strain of coronavirus (“COVID-19”) pandemic has on our business, financial condition, results of operations and cash flows.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, which was filed on December 17, 2020, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information
Item 1.     Financial Statements
See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
(in millions, except per share data)	2021	2020
Sales and revenues
Sales of manufactured products, net	$1,769	$1,794
Finance revenues	43	44
Sales and revenues, net	1,812	1,838
Costs and expenses
Costs of products sold	1,507	1,529
Restructuring charges	21	1
Asset impairment charges	31	—
Selling, general and administrative expenses	205	182
Engineering and product development costs	84	86
Interest expense	64	65
Other (income) expense, net	(5)	11
Total costs and expenses	1,907	1,874
Equity in loss of non-consolidated affiliates	(1)	(1)
Loss before income taxes	(96)	(37)
Income tax benefit	18	5
Loss from continuing operations	(78)	(32)
Income from discontinued operations, net of tax	1	—
Net loss	(77)	(32)
Less: Net income attributable to non-controlling interests	4	4
Net loss attributable to Navistar International Corporation	$(81)	$(36)

Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(82)	$(36)
Income from discontinued operations, net of tax	1	—
Net loss attributable to Navistar International Corporation common stockholders	$(81)	$(36)

Income (loss) per share attributable to Navistar International Corporation:
Basic
Continuing operations	$(0.82)	$(0.36)
Discontinued operations	0.01	—
Basic	$(0.81)	$(0.36)

Diluted
Continuing operations	$(0.82)	$(0.36)
Discontinued operations	0.01	—
Diluted	$(0.81)	$(0.36)

Weighted average shares outstanding:
Basic	99.9	99.5
Diluted	99.9	99.5
See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended January 31,
	2021	2020
Net loss	$(77)	$(32)
Other comprehensive income (loss):
Foreign currency translation adjustment	25	(8)
Defined benefit plans, net of tax	54	25
Total other comprehensive income	79	17
Comprehensive income (loss)	2	(15)
Less: Net income attributable to non-controlling interests	4	4
Total comprehensive loss attributable to Navistar International Corporation	$(2)	$(19)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of January 31, 2021	As of October 31, 2020
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,261	$1,843
Restricted cash and cash equivalents	135	64
Trade and other receivables, net	262	273
Finance receivables, net	1,246	1,371
Inventories, net	848	763
Other current assets	333	263
Total current assets	4,085	4,577
Restricted cash	68	66
Trade and other receivables, net	7	7
Finance receivables, net	254	251
Investments in non-consolidated affiliates	30	31
Property and equipment (net of accumulated depreciation and amortization of $ 2,321 and $2,335, respectively)	1,216	1,298
Operating lease right of use assets	115	119
Goodwill	38	38
Intangible assets (net of accumulated amortization of $139 and $138, respectively)	18	18
Deferred taxes, net	157	117
Other noncurrent assets	130	115
Total assets	$6,118	$6,637
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$565	$640
Accounts payable	1,281	1,278
Other current liabilities	1,428	1,453
Total current liabilities	3,274	3,371
Long-term debt	4,504	4,690
Postretirement benefits liabilities	1,464	1,705
Other noncurrent liabilities	701	693
Total liabilities	9,943	10,459
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,727	2,726
Accumulated deficit	(4,654)	(4,566)
Accumulated other comprehensive loss	(1,786)	(1,865)
Common stock held in treasury, at cost (3.4 and 3.5 shares, respectively)	(132)	(133)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,833)	(3,826)
Stockholders’ equity attributable to non-controlling interests	8	4
Total stockholders’ deficit	(3,825)	(3,822)
Total liabilities and stockholders’ deficit	$6,118	$6,637

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
(in millions)	2021	2020
Cash flows from operating activities
Net loss	$(77)	$(32)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34	35
Depreciation of equipment leased to others	17	15
Deferred taxes, including change in valuation allowance	(34)	(10)
Asset impairment charges	31	—
Amortization of debt issuance costs and discount	3	3
Stock-based compensation	4	5
Provision for credit losses	3	4
Equity in loss of non-consolidated affiliates, net of dividends	1	1
Other non-cash operating activities	(3)	(2)
Changes in other assets and liabilities	(109)	80
Net cash provided by (used in) operating activities	(130)	99
Cash flows from investing activities
Capital expenditures	(73)	(59)
Purchases of equipment leased to others	(25)	(7)
Proceeds from sales of property and equipment	6	2
Investments in non-consolidated affiliates	(9)	—
Proceeds from sales of investments and businesses	—	10
Net cash used in investing activities	(101)	(54)
Cash flows from financing activities
Proceeds from issuance of securitized debt	26	8
Principal payments on securitized debt	(9)	(16)
Net change in secured revolving credit facilities	(64)	(315)
Proceeds from issuance of non-securitized debt	—	18
Principal payments on non-securitized debt	(5)	(65)
Net change in notes and debt outstanding under revolving credit facilities	(226)	(88)
Debt issuance costs	(1)	—
Proceeds from exercise of stock options	—	2
Dividends paid by subsidiaries to non-controlling interest	—	(5)
Net cash used in financing activities	(279)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(4)
Decrease in cash, cash equivalents and restricted cash	(509)	(420)
Cash, cash equivalents and restricted cash at beginning of the period	1,973	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,464	$1,137

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2020	$2	$10	$2,726	$(4,566)	$(1,865)	$(133)	$4	$(3,822)
Net income (loss)	—	—	—	(81)	—	—	4	(77)
Total other comprehensive income	—	—	—	—	79	—	—	79
Cumulative effect of adoption of new credit loss standard	—	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	—	—	—	1	—	1
Balance as of January 31, 2021	$2	$10	$2,727	$(4,654)	$(1,786)	$(132)	$8	$(3,825)

Balance as of October 31, 2019	$2	$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	(36)	—	—	4	(32)
Total other comprehensive income	—	—	—	—	17	—	—	17
Reclassification of stranded tax effects	—	—	—	189	(189)	—	—	—
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(2)	—	—	4	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of January 31, 2020	$2	$10	$2,730	$(4,256)	$(2,084)	$(143)	$2	$(3,739)

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
Our fiscal year ends on October 31. As such, all references to 2021, 2020, and other years contained within this Quarterly Report on Form 10-Q relate to the fiscal year, unless otherwise indicated.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2020, which should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $47 million and $37 million, and liabilities of $4 million and $3 million, as of January 31, 2021 and October 31, 2020, respectively. As of January 31, 2021 and October 31, 2020, assets include $30 million and $4 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified us of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $640 million and $661 million as of January 31, 2021 and October 31, 2020, respectively, and liabilities of $600 million and $610 million as of January 31, 2021 and October 31, 2020, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $378 million and $397 million as of January 31, 2021 and October 31, 2020, respectively, and corresponding liabilities of $252 million and $288 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. During the third quarter of 2020, we informed MAN, a subsidiary of the TRATON Group, of the cancellation of a certain engine program. The parties disagree about the effects of the cancellation under the terms of the applicable agreement and are having commercial discussions related to the consequences of the program cancellation. The ultimate resolution may result in additional expenses which could be material. We are unable to estimate the amount of these expenses at this time. Revenue recognized from the agreements with the TRATON Group for the three months ended January 31, 2021 and 2020 was approximately $50 million and $31 million, respectively. Net expenses incurred for the three months ended January 31, 2021 and 2020 were $24 million and $17 million, respectively, included primarily in Engineering and product development costs in our Consolidated Statements of Operations. Our receivable from TRATON Group was $12 million and $18 million as of January 31, 2021 and October 31, 2020, respectively. Our payable to TRATON Group was $104 million and $90 million as of January 31, 2021 and October 31, 2020, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. The sale of a 70% equity interest in Navistar Defense to an affiliate of Cerberus Capital Management, L.P. was completed in December 2018. In connection with the closing of the transaction, we also entered into an intellectual property agreement and a transition services agreement. Revenue recognized for the three months ended January 31, 2021 and 2020, was approximately $4 million and $14 million, respectively. As of January 31, 2021 and October 31, 2020, our receivables from Navistar Defense were $11 million and $8 million, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $127 million at January 31, 2021 compared to $135 million at October 31, 2020, offset by reserves of $25 million and $37 million, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Three Months Ended January 31,
(in millions)	2021	2020
Balance at beginning of period	$449	$510
Costs accrued and revenues deferred	31	35
Adjustments to pre-existing warranties(A)	49	4
Payments and revenues recognized	(66)	(67)
Other adjustments(B)	(1)	—
Balance at end of period	462	482
Less: Current portion	225	201
Noncurrent accrued product warranty and deferred warranty revenue	$237	$281
_________________________
(A)    Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior fiscal periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the first quarter of 2021, we had higher adjustments to prior periods related to standard Truck warranties than we had in the first quarter of 2020. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.
(B) Other adjustments consist of $1 million of adjustments to pre-existing warranty accruals related to discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for credit losses, tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment charges, restructuring charges and litigation-related accruals. Actual results could differ from our estimates.
Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of January 31, 2021, approximately 7,300, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Due to disruptions in our supply chain resulting from the COVID-19 pandemic, our global manufacturing activities at certain of our production facilities have been impacted. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. We continue to monitor our supply chain, though production has resumed by us and our suppliers. Production volumes may be volatile in the near term due to supplier constraints, which may materially impact the results of our operations.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” (Topic 326), and subsequently issued various ASUs to clarify the implementation guidance in ASU 2016-13. This ASU sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The impact of this ASU on our consolidated financial statements primarily resulted from our Financial Services operations and certain financial guarantees.
We measure expected credit losses differently depending on the type of receivable or credit exposure. To measure expected credit losses on our finance receivables we use recent historical loss data, then we apply a forward-looking adjustment based on internal and external forecasts of the relevant unemployment rate and real GDP. The forward-looking adjustment is determined using the relationship between these economic indicators and our historical loss data. The forward-looking adjustment is applied to the first two years of the amortizing receivables balances, after which, the estimate reverts to the historical loss rate on a one-year straight-line basis throughout the full remaining amortization period of the receivables. We have determined that two years is a reasonable and supportable forecast period. Additionally, we may make further quantitative or qualitative adjustments to the above models if we determine that the result is not representative of the expected credit loss after assessing the current condition of the credit environment. Our wholesale notes and accounts receivable, retail accounts, trade accounts and other receivables are short term in nature and do not have a measurable pattern of historical losses, therefore, we use the average loss per occurrence, based on historical losses, if any. Expected credit losses are recorded as an allowance for credit losses and netted against finance or trade receivables on the balance sheet through a charge to Selling, general and administrative expenses.
When we identify significant customers as a probable risk of default, we segregate those customers’ receivables and specifically measure the expected credit loss based primarily on the market value of the collateral, less remarketing costs. We use our used truck inventory values in estimating the market value of collateral.
We measure the expected credit loss of our off-balance sheet financial guarantees using the same model as our finance receivables including the application of the two-year reasonable and supportable forecast period and the reversion to historical loss data. A guarantee reserve is established in Other current liabilities through a charge to Sales of manufactured products, net. See Note 11, Fair Value Measurements, and Note 12, Commitments and Contingencies, for more information on our financial guarantees.
The adoption of ASU No. 2016-13 includes new disclosures which can be found in Note 5, Allowance for Credit Losses, which was previously referred to as Allowance for Doubtful Accounts. See Note 5 for a beginning balance reconciliation from Allowance for Doubtful Accounts.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We adopted this ASU using a modified retrospective transition on November 1, 2020. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. The cumulative effects of the adjustment made to our November 1, 2020 Consolidated Balance Sheet for the adoption of the new credit loss standard were as follows:

(in millions)	Balance at October 31, 2020	Change Due to New Standard	Balance at November 1, 2020
ASSETS
Current assets
Finance receivables, net	$1,371	$(3)	$1,368
Total current assets	4,577	(3)	4,574
Finance receivables, net	251	(4)	247
Trade and other receivables, net	7	(1)	6
Deferred taxes, net	117	2	119
Total assets	$6,637	$(6)	$6,631
LIABILITIES and STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Other current liabilities	$1,453	$1	$1,454
Total current liabilities	3,371	1	3,372
Total liabilities	10,459	1	10,460
Stockholders' deficit
Total stockholders' deficit attributable to Navistar International Corporation	(3,826)	(7)	(3,833)
Total liabilities and stockholders' deficit	$6,637	$(6)	$6,631

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2021
Truck products and services(A)	$1,014	$—	$—	$—	$2	$1,016
Truck contract manufacturing	109	—	—	—	—	109
Used trucks	58	—	—	—	—	58
Engines	—	50	73	—	—	123
Parts	—	415	16	—	—	431
Extended warranty contracts	32	—	—	—	—	32
Sales of manufactured products, net	1,213	465	89	—	2	1,769
Retail financing(B)	—	—	—	39	(2)	37
Wholesale financing(B)	—	—	—	6	—	6
Finance revenues	—	—	—	45	(2)	43
Sales and revenues, net	$1,213	$465	$89	$45	$—	$1,812

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended January 31, 2020
Truck products and services(A)	$1,075	$—	$—	$—	$3	$1,078
Truck contract manufacturing	97	—	—	—	—	97
Used trucks	41	—	—	—	—	41
Engines	—	50	47	—	—	97
Parts	—	442	14	—	—	456
Extended warranty contracts	25	—	—	—	—	25
Sales of manufactured products, net	1,238	492	61	—	3	1,794
Retail financing(B)	—	—	—	37	(2)	35
Wholesale financing(B)	—	—	—	9	—	9
Finance revenues	—	—	—	46	(2)	44
Sales and revenues, net	$1,238	$492	$61	$46	$1	$1,838
_________________________
(A)     Includes other markets primarily consisting of Bus, Export Truck and Mexico.
(B)     Retail financing and Wholesale financing revenues in the Financial Services segment include interest revenue of $14 million and $6 million, respectively, for the three months ended January 31, 2021, and $15 million and $9 million, respectively, for the three months ended January 31, 2020.
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
Certain truck and other contract manufacturing arrangements are recognized over time. We recognize revenue over time when the finished assets have no alternative use and we have a right to payment for work performed in the event of a contract cancellation or when we create or enhance an asset that the customer controls as it is being created or enhanced. We recognize revenue using a cost-based input method because it best depicts our progress in satisfying the performance obligation. The selection of the method requires judgement and is based on the nature of the products or services to be provided.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

We exclude from revenue any sales taxes, value added taxes and other related taxes collected from customers.
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the first quarter of 2021.
Contract Balances
Most of our contracts are for a period of less than one year. We have certain long-term contract manufacturing and extended warranty contracts that extend beyond one year. We record deferred revenue, primarily related to extended warranty contracts, when we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract. This deferred revenue represents contract liabilities which are included in our Consolidated Balance Sheets as components of current and long-term liabilities. The amount of manufacturing contract liabilities as of both January 31, 2021 and October 31, 2020 was not material to our consolidated financial statements.
The amount of deferred revenue related to extended warranty contracts was $231 million and $245 million at January 31, 2021 and October 31, 2020, respectively. Revenue recognized under our extended warranty programs was $32 million and $25 million for the three months ended January 31, 2021 and 2020, respectively. We expect to recognize revenue under our extended warranty programs of approximately $69 million in the remainder of 2021, $77 million in 2022, $47 million in 2023, $22 million in 2024, $9 million in 2025, and an aggregate amount of $7 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. We recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. Contract costs capitalized were immaterial as of January 31, 2021 and October 31, 2020, respectively.
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
For those areas that fall outside our strategic businesses, we evaluate alternatives which could result in additional restructuring and other related charges in the future, including, but not limited to: (i) impairments, (ii) accelerated depreciation, (iii) costs for employee and contractor termination and other related benefits, (iv) relocation costs, and (v) charges for pension and other postretirement contractual benefits and curtailments. These charges could be significant.
Melrose Park Facility Disposition
On January 13, 2021, we approved a plan to sell our facility in Melrose Park, IL (the “Melrose Park Facility”) and cease all operations at the Melrose Park Facility by November 2021. In connection with the cessation of operations at the Melrose Park Facility, we expect that half of its current workforce of approximately 500 employees at the Melrose Park Facility will be transferred to our other facilities.
We estimate that we will incur total costs related to the exit from and disposition of the Melrose Park Facility of approximately $85 million, of which $75 million is expected to be incurred in fiscal year 2021, with the remainder being incurred in fiscal year 2022. The estimated total charges primarily include $21 million of restructuring costs, $21 million of relocation costs, and $33 million for accelerated depreciation and impairment charges.
In the first quarter of 2021, we recognized charges of $47 million in our Truck segment. The charges primarily include $12 million related to pension and OPEB liabilities and $9 million for severance pay recorded in Restructuring charges in our Consolidated Statements of Operations, and $25 million of impairment charges recorded in Asset impairment charges in our Consolidated Statements of Operations. As of January 31, 2021, we have $9 million of restructuring liability recorded in Other current liabilities on our Consolidated Balance Sheet. See Note 9, Postretirement Benefits, for further discussion.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Asset Impairments
In the three months ended January 31, 2021, we concluded that we had triggering events primarily related to certain trucks under operating leases, due to declines in expected residual values. As a result, we recorded charges of $6 million in our Truck segment. These charges were recorded in Asset impairment charges in our Consolidated Statements of Operations.
See Note 11, Fair Value Measurements, for information on the valuation of impaired operating leases and other long-lived assets.
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for credit losses. Total assets of our Financial Services operations net of intercompany balances were $2.1 billion and $2.2 billion as of January 31, 2021 and October 31, 2020, respectively.
Included in total assets of our Financial Services operations were finance receivables of $1.5 billion and $1.6 billion as of January 31, 2021 and October 31, 2020, respectively. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
In connection with the COVID-19 pandemic, we continue to receive extension requests from certain customers in the retail note and finance lease portfolios in Mexico. These requests were generally granted for short-term extensions (6 months or less), without interest or principal forgiveness. The related credit exposure was not material to the consolidated financial statements. We will continue to monitor our portfolios in light of the ongoing economic uncertainties resulting from the COVID-19 pandemic. We may offer additional extensions and modifications to customers going forward in order to maximize the recoverability of outstanding receivable balances.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of January 31, 2021	As of October 31, 2020
Retail portfolio	$640	$622
Wholesale portfolio	895	1,025
Total finance receivables	1,535	1,647
Less: Allowance for credit losses	35	25
Total finance receivables, net	1,500	1,622
Less: Current portion, net(A)	1,246	1,371
Noncurrent portion, net	$254	$251
_________________________
(A)The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.
Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of January 31, 2021 or October 31, 2020, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $560 million and $649 million as of January 31, 2021 and October 31, 2020, respectively.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $145 million and $182 million as of January 31, 2021 and October 31, 2020, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues from our Financial Services segment:

	Three Months Ended January 31,
(in millions)	2021	2020
Retail notes and finance leases revenue	$16	$16
Wholesale notes revenue	11	16
Operating lease revenue	23	21
Retail and wholesale accounts revenue	1	4
Gross finance revenues	51	57
Less: Intercompany revenues	6	11
Finance revenues	$45	$46
5. Allowance for Credit Losses
Our two finance receivables portfolio segments, retail and wholesale, each consist of one class of receivable based on: (i) initial measurement attributes of the receivables and (ii) the assessment and monitoring of risk and performance of the receivables. For more information, see Note 4, Finance Receivables.
The following tables present the activity related to our allowance for credit losses for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables. On November 1, 2020, we adopted ASU 2016-13. For an explanation of the adoption of ASU 2016-13, see Note 1, Summary of Significant Accounting Policies:

	Three Months Ended January 31, 2021
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at October 31, 2020	$23	$2	$19	$44
Adoption of ASU 2016-13	7	—	1	8
Reclassifications(A)	—	—	(8)	(8)
Allowance for credit losses at November 1, 2020	30	2	12	44
Provision for credit losses	3	—	—	3
Charge-offs	(2)	—	—	(2)
Recoveries	—	—	—	—
Other(B)	2	—	—	2
Allowance for credit losses at end of period	$33	$2	$12	$47

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Three Months Ended January 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$20	$3	$21	$44
Provision for doubtful accounts	3	—	1	4
Charge-offs	(2)	—	—	(2)
Recoveries	—	—	—	—
Other(B)	1	—	(1)	—
Allowance for doubtful accounts at end of period	$22	$3	$21	$46
____________________
(A) In conjunction with the adoption of ASU 2016-13, we reclassified $8 million of non-credit allowances existing at October 31, 2020, to other components of Trade and other receivables, net and Other current liabilities.
(B) Amounts include the impact from currency translation.
Certain loss reserves on finance receivables are recorded by our Truck segment under trade and other receivables above.
Impaired finance receivables include non-performing and troubled debt restructurings ("TDR"). Non-performing receivables are those over 90 days past due or otherwise deemed not fully collectible under existing contractual terms. The accrual of interest income is suspended on non-performing finance receivables. As such, the amortized cost of our finance receivables contains an insignificant amount of accrued interest. We may continue to collect payments on our impaired finance receivables.
The following table presents information regarding impaired finance receivables:

	January 31, 2021			October 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$40	$—	$40	$31	$—	$31
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	14	—	14	12	—	12
Finance receivables on non-accrual status	29	—	29	31	—	31
The average balances of the impaired finance receivables in the retail portfolio were $32 million and $25 million during the three months ended January 31, 2021 and 2020, respectively. See Note 11, Fair Value Measurements, for information on the valuation of impaired finance receivables.
In response to the COVID-19 pandemic, we may grant limited payment extensions to certain customers who were not past due before the pandemic. There is no forgiveness of principal or interest in connection with these extensions. For those extensions requiring further modifications, we concluded that such modifications are TDRs. We have TDRs in the normal course of our Financial Services operations; however, such amounts are not material.
The age analysis is used to assess risk in our portfolio segments and to aide in identifying impaired receivables. The following table presents the aging analysis for finance receivables:

	January 31, 2021			October 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$573	$894	$1,467	$558	$1,024	$1,582
30-90 days past due	45	1	46	44	1	45
Over 90 days past due	22	—	22	20	—	20
Total finance receivables	$640	$895	$1,535	$622	$1,025	$1,647
The following table presents the amortized cost of our receivables that have an original maturity of more than one year. Performing and non-performing receivables are disaggregated as we measure expected credit losses differently. This table excludes our wholesale portfolio, trade accounts and other receivables which are short term in nature.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	Year of Origination
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Total
Retail - U.S. performing receivables	$3	$18	$10	$5	$5	$1	$42
Retail - Mexico performing receivables	33	122	96	64	32	7	354
Total performing receivables	36	140	106	69	37	8	396

Retail - U.S. non-performing receivables	—	—	—	—	—	—	—
Retail - Mexico non-performing receivables	—	5	4	9	4	3	25
Total non-performing receivables	—	5	4	9	4	3	25

Retail - Total	$36	$145	$110	$78	$41	$11	$421
6. Inventories
The following table presents the components of Inventories, net in our Consolidated Balance Sheets:

(in millions)	January 31, 2021	October 31, 2020
Finished products	$524	$516
Work in process	60	25
Raw materials	264	222
Total inventories, net	$848	$763
7. Leases
Lessee
The following table presents balance sheet information related to finance and operating leases:

(in millions)	As of January 31, 2021	As of October 31, 2020
Operating lease right of use assets	$115	$119
Finance lease right of use assets(A)	2	2
Total right of use assets	$117	$121
Operating lease liabilities
Other current liabilities	$29	$30
Other noncurrent liabilities	89	92
Finance lease liabilities
Notes payable and current maturities of long-term debt	—	1
Long-term debt	1	1
Total lease liabilities	$119	$124
_________________________
(A)Finance lease right of use assets are included in Property and Equipment, net on our Consolidated Balance Sheets.

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
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment leased under operating lease agreements represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We work with our customers and dealers to manage the sale of lease returns and the recovery of residual exposure. We also review residual values periodically to determine that recorded amounts are appropriate and the equipment is not impaired. For more information on key inputs and valuation methodologies in evaluating impairment of assets under operating lease agreements, see Note 11, Fair Value Measurements. For more information regarding impaired finance receivables see Note 5, Allowance for Credit Losses, and Note 3, Restructuring, Impairments and Divestitures for impaired assets under operating leases.
The following table presents revenue from finance and operating leases, included in our Consolidated Statements of Operations:

	Three Months Ended January 31, 2021		Three Months Ended January 31, 2020
(in millions)	Finance Leases(A)	Operating Leases	Finance Leases(A)	Operating Leases
Sales of manufactured products, net	$—	$6	$—	$8
Finance revenues	7	21	7	19
Other expense, net	—	1	—	1
Total lease revenue	$7	$28	$7	$28
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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

8. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	January 31, 2021	October 31, 2020
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $5 at both dates and unamortized debt issuance costs of $7 and $8, respectively	$1,540	$1,543
9.5% Senior Secured Notes, due 2025, net of unamortized debt issuance costs of $10 and $11, respectively	590	589
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $12 and $13, respectively	1,088	1,087
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $2 at both dates	223	223
Financed lease obligations	42	45
Other	5	9
Total Manufacturing operations debt	3,488	3,496
Less: Current portion	43	45
Net long-term Manufacturing operations debt	$3,445	$3,451

(in millions)	January 31, 2021	October 31, 2020
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $3 and $4, respectively	$661	$724
Bank credit facilities, at fixed and variable rates, due dates from 2021 through 2026, net of unamortized debt issuance costs of less than $1 and $1, respectively	731	940
Borrowings secured by operating and finance leases, at various rates, due serially through 2026	189	170
Total Financial Services operations debt	1,581	1,834
Less: Current portion	522	595
Net long-term Financial Services operations debt	$1,059	$1,239
Financial Services Operations
Asset-backed Debt
The Truck Retail Accounts Corporation (“TRAC”) funding facility has a capacity range of $100 million to $200 million and renews automatically, subject to six months lender cancellation notice. Amounts borrowed under this facility for the three months ended January 31, 2021 and 2020 were $64 million and $32 million, respectively. Repayments under this facility for the three months ended January 31, 2021 and 2020 were $117 million and $157 million, respectively.
In May 2020, the maturity date of our variable funding notes ("VFN") facility was extended to May 2021, and the maximum capacity remained at $350 million. Amounts borrowed under this facility for the three months ended January 31, 2021 and 2020 were zero and $40 million, respectively. Repayments under this facility for the three months ended January 31, 2021 and 2020 were $10 million and $225 million, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2021 and 2020, we contributed $191 million and $30 million, respectively, to our pension plans to meet regulatory funding requirements. We expect to contribute approximately $129 million to our pension plans during the remainder of 2021. The first quarter 2021 contributions include the $157 million of contributions we deferred in 2020 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
We primarily fund other post-employment benefits ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2021, as well as anticipated contributions for the remainder of 2021, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations for the three months ended January 31, 2021 and 2020 are comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
(in millions)	2021	2020	2021	2020
Service cost for benefits earned during the period	$2	$2	$—	$1
Interest on obligation	14	21	3	7
Amortization of cumulative loss (gain)	27	25	(10)	—
Contractual termination benefits	9	—	3	—
Premiums on pension insurance	3	3	—	—
Expected return on assets	(33)	(36)	(4)	(5)
Net periodic benefit expense (income)	$22	$15	$(8)	$3
Contractual termination benefits are recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. All other components of net periodic benefit cost other than service cost are included in Other expense, net in our Consolidated Statements of Operations.
In the first quarter of 2021, we committed to a plan to cease all operations at the Melrose Park Facility by November 2021. As a result, in the first quarter of 2021, we recognized $9 million of pension and $3 million of OPEB contractual termination benefits charges. These charges were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 3, Restructuring, Impairments and Divestitures for further discussion. A pension curtailment gain of $2 million, an OPEB curtailment loss of $7 million and net actuarial gains of $43 million resulting from pension and OPEB remeasurements in connection with our Melrose Park Facility announcement were recognized as a component of Accumulated other comprehensive loss in the first quarter of 2021.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. In fiscal 2020, we implemented cash conservation initiatives, including a delay in certain 401(k) company matching contributions until 2021. Prior to this, the matching contributions for non-represented employees were deposited monthly. Effective January 2021, the matching contributions went back to being deposited on a monthly basis. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $8 million for three months ended January 31, 2021 and 2020, respectively.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan will continue until certain funding targets defined by the 1993 Settlement Agreement are met. As noted within the Profit Sharing Disputes section of Note 12, Commitments and Contingencies, the Company requested the Court reform the 1993 Settlement Agreement to provide clarity regarding certain “Profit Sharing Cessation Date” provisions, which relate to the timing and impact of the cessation of the Company’s Profit Sharing Plan contributions. We are currently unable to determine whether we have achieved the certain funding targets that may result in profit sharing cessation. Upon profit sharing cessation, the Company may have ongoing responsibilities related to amortized actuarial and investment losses. There were no profit sharing accruals recorded in the first quarter of 2021 or 2020. For more information on an arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, which was concluded on February 5, 2021, see Note 12, Commitments and Contingencies.
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
For the three months ended January 31, 2021 and 2020 we recognized an income tax benefit of $18 million and $5 million, respectively. The change in tax is primarily due to the increase in loss before income taxes and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances. Other differences for the three months ended January 31, 2021 include geographical mix and certain discrete items, primarily related to the change in value of the U.S. dollar resulting in an income tax expense of $4 million for the three months ended January 31, 2021.
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
11. Fair Value Measurements
For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect our assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, we classify each fair value measurement as follows:
•Level 1—based upon quoted prices for identical instruments in active markets,
•Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable, and
•Level 3—based upon one or more significant unobservable inputs.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Impaired Finance Receivables and Impaired Assets Under Operating Leases—Fair values of the underlying collateral are determined by current and forecasted sales prices, aging of and demand for used trucks, and the mix of sales through various market channels. For more information regarding impaired finance receivables, see Note 5, Allowance for Credit Losses and for more information regarding impaired assets under operating leases, see Note 3, Restructuring, Impairments and Divestitures.
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
The following table presents the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2021				As of October 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Commodity forward contracts(A)	$—	$9	$—	$9	$—	$4	$—	$4
Foreign currency contracts(A)	—	2	—	2	—	5	—	5
Total assets	$—	$11	$—	$11	$—	$9	$—	$9
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$—	$—	$—	$—	$2	$—	$2
Foreign currency contracts(B)	—	4	—	4	—	3	—	3
Guarantees	—	—	23	23	—	—	29	29
Total liabilities	$—	$4	$23	$27	$—	$5	$29	$34
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
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
(in millions)	2021	2020
Guarantees at beginning of period	$(29)	$(27)
Net terminations	5	2
Settlements	1	1
Guarantees at end of period	$(23)	$(24)
The primary input for determining the fair value of Level 3 guarantees is expected credit losses. For more information regarding the estimate of expected credit losses, see Note 1, Summary of Significant Accounting Policies. There were no transfers of Level 3 financial instruments.
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
The following tables present the carrying values and estimated fair values of financial instruments:

	As of January 31, 2021
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$223	$223	$228
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,550	1,550	1,540
9.5% Senior Secured Notes, due 2025	—	671	—	671	590
6.625% Senior Notes, due 2026	—	1,144	—	1,144	1,088
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040	—	243	—	243	223
Financed lease obligations	—	—	43	43	42
Other(A)	—	—	4	4	4
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2022	—	—	663	663	661
Bank credit facilities, due dates from 2021 through 2026	—	—	709	709	731
Borrowings secured by operating and finance leases, due serially through 2026	—	—	191	191	189

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$223	$223	$222
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,538	1,538	1,543
9.5% Senior Secured Notes, due 2025	—	665	—	665	589
6.625% Senior Notes, due 2026	—	1,137	—	1,137	1,087
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040	—	227	—	227	223
Financed lease obligations	—	—	46	46	45
Other(A)	—	—	7	7	7
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	726	726	724
Senior secured NFC Term Loan, due 2025	—	—	—	—	—
Bank credit facilities, due dates from 2021 through 2026	—	—	914	914	940
Borrowings secured by operating and finance leases, due serially through 2026	—	—	171	171	170
________________________
(A)Excludes non-financial instrument debt of $1 million and $2 million as of January 31, 2021 and October 31, 2020, respectively.
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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.5 billion of outstanding loan principal and operating lease payments receivable at both January 31, 2021 and October 31, 2020, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.4 billion and $2.5 billion at January 31, 2021 and October 31, 2020, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets.
For certain third-party financed contracts, we have recognized equipment leased to others of $39 million at both January 31, 2021 and October 31, 2020 and financed lease and other obligations of $47 million and $49 million, in our Consolidated Balance Sheets as of January 31, 2021 and October 31, 2020, respectively.

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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of January 31, 2021, the amount of stand-by letters of credit and surety bonds issued was $84 million.
In addition, as of January 31, 2021, we have $153 million of outstanding purchase commitments and contracts with $19 million of cancellation fees with expiration dates through 2028.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2021. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
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
Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan (the "Profit Sharing Plan")) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. The Company disputes the arbitrator's June 29, 2017 ruling. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million comprised of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. On June 5, 2020 the parties and the arbitrator agreed the only years at issue for the arbitration are the plan years ending October 31, 2006, 2008, 2009, 2010, and 2011. On September 15, 2020, the arbitrator issued a "Tentative Award" concluding the Company made certain incorrect Profit Sharing Plan calculations, rejecting the Committee's claim for lost earnings, and awarding the maximum rate of interest on the Tentative Award as allowed by Illinois law. Under Illinois statute 815 ILCS 2O5/2, the maximum prejudgment interest rate is 5% per year. On December 2, 2020, after additional briefing and closing arguments, the arbitrator informed the parties that the next arbitrator ruling issued would not include a computation amount and would not materially change from the Tentative Award. The Company disputes the Tentative Award. On December 11, 2020, the arbitrator issued a “Semi-Final Award”, concluding again, that the Company made certain incorrect Profit Sharing Plan calculations, rejecting again the Committee’s claim for lost earnings, and awarding the maximum rate of interest on the Semi-Final Award as allowed by Illinois law. The Company disputes the Semi-Final Award. The arbitrator ordered the parties to meet and confer and jointly recalculate Profit Sharing Plan contributions for years ending October 31, 2006 and 2008 through 2011 based on the Semi-Final Award. On January 31, 2021, the Company and the Committee agreed that the arbitrator’s final arbitration award should be $239 million, comprised of $156 million of Profit Sharing Plan contributions for years ending October 31, 2006 and 2008-2011 and $83 million of pre-award interest at 5% per year through January 31, 2021. On February 5, 2021, the arbitrator issued an Amended Final Award reflecting the $239 million award as agreed by the Company and the Committee. Also on February 5, 2021, the Committee filed with the Court a motion to confirm the Amended Final Award and assess interest. In the motion, the Committee requests 9% per year post-award interest under Illinois law from February 5, 2021 until the date the Court enters judgment confirming the Amended Final Award.
The Company disputes the Amended Final Award, and on February 16, 2021 the Company filed with the Court its motion to vacate the Amended Final Award and stay the confirmation of the Amended Final Award pending the outcome of the Company’s motion to vacate and a determination of “Profit Sharing Cessation Date” (as referenced below) issues. On February 26, 2021, the Company filed its opposition to the Committee's motion to confirm the Amended Final Award and assess interest.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

By letter dated February 14, 2019, the Committee indicated the Profit Sharing Plan calculation for the plan year ending October 31, 2018 reflects numerous positions that have caused the Committee to dispute the Profit Sharing Plan calculations in the past, and on that basis the Committee disagrees with the 2018 calculation. The Committee also requested information about the 2018 calculation. On March 12, 2019, the Committee filed a motion to enforce the 1993 Settlement Agreement for the Company’s failure to respond to the Committee’s February 14, 2019 information requests. On May 15, 2019, the Company responded to the information requests. The motion to enforce is still pending with the Court, but on October 30, 2019, the Company and the Committee met with the Court regarding the motion to enforce, and agreed on a plan for the Company to respond to the Committee’s information and document requests related to the 2018 calculation (which also relates to the information requested for the Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014). Furthermore, the Committee informed the Company, by letter dated January 19, 2020, that it disputes the Company's Profit Sharing Plan calculations for the years ending October 31, 2015 through October 31, 2019. For Profit Sharing Plan calculations for the years ending October 31, 2015 through 2020, the Company and the Committee agreed to confer regarding the impact of the arbitrator's Amended Final Award as referenced above, and to mediate with the Court any disputes they may have regarding the 2015-2020 calculations.
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
Based on our assessment of the facts underlying the claims in the above actions, we recorded a charge in the Company's fiscal quarter ending October 31, 2020 in the amount of $289 million for the estimated liability, including $85 million for estimated interest, related to the arbitrator's Amended Final Award noted above. These amounts include the estimated liability for all years ending on or before October 31, 2020. In the first quarter of 2021, we accrued an additional charge of $2 million for interest related to the estimated liability. The charge is included in SG&A expenses in our Consolidated Statement of Operations. Other than the aforementioned, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
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
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including, but not limited to, resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, on April 17, 2020, the Company filed a motion to reform the 1993 Settlement Agreement, and in-person hearings, an in-chambers conference and several telephone conferences were held with the Court. A hearing on the motion to reform the 1993 Settlement Agreement was held on June 1, 2020. Additional hearings and/or conferences may be scheduled in the future.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows. However, future levels of the Subsidies could be impacted by the outcome of the above actions, which could be material to the Company's OPEB obligation. For more information see Note 9, Postretirement Benefits.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million as of January 31, 2021), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
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
In late February 2020, IIAA became aware that the SC District Attorney filed an action in the civil court of Santa Catarina against nine of the Companies (including IIAA), Selamix, and the Municipality of Schroeder (where the Natureza Facility is located) requesting that the defendants in the action bear all of the potential costs of the investigation needed to determine the parties responsible for the contamination and manage the remediation of the contamination at the Natureza Facility and that the defendants place funds in escrow to cover such costs. Prior to ruling on these issues, the court indicated that it will schedule a hearing to allow the defendants to set forth their defenses. In May 2020, the Municipality of Schroeder presented its defenses to the court and alleged that (i) it was not liable for contamination after FATMA, as a state agency, became responsible for the environmental licensing of Natureza, (ii) Selamix should be held liable for the contamination, and (iii) the other defendants (including IIAA) should be held liable for the contamination because their irregular disposal of toxic material contributed to the environmental damage. On October 5, 2020, IIAA presented its responses to the defenses of the Municipality of Schroeder. On December 16, 2020, the SC District Attorney filed a motion noting that it will present its counterarguments after the remaining defendant, ALSCO Toalheiro do Brasil Ltda., files its defense. IIAA continues to dispute the allegations in the FATMA Notice and intends to continue to vigorously defend itself.
Based on our assessment of the facts underlying the claims in the above actions, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of less than US$1 million as of January 31, 2021). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
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
A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney indicated that it would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. On September 10, 2019, the judge granted the New District Attorney's request to require answers to inquiries related to the case from the Department of Water and Electric Energy ("DAEE") and Sao Paulo State Sewage Company ("SABESP"), but DAEE and SABESP did not provide any additional, relevant information. IIAA is currently waiting for the New District Attorney's opinion on the matter and then intends to evaluate possible next steps. On November 8, 2020, it was determined that the New District Attorney had not presented the technical expert opinions within the applicable deadline and the New District Attorney subsequently filed a motion requesting an additional 30 days to present the technical expert opinions. The extension was granted, and the New District Attorney was required to present the technical expert opinions no later than March 2, 2021. There are no current demands or offers outstanding.

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
In May 2019, the parties to the MDL Action completed negotiation of a settlement agreement (the "Settlement Agreement") to resolve the U.S. Actions. The plaintiffs submitted the Settlement Agreement to the court for preliminary approval on May 28, 2019. The Settlement Agreement class consists of entities and natural persons who owned or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11 or 13 liter engine certified to meet EPA 2010 emissions standards without selective catalytic reduction technology, provided that the vehicle was purchased or leased in the U.S.
Among other things, the Settlement Agreement requires that (1) the parties establish a non-reversionary common fund consisting of cash (the “Cash Fund”) and rebates (the “Rebate Fund”) with a total value of $135 million (the “Settlement Fund”); (2) NIC and NI contribute $85 million to the Cash Fund, which will be used to pay all settlement fees and expenses, service awards, attorneys’ fees and costs, and cash payments to members of the settlement class; (3) NI commit to make available rebates with a face value in the aggregate of $50 million to the Rebate Fund; and (4) the settlement class release NIC and NI and their affiliates from all claims and potential claims arising from or related to the allegations in the U.S. Actions, except for claims for personal injury or damage to third-party property. The Settlement Agreement further provides that amounts or value remaining in either the Cash Fund or the Rebate Fund after claims are processed will be used to pay approved claims from the other fund if the other fund is oversubscribed (the “Waterfall”). The Settlement Agreement states that NIC and NI deny all claims in the U.S. Actions, deny wrongdoing, liability or damage of any kind, and deny that NIC and NI acted improperly or wrongfully in any way. On February 3, 2020, NIC and NI funded $85 million to the Cash Fund. Any Waterfall from the Rebate Fund to the Cash Fund is capped at $35 million. We are waiting for the final adjudication of the claims by the settlement administrator. It is possible that a Waterfall from the Rebate Fund to the Cash Fund could occur.

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
In February 2020, three class members intervened in the MDL Action and filed motions asking the court to exclude them from the settlement or to permit them to opt out after the opt out deadline. In April and June 2020, the court denied these motions. In May 2020, two of the intervening class members appealed the court’s April 2020 order. The Company filed its opposition brief on August 19, 2020. The appellate court heard oral argument on November 2, 2020.
There are also non-class action MaxxForce Advanced EGR engine lawsuits filed against the Company in various state and federal courts. A number of non-class action lawsuits have been resolved in favor of the Company prior to trial or settled for immaterial amounts. Several cases have been resolved at trial with varying results. Several other non-class actions are pending at this time. One of the non-class action lawsuits ("Milan"), alleging violations of the Tennessee Consumer Protection Act and fraud and involving approximately 235 trucks, was tried in Tennessee state court in August 2017, and resulted in a jury verdict of approximately $31 million against the Company, including $20 million in punitive damages.
In the third quarter of 2017, we recorded $31 million of charges in SG&A expenses in our Consolidated Statements of Operations related to the Milan lawsuit.
On August 14, 2019, a three-judge panel of the Tennessee Court of Appeals issued a unanimous opinion reversing the $31 million judgment and $1 million of fees and costs previously awarded to the Milan plaintiffs following an appeal filed by the Company in January 2018 challenging the jury verdict. In addition, the Tennessee Court of Appeals affirmed the trial court’s judgment for Navistar on the Milan plaintiff's warranty claims. On October 11, 2019, the Milan plaintiffs filed an application for permission to appeal this ruling to the Tennessee Supreme Court. On January 16, 2020, the Tennessee Supreme Court granted permission to appeal. The Company filed its opposition brief on August 19, 2020. The Tennessee Supreme Court heard oral arguments on November 4, 2020.
Based on our assessment of the facts underlying the claims in the above actions, the Company recorded a charge in the Company’s fiscal second quarter ended April 30, 2019 in the amount of $159 million as a reserve for its expected obligations under the Settlement Agreement as well as for current period liabilities and potential future settlements with respect to certain other MaxxForce Advanced EGR engine lawsuits that are not included in the Settlement Agreement. In addition, the Company released a liability of $32 million, related to the judgment reversal in the Milan case in the third quarter ended July 31, 2019. These impacts were recorded in SG&A expenses in our Consolidated Statements of Operations. As noted above, with respect to the Settlement Agreement and the claims filed in connection with it, it is possible that a Waterfall from the Rebate Fund to the Cash Fund could result in an additional cash impact. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of these matters may impact our future consolidated financial condition, results of operations or cash flows.
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
On April 3, 2018, the parties jointly filed a stipulation of dismissal with prejudice for NIC only. The stipulation with prejudice has no effect on the claims made against NI. With the dismissal of NIC, the matter moved to the remedy phase with respect to NI. Discovery for the remedy phase has been completed. On July 30, 2020, NI filed a motion for partial summary judgment as to certain aspects of the remedy sought by the DOJ. The court denied that motion on December 21, 2020. In January 2021, the court set trial for this matter to begin on July 19, 2021.
At a status conference on October 22, 2020, the parties reported on the status of ongoing settlement discussions. Further mediation sessions were held in November and December 2020.
Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $4 million in the first quarter of 2020 in SG&A expenses in our Consolidated Statements of Operations, resulting in the recording of a total estimated liability of $6 million at October 31, 2020. Total cash outlays in future periods could range from $6 million to $291 million related to the resolution of this matter. Other than the aforementioned, we are unable to provide further meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

On November 5, 2020, the parties filed a Joint Motion to Stay and Notice of Settlement in Principle, explaining that the parties reached a settlement in principle for a comprehensive resolution of the claims in both DOJ's and Relator's complaints. We recorded an accrual of $58 million in the fourth quarter, which included $8 million of legal and other fees, related to the settlement in principle. On November 6, 2020, the Court granted the motion, staying the action until February 5, 2021, and denying without prejudice the pending motion to transfer venue. The Court ordered that on or before February 5, 2021, the parties must file a joint stipulation of dismissal or a joint status report. On February 8, 2021, after the DOJ filed a Joint Status report requesting an extension of the stay, the Court ordered the parties to submit another joint report on April 8, 2021 and every 30 days thereafter.
Customer Dispute
On August 20, 2020, a customer, Hirschbach Motor Lines, Inc. ("Hirschbach"), filed a complaint against NIC and NI in the Northern District of Iowa federal court, alleging various causes of action (including allegations relating to the parties' contractual relationship) and requesting monetary damages (including punitive damages and attorneys' fees). On October 13, 2020, Hirschbach and NIC filed a stipulation of dismissal without prejudice as to NIC. NI filed a motion to dismiss the complaint on October 15, 2020. The court issued a seal order for the complaint and its exhibits, as well as NI's motion to dismiss.
Following settlement discussions, the parties reached an agreement in principle to resolve the claims asserted in the Hirschbach lawsuit. On December 7, 2020, the court entered an order staying all further action in the case and directing the parties to file a stipulated dismissal within 30 days. The amount of the agreement in principle was recorded in the fourth quarter of 2020 and was not material to our financial condition, results of operations, or cash flows. The parties executed a settlement agreement effective December 30, 2020, and jointly filed a Stipulation of Dismissal on that date. On December 30, 2020, the court dismissed the case pursuant to the Stipulation of Dismissal.
Legal Proceedings Related to the Merger
On January 7, 2021 and February 18, 2021, three substantially similar complaints were filed against NIC and the members of NIC's Board in the United States District Court for the District of Delaware by purported stockholders of the Company, captioned Stein v. Navistar International Corporation, et al., Case No. 21-cv-00013 (D. Del.) ("Stein"), LaFrance v. Navistar International Corporation, et al., Case No. 21-cv-00016 (D. Del.) ("LaFrance"), and Williams v. Navistar International Corporation, et al., Case No. 21-cv-00225 (D. Del.) ("Williams"), respectively.
On January 19, 2021, January 21, 2021, and February 11, 2021, substantially similar complaints were filed against NIC and the members of the Board in the United States District Court for the Southern District of New York, captioned Anderson v. Navistar International Corporation, et al., Case No 21-cv-00453 (S.D.N.Y) ("Anderson"), Grinberger v. Navistar International Corporation, et al., Case No. 21-cv-00561 (S.D.N.Y) ("Grinberger"), Sheridan v. Navistar International Corporation, et al., Case No. 21-cv-01233 (S.D.N.Y) ("Sheridan"), and Arnold v. Navistar International Corporation, et al., Case No. 21-cv-01236 (S.D.N.Y) ("Arnold"), respectively.
The Anderson Action also names Parent and Merger Subsidiary as defendants.
On January 25, 2021, a substantially similar complaint was filed against NIC and the members of the Board in the United States District Court for the Eastern District of New York, captioned Walker v. Navistar International Corporation, et al., Case No. 21-cv-00398 (E.D.N.Y.) ("Walker"). On February 19, 2021, a substantially similar complaint was filed against NIC and the members of the Board in the United States District Court for the Eastern District of Pennsylvania, captioned Baker v. Navistar International Corporation, et al., Case No. 21-cv-00762 (E.D.Pa.) ("Baker"). The complaints referenced above (collectively, the "Complaints") allege that the Proxy Statement (defined below) and preliminary versions of the Proxy Statement filed with the SEC on December 22, 2020 and January 21, 2021, were materially incomplete and therefore misleading in certain aspects.
On January 20, 2021, a putative class action complaint was filed against NIC, the Board, Parent and Merger Sub in the Circuit Court of DuPage County, Illinois, Chancery Division, captioned Drulias v. Clarke, et al., Case No. 2021-CH-000022 (Ill. DuPage Cty. Cir. Ct.) (“Drulias” and, collectively with Stein, LaFrance, Anderson, Grinberger, Walker, Sheridan, Arnold, Williams and Baker, the "Complaints"). Drulias alleges breaches of the fiduciary duties of due care, good faith, loyalty, fair dealing and full disclosure under Delaware law by NIC and the members of the Board, and alleges that Parent and TRATON US, Inc. aided and abetted such alleged breaches of fiduciary duties.
On January 29, 2021, NIC filed the definitive proxy statement with the SEC relating to the Merger (the "Proxy Statement").

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

NIC believes the allegations in the Complaints are without merit. However, on February 22, 2021, NIC reached a settlement or a settlement in principle with respect to each of the Complaints. In connection with the settlements and settlements in principle, NIC voluntarily supplemented the Proxy Statement with the disclosures set forth in the Form 8-K dated and filed on February 23, 2021 in exchange for a release of all of the claims alleged in the Complaints. The aggregate amount of such settlements are immaterial, and we expect that the aggregate amount of the definitive settlements for those Complaints that NIC has reached a settlement in principle will also be immaterial. On February 24, 2021, Arnold was dismissed. On February 26, 2021, Stein, LaFrance, Williams, Baker and Drulias were dismissed. On March 2, 2021, Anderson, Grinberger and Sheridan were dismissed. On March 3, 2021, Walker was dismissed.
13. Segment Reporting
The following is a description of our four reporting segments:
•Our Truck segment manufactures and distributes Class 4 through 8 trucks and buses under the International and IC Bus ("IC") brands, and produces engines under our proprietary brand name. This segment sells its products in the U.S., Canada, and Mexico markets, as well as through our export truck business.
•Our Parts segment provides customers with proprietary products needed to support the International commercial truck, IC Bus, proprietary engine lines, and export parts business, as well as our other product lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. Also included in the Parts segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts we sell to Ford in North America.
•Our Global Operations segment primarily consists of Brazil engine operations which produce diesel engines under contract manufacturing arrangements, as well as under the MWM brand, for sale to original equipment manufacturers (OEMs) in South America.
•Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable. This segment also facilitates financing relationships in the U.S. and other countries to support our Manufacturing Operations.
Corporate contains those items that are not included in our four segments.
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2021
External sales and revenues, net	$1,213	$465	$89	$45	$—	$1,812
Intersegment sales and revenues	24	2	6	6	(38)	—
Total sales and revenues, net	$1,237	$467	$95	$51	$(38)	$1,812
Income (loss) from continuing operations attributable to NIC, net of tax	$(81)	$111	$6	$12	$(130)	$(82)
Income tax benefit	—	—	—	—	18	18
Segment profit (loss)	$(81)	$111	$6	$12	$(148)	$(100)
Depreciation and amortization	$29	$2	$1	$18	$1	$51
Interest expense	—	—	—	13	51	64
Equity in loss of non-consolidated affiliates	(1)	—	—	—	—	(1)
Capital expenditures(B)	69	—	—	2	2	73

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended January 31, 2020
External sales and revenues, net	$1,238	$492	$61	$46	$1	$1,838
Intersegment sales and revenues	4	1	7	11	(23)	—
Total sales and revenues, net	$1,242	$493	$68	$57	$(22)	$1,838
Income (loss) from continuing operations attributable to NIC, net of tax	$(58)	$119	$—	$17	$(114)	$(36)
Income tax benefit	—	—	—	—	5	5
Segment profit (loss)	$(58)	$119	$—	$17	$(119)	$(41)
Depreciation and amortization	$27	$2	$2	$17	$2	$50
Interest expense	—	—	—	19	46	65
Equity in loss of non-consolidated affiliates	(1)	—	—	—	—	(1)
Capital expenditures(B)	47	5	1	—	6	59
_______________________
(A)    Total sales and revenues in the Financial Services segment include interest revenues of $27 million and $35 million for the three months ended January 31, 2021 and 2020, respectively.
(B)    Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
January 31, 2021	$1,634	$654	$230	$2,149	$1,451	$6,118
October 31, 2020	1,619	663	216	2,191	1,948	6,637
14. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2020	$(404)	$(1,461)	$(1,865)
Other comprehensive income before reclassifications	25	37	62
Amounts reclassified out of accumulated other comprehensive loss(A)	—	17	17
Net current-period other comprehensive income	25	54	79
Balance as of January 31, 2021	$(379)	$(1,407)	$(1,786)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive loss before reclassifications	(8)	—	(8)
Amounts reclassified out of accumulated other comprehensive loss(A)	—	25	25
Net current-period other comprehensive income (loss)	(8)	25	17
Reclassification of stranded tax effects(B)	—	(189)	(189)
Balance as of January 31, 2020	$(329)	$(1,755)	$(2,084)
_________________________
(A)    The amounts reclassified out of accumulated other comprehensive loss relate to amortization of actuarial losses and are included in Other expense, net in our Consolidated Statement of Operations. There was minimal related tax expense in the quarters ended January 31, 2021 and 2020.
(B) During the quarter ended January 31, 2020, we reclassified $189 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. pension and OPEB plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statements of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended January 31,
(in millions, except per share data)	2021	2020
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Loss from continuing operations, net of tax	$(82)	$(36)
Income from discontinued operations, net of tax	1	—
Net loss attributable to Navistar International Corporation common stockholders	$(81)	$(36)

Denominator:
Weighted average shares outstanding:
Basic	99.9	99.5
Effect of dilutive securities	—	—
Diluted	99.9	99.5

Net income (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$(0.82)	$(0.36)
Discontinued operations	0.01	—
Basic	$(0.81)	$(0.36)
Diluted:
Continuing operations	$(0.82)	$(0.36)
Discontinued operations	0.01	—
Diluted	$(0.81)	$(0.36)
The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

January 31, 2021 and 2020, no dilutive securities were included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive due to the net loss attributable to NIC.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2020. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within the MD&A of our Annual Report on Form 10-K for the year ended October 31, 2020 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
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
First Quarter Summary
During the first quarter of 2021, we remained focused on Navistar 4.0, which is our enterprise-wide strategy with our customers at its core, supported by strategic initiatives that guide decision-making and investments. We define success as an unparalleled customer experience, mutually beneficial relationships with employees, dealers, partners, customers and suppliers, and improved financial returns.
We continue to monitor and address risks related to the COVID-19 pandemic. Navistar continues to operate as an essential business critical to supporting the world's increasingly stressed supply chain. Our cross-functional response team has been moderately successful in ensuring our business continuity and has constructed preparedness plans to address the constantly evolving situation. We expect to continue manufacturing operations at all plants subject to market conditions, component supplier disruptions, government regulations and the continued spread and impact of COVID-19.
Our parts organization is diligently tracking its parts supply base to minimize potential disruptions as a result of the COVID-19 pandemic. Currently all parts distribution centers ("PDCs") are open and operational. We have prevention measures in place and transition plans for our packagers, carriers and PDCs if a situation causes us to implement our contingency plans.
Our facilities are following strict safety measures to protect our employees, visitors and business operations, including increased frequency in cleaning and disinfecting, as well as hygiene and social distancing practices, among other actions, in alignment with guidance from the U.S. Centers for Disease Control ("CDC") and the World Health Organization ("WHO") regarding threat assessment protocols. Additionally, many of our non-production employees continue to work remotely in order to reduce the spread of COVID-19. These working conditions allow for the continuation of key business-critical operations, including financial reporting and internal controls facilitated by the appropriate digital tools.
Even though the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known, and the COVID-19 pandemic is expected to continue to have negative impacts on our supply chain as well as overall operating results.
In November 2020, we publicly launched our Next Gen HX Series, our first product released under our Navistar 4.0 strategy and its Project Compass Initiative. Focused on flexible, modular design to meet customer needs, the program was developed with a mission to improve quality, commonality and margins.

On November 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TRATON SE, a Societas Europaea (“Parent”), and Dusk Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger as a wholly owned indirect subsidiary of Parent (the “Surviving Corporation”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of common stock of the Company, par value $0.10 per share (“Company Stock”), outstanding immediately prior to the Effective Time, unless otherwise provided by the Merger Agreement, shall be automatically canceled and converted into the right to receive $44.50 in cash, without interest (the “Common Merger Consideration”); (b) each share of Series D Convertible Junior Preference Stock of the Company, par value $1.00 per share (“Series D Stock”), outstanding immediately prior to the Effective Time, unless otherwise provided in the Merger Agreement, shall be automatically canceled and converted into an amount in cash, without interest, equal to the portion of the Common Merger Consideration that would have been payable in respect of such share of Series D Stock had such share of Series D Stock been converted into Company Stock pursuant to the terms of the certificate of incorporation of the Company in effect immediately prior to the Effective Time; and (c) the sole share of Series B Nonconvertible Junior Preference Stock of the Company, par value $1.00 (“Series B Stock”), issued and outstanding immediately prior to the Effective Time, shall be unaffected by the Merger and shall remain outstanding as one share of Series B Stock of the Surviving Corporation, with the same rights, powers, preferences and privileges attributable to the sole share of Series B Stock immediately prior to the Effective Time.
Consummation of the Merger is subject to various closing conditions, including, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Company Stock entitled to vote on such matter at a meeting of the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as certain non-U.S. regulatory approvals, and (iii) the absence of any law or order (whether temporary, preliminary or permanent) by a governmental entity that restrains or otherwise prohibits the Merger or the other transactions contemplated by the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Subsidiary. The Company has also made certain covenants in the Merger Agreement, including covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. As of the time of this filing, conditions (i) and (ii) noted above have been completed.
In January 2021, we approved a plan to sell our facility in Melrose Park, IL (the “Melrose Park Facility”) and cease all operations at the Melrose Park Facility by November 2021. Due to a reduction in our overall engine manufacturing, the lack of engine manufacturing at the Melrose Park Facility, and the trucking industry’s increasing interest in alternative fuel drivetrains, we believe that a property of the size of the Melrose Park Facility is not necessary for the remaining engine testing and administrative functions currently performed. In connection with the cessation of operations at the Melrose Park Facility, we expect to incur total costs of approximately $85 million, of which approximately $75 million will be incurred in 2021 while the remainder will be incurred in 2022. We expect that approximately half of the current workforce of approximately 500 employees at the Melrose Park Facility will be transferred to our other facilities.
In January 2021, we also announced a collaborative arrangement with General Motors Company, and OneH2, Inc. ("OneH2") to introduce a complete solution for customer implementation of a zero-emission long-haul system. We expect to be providing customers with added flexibility through a new hydrogen truck ecosystem. We believe the integrated solution will be competitive with other powertrain offerings with a target range of over 500 miles and a hydrogen fueling time of less than 15 minutes. As part of the arrangement, we have acquired a minority ownership stake in OneH2.
Financial Summary
Continuing Operations Results — In the first quarter of 2021, our consolidated net sales and revenues were $1.8 billion, a 1% decrease compared to the first quarter of 2020. The decrease reflects lower volumes from our Parts segment and lower net revenues from our Financial Services segment, partially offset by an increase in our Global segment volumes.
In the first quarter of 2021, we incurred a loss before income taxes of $96 million compared to $37 million in the respective prior year period. Our gross margin in the first quarter of 2021 was comparable to the respective prior year period.
In the first quarter of 2021, we recognized an income tax benefit of $18 million compared to $5 million in the respective prior year period. The increase to income tax benefit for the first quarter is largely the result of the impact of an increase in the loss before income taxes, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances, geographical mix, and certain discrete items, primarily related to the change in the value of the U.S. dollar recorded in the first quarter of 2021.
In the first quarter of 2021, after income taxes, we incurred a net loss from continuing operations attributable to NIC of $82 million, or $0.82 per diluted share, compared to $36 million, or $0.36 per diluted share, in the respective prior year period.

In the first quarter of 2021, consolidated net loss attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $3 million compared to $55 million in the respective prior year period. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the first quarter of 2021 was $116 million compared to $59 million in the respective prior year period. In the first quarter of 2021, adjusted consolidated net income (loss) attributable to NIC, excluding certain net impacts ("Adjusted Net Income (Loss)"), was $5 million compared to a loss of $33 million in the respective prior year period. EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.
We ended the first quarter of 2021 with $1.3 billion of consolidated cash and cash equivalents compared to $1.8 billion as of October 31, 2020. The decrease in consolidated cash and cash equivalents was primarily attributable to net repayments of revolving debt of $64 million and other long-term debt of $232 million, $191 million of contributions to our pension plans, net loss of $77 million, capital expenditures of $73 million, purchases of equipment leased to others of $25 million, an increase in inventories of $86 million, and a decrease in other current liabilities of $36 million, partially offset by increases in accounts payable of $29 million and other non-current liabilities of $32 million and a decrease in finance receivables of $144 million.
Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended January 31, 2021 as compared to the quarter ended January 31, 2020

	Three Months Ended January 31,
(in millions, except per share data and % change)	2021	2020	Change	% Change
Sales and revenues, net	$1,812	$1,838	$(26)	(1)%
Costs of products sold	1,507	1,529	(22)	(1)%
Restructuring charges	21	1	20	N.M.
Asset impairment charges	31	—	31	N.M.
Selling, general and administrative expenses	205	182	23	13%
Engineering and product development costs	84	86	(2)	(2)%
Interest expense	64	65	(1)	(2)%
Other (income) expense, net	(5)	11	(16)	(145)%
Total costs and expenses	1,907	1,874	33	2%
Equity in loss of non-consolidated affiliates	(1)	(1)	—	—%
Loss before income taxes	(96)	(37)	(59)	159%
Income tax benefit	18	5	13	260%
Loss from continuing operations	(78)	(32)	(46)	144%
Less: Net income attributable to non-controlling interests	4	4	—	—%
Loss from continuing operations(A)	(82)	(36)	(46)	128%
Income from discontinued operations, net of tax	1	—	1	N.M.
Net loss(A)	$(81)	$(36)	$(45)	125%

Diluted loss per share(A)
Continuing operations	$(0.82)	$(0.36)	$(0.46)	128%
Discontinued operations	0.01	—	0.01	—%
	$(0.81)	$(0.36)	$(0.45)	125%
Diluted weighted average shares outstanding	99.9	99.5	0.4	—%
_________________________
(A) Amounts attributable to NIC.
(B) Not meaningful.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended January 31,
(in millions, except % change)	2021	2020	Change	% Change
Truck	$1,237	$1,242	$(5)	—%
Parts	467	493	(26)	(5)%
Global Operations	95	68	27	40%
Financial Services	51	57	(6)	(11)%
Corporate and Eliminations	(38)	(22)	(16)	73%
Total	$1,812	$1,838	$(26)	(1)%
In the first quarter of 2021, our Truck segment net sales decreased by $5 million compared to the first quarter of 2020. The decrease was primarily driven by a $95 million reduction in volumes in our Core markets, partially offset by a $42 million increase in volumes in Mexico, $22 million in higher used truck volumes, and $21 million in higher export volumes.
In the first quarter of 2021, our Parts segment net sales decreased by $26 million or 5% compared to the first quarter of 2020. The decrease was primarily driven by lower volumes in the U.S. and Canada due to the continuing impact of the COVID-19 pandemic on the commercial truck and school bus industries.
In the first quarter of 2021, our Global Operations segment net sales increased by $27 million or 40% compared to the first quarter of 2020. The increase was primarily driven by an increase of $54 million from higher volumes and parts sales revenues in our South America operations, partially offset by a decrease of $27 million due to the devaluation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 28% compared to the prior year.
In the first quarter of 2021, our Financial Services segment net revenues decreased by $6 million or 11% compared to the first quarter of 2020. The decrease was primarily driven by a $4 million decline in lower average yields due to lower interest rates.
Costs of products sold
In the first quarter of 2021, costs of products sold decreased by $22 million or 1% compared to the first quarter of 2020. The decrease was primarily driven by the impact of lower overall volumes attributable, in part, to the COVID-19 pandemic.
In the first quarter of 2021, we recorded charges of $49 million for adjustments to pre-existing warranties compared to charges of $4 million in the respective prior year period. Pre-existing warranties during the period were primarily driven by higher adjustments of prior period amounts related to standard Truck warranties due to increased expected rates of failure and cost per repair, than we had in the first quarter of 2020.
Restructuring charges
In the first quarter of 2021, restructuring charges increased by $20 million compared with the respective prior year period. The increase was due to postretirement and severance charges of $21 million related to our plan to cease all operations at the Melrose Park Facility, which were recorded in our Truck segment. For more information, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying financial statements.
Asset impairment charges
In the first quarter of 2021, asset impairment charges increased by $31 million compared to the first quarter of 2020. The increase was primarily attributable to the recognition of $25 million of asset impairment charges in our Truck segment as a result of the exit from and disposition of the Melrose Park Facility. For more information on asset impairments, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying consolidated financial statements.
SG&A expenses
In the first quarter of 2021, SG&A expenses increased by $23 million or 13% compared to the first quarter of 2020. The increase was primarily attributable to an increase in certain compensation expenses of $24 million and $10 million of costs related to the proposed merger with TRATON, partially offset by a $9 million decrease in SG&A expenses in our Truck segment.

Other expense, net
In the first quarter of 2021, other expenses decreased by $16 million or 145% compared with the respective prior year period. The decrease was primarily attributable to a reduction in the underfunded status of our health and life insurance benefits driven by updated per capita cost and trend assumptions due to favorable contract negotiations with insurers at October 31, 2020.
Income tax benefit
In the first quarter of 2021, our income tax benefit increased by $13 million or 260% compared with the respective prior year period. The first quarter income tax benefit is largely the result of the impact of an increase in loss before income taxes, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowance, geographical mix, and certain discrete items, primarily related to the change in value of the U.S. dollar recorded in the first quarter of 2021.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries that we do not wholly own. Substantially all of the net income attributable to non-controlling interests in 2021 and 2020 relates to Ford Motor Company's non-controlling interest in BDP.
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
Truck Segment

	Three Months Ended January 31,
(in millions, except % change)	2021	2020	Change	% Change
Truck segment sales, net	$1,237	$1,242	$(5)	—%
Truck segment loss	(81)	(58)	(23)	40%
Segment sales
In the first quarter of 2021, our Truck segment net sales decreased by $5 million compared with the respective prior year period. The decrease was primarily driven by a $95 million reduction in volumes in our Core markets, partially offset by $42 million of higher Mexico volumes, $22 million of higher used truck volumes, and $21 million of higher export volumes.
In the first quarter of 2021, chargeouts from our Core markets decreased by 9% compared to the first quarter of 2020. The decrease represents a 47% decrease in school buses and a 31% decrease in Class 8 severe service trucks, partially offset by a 38% increase in Class 8 heavy trucks.
Segment results
In the first quarter of 2021, our Truck segment profit declined by $23 million or 40% compared to the first quarter of 2020. The decrease in profit was driven by $31 million of asset impairment charges and $21 million of restructuring charges, primarily related to the cessation of the operations at the Melrose Park Facility, a $23 million increase in warranty, partially offset by $13 million of a favorable combination of volume and product mix in our Core markets and Mexico, $18 million due to higher used truck sales and a $9 million decrease in SG&A expenses.
In the first quarter of 2021, we recorded charges of $49 million for adjustments to pre-existing warranties compared to $4 million in the respective prior year period. Pre-existing warranties during the period were primarily driven by higher adjustments of prior period amounts related to standard Truck warranties due to increased expected rates of failure and cost per repair, than we had in the first quarter of 2020.
Parts Segment

	Three Months Ended January 31,
(in millions, except % change)	2021	2020	Change	% Change
Parts segment sales, net	$467	$493	$(26)	(5)%
Parts segment profit	111	119	(8)	(7)%

Segment sales
In the first quarter of 2021, our Parts segment net sales decreased by $26 million or 5% compared with the respective prior year period. The decrease was primarily driven by lower volumes in the U.S. and Canada due to the continuing impact of the COVID-19 pandemic on the commercial truck and school bus industries.
Segment profit
In the first quarter of 2021, our Parts segment profit decreased by $8 million or 7% compared with the respective prior year period. The decrease was driven by $14 million of lower volumes in the U.S. and Canada, partially offset by $4 million of lower SG&A expenses.
Global Operations Segment

	Three Months Ended January 31,
(in millions, except % change)	2021	2020	Change	% Change
Global Operations segment sales, net	$95	$68	$27	40%
Global Operations segment profit	6	—	6	N.M.
Segment sales
In the first quarter of 2021, our Global Operations segment net sales increased by $27 million or 40% compared to the first quarter of 2020. The increase was primarily driven by $54 million of higher volumes and parts sales revenues in our South America operations, partially offset by $27 million due to the devaluation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 28% compared to the prior year.
Segment profit
In the first quarter of 2021, our Global Operations segment profit increased by $6 million compared to the first quarter of 2020. The increase was primarily due to higher volumes.
Financial Services Segment

	Three Months Ended January 31,
(in millions, except % change)	2021	2020	Change	% Change
Financial Services segment revenues, net	$51	$57	$(6)	(11)%
Financial Services segment profit	12	17	(5)	(29)%
Segment revenues
In the first quarter of 2021, our Financial Services segment net revenues decreased by $6 million or 11% compared with the respective prior year period. The decrease was primarily driven by $4 million of lower average yields due to lower interest rates.
Segment profit
In the first quarter of 2021, our Financial Services segment profit decreased by $5 million or 29% compared to the first quarter of 2020. The decrease was primarily driven by $6 million of lower revenues and a $4 million increase in SG&A expenses due to higher depreciation on operating leases and increased provision for losses, partially offset by a $6 million decrease in interest expense resulting from lower borrowing requirements and lower borrowing rates.
Supplemental Information
The following tables provide additional information on truck industry retail units, market share data, order units, and chargeout units. These tables present key metrics and trends that provide quantitative measures of our performance.

Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended January 31,
(in units)	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	6,600	6,600	—	—%
Class 6 and 7 medium trucks	22,600	22,700	(100)	—%
Class 8 heavy trucks	45,600	44,200	1,400	3%
Class 8 severe service trucks	16,600	19,500	(2,900)	(15)%
Total Core markets	91,400	93,000	(1,600)	(2)%
Combined class 8 trucks	62,200	63,700	(1,500)	(2)%
Navistar Core retail deliveries	14,000	12,400	1,600	13%
_________________________
(A)    The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020
Class 6-8 Trucks (U.S. and Canada)
Class 6 and 7 medium trucks	21.7%	19.0%	22.1%	22.9%	20.3%
Class 8 heavy trucks	8.7%	10.4%	10.6%	11.6%	6.1%
Class 8 severe service trucks	15.0%	18.9%	16.5%	14.6%	14.0%
Combined class 8 trucks	10.4%	12.5%	12.6%	12.5%	8.5%
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

	Three Months Ended January 31,
(in units)	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses	1,700	4,200	(2,500)	(60)%
Class 6 and 7 medium trucks	9,900	3,200	6,700	209%
Class 8 heavy trucks	11,300	1,000	10,300	1,030%
Class 8 severe service trucks	3,700	1,600	2,100	131%
Total Core markets	26,600	10,000	16,600	166%
Combined class 8 trucks	15,000	2,600	12,400	477%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended January 31,
(in units)	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses	1,000	1,900	(900)	(47)%
Class 6 and 7 medium trucks	4,300	4,400	(100)	(2)%
Class 8 heavy trucks	3,300	2,400	900	38%
Class 8 severe service trucks	2,000	2,900	(900)	(31)%
Total Core markets	10,600	11,600	(1,000)	(9)%
Other markets(A)	4,400	4,400	—	—%
Total worldwide units	15,000	16,000	(1,000)	(6)%
Combined class 8 trucks	5,300	5,300	—	—%
_____________________________
(A)    Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 2,100 GM-branded units sold to GM during both the three months ended January 31, 2021 and 2020.
Liquidity and Capital Resources
Consolidated cash and cash equivalents

	As of
(in millions)	January 31, 2021	October 31, 2020
Manufacturing operations	$1,179	$1,749
Financial Services operations	82	94
Consolidated cash and cash equivalents	$1,261	$1,843
Manufacturing and Financial Services cash and cash equivalents
Manufacturing cash and cash equivalents and Financial Services cash and cash equivalents are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, any legal settlements, and financial obligations. Manufacturing cash and cash equivalents represent our consolidated cash and cash equivalents, which excludes cash and cash equivalents of our Financial Services operations. Consolidated cash and cash equivalents totaled $1.3 billion as of January 31, 2021 and $1.8 billion as of October 31, 2020.
Cash Requirements
We generate cash flows from operations from the sale of trucks, buses, diesel engines, and parts, as well as from product financing provided to our dealers and retail customers by our Financial Services operations. We fund our operations and strategic plans primarily with cash, cash generated from operations, debt and equity. It is our opinion that, in the absence of significant extraordinary cash demands, our: (i) level of cash and cash equivalents, (ii) current and forecasted cash flow from our Manufacturing operations and Financial Services operations, (iii) availability under various funding facilities, (iv) current and forecasted availability from various funding alliances, and (v) access to capital in the capital markets, will provide sufficient funds to meet operating requirements, capital expenditures, investments, any legal settlements, and financial obligations on both a short-term and long-term basis. Future Manufacturing operations debt obligations are expected to be met through a combination of cash generation from operations and refinancing activities. We also believe the quality of our underlying portfolio of receivables will ensure the ongoing funding from various sources and alliance partners and will permit our Financial Services operations to meet our financing requirements and those of our dealers, and retail customers.

Under certain of our debt arrangements we have the ability to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. In July 2020, Navistar Financial Services Corporation ("NFSC") issued $300 million of two-year investor notes which are secured by assets of the wholesale notes owner trust. The proceeds were used to repay the $300 million of investor notes that matured in September 2020.
Our retail accounts funding facility has a capacity range of $100 million to $200 million and our variable funding notes ("VFN") facility has a maximum capacity of $350 million.
Our Manufacturing operations sold $1.5 billion of wholesale notes and accounts receivable to our Financial Services operations during the three months ended January 31, 2021. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.0 billion as of January 31, 2021.
Total loans outstanding from our Financial Services operations to our Manufacturing operations were $283 million and $363 million as of January 31, 2021 and October 31, 2020, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both January 31, 2021 and October 31, 2020; financing from NFC that is secured by used truck inventory of $63 million as of both January 31, 2021 and October 31, 2020; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of both January 31, 2021 and October 31, 2020, the outstanding balance under the Intercompany Revolving Loan agreement was $20 million. There was no balance outstanding as of January 31, 2021 and $80 million outstanding as of October 31, 2020 under a working capital loan from our Mexico financial operations to our Mexico manufacturing operations.
As of January 31, 2021, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $1.1 billion, and there were no borrowings outstanding under NI's $125 million asset-based credit facility which is also used to secure certain outstanding letters of credit.
Cash Flow Overview

	Three Months Ended January 31, 2021
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(408)	$278	$(130)
Net cash used in investing activities	(78)	(23)	(101)
Net cash used in financing activities	(87)	(192)	(279)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(2)	1
Increase (decrease) in cash, cash equivalents and restricted cash	(570)	61	(509)
Cash, cash equivalents and restricted cash at beginning of the period	1,793	180	1,973
Cash, cash equivalents and restricted cash at end of the period	$1,223	$241	$1,464

	Three Months Ended January 31, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(311)	$410	$99
Net cash used in investing activities	(49)	(5)	(54)
Net cash provided by (used in) financing activities	12	(473)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(1)	(4)
Decrease in cash, cash equivalents and restricted cash	(351)	(69)	(420)
Cash, cash equivalents and restricted cash at beginning of the period	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,027	$110	$1,137
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
Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $408 million and $311 million in the three months ended January 31, 2021 and 2020, respectively. The net decrease in cash flow from operating activities in 2021 compared to 2020 was primarily attributable to a significant increase in pension contributions, a lesser decrease in accounts receivable and a decrease in dividends from Financial Services, partially offset by a smaller increase in inventories and lesser decreases in accounts payable and other current liabilities.
Cash paid for interest, net of amounts capitalized, was $80 million and $58 million in the three months ended January 31, 2021 and 2020, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $78 million and $49 million in the three months ended January 31, 2021 and 2020, respectively. The increase in cash used in investing activities in 2021 compared to 2020 was primarily attributable to increases in capital expenditures and investments in non-consolidated affiliates and decreases in proceeds from the sale of non-consolidated affiliates.
Manufacturing Operations Cash Flow from Financing Activities
Cash used by financing activities was $87 million in the three months ended January 31, 2021, compared to cash provided by financing activities of $12 million in the three months ended January 31, 2020. The net decrease in cash provided by financing activities in 2021 compared to 2020 was primarily attributable to the net repayment of loans made from our Financial Services operations to Manufacturing operations.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $278 million and $410 million in the three months ended January 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities compared to 2020 was primarily due to a decrease in net collections on finance receivables, partially offset by an increase in net intercompany payables to our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $10 million and $17 million for the three months ended January 31, 2021 and 2020, respectively.

Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $23 million and $5 million in the three months ended January 31, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash used in financing activities was $192 million and $473 million in the three months ended January 31, 2021 and 2020, respectively. The decrease in cash used was primarily due to the decrease in net repayments of borrowings from the decrease in net collections of finance receivables and the increase borrowing requirements related to the increase in purchases of equipment leased to others.
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
EBITDA reconciliation:

	Three Months Ended January 31,
(in millions)	2021	2020
Net loss attributable to NIC	$(81)	$(36)
Plus:
Depreciation and amortization expense	51	50
Manufacturing interest expense(A)	51	46
Adjusted for:
Income tax benefit	18	5
EBITDA	$3	$55
______________________
(A)    Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended January 31,
(in millions)	2021	2020
Interest expense	$64	$65
Less: Financial services interest expense	13	19
Manufacturing interest expense	$51	$46

Adjusted EBITDA Reconciliation:

	Three Months Ended January 31,
(in millions)	2021	2020
EBITDA (reconciled above)	$3	$55
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	49	4
Asset impairment charges(B)	31	—
Restructuring of manufacturing operations(C)	21	1
TRATON merger costs(D)	10	—
Shy profit-sharing accrual(E)	2	—
Settlement gain(F)	—	(1)
Total adjustments	113	4
Adjusted EBITDA	$116	$59
Adjusted Net Income (Loss) attributable to NIC:

	Three Months Ended January 31,
(in millions)	2021	2020
Net loss attributable to NIC	$(81)	$(36)
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	49	4
Asset impairment charges(B)	31	—
Restructuring of manufacturing operations(C)	21	1
TRATON merger costs(D)	10	—
Shy profit-sharing accrual(E)	2	—
Settlement gain(F)	—	(1)
Total adjustments	113	4
Tax effect (G)	(27)	(1)
Adjusted net income (loss) attributable to NIC	$5	$(33)
_____________________
(A)Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.
(B)In the first quarter of 2021, we recorded $31 million of asset impairment charges in our Truck segment, comprised of $25 million related to the Melrose Park Facility disposition and $6 million related to certain assets under operating leases.
(C)In the first quarter of 2021, we recorded restructuring charges of $21 million in our Truck segment, related to the Melrose Park Facility disposition. In the first quarter of 2020, we recorded restructuring charges of $1 million in our Truck segment.
(D)In the first quarter of 2021 we incurred $10 million of costs related to the proposed TRATON merger.
(E)In the first quarter of 2021, we recorded a $2 million charge related to the Shy profit-sharing accrual.
(F)In the first quarter of 2020, we recorded interest income of $1 million, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.
(G)Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2020.
For the three months ended January 31, 2021, we contributed $191 million to our pension plans to meet regulatory funding requirements. The first quarter 2021 contributions include the $157 million of contributions we deferred in 2020 under the provisions of the CARES Act. We expect to contribute $129 million to our pension plans during the remainder of 2021.

Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that we will be required to contribute approximately $170 million in 2022, $160 million in 2023 and $90 million in 2024, depending on asset performance, discount rates, and current pension legislation.
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
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. The United States Environmental Protection Agency ("EPA") and National Highway Traffic Safety Administration ("NHTSA") issued final rules for greenhouse gas ("GHG") phase 1 emissions and fuel economy in 2011, which rules were fully implemented in model year 2017. The EPA and NHTSA adopted a final rule in October 2016 with the next phase of federal GHG emission and fuel economy regulations. This rule contains more stringent emissions levels for engines and vehicles and takes effect in model year 2021 and be implemented in three stages culminating in model year 2027. Canada has finalized a heavy duty phase 2 GHG rulemaking, which is substantially similar to EPA regulations with more stringent requirements for heavy haul tractors. We are complying with these rules through use of existing technologies and implementation of emerging technologies as they become available.

In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and we expect that it will seek a waiver for its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024. On January 6, 2020 the EPA submitted an Advanced Notice of Proposed Rulemaking for publication in the Federal Register. Within the notice the EPA is soliciting comments towards a potential rule which would take effect in the 2027 timeframe. The EPA is considering regulatory changes to address lower NOx emissions standards, updates to test procedures to capture real world emissions, updates to certification and in-use testing protocol, extended emissions warranty and regulatory useful life. On April 18, 2019, the California Air Resources Board ("CARB") released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. On June 23, 2020 CARB solicited comments on a proposal that lowers emissions in two stages in 2024 and 2027, culminating in a NOx standard of 0.02 g. In addition, CARB proposed increasing stringency on useful life periods, warranty requirements and certification testing requirements. Navistar, along with an industry trade group and other companies, intends to comment on this proposal and to participate actively in this regulatory proceeding. We do not anticipate a rule becoming final during the 2021 calendar year. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. It issued and approved a proposal that would require between 5 and 9 percent of the heavy duty vehicle fleet sold into California to be comprised of zero emission vehicles in 2024 with the percentage increasing thereafter. This rule is not yet final, but is anticipated that it will be issued as a final rule in 2021.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2020. During the three months ended January 31, 2021, there were no significant changes in our application of our critical accounting policies.
To aid in fully understanding and evaluating our reporting results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:
•Pension and Other Postretirement Benefits
•Income Taxes
•Impairment of Long-Lived Assets
•Revenue
•Product Warranty
Recently Issued Accounting Standards
The information required to be set forth under this heading is incorporated by reference from Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part I, Item 1.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2020. During the three months ended January 31, 2021, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information
Item 1.     Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1.
Item 1A.    Risk Factors
During the three months ended January 31, 2021, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit:	Description	Page
(2.1)
Agreement and Plan of Merger, dated as of November 7, 2020, by and among Navistar International Corporation, TRATON SE and Dusk Inc. Filed as Exhibit 2.1 to Current Report on Form 8-K dated November 7, 2020 and filed November 9, 2020. Commission File No. 001-09618.

(22)	List of Subsidiary Guarantors
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6
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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
March 9, 2021