Form 10-Q
period 2021-04-30
NAVISTAR INTERNATIONAL CORP
filed 2021-06-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
As of May 31, 2021, the number of shares outstanding of the registrant’s common stock was 99,744,787, net of treasury shares.

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
•our conditional calls for redemption of all outstanding 9.5% Senior Secured Notes due in 2025 and 4.75% Tax-Exempt Bonds due 2040;
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
•anticipated results from acquisitions, dispositions, strategic alliances and joint ventures we complete;
•our expectations and estimates relating to restructuring activities, including restructuring charges and timing of cash payments related thereto, and operational flexibility, savings and efficiencies from such restructurings;
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
•anticipated trends, expectations and outlook relating to matters affecting our financial condition or results of operations;
•our expectations relating to the anticipated impact that the novel strain of coronavirus (“COVID-19”) pandemic has on our business, financial condition, results of operations and cash flows; and
•our expectations relating to the fair value measurements, financial impact and volatility with respect to the value of our equity investments.

These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, which was filed on December 17, 2020, and this Quarterly Report on Form 10-Q for the period ended April 30, 2021, as well as those factors discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
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

PART I—Financial Information
Item 1.     Financial Statements (Unaudited)
See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2021	2020	2021	2020
Sales and revenues
Sales of manufactured products, net	$2,121	$1,877	$3,890	$3,671
Finance revenues	41	48	84	92
Sales and revenues, net	2,162	1,925	3,974	3,763
Costs and expenses
Costs of products sold	1,731	1,624	3,238	3,153
Restructuring charges	2	—	23	1
Asset impairment charges	4	13	35	13
Selling, general and administrative expenses	304	170	509	352
Engineering and product development costs	88	78	172	164
Interest expense	62	63	126	128
Other (income) expense, net	(251)	2	(256)	13
Total costs and expenses	1,940	1,950	3,847	3,824
Equity in loss of non-consolidated affiliates	(3)	(1)	(4)	(2)
Income (loss) before income taxes	219	(26)	123	(63)
Income tax expense	(51)	(7)	(33)	(2)
Income (loss) from continuing operations	168	(33)	90	(65)
Income from discontinued operations, net of tax	—	—	1	—
Net income (loss)	168	(33)	91	(65)
Less: Net income attributable to non-controlling interests	5	5	9	9
Net income (loss) attributable to Navistar International Corporation	$163	$(38)	$82	$(74)

Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$163	$(38)	$81	$(74)
Income from discontinued operations, net of tax	—	—	1	—
Net income (loss) attributable to Navistar International Corporation common stockholders	$163	$(38)	$82	$(74)

Income (loss) per share attributable to Navistar International Corporation:
Basic
Continuing operations	$1.63	$(0.38)	$0.81	$(0.74)
Discontinued operations	—	—	0.01	—
Basic	$1.63	$(0.38)	$0.82	$(0.74)

Diluted
Continuing operations	$1.63	$(0.38)	$0.81	$(0.74)
Discontinued operations	—	—	0.01	—
Diluted	$1.63	$(0.38)	$0.82	$(0.74)

Weighted average shares outstanding:
Basic	99.9	99.7	99.9	99.6
Diluted	100.2	99.7	100.2	99.6
See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net income (loss)	$168	$(33)	$91	$(65)
Other comprehensive income (loss):
Foreign currency translation adjustment	11	(103)	36	(111)
Defined benefit plans, net of tax	17	24	71	49
Total other comprehensive income (loss)	28	(79)	107	(62)
Comprehensive income (loss)	196	(112)	198	(127)
Less: Net income attributable to non-controlling interests	5	5	9	9
Total comprehensive income (loss) attributable to Navistar International Corporation	$191	$(117)	$189	$(136)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of April 30, 2021	As of October 31, 2020
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,233	$1,843
Restricted cash and cash equivalents	402	64
Trade and other receivables, net	283	273
Finance receivables, net	1,360	1,371
Inventories, net	1,017	763
Other current assets	356	263
Total current assets	4,651	4,577
Restricted cash	67	66
Trade and other receivables, net	7	7
Finance receivables, net	258	251
Investments in non-consolidated affiliates	26	31
Property and equipment (net of accumulated depreciation and amortization of $2,317 and $2,335, respectively)	1,263	1,298
Operating lease right of use assets	123	119
Goodwill	38	38
Intangible assets (net of accumulated amortization of $139 and $138, respectively)	18	18
Deferred taxes, net	121	117
Other noncurrent assets	512	115
Total assets	$7,084	$6,637
LIABILITIES and STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$843	$640
Accounts payable	1,529	1,278
Other current liabilities	1,517	1,453
Total current liabilities	3,889	3,371
Long-term debt	4,624	4,690
Postretirement benefits liabilities	1,439	1,705
Other noncurrent liabilities	772	693
Total liabilities	10,724	10,459
Stockholders’ deficit
Series D convertible junior preference stock	2	2
Common stock, $0.10 par value per share (103.1 shares issued and 220 shares authorized at both dates)	10	10
Additional paid-in capital	2,721	2,726
Accumulated deficit	(4,491)	(4,566)
Accumulated other comprehensive loss	(1,758)	(1,865)
Common stock held in treasury, at cost (3.3 and 3.5 shares, respectively)	(127)	(133)
Total stockholders’ deficit attributable to Navistar International Corporation	(3,643)	(3,826)
Stockholders’ equity attributable to non-controlling interests	3	4
Total stockholders’ deficit	(3,640)	(3,822)
Total liabilities and stockholders’ deficit	$7,084	$6,637

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
(in millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$91	$(65)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68	70
Depreciation of equipment leased to others	35	29
Deferred taxes, including change in valuation allowance	7	(9)
Asset impairment charges	35	13
Amortization of debt issuance costs and discount	7	7
Stock-based compensation	12	13
Provision for credit losses	6	9
Equity in loss of non-consolidated affiliates, net of dividends	4	2
Other non-cash operating activities	(7)	(5)
Changes in other assets and liabilities	(290)	(182)
Net cash used in operating activities	(32)	(118)
Cash flows from investing activities
Capital expenditures	(137)	(90)
Purchases of equipment leased to others	(76)	(16)
Proceeds from sales of property and equipment	10	7
Purchases of equity investments	(143)	—
Proceeds from sales of investments and businesses	—	10
Net cash used in investing activities	(346)	(89)
Cash flows from financing activities
Proceeds from issuance of securitized debt	26	16
Principal payments on securitized debt	(28)	(30)
Net change in secured revolving credit facilities	241	(167)
Proceeds from issuance of non-securitized debt	15	620
Principal payments on non-securitized debt	(10)	(107)
Net change in notes and debt outstanding under revolving credit facilities	(127)	24
Debt issuance costs	(1)	(10)
Proceeds from exercise of stock options	1	3
Dividends paid by subsidiaries to non-controlling interest	(10)	(10)
Other financing activities	(2)	(2)
Net cash provided by financing activities	105	337
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	(271)	121
Cash, cash equivalents and restricted cash at beginning of the period	1,973	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,702	$1,678

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(Unaudited)

(in millions)	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Non-controlling Interests	Total
Balance as of October 31, 2020	$2	$10	$2,726	$(4,566)	$(1,865)	$(133)	$4	$(3,822)
Net income (loss)	—	—	—	(81)	—	—	4	(77)
Total other comprehensive income	—	—	—	—	79	—	—	79
Cumulative effect of adoption of new credit loss standard	—	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	—	—	—	1	—	1
Balance as of January 31, 2021	$2	$10	$2,727	$(4,654)	$(1,786)	$(132)	$8	$(3,825)
Net income	—	—	—	163	—	—	5	168
Total other comprehensive income	—	—	—	—	28	—	—	28
Stock ownership programs	—	—	(6)	—	—	5	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(10)	(10)
Balance as of April 30, 2021	$2	$10	$2,721	$(4,491)	$(1,758)	$(127)	$3	$(3,640)

Balance as of October 31, 2019	$2	$10	$2,730	$(4,409)	$(1,912)	$(147)	$3	$(3,723)
Net income (loss)	—	—	—	(36)	—	—	4	(32)
Total other comprehensive income	—	—	—	—	17	—	—	17
Reclassification of stranded tax effects	—	—	—	189	(189)	—	—	—
Stock-based compensation	—	—	2	—	—	—	—	2
Stock ownership programs	—	—	(2)	—	—	4	—	2
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of January 31, 2020	$2	$10	$2,730	$(4,256)	$(2,084)	$(143)	$2	$(3,739)
Net income (loss)	—	—	—	(38)	—	—	5	(33)
Total other comprehensive loss	—	—	—	—	(79)	—	—	(79)
Stock-based compensation	—	—	1	—	—	—	—	1
Stock ownership programs	—	—	(6)	(2)	—	7	—	(1)
Cash dividends paid to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Balance as of April 30, 2020	$2	$10	$2,725	$(4,296)	$(2,163)	$(136)	$2	$(3,856)

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
We are the primary beneficiary of our Blue Diamond Parts, LLC ("BDP") joint venture with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $29 million and $37 million, and liabilities of $2 million and $3 million, as of April 30, 2021 and October 31, 2020, respectively. As of April 30, 2021 and October 31, 2020, assets include $3 million and $4 million of cash and cash equivalents, respectively, which are not readily available to satisfy claims against our general assets. The creditors of BDP do not have recourse to our general credit. In October 2019, Ford notified us of its intention to dissolve the BDP joint venture effective October 2021.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include secured assets of $996 million and $661 million as of April 30, 2021 and October 31, 2020, respectively, and liabilities of $885 million and $610 million as of April 30, 2021 and October 31, 2020, respectively, all of which are involved in securitizations that are treated as asset-backed debt. In addition, our Consolidated Balance Sheets include secured assets of $377 million and $397 million as of April 30, 2021 and October 31, 2020, respectively, and corresponding liabilities of $253 million and $288 million, at the respective dates, which are related to other secured transactions that do not qualify for sale accounting treatment, and, therefore, are treated as borrowings secured by operating and finance leases. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that the related VIEs are required to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.

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
Related Party Transactions
On November 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TRATON SE, a Societas Europaea (“Parent”), and Dusk Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger as a wholly owned indirect subsidiary of Parent (the
“Surviving Corporation”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of common stock of the Company, par value $0.10 per share (“Company Stock”), outstanding immediately prior to the Effective Time, unless otherwise provided in the Merger Agreement, shall be automatically canceled and converted into the right to receive $44.50 in cash, without interest (the “Common Merger
Consideration”); (b) each share of Series D Convertible Junior Preference Stock of the Company, par value $1.00 per share (“Series D Stock”), outstanding immediately prior to the Effective Time, unless otherwise provided in the Merger Agreement, shall be automatically canceled and converted into an amount in cash, without interest, equal to the portion of the Common Merger Consideration that would have been payable in respect of such share of Series D Stock had such share of Series D Stock been converted into Company Stock pursuant to the terms of the certificate of incorporation of the Company in effect immediately prior to the Effective Time; and (c) the sole share of Series B Nonconvertible Junior Preference Stock of the Company, par value $1.00 (“Series B Stock”), issued and outstanding immediately prior to the Effective Time, shall be unaffected by the Merger and shall remain outstanding as one share of Series B Stock of the Surviving Corporation, with the same rights, powers, preferences and privileges attributable to the sole share of Series B Stock immediately prior to the Effective Time.
We have a series of commercial relationships and agreements with TRATON SE and certain of its subsidiaries and affiliates ("TRATON Group") for royalties related to the use of certain engine technology, contract manufacturing operations performed by us, the sale of engines, the sale and purchase of parts, and a procurement joint venture. We also have development agreements with TRATON Group involving certain engine and transmission projects. This development work is being expensed as incurred. During the third quarter of 2020, we informed MAN, a subsidiary of the TRATON Group, of the cancellation of a certain engine program. The parties disagree about the effects of the cancellation under the terms of the applicable agreement and are having commercial discussions related to the consequences of the program cancellation. The ultimate resolution may result in additional expenses which could be material. We are unable to estimate the amount of these expenses at this time. Revenue recognized from the agreements with the TRATON Group for the three and six months ended April 30, 2021 was approximately $60 million and $110 million, respectively, compared to $12 million and $43 million in the respective prior year periods. Net expenses incurred for the three and six months ended April 30, 2021 were $15 million and $39, respectively, compared to $7 million and $24 million in the respective prior year periods, included primarily in Engineering and product development costs in our Consolidated Statements of Operations. Our receivable from TRATON Group was $10 million and $18 million as of April 30, 2021 and October 31, 2020, respectively. Our payable to TRATON Group was $111 million and $90 million as of April 30, 2021 and October 31, 2020, respectively.
We have an exclusive long-term agreement to supply military and commercial parts and chassis to our former defense business, ND Holdings, LLC (“Navistar Defense”), in which we retain a 30% ownership interest. The sale of a 70% equity interest in Navistar Defense to an affiliate of Cerberus Capital Management, L.P. was completed in December 2018. In connection with the closing of the transaction, we also entered into an intellectual property agreement and a transition services agreement. Revenue recognized for the three and six months ended April 30, 2021 was approximately $4 million and $8 million, respectively, compared to $11 million and $25 million in the respective prior year periods. As of April 30, 2021 and October 31, 2020, our receivables from Navistar Defense were $10 million and $8 million, respectively.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is principally determined using the first-in, first-out method. Our gross used truck inventory was $79 million at April 30, 2021, compared to $135 million at October 31, 2020, offset by reserves of $13 million and $37 million, respectively.

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
We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. It is reasonably possible that within the next twelve months we could recognize additional impairment charges for certain trucks under operating leases where Navistar is a lessor, which could be material, if we experience continued declines in excess of our forecasted expected residual values, as a result of the COVID-19 pandemic, the demand for used trucks or a change in the mix of sales through various market channels. For more information regarding asset impairment charges see Note 3, Restructuring, Impairments and Divestitures.
Equity Investments
We have equity security investments which are included in Other noncurrent assets on the Consolidated Balance Sheets. These investments are accounted for in accordance with ASC 321, Investments – Equity Securities. We elect the measurement alternative for equity security investments without a readily determinable fair value. Changes in the fair values of the investments are recorded in Other (income) expense, net on the Consolidated Statements of Operations. One of our equity security investments has a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value instrument and had a fair value of $386 million at April 30, 2021. During the six months ended April 30, 2021, we recognized $246 million as an increase to the fair value of our equity security investments, included in our Consolidated Balance Sheet in other noncurrent assets. The fair value for all equity security investments at April 30, 2021 was $394 million.
Product Warranty Liability
The following table presents accrued product warranty and deferred warranty revenue activity:

	Six Months Ended April 30,
(in millions)	2021	2020
Balance at beginning of period	$449	$510
Costs accrued and revenues deferred	78	73
Adjustments to pre-existing warranties(A)	80	17
Payments and revenues recognized	(135)	(132)
Balance at end of period	472	468
Less: Current portion	237	215
Noncurrent accrued product warranty and deferred warranty revenue	$235	$253
_________________________
(A) Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior fiscal periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the first six months of 2021, we had higher adjustments to pre-existing warranties as compared to the first six months of 2020, primarily driven by increases from standard warranties as well as proactive campaign actions related to components on prior model year engines, and unfavorable costs related to standard Truck warranties. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to our significant unionized workforce. As of April 30, 2021, approximately 8,400, or 99%, of our hourly workers and approximately 700, or 13%, of our salaried workers, are represented by labor unions and are covered by collective bargaining agreements. Our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Due to disruptions in our supply chain resulting from residual COVID-19 impacts, which have been exacerbated by various events, our global manufacturing activities at certain of our production facilities have been impacted. Some of our suppliers are the sole source for a supply item (e.g., the majority of engines, parts and manufactured components) and cannot be quickly or inexpensively re-sourced to another supplier due to long design and validation lead times or proprietary product functionality. We continue to monitor our supply chain and work with suppliers and our cross functional team to develop mitigation strategies as the industry manages the impacts of supply chain disruptions.
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
We measure expected credit losses differently depending on the type of receivable or credit exposure. To measure expected credit losses on our finance receivables we use recent historical loss data, then we apply a forward-looking adjustment based on internal and external forecasts of the relevant unemployment rate and real GDP. The forward-looking adjustment is determined using the relationship between these economic indicators and our historical loss data. The forward-looking adjustment is applied to the first two years of the amortizing receivables balances, after which the estimate reverts to the historical loss rate on a one-year straight-line basis throughout the full remaining amortization period of the receivables. We have determined that two years is a reasonable and supportable forecast period. Additionally, we may make further quantitative or qualitative adjustments to the above models if we determine that the result is not representative of the expected credit loss after assessing the current condition of the credit environment. Our wholesale notes and accounts receivable, retail accounts, trade accounts and other receivables are short term in nature and do not have a measurable pattern of historical losses; therefore, we use the average loss per occurrence, based on historical losses, if any. Expected credit losses are recorded as an allowance for credit losses and netted against finance or trade receivables on the balance sheet through a charge to Selling, general and administrative expenses.
When we identify the receivables of significant customers as impaired, we segregate those customers’ receivables and specifically measure the expected credit loss based primarily on the market value of the collateral, less remarketing costs. We use our used truck inventory values in estimating the market value of collateral.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate our external revenue by product type:

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended April 30, 2021
Truck products and services(A)	$1,240	$—	$—	$—	$3	$1,243
Truck contract manufacturing	97	—	—	—	—	97
Used trucks	102	—	—	—	—	102
Engines	—	59	114	—	—	173
Parts	1	464	15	—	—	480
Extended warranty contracts	26	—	—	—	—	26
Sales of manufactured products, net	1,466	523	129	—	3	2,121
Retail financing(B)	—	—	—	38	(2)	36
Wholesale financing(B)	—	—	—	5	—	5
Finance revenues	—	—	—	43	(2)	41
Sales and revenues, net	$1,466	$523	$129	$43	$1	$2,162

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Six Months Ended April 30, 2021
Truck products and services(A)	$2,254	$—	$—	$—	$5	$2,259
Truck contract manufacturing	206	—	—	—	—	206
Used trucks	160	—	—	—	—	160
Engines	—	109	187	—	—	296
Parts	1	879	31	—	—	911
Extended warranty contracts	58	—	—	—	—	58
Sales of manufactured products, net	2,679	988	218	—	5	3,890
Retail financing(B)	—	—	—	77	(4)	73
Wholesale financing(B)	—	—	—	11	—	11
Finance revenues	—	—	—	88	(4)	84
Sales and revenues, net	$2,679	$988	$218	$88	$1	$3,974

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Three Months Ended April 30, 2020
Truck products and services(A)	$1,257	$—	$—	$—	$3	$1,260
Truck contract manufacturing	59	—	—	—	—	59
Used trucks	42	—	—	—	—	42
Engines	—	49	36	—	—	85
Parts	1	393	11	—	—	405
Extended warranty contracts	26	—	—	—	—	26
Sales of manufactured products, net	1,385	442	47	—	3	1,877
Retail financing(B)	—	—	—	41	(2)	39
Wholesale financing(B)	—	—	—	9	—	9
Finance revenues	—	—	—	50	(2)	48
Sales and revenues, net	$1,385	$442	$47	$50	$1	$1,925

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Six Months Ended April 30, 2020
Truck products and services(A)	$2,332	$—	$—	$—	$6	$2,338
Truck contract manufacturing	156	—	—	—	—	156
Used trucks	83	—	—	—	—	83
Engines	—	99	83	—	—	182
Parts	1	835	25	—	—	861
Extended warranty contracts	51	—	—	—	—	51
Sales of manufactured products, net	2,623	934	108	—	6	3,671
Retail financing(B)	—	—	—	78	(4)	74
Wholesale financing(B)	—	—	—	18	—	18
Finance revenues	—	—	—	96	(4)	92
Sales and revenues, net	$2,623	$934	$108	$96	$2	$3,763
_________________________
(A)     Includes other markets primarily consisting of Bus, Export Truck and Mexico.
(B)     Retail financing revenues in the Financial Services segment include interest revenue of $15 million and $29 million for the three and six months ended April 30, 2021, respectively, and $17 million and $32 million for the three and six months ended April 30, 2020, respectively. Wholesale financing revenues in the Financial Services segment include interest revenue of $5 million and $11 million for the three and six months ended April 30, 2021, respectively, and $8 million and $18 million for the three and six months ended April 30, 2020, respectively.
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
The impact of changes to revenue related to performance obligations satisfied in prior periods was not material to our consolidated financial statements in the second quarter of 2021.
Contract Balances
Most of our contracts are for a period of less than one year. We have certain long-term contract manufacturing and extended warranty contracts that extend beyond one year. We record deferred revenue, primarily related to extended warranty contracts, when we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract. This deferred revenue represents contract liabilities which are included in our Consolidated Balance Sheets as components of current and long-term liabilities. The amount of manufacturing contract liabilities as of both April 30, 2021 and October 31, 2020 was not material to our consolidated financial statements.
The amount of deferred revenue related to extended warranty contracts was $229 million and $245 million at April 30, 2021 and October 31, 2020, respectively. Revenue recognized under our extended warranty programs was $26 million and $58 million for the three and six months ended April 30, 2021, respectively, and $26 million and $51 million for the three and six months ended April 30, 2020, respectively. We expect to recognize revenue under our extended warranty programs of approximately $47 million in the remainder of 2021, $82 million in 2022, $53 million in 2023, $26 million in 2024, $12 million in 2025, and an aggregate amount of $9 million thereafter.
Contract Costs
We recognize incremental costs to obtain contracts as an asset if they are recoverable. We recognize the costs of obtaining a contract as an expense when the related contract period is less than one year. Contract costs capitalized were immaterial as of April 30, 2021 and October 31, 2020, respectively.
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
Melrose Park Facility Disposition
On January 13, 2021, we approved a plan to sell our facility in Melrose Park, IL (the “Melrose Park Facility”) and cease all operations at the Melrose Park Facility by November 2021. In connection with the cessation of operations at the Melrose Park Facility, we expect that half of the current workforce of approximately 500 employees at the Melrose Park Facility will be transferred to our other facilities.
We estimate that we will incur total costs related to the exit from and disposition of the Melrose Park Facility of approximately $90 million, of which $80 million is expected to be incurred in fiscal year 2021, with the remainder being incurred in fiscal year 2022. The estimated total charges primarily include $21 million of restructuring costs, $21 million of relocation costs, and $38 million for accelerated depreciation and impairment charges.
As a result of the restructuring activities, the Truck segment recognized $2 million and $23 million of restructuring charges for the three and six months ended April 30, 2021, respectively. For the six month period, the charges primarily include $12 million related to pension and OPEB liabilities and $10 million for employee termination charges recorded in Restructuring charges in our Consolidated Statements of Operations. In addition, the Truck segment recorded $3 million and $28 million of impairment charges for the three and six months ended April 30, 2021, respectively, recorded in Asset impairment charges in our Consolidated Statements of Operations.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table summarizes the changes to our Melrose Park restructuring liability:

(in millions)	Balance at October 31, 2020	Additions	Payments	Adjustments	Balance at April 30, 2021
Employee termination charges	$—	$10	$—	$—	$10
Restructuring liability	$—	$10	$—	$—	$10
See Note 9, Postretirement Benefits, for further discussion.
Asset Impairments
In the three and six months ended April 30, 2021 and 2020, we concluded that we had triggering events primarily related to certain trucks under operating leases, due to declines in expected residual values. As a result, for the three and six months ended April 30, 2021 we recorded charges of $1 million and $7 million, respectively, and for the three and six months ended April 30, 2020 we recorded charges of $1 million, for both periods, in our Truck segment.
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
4. Finance Receivables
Finance receivables are receivables of our Financial Services operations. Finance receivables generally consist of wholesale notes and accounts, as well as retail notes, finance leases and accounts. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for credit losses. Total assets of our Financial Services operations net of intercompany balances were $2.5 billion and $2.2 billion as of April 30, 2021 and October 31, 2020, respectively.
Included in total assets of our Financial Services operations were finance receivables of $1.6 billion as of both April 30, 2021 and October 31, 2020. We have two portfolio segments of finance receivables that we distinguish based on the type of customer and nature of the financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
In connection with the COVID-19 pandemic, we have previously received extension requests from certain customers in the retail note and finance lease portfolios in Mexico. These requests were generally granted for short-term extensions (6 months or less), without interest or principal forgiveness. The related credit exposure was not material to the consolidated financial statements. We will continue to monitor our portfolios in light of the ongoing economic uncertainties resulting from the COVID-19 pandemic. We may offer additional extensions and modifications to customers going forward in order to maximize the recoverability of outstanding receivable balances.
Our Finance receivables, net in our Consolidated Balance Sheets consist of the following:

(in millions)	As of April 30, 2021	As of October 31, 2020
Retail portfolio	$643	$622
Wholesale portfolio	1,009	1,025
Total finance receivables	1,652	1,647
Less: Allowance for credit losses	34	25
Total finance receivables, net	1,618	1,622
Less: Current portion, net(A)	1,360	1,371
Noncurrent portion, net	$258	$251
_________________________
(A)The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Securitizations
Our Financial Services operations transfer wholesale notes, retail accounts receivable, finance leases, and operating leases to special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities issued. In addition to servicing receivables, our continued involvement in the SPEs may include an economic interest in the transferred receivables and, in some cases, managing exposure to interest rate changes on the securities using interest rate swaps or interest rate caps. There were no transfers of finance receivables that qualified for sale accounting treatment as of April 30, 2021 or October 31, 2020, and as a result, the transferred finance receivables are included in our Consolidated Balance Sheets and the related interest earned is included in Finance revenues.
We transfer eligible finance receivables into trusts in order to issue asset-backed securities. These trusts are VIEs of which we are determined to be the primary beneficiary and, therefore, the assets and liabilities of the trusts are included in our Consolidated Balance Sheets. The outstanding balance of finance receivables transferred into these VIEs was $668 million and $649 million as of April 30, 2021 and October 31, 2020, respectively.
Other finance receivables related to secured transactions that do not qualify for sale accounting treatment were $142 million and $182 million as of April 30, 2021 and October 31, 2020, respectively. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.
Finance Revenues
The following table presents the components of our Finance revenues from our Financial Services segment:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Retail notes and finance leases revenue	$15	$18	$31	$34
Wholesale notes revenue	9	19	20	35
Operating lease revenue	24	23	47	44
Retail and wholesale accounts revenue	2	4	3	8
Gross finance revenues	50	64	101	121
Less: Intercompany revenues	7	14	13	25
Finance revenues	$43	$50	$88	$96
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the activity related to our allowance for credit losses for our retail portfolio segment, wholesale portfolio segment, and trade and other receivables. On November 1, 2020, we adopted ASU 2016-13. For an explanation of the adoption of ASU 2016-13, see Note 1, Summary of Significant Accounting Policies:

	Three Months Ended April 30, 2021				Six Months Ended April 30, 2021
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	N/A	N/A	N/A	N/A	$23	$2	$19	$44
Adoption of ASU 2016-13	N/A	N/A	N/A	N/A	7	—	1	8
Reclassifications(A)	N/A	N/A	N/A	N/A	—	—	(8)	(8)
Allowance for credit losses at beginning of period	$33	$2	$12	$47	30	2	12	44
Provision for credit losses	2	—	1	3	5	—	1	6
Charge-offs	(3)	—	—	(3)	(5)	—	—	(5)
Recoveries	1	—	—	1	1	—	—	1
Other(B)	(1)	—	1	—	1	—	1	2
Allowance for credit losses at end of period	$32	$2	$14	$48	$32	$2	$14	$48

	Three Months Ended April 30, 2020				Six Months Ended April 30, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$22	$3	$21	$46	$20	$3	$21	$44
Provision for doubtful accounts	4	(1)	2	5	7	(1)	3	9
Charge-offs	(1)	—	—	(1)	(3)	—	—	(3)
Other(B)	(4)	—	(3)	(7)	(3)	—	(4)	(7)
Allowance for doubtful accounts at end of period	$21	$2	$20	$43	$21	$2	$20	$43
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
The following table presents information regarding impaired finance receivables:

	April 30, 2021			October 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Impaired finance receivables with specific loss reserves	$46	$—	$46	$31	$—	$31
Impaired finance receivables without specific loss reserves	—	—	—	—	—	—
Specific loss reserves on impaired finance receivables	14	—	14	12	—	12
Finance receivables on non-accrual status	29	—	29	31	—	31

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The average balances of the impaired finance receivables in the retail portfolio were $39 million and $25 million during the six months ended April 30, 2021 and 2020, respectively. See Note 11, Fair Value Measurements, for information on the valuation of impaired finance receivables.
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
The age analysis is used to assess risk in our portfolio segments and to aide in identifying impaired receivables. The following table presents the aging analysis for finance receivables:

	April 30, 2021			October 31, 2020
(in millions)	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
Current, and up to 30 days past due	$579	$1,009	$1,588	$558	$1,024	$1,582
30-90 days past due	42	—	42	44	1	45
Over 90 days past due	22	—	22	20	—	20
Total finance receivables	$643	$1,009	$1,652	$622	$1,025	$1,647
The following table presents the amortized cost of our receivables that have an original maturity of more than one year. Performing and non-performing receivables are disaggregated as we measure expected credit losses differently. This table excludes our wholesale portfolio, trade accounts and other receivables which are short term in nature.

	Year of Origination
(in millions)	2021	2020	2019	2018	2017	Prior to 2017	Total
Retail - U.S. performing receivables	$10	$16	$8	$5	$5	$—	$44
Retail - Mexico performing receivables	76	119	87	53	16	4	355
Total performing receivables	86	135	95	58	21	4	399

Retail - U.S. non-performing receivables	—	—	—	—	—	—	—
Retail - Mexico non-performing receivables	2	4	5	9	4	4	28
Total non-performing receivables	2	4	5	9	4	4	28

Retail - Total	$88	$139	$100	$67	$25	$8	$427
6. Inventories
The following table presents the components of Inventories, net in our Consolidated Balance Sheets:

(in millions)	April 30, 2021	October 31, 2020
Finished products	$502	$516
Work in process	187	25
Raw materials	328	222
Total inventories, net	$1,017	$763

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

7. Leases
Lessee
The following table presents balance sheet information related to finance and operating leases:

(in millions)	As of April 30, 2021	As of October 31, 2020
Operating lease right of use assets	$123	$119
Finance lease right of use assets(A)	2	2
Total right of use assets	$125	$121
Operating lease liabilities
Other current liabilities	$30	$30
Other noncurrent liabilities	96	92
Finance lease liabilities
Notes payable and current maturities of long-term debt	—	1
Long-term debt	1	1
Total lease liabilities	$127	$124
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
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment leased under operating lease agreements represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We work with our customers and dealers to manage the sale of lease returns and the recovery of residual exposure. We also review residual values periodically to determine that recorded amounts are appropriate and the equipment is not impaired. For more information on key inputs and valuation methodologies in evaluating impairment of assets under operating lease agreements, see Note 11, Fair Value Measurements. For more information regarding impaired finance receivables, see Note 5, Allowance for Credit Losses, and Note 3, Restructuring, Impairments and Divestitures for impaired assets under operating leases.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents revenue from finance and operating leases, included in our Consolidated Statements of Operations:

	Three Months Ended April 30,				Six Months Ended April 30,
	Finance Leases(A)		Operating Leases		Finance Leases(A)		Operating Leases
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Sales of manufactured products, net	$—	$—	$6	$4	$—	$—	$12	$12
Finance revenues	7	11	22	22	14	18	43	41
Other expense, net	—	—	2	2	—	—	3	3
Total lease revenue	$7	$11	$30	$28	$14	$18	$58	$56
_______________________
(A) Finance revenues consist primarily of interest income. Additional fees, such as late fees, are not material to our consolidated financial statements.

8. Debt
The following tables present the components of Notes payable and current maturities of long-term debt and Long-term debt in our Consolidated Balance Sheets:

(in millions)	April 30, 2021	October 31, 2020
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025, net of unamortized discount of $4 and $5, respectively, and unamortized debt issuance costs of $7 and $8, respectively	$1,537	$1,543
9.5% Senior Secured Notes, due 2025, net of unamortized debt issuance costs of $10 and $11, respectively	590	589
6.625% Senior Notes, due 2026, net of unamortized debt issuance costs of $12 and $13, respectively	1,088	1,087
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040, net of unamortized debt issuance costs of $2 at both dates	223	223
Financed lease obligations	36	45
Other	6	9
Total Manufacturing operations debt	3,480	3,496
Less: Current portion	39	45
Net long-term Manufacturing operations debt	$3,441	$3,451

(in millions)	April 30, 2021	October 31, 2020
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2022, net of unamortized debt issuance costs of $2 and $4, respectively	$967	$724
Bank credit facilities, at fixed and variable rates, due dates from 2021 through 2026, net of unamortized debt issuance costs of less than $1 and $1, respectively	836	940
Commercial paper, at variable rates, program matures in 2022	15	—
Borrowings secured by operating and finance leases, at various rates, due serially through 2026	169	170
Total Financial Services operations debt	1,987	1,834
Less: Current portion	804	595
Net long-term Financial Services operations debt	$1,183	$1,239

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Manufacturing Operations
9.5% Senior Secured Notes due 2025
On April 26, 2021, NIC issued a notice for conditional call for redemption of all of its outstanding 9.5% Senior Secured Notes due 2025 (the “Senior Secured Notes”). The conditional redemption notice calls for redemption of the Senior Secured Notes on June 25, 2021 at a redemption price of 107.125% of the principal amount redeemed, which amount is equal to $1,071.25 per $1,000 principal amount of the Senior Secured Notes, plus accrued and unpaid interest up to, but not including, the redemption date, in accordance with the provisions of the indenture governing the Senior Secured Notes. The redemption is subject to and expressly conditioned upon the consummation of the closing of the merger of Merger Subsidiary with and into Navistar pursuant to the Merger Agreement, on terms satisfactory to Navistar and TRATON SE (the “Senior Secured Notes Merger Condition”). The redemption date will be delayed until such time as the Senior Secured Notes Merger Condition is satisfied (including more than 60 days after the issue date of the conditional redemption notice) or the conditional redemption notice is rescinded if the Senior Secured Notes Merger Condition is not satisfied on or prior to the redemption date or the redemption date so delayed.
4.75% Tax Exempt Bonds due 2040
On May 27, 2021, at the direction of NIC, a notice of conditional optional redemption was issued for all of the outstanding $225 million aggregate principal amount of Illinois Finance Authority (“IFA”) Recovery Zone Facility Refunding Revenue Bonds (Navistar International Corporation Project) Series 2020 (the “4.75% Tax Exempt Bonds”). The original proceeds from the 4.75% Tax Exempt Bonds were loaned by the IFA to the Company pursuant to a Loan Agreement dated as of July 1, 2020. The conditional redemption notice calls for redemption of the 4.75% Tax Exempt Bonds on July 2, 2021 at the redemption price of 100.00% of the principal amount redeemed plus accrued and unpaid interest up to, but not including, the redemption date, in accordance with the provisions of the indenture governing the 4.75% Tax Exempt Bonds. The redemption is subject to and expressly conditioned upon (i) the consummation of the closing of the merger of Merger Subsidiary with and into the Company, with the Company surviving the Merger, pursuant to the Merger Agreement on terms satisfactory to the Company and the Parent and in which the holders of the common stock of the Company outstanding immediately prior to the Merger do not hold, directly or indirectly, at least a majority of the common stock of the Company after the Merger (the “4.75% Tax Exempt Bonds Merger Condition”) and (ii) the receipt by Citibank, N.A., as trustee under the indenture governing the 4.75% Tax Exempt Bonds, on or prior to the redemption date of the appropriate funds required to pay the redemption price plus accrued and unpaid interest up to, but not including, the redemption date, to redeem the 4.75% Tax Exempt Bonds on the redemption date. In the event that the 4.75% Tax Exempt Bonds Merger Condition is not satisfied on or prior to the redemption date or Citibank, N.A. does not receive sufficient monies to redeem the 4.75% Tax Exempt Bonds on the redemption date, the redemption will not occur on the redemption date.
Financial Services Operations
Asset-backed Debt
The Truck Retail Accounts Corporation (“TRAC”) funding facility has a capacity range of $100 million to $200 million and renews automatically, subject to six months lender cancellation notice. Amounts borrowed under this facility for the six months ended April 30, 2021 and 2020 were $147 million and $97 million, respectively. Repayments under this facility for the six months ended April 30, 2021 and 2020 were $181 million and $188 million, respectively.
In April 2021, the maturity date of our variable funding notes ("VFN") facility was extended to April 2022, and the maximum capacity remained at $350 million. Amounts borrowed under this facility for the six months ended April 30, 2021 and 2020 were $285 million and $140 million, respectively. Repayments under this facility for the six months ended April 30, 2021 and 2020 were $10 million and $245 million, respectively.
In May 2021, $300 million of investor notes issued in 2019 by Navistar Financial Securities Corporation were fully repaid upon maturity.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the six months ended April 30, 2021 and 2020, we contributed $191 million and $30 million, respectively, to our pension plans to meet regulatory funding requirements. The 2021 contributions include the $157 million of contributions we deferred in 2020 under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We expect to contribute approximately $2 million to our pension plans during the remainder of 2021, as our previously expected remaining 2021 contributions of $129 million have been reduced under funding relief provisions in the American Rescue Plan Act ("ARPA"), enacted March 11, 2021.
We primarily fund other post-employment benefits ("OPEB") obligations, such as retiree medical, in accordance with the 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). The 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of our then applicable retiree health care and life insurance benefits. Contributions for the six months ended April 30, 2021, as well as anticipated contributions for the remainder of 2021, are not material.
Components of Net Periodic Benefit Expense
Net periodic benefit expense included in our Consolidated Statements of Operations for the three and six months ended April 30, 2021 and 2020 are comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost for benefits earned during the period	$2	$2	$1	$1	$4	$4	$1	$2
Interest on obligation	13	21	2	7	27	42	5	14
Amortization of cumulative loss (gain)	27	24	(10)	—	54	49	(20)	—
Contractual termination benefits	—	—	—	—	9	—	3	—
Premiums on pension insurance	2	3	—	—	5	6	—	—
Expected return on assets	(33)	(36)	(4)	(5)	(66)	(72)	(8)	(10)
Net periodic benefit expense (income)	$11	$14	$(11)	$3	$33	$29	$(19)	$6
Contractual termination benefits are recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. All other components of net periodic benefit cost other than service cost are included in Other expense, net in our Consolidated Statements of Operations.
In the first quarter of 2021, we committed to a plan to cease all operations at the Melrose Park Facility by November 2021. As a result, for the six months ended April 30, 2021, we recognized $9 million of pension and $3 million of OPEB contractual termination benefits charges. These charges were recorded in our Truck segment within Restructuring charges in our Consolidated Statements of Operations. See Note 3, Restructuring, Impairments and Divestitures for further discussion. A pension curtailment gain of $2 million, an OPEB curtailment loss of $7 million and net actuarial gains of $43 million resulting from pension and OPEB remeasurements in connection with our Melrose Park Facility announcement were recognized as a component of Accumulated other comprehensive loss for the six months ended April 30, 2021.
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. In fiscal 2020, we implemented cash conservation initiatives, including a delay in certain 401(k) Company matching contributions until 2021. Prior to this, the matching contributions for non-represented employees were deposited monthly. Effective January 2021, the matching contributions went back to being deposited on a monthly basis. Many participants covered by the plans receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $9 million and $16 million for the three and six months ended April 30, 2021, respectively, and $11 million and $19 million for the three and six months ended April 30, 2020, respectively.

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
Our contingent profit sharing obligations under a certain Supplemental Benefit Trust Profit Sharing Plan will continue until certain funding targets defined by the 1993 Settlement Agreement are met. As noted within the Profit Sharing Disputes section of Note 12, Commitments and Contingencies, the Company requested the Court reform the 1993 Settlement Agreement to provide clarity regarding certain “Profit Sharing Cessation Date” provisions, which relate to the timing and impact of the cessation of the Company’s Profit Sharing Plan contributions. We are currently unable to determine whether we have achieved the specific funding targets that may result in profit sharing cessation. Upon profit sharing cessation, the Company may have ongoing responsibilities related to amortized actuarial and investment losses. For the three and six months ended April 30, 2021, we recorded $31 million in profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits. For the three and six months ended April 30, 2020, we did not record any profit sharing accruals. For more information on an arbitration regarding the Supplemental Benefit Trust Profit Sharing Plan, which was concluded on February 5, 2021, see Note 12, Commitments and Contingencies.
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
For the three and six months ended April 30, 2021, we recognized an income tax expense of $51 million and $33 million, respectively, compared to income tax expense of $7 million and $2 million for the respective prior year periods. The change in tax is primarily due to the increase in income before income taxes and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances. Other year over year differences for the second quarter and first half of 2021 include geographical mix and certain discrete items, primarily related to the change in value of the U.S. dollar resulting in an income tax expense of $19 million and $23 million for the three and six months ended April 30, 2021, respectively.
We have open tax years back to 2001 with various significant taxing jurisdictions, including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. In our 2018 fiscal year, we received a favorable ruling from the Tribunal Regional Federal da 4 (the Fourth Regional Federal Court in Brazil, the "Brazilian Fourth Court") in connection with certain indirect federal taxes (PIS and COFINS) credits in Brazil. In 2020 we determined that it was probable to receive the credits, which were recognized within our 2020 fiscal year results. We have a pending similar case in the Brazilian Fourth Court. The Receita Federal, a tax authority in Brazil, filed a Motion of Clarification on a leading case with the Supremo Tribunal Federal (the "Brazilian Supreme Court"). In May 2021, the Brazilian Supreme Court ruled in favor of the taxpayer in this leading case related to the calculation of the credits and the scope of the tax years applicable for credits. As a result of that ruling, we determined that it was probable to receive a benefit as a result of or connection with our pending case with the Brazilian Fourth Court and recorded an estimated $28 million benefit in Sales of manufactured products, net and a $2 million charge in Selling, General & Administrative expenses in our Consolidated Statements of Operations in our Global Operations segment, (translated into US dollars as of April 30, 2021) associated with tax years 2002 to 2020. Timing on realization of PIS and COFINS credits is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset or sale. Additional contingencies that would result in tax recoveries may be resolved in future periods which could be material.
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
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following section describes key inputs and assumptions in our valuation methodologies for instruments other than those discussed in Note 1, Summary of Significant Accounting Policies:
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis, other than those discussed in Note 1, Summary of Significant Accounting Policies:

	As of April 30, 2021				As of October 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments:
Commodity forward contracts(A)	$—	$11	$—	$11	$—	$4	$—	$4
Foreign currency contracts(A)	—	2	—	2	—	5	—	5
Total assets	$—	$13	$—	$13	$—	$9	$—	$9
Liabilities
Derivative financial instruments:
Commodity forward contracts(B)	$—	$—	$—	$—	$—	$2	$—	$2
Foreign currency contracts(B)	—	2	—	2	—	3	—	3
Guarantees	—	—	22	22	—	—	29	29
Total liabilities	$—	$2	$22	$24	$—	$5	$29	$34
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
The following table presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Guarantees at beginning of period	$(23)	$(24)	$(29)	$(27)
Net (issuances) terminations	—	(7)	5	(5)
Settlements	1	3	2	4
Guarantees at end of period	$(22)	$(28)	$(22)	$(28)
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments:

	As of April 30, 2021
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$237	$237	$232
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,546	1,546	1,537
9.5% Senior Secured Notes, due 2025	—	649	—	649	590
6.625% Senior Notes, due 2026	—	1,133	—	1,133	1,088
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040	—	238	—	238	223
Financed lease obligations	—	—	37	37	36
Other(A)	—	—	5	5	5
Financial Services operations
Asset-backed debt issued by consolidated SPEs, due serially through 2022	—	—	969	969	967
Bank credit facilities, due dates from 2021 through 2026	—	—	822	822	836
Commercial paper, at variable rates, program matures in 2022	15	—	—	15	15
Borrowings secured by operating and finance leases, due serially through 2026	—	—	171	171	169

	As of October 31, 2020
	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Retail notes	$—	$—	$223	$223	$222
Liabilities
Debt:
Manufacturing operations
Senior Secured Term Loan Credit Agreement, due 2025	—	—	1,538	1,538	1,543
9.5% Senior Secured Notes, due 2025	—	665	—	665	589
6.625% Senior Notes, due 2026	—	1,137	—	1,137	1,087
Loan Agreement related to 4.75% Tax Exempt Bonds, due 2040	—	227	—	227	223
Financed lease obligations	—	—	46	46	45
Other(A)	—	—	7	7	7
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2022	—	—	726	726	724
Bank credit facilities, due dates from 2021 through 2026	—	—	914	914	940
Borrowings secured by operating and finance leases, due serially through 2026	—	—	171	171	170
________________________
(A)Excludes non-financial instrument debt of $1 million and $2 million as of April 30, 2021 and October 31, 2020, respectively.

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
Under the terms of the Navistar Capital Operating Agreement, BMO is our third-party preferred source of retail and lease customer financing for equipment offered by us and our dealers in the U.S. The Navistar Capital Operating Agreement, as amended, contains a loss sharing arrangement under which we generally reimburse BMO for excess credit losses as defined in the arrangement. Our exposure to loss is mitigated because contracts under the Navistar Capital Operating Agreement are secured by the financed equipment. There were $1.4 billion and $1.5 billion of outstanding loan principal and operating lease payments receivable at April 30, 2021 and October 31, 2020, respectively, financed through the Navistar Capital Operating Agreement and subject to the loss sharing arrangements in the U.S. The related financed values of these outstanding contracts were $2.3 billion and $2.5 billion at April 30, 2021 and October 31, 2020, respectively. We have recognized a guarantee liability for our portion of estimated Navistar Capital credit losses. Generally, we do not carry the contracts under the Navistar Capital Operating Agreement on our Consolidated Balance Sheets.
For certain third-party financed contracts, we have recognized equipment leased to others of $37 million and $39 million as of April 30, 2021 and October 31, 2020, respectively, and financed lease and other obligations of $45 million and $49 million, in our Consolidated Balance Sheets as of April 30, 2021 and October 31, 2020, respectively.
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
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. As of April 30, 2021, the amount of stand-by letters of credit and surety bonds issued was $84 million.
In addition, as of April 30, 2021, we have $157 million of outstanding purchase commitments and contracts with $23 million of cancellation fees with expiration dates through 2028.
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
We have accrued $18 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2021. The majority of these accrued liabilities are expected to be paid subsequent to 2021.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Profit Sharing Disputes
Pursuant to the 1993 Settlement Agreement, the program administrator and named fiduciary of the Supplemental Benefit Program is the Supplemental Benefit Program Committee (the "Committee"), composed of individuals not appointed by NI or NIC. In August 2013, the Committee filed a motion for leave to (a) amend its February 2013 complaint (which sought injunctive relief for the Company to provide certain information to which the Committee was allegedly entitled under the Supplemental Benefit Trust Profit Sharing Plan (the "Profit Sharing Plan")) and (b) file a proposed amended complaint (the "Profit Sharing Complaint") in the U.S. District Court for the Southern District of Ohio (the "Court"). Leave to file the Profit Sharing Complaint was granted by the Court in October 2013. In its Profit Sharing Complaint, the Committee alleged that the Company breached the 1993 Settlement Agreement and violated ERISA by failing to properly calculate profit sharing contributions due under the Profit Sharing Plan and sought damages in excess of $50 million, injunctive relief and reimbursement of attorneys' fees and costs. In May 2015 the Court ordered that the claims in the Profit Sharing Complaint be arbitrated pursuant to the dispute resolution procedures in the Profit Sharing Plan. The Company and the Committee selected an arbitrator and the arbitration discovery process commenced. On June 29, 2017, the arbitrator ruled, among other things, that the arbitration will include Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014. The Company disputes the arbitrator's June 29, 2017 ruling. On February 17, 2020, the Committee filed its written submission with the arbitrator and requested a damages award of $588 million comprised of $252 million in profit sharing contributions that the Committee asserts are due under the Profit Sharing Plan and $336 million of lost earnings that the Committee asserts the Supplemental Trust would have earned had those profit sharing contributions been made and invested. On June 5, 2020 the parties and the arbitrator agreed the only years at issue for the arbitration are the plan years ending October 31, 2006, 2008, 2009, 2010, and 2011. On September 15, 2020, the arbitrator issued a "Tentative Award" concluding the Company made certain incorrect Profit Sharing Plan calculations, rejecting the Committee's claim for lost earnings, and awarding the maximum rate of interest on the Tentative Award as allowed by Illinois law. Under Illinois statute 815 ILCS 2O5/2, the maximum prejudgment interest rate is 5% per year. On December 2, 2020, after additional briefing and closing arguments, the arbitrator informed the parties that the next arbitrator ruling issued would not include a computation amount and would not materially change from the Tentative Award. The Company disputes the Tentative Award. On December 11, 2020, the arbitrator issued a “Semi-Final Award”, concluding again, that the Company made certain incorrect Profit Sharing Plan calculations, rejecting again the Committee’s claim for lost earnings, and awarding the maximum rate of interest on the Semi-Final Award as allowed by Illinois law. The Company disputes the Semi-Final Award. The arbitrator ordered the parties to meet and confer and jointly recalculate Profit Sharing Plan contributions for years ending October 31, 2006 and 2008 through 2011 based on the Semi-Final Award. On January 31, 2021, the Company and the Committee agreed that the arbitrator’s final arbitration award should be $239 million, comprised of $156 million of Profit Sharing Plan contributions for years ending October 31, 2006 and 2008-2011 and $83 million of pre-award interest at 5% per year through January 31, 2021. On February 5, 2021, the arbitrator issued an Amended Final Award reflecting the $239 million award as agreed by the Company and the Committee. Also, on February 5, 2021, the Committee filed with the Court a motion to confirm the Amended Final Award and assess interest. In the motion, the Committee requests 9% per year post-award interest under Illinois law from February 5, 2021 until the date the Court enters judgment confirming the Amended Final Award.
The Company disputes the Amended Final Award, and on February 16, 2021 the Company filed with the Court its motion to vacate the Amended Final Award and stay the confirmation of the Amended Final Award pending the outcome of the Company’s motion to vacate and a determination of “Profit Sharing Cessation Date” (as referenced below) issues. On February 26, 2021, the Company filed its opposition to the Committee's motion to confirm the Amended Final Award and assess interest. On March 12, 2021, the Committee filed its memorandum in support of its motion to confirm the Amended Final Award and assess interest and also filed its opposition to the Company's motion to vacate and/or stay the Amended Final Award. On March 26, 2021, the Company filed its reply memorandum in support of its motion to vacate and/or stay the Amended Final Award.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

By letter dated February 14, 2019, the Committee indicated the Profit Sharing Plan calculation for the plan year ending October 31, 2018 reflects numerous positions that have caused the Committee to dispute the Profit Sharing Plan calculations in the past, and on that basis the Committee disagrees with the 2018 calculation. The Committee also requested information about the 2018 calculation. On March 12, 2019, the Committee filed a motion to enforce the 1993 Settlement Agreement for the Company’s failure to respond to the Committee’s February 14, 2019 information requests. On May 15, 2019, the Company responded to the information requests. The motion to enforce is still pending with the Court, but on October 30, 2019, the Company and the Committee met with the Court regarding the motion to enforce, and agreed on a plan for the Company to respond to the Committee’s information and document requests related to the 2018 calculation (which also relates to the information requested for the Profit Sharing Plan calculations for the years ending October 31, 2001 through October 31, 2014). Furthermore, the Committee informed the Company, by letter dated January 19, 2020, that it disputes the Company's Profit Sharing Plan calculations for the years ending October 31, 2015 through October 31, 2019. Pursuant to a January 31, 2021 agreement between the Company and the Committee, for Profit Sharing Plan calculations for the years ending October 31, 2015 through 2020, the Company and the Committee agreed to confer regarding the impact of the arbitrator's Amended Final Award as referenced above, and to mediate with the Court any disputes they may have regarding the 2015-2020 calculations. The discussions between the parties regarding the 2015-2020 calculations continue.
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
On September 9, 2020, the Committee filed a motion to dismiss the Company's filed statement regarding “Phase 2” of the hearings, in which the Company requested the Court to reform the 1993 Settlement Agreement to provide clarity regarding certain “Profit Sharing Cessation Date” provisions, which relate to the timing and impact of the cessation of the Company’s Profit Sharing Plan contributions. The Committee argues the Court lacks jurisdiction because there are no pending disputes regarding the Profit Sharing Cessation Date provisions, and any future disputes fall under an arbitration provision in the 1993 Settlement Agreement. On September 30, 2020, the Company filed its opposition to the Committee’s motion to dismiss, and on October 14, 2020 the Committee filed its reply. On April 14, 2021, the Court overruled the Company's motion to reform the 1993 Settlement Agreement in its entirety. Pursuant to a January 31, 2021 agreement, the Company and the Committee agreed to confer on certain "Profit Sharing Cessation Date" provisions, and to mediate with the Court any disputes related to those matters. The discussions between the parties related to the Profit Sharing Cessation Date provisions are ongoing.
In addition, various local bargaining units of the UAW have filed separate grievances pursuant to the profit sharing plans under various collective bargaining agreements in effect between the Company and the UAW that may have similar legal and factual issues as the Profit Sharing Complaint. In the second quarter, the UAW offered to settle the grievances for a lump sum payment of $3,000 to each of 3,600 current and former UAW-represented employees. Settlement discussions between the Company and the UAW regarding the grievances are ongoing.
Based on our assessment of the facts underlying the claims in the above actions, we recorded a charge in the Company's fiscal quarter ending October 31, 2020 in the amount of $289 million for the estimated liability, including $85 million for estimated interest, related to the arbitrator's Amended Final Award noted above. These amounts include the estimated liability for all years ending on or before October 31, 2020. In the first quarter of 2021, we accrued an additional charge of $2 million for interest related to the estimated liability, and in the second quarter of 2021, we accrued an additional charge of $2 million for the estimated liability. The charge is included in SG&A expenses in our Consolidated Statement of Operations. Other than the aforementioned, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.

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
On August 14, 2018, under the original Shy et. al. v. Navistar International Corporation, Civil Action No. 3:92-CV-333 (S.D. Ohio 1992), the Company filed a motion to schedule a status hearing to request an in-person hearing to discuss the possibility of a global resolution of various disputes under the 1993 Settlement Agreement, including, but not limited to, resolving the pending Profit Sharing Complaint and Committee Members’ Complaint described above. As a result, on April 17, 2020, the Company filed a motion to reform the 1993 Settlement Agreement. On April 14, 2021, the Court overruled the Company's motion to reform the 1993 Settlement Agreement in its entirety.
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
The FATMA Notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of less than US$1 million as of April 30, 2021), which is not final or due until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that filing.
In addition to the matter described above, there is a suit pending in the federal court of Brazil in which the federal district attorney sued (a) FATMA, for claims related to FATMA’s actions in connection with licensing and inspection procedures related to the Natureza Facility, and (b) Selamix, as the current owner of the Natureza Facility. In this federal suit, Selamix was found liable for the contamination at the Natureza Facility due to it being the successor owner of the facility. However, the federal court’s decision does not prohibit Selamix from seeking to recover its damages from third parties that contributed to the contamination at the Natureza Facility.

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
Sao Paulo Groundwater Notice
In March 2014, IIAA, along with other nearby companies, received from the Sao Paulo District Attorney (the "District Attorney") a notice and proposed Consent Agreement relating to alleged neighborhood-wide groundwater contamination at or around its Sao Paulo manufacturing facility. The proposed Consent Agreement sought certain groundwater investigations and other technical relief and proposed sanctions in the amount of R$3 million (the equivalent of less than US$1 million as of April 30, 2021). In November 2014, IIAA extended a settlement offer which was never accepted, rejected or countered by the District Attorney.
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

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

A new district attorney (the “New District Attorney”) assumed responsibility for the case in February 2018. The New District Attorney indicated that it would like the companies involved to try to reach a settlement agreement as to the remediation efforts to be taken after having discussions and negotiations with the New District Attorney’s technical experts. On September 10, 2019, the judge granted the New District Attorney's request to require answers to inquiries related to the case from the Department of Water and Electric Energy ("DAEE") and Sao Paulo State Sewage Company ("SABESP"), but DAEE and SABESP did not provide any additional, relevant information. On April 22, 2021, the New District Attorney presented a motion arguing that the Expert Evidence could be used as evidence within the current case and the other parties were required to respond to the motion by May 7, 2021.
On November 8, 2020, it was determined that the New District Attorney had not presented the technical expert opinions within the applicable deadline and the New District Attorney subsequently filed a motion requesting an additional 30 days to present the technical expert opinions. The extension was granted, and the New District Attorney was required to present the technical expert opinions no later than March 2, 2021. On March 17, 2021, the New District Attorney presented technical expert opinions and requested that: (i) Companhia Ambiental do Estrado de Sao Paulo (the environmental protection agency of Sao Paulo State, “CETESB”) provide a status update on the remediation and answer the questions previous formulated; and (ii) expert evidence produced in another public class action (similar to the current case) (the “Expert Evidence”) be admitted as evidence within this case. The court immediately granted the first request. On April 7, 2021, CETESB filed a motion moving to dismiss the New District Attorney's request for the admittance of the Expert Evidence and requesting an additional 30 days to present its answers to the questions previously raised by the New District Attorney. On April 16, 2021, IIAA also filed a motion to dismiss the New District Attorney's request for the admittance of the Expert Evidence.
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
On May 11, 2021, NIC, NI, and Navistar Canada Inc. completed a settlement agreement with the plaintiff in the Quebec action (the “Quebec Settlement”). The Quebec Settlement consists of entities and natural persons in Quebec who purchased or leased a 2011-2014 model year vehicle equipped with a MaxxForce 11, 13, or 15 liter engine certified to comply with EPA 2010 emissions standards without selective catalytic reduction technology. Among other things, the Quebec Settlement requires that (1) NIC, NI, and Navistar Canada Inc. contribute $2,614,486 CAD to a non-reversionary common fund (the “Cash Fund”), which will be used to pay all settlement fees and expenses, attorneys’ fees and costs, and cash payments to members of the settlement class; (2) NI commit to make available rebates with a face value in the aggregate of $145,360 CAD (the “Rebate Fund”); and (3) the settlement class releases NIC, NI, Navistar Canada, Inc. and their affiliates from all claims and potential claims arising from or related to the allegations in the Quebec action, except for claims for personal injury or damage to third-party property. The Quebec Settlement states that NIC, NI, and Navistar Canada, Inc. deny all claims in the Quebec action, deny wrongdoing, liability or damage of any kind, and deny that they acted improperly or wrongfully in any way. The settlement agreement remains subject to approval by the court, including possible appeals. Any members of the class who opt out will not receive any benefit from the Quebec Settlement or be bound by it.

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
In February 2020, three class members intervened in the MDL Action and filed motions asking the court to exclude them from the settlement or to permit them to opt out after the opt out deadline. In April and June 2020, the court denied these motions. In May 2020, two of the intervening class members (“Drasc”) appealed the court’s April 2020 order. The Company filed its opposition brief on August 19, 2020. The appellate court affirmed the lower court’s denial of Drasc’s claims on March 11, 2021 and denied Drasc’s petition for rehearing or rehearing en banc on April 8, 2021. Drasc has until June 9, 2021, to petition for further review in the United States Supreme Court.

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
At a status conference on October 22, 2020, the parties reported on the status of ongoing settlement discussions. Further mediation sessions were held in November and December 2020. On May 20, 2021, the EPA filed an agreed motion notifying the court that the parties tentatively reached a settlement and asking the court to stay the case while the parties negotiate the terms and conditions of a consent decree. The court granted the motion to stay on May 26, 2021. Any consent decree remains subject to review and approval by appropriate government officials and the Company, and is subject to public notice and comment.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

Based on our assessment of the facts underlying the amended complaint above, we recorded an additional charge of $77 million in the second quarter of 2021 in SG&A expenses in our Consolidated Statements of Operations, resulting in the recording of a total estimated liability of $83 million which may change subject to the finalization of the consent decree and the actual costs incurred in satisfying its terms.
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
On December 3, 2019, the DOJ filed a complaint against NDLLC in the U.S. District Court for the District of Columbia partially intervening in what had been a sealed False Claims Act (“FCA”) case previously filed by a relator (the "Relator"). The Relator, a former NDLLC employee, filed his initial complaint in September 2013 in the U.S. District Court for the District of Columbia. The Relator filed an amended complaint on November 1, 2019, alleging that NDLLC submitted false pricing support to the government in connection with three MRAP contract parts or part systems - the chassis, the engine, and 13 components of the 3,898 ISS kits (“Relator’s ISS Claim”). The Relator alleges single damages of $1.1 billion for the chassis, $36 million for the engine, and $119 million for the Relator’s ISS Claim, totaling approximately $1.3 billion in single damages and $3.8 billion in treble damages. The DOJ’s complaint in partial intervention alleges that NDLLC submitted false pricing support in connection with 11 of the components of 3,803 ISS kits and seeks damages of an unspecified amount under the FCA and common law theories of mistake, unjust enrichment, and fraud. On January 10, 2020, NDLLC filed a motion to transfer venue to the Northern District of Illinois. On January 16, 2020, the U.S. District Court for the District of Columbia entered an order staying deadlines to respond to the complaints, pending resolution of the motion to transfer venue.
On November 5, 2020, the parties filed a Joint Motion to Stay and Notice of Settlement in Principle, explaining that the parties reached a settlement in principle for a comprehensive resolution of the claims in both DOJ's and Relator's complaints. We recorded an accrual of $58 million in the fourth quarter, which included $8 million of legal and other fees, related to the settlement in principle. On November 6, 2020, the court granted the motion, staying the action until February 5, 2021, and denying without prejudice the pending motion to transfer venue. The court ordered that on or before February 5, 2021, the parties must file a joint stipulation of dismissal or a joint status report. On February 8, 2021, after the DOJ filed a Joint Status report requesting an extension of the stay, the court ordered the parties to submit another joint report on April 8, 2021 and every 30 days thereafter. On April 7, 2021, the parties filed a Joint Status Report explaining that the settlement had not yet been finalized and informing the court that the parties would provide a further status report within 30 days. On May 27, 2021, NIC and NDLLC executed a definitive settlement agreement with the DOJ and the Relator for a payment of $38 million to the United States government and $12 million to the Relator, without any admission of wrongdoing or liability by NIC or NDLLC. The court dismissed this action with prejudice on May 27, 2021. On June 2, 2021, NIC and NDLLC executed a settlement agreement with Relator and Relator's counsel to settle claims for attorneys' fees in the amount of $2 million.

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) from continuing operations attributable to NIC, excluding income tax benefit (expense). Selected financial information from our Consolidated Statements of Operations and our Consolidated Balance Sheets is as follows:

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2021
External sales and revenues, net	$1,466	$523	$129	$43	$1	$2,162
Intersegment sales and revenues	19	1	9	7	(36)	—
Total sales and revenues, net	$1,485	$524	$138	$50	$(35)	$2,162
Income (loss) from continuing operations attributable to NIC, net of tax	$189	$135	$36	$15	$(212)	$163
Income tax expense	—	—	—	—	(51)	(51)
Segment profit (loss)	$189	$135	$36	$15	$(161)	$214
Depreciation and amortization	$30	$1	$1	$20	$—	$52
Interest expense	—	—	—	11	51	62
Equity in loss of non-consolidated affiliates	(3)	—	—	—	—	(3)
Capital expenditures(B)	60	1	1	—	2	64

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Three Months Ended April 30, 2020
External sales and revenues, net	$1,385	$442	$47	$50	$1	$1,925
Intersegment sales and revenues	4	1	4	14	(23)	—
Total sales and revenues, net	$1,389	$443	$51	$64	$(22)	$1,925
Income (loss) from continuing operations attributable to NIC, net of tax	$(51)	$103	$(13)	$24	$(101)	$(38)
Income tax expense	—	—	—	—	(7)	(7)
Segment profit (loss)	$(51)	$103	$(13)	$24	$(94)	$(31)
Depreciation and amortization	$29	$2	$2	$15	$1	$49
Interest expense	—	—	—	20	43	63
Equity in income (loss) of non-consolidated affiliates	(2)	1	—	—	—	(1)
Capital expenditures(B)	28	—	1	—	2	31

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2021
External sales and revenues, net	$2,679	$988	$218	$88	$1	$3,974
Intersegment sales and revenues	43	3	15	13	(74)	—
Total sales and revenues, net	$2,722	$991	$233	$101	$(73)	$3,974
Income (loss) from continuing operations attributable to NIC, net of tax	$108	$246	$42	$27	$(342)	$81
Income tax expense	—	—	—	—	(33)	(33)
Segment profit (loss)	$108	$246	$42	$27	$(309)	$114
Depreciation and amortization	$59	$3	$2	$38	$1	$103
Interest expense	—	—	—	24	102	126
Equity in loss of non-consolidated affiliates	(4)	—	—	—	—	(4)
Capital expenditures(B)	129	1	1	2	4	137

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Truck	Parts	Global Operations	Financial Services(A)	Corporate and Eliminations	Total
Six Months Ended April 30, 2020
External sales and revenues, net	$2,623	$934	$108	$96	$2	$3,763
Intersegment sales and revenues	8	2	11	25	(46)	—
Total sales and revenues, net	$2,631	$936	$119	$121	$(44)	$3,763
Income (loss) from continuing operations attributable to NIC, net of tax	$(109)	$222	$(13)	$41	$(215)	$(74)
Income tax expense	—	—	—	—	(2)	(2)
Segment profit (loss)	$(109)	$222	$(13)	$41	$(213)	$(72)
Depreciation and amortization	$56	$4	$4	$32	$3	$99
Interest expense	—	—	—	39	89	128
Equity in income (loss) of non-consolidated affiliates	(3)	1	—	—	—	(2)
Capital expenditures(B)	75	5	2	—	8	90
_______________________
(A)    Total sales and revenues in the Financial Services segment include interest revenues of $26 million and $53 million for the three and six months ended April 30, 2021, respectively, and $40 million and $75 million for the three and six months ended April 30, 2020, respectively.
(B)    Exclusive of purchases of equipment leased to others.

(in millions)	Truck	Parts	Global Operations	Financial Services	Corporate and Eliminations	Total
Segment assets, as of:
April 30, 2021	$2,332	$629	$282	$2,493	$1,348	$7,084
October 31, 2020	1,619	663	216	2,191	1,948	6,637
14. Stockholders' Deficit
Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax, included in our Consolidated Statements of Stockholders' Deficit:

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2021	$(379)	$(1,407)	$(1,786)
Other comprehensive income before reclassifications	11	—	11
Amounts reclassified out of accumulated other comprehensive loss(A)	—	17	17
Net current-period other comprehensive income	11	17	28
Balance as of April 30, 2021	$(368)	$(1,390)	$(1,758)

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2020	$(404)	$(1,461)	$(1,865)
Other comprehensive income before reclassifications	36	37	73
Amounts reclassified out of accumulated other comprehensive loss(A)	—	34	34
Net current-period other comprehensive income	36	71	107
Balance as of April 30, 2021	$(368)	$(1,390)	$(1,758)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of January 31, 2020	$(329)	$(1,755)	$(2,084)
Other comprehensive loss before reclassifications	(103)	—	(103)
Amounts reclassified out of accumulated other comprehensive loss(A)	—	24	24
Net current-period other comprehensive income (loss)	(103)	24	(79)
Balance as of April 30, 2020	$(432)	$(1,731)	$(2,163)

(in millions)	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balance as of October 31, 2019	$(321)	$(1,591)	$(1,912)
Other comprehensive loss before reclassifications	(111)	—	(111)
Amounts reclassified out of accumulated other comprehensive loss(A)	—	49	49
Net current-period other comprehensive income (loss)	(111)	49	(62)
Reclassification of stranded tax effects (B)	—	(189)	(189)
Balance as of April 30, 2020	$(432)	$(1,731)	$(2,163)
_________________________
(A)    The amounts reclassified out of accumulated other comprehensive loss relate to amortization of actuarial losses and are included in Other expense, net in our Consolidated Statement of Operations. There was minimal related tax expense in the three and six months ended April 30, 2021 and 2020.
(B) During the first six months of 2020, we reclassified $189 million of stranded tax effects out of Accumulated other comprehensive loss and into Accumulated deficit. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. pension and OPEB plans through the statement of operations, to the new U.S. federal tax rate of 21% through our Consolidated Statements of Operations. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

Navistar International Corporation and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)
(Unaudited)

15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table presents the information used in the calculation of our basic and diluted earnings (loss) per share, all attributable to NIC in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Amounts attributable to Navistar International Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$163	$(38)	$81	$(74)
Income from discontinued operations, net of tax	—	—	1	—
Net income (loss) attributable to Navistar International Corporation common stockholders	$163	$(38)	$82	$(74)

Denominator:
Weighted average shares outstanding:
Basic	99.9	99.7	99.9	99.6
Effect of dilutive securities	0.3	—	0.3	—
Diluted	100.2	99.7	100.2	99.6

Net income (loss) per share attributable to Navistar International Corporation:
Basic:
Continuing operations	$1.63	$(0.38)	$0.81	$(0.74)
Discontinued operations	—	—	0.01	—
Basic	$1.63	$(0.38)	$0.82	$(0.74)
Diluted:
Continuing operations	$1.63	$(0.38)	$0.81	$(0.74)
Discontinued operations	—	—	0.01	—
Diluted	$1.63	$(0.38)	$0.82	$(0.74)
The computation of diluted earnings (loss) per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive. For the three and six months ended April 30, 2020, no dilutive securities were included in the computation of diluted loss per share because they would have been anti-dilutive due to the net loss attributable to NIC.
16. Subsequent Events
On May 20, 2021, the Company learned of a credible potential cybersecurity threat to its information technology system (“IT System”). Upon learning of the cybersecurity threat, the Company launched an investigation and undertook immediate action in accordance with its cybersecurity response plan, including employing containment protocols to mitigate the impact of the potential threat, engaging internal and third-party information technology security and forensics experts to assess any impact on the Company’s IT System, and utilizing additional security measures to help safeguard the integrity of its IT System’s infrastructure and data contained therein. To date, the Company’s IT System continues to be fully operational.
On May 31, 2021, the Company received a claim that certain data had been extracted from the Company’s IT System. The measures described above are ongoing as the Company, with the assistance of third-party experts, continues to investigate and address the scope and impact of the cybersecurity incident. Law enforcement is aware of the cybersecurity incident.

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
Second Quarter Summary
During the second quarter of 2021, we remained focused on Navistar 4.0, which is our enterprise-wide strategy with our customers at its core, supported by strategic initiatives that guide decision-making and investments. We define success as an unparalleled customer experience, mutually beneficial relationships with employees, dealers, partners, customers and suppliers, and improved financial returns.
Even though the economy has begun to recover, the severity and duration of the related global economic crisis is not fully known, and the COVID-19 pandemic is expected to continue to have residual negative impacts. Volumes and demand are rebounding, although the commercial truck and bus industry continues to face disruptions within the supply chain. The supply constraints include overseas freight congestion causing extended lead times, semiconductor allocation, other raw/component material shortages and supplier staffing challenges. The Texas storms in 2021 further exacerbated an already constrained semiconductor and resin supply chain. Furthermore, the volume rebound in automotive and commercial vehicle sales is challenging the supply base and supply chain to increase production with short notice and at high volume levels. Our cross functional response team continues to monitor these situations and address risks within our supply chain. Currently all parts distribution centers (“PDCs”) are open and operational. We have prevention measures in place and transition plans for our packagers, carriers and PDCs if a situation causes us to implement our contingency plans. We expect to continue manufacturing operations at all plants as we navigate the constantly evolving situation.
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
Consummation of the Merger is subject to various closing conditions, including, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Company Stock entitled to vote on such matter at a meeting of the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Waiting Period"), as well as certain non-U.S. regulatory approvals, and (iii) the absence of any law or order (whether temporary, preliminary or permanent) by a governmental entity that restrains or otherwise prohibits the Merger or the other transactions contemplated by the Merger Agreement. The Company's stockholders approved the adoption of the Merger Agreement on March 2, 2021, and the HSR Waiting Period expired on February 12, 2021. The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Subsidiary. The Company has also made certain covenants in the Merger Agreement, including covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.
In January 2021, we approved a plan to sell our facility in Melrose Park, IL (the “Melrose Park Facility”) and cease all operations at the Melrose Park Facility by November 2021. Due to a reduction in our overall engine manufacturing, the lack of engine manufacturing at the Melrose Park Facility, and the trucking industry’s increasing interest in alternative fuel drivetrains, we believe that a property of the size of the Melrose Park Facility is not necessary for the remaining engine testing and administrative functions currently performed. In connection with the cessation of operations at the Melrose Park Facility, we expect to incur total costs of approximately $90 million, of which approximately $80 million will be incurred in 2021 while the remainder will be incurred in 2022. We expect that approximately half of the current workforce of approximately 500 employees at the Melrose Park Facility will be transferred to our other facilities.
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
In March 2021, we exercised the equity warrants with TuSimple, Inc. ("TuSimple"). These warrants were initially negotiated at the inception of the strategic partnership with TuSimple in July 2020. After exercising the warrants, our ownership stake in TuSimple is slightly less than 5%, with a fair value of approximately $386 million.
In May 2021, we announced the upcoming availability of Cummins Connected Software Updates and programmable trim parameters for the Cummins X15 engines through our OnCommand® Connection portal. This integration will allow customers to quickly and securely calibrate and optimize engine control modules remotely, to keep fleets running at peak performance.
Financial Summary
Continuing Operations Results — In the second quarter of 2021, our consolidated net sales and revenues were $2.2 billion, a 12% increase compared to the second quarter of 2020. In the first six months of 2021, our consolidated net sales and revenues were $4.0 billion, a 6% increase compared to the first six months of 2020. The increase for both periods reflects higher volumes from our Truck, Parts and Global Operations segments, partially offset by lower net revenues from our Financial Services segment.

In the three and six months ended April 30, 2021, we generated income before income taxes of $219 million and $123 million, respectively, compared to a loss of $26 million and $63 million in the respective prior year periods. Our gross margin increased by $130 million and $126 million in the three and six months ended April 30, 2021, respectively, primarily due to the impact of higher volumes.
In the three and six months ended April 30, 2021, we recognized an income tax expense of $51 million and $33 million, respectively, compared to $7 million and $2 million in the respective prior year periods. The change in tax is primarily due to the increase in income before income taxes and earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances. Other year over year differences for the three and six months ended April 30, 2021, include geographical mix and certain discrete items, primarily related to the change in the value of the U.S. dollar resulting in an income tax expense of $19 million and $23 million for the three and six months ended April 30, 2021, respectively.
In the three and six months ended April 30, 2021, after income taxes, we recognized a net income from continuing operations attributable to NIC of $163 million and $81 million, respectively, or $1.63 and $0.81 per diluted share, respectively, compared to a net loss of $38 million and $74 million or $0.38 and $0.74 per diluted share, in the respective prior year periods.
In the three and six months ended April 30, 2021, consolidated net income attributable to NIC, before manufacturing interest, taxes, depreciation and amortization expenses (“EBITDA”) was $317 million and $320 million, respectively, compared to $61 million and $116 million in the respective prior year periods. Excluding certain net impacts, adjusted EBITDA ("Adjusted EBITDA") in the three and six months ended April 30, 2021 was $198 million and $310 million, respectively, compared to $88 million and $147 million in the respective prior year periods. In the three and six months ended April 30, 2021, adjusted consolidated net income attributable to NIC, excluding certain net impacts ("Adjusted Net Income (Loss)"), was $72 million and $73 million, respectively, compared to losses of $10 million and $43 million in the respective prior year periods. EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) are not determined in accordance with U.S. GAAP, nor are they presented as alternatives to U.S. GAAP measures. For more information regarding this non-GAAP financial information, see Non-GAAP Financial Performance Measures.
We ended the second quarter of 2021 with $1.2 billion of consolidated cash and cash equivalents compared to $1.8 billion as of October 31, 2020. The decrease in consolidated cash and cash equivalents was primarily attributable to net repayments of other long-term debt of $123 million, $191 million of contributions to our pension plans, $143 million of purchases of equity security investments, capital expenditures of $137 million, purchases of equipment leased to others of $76 million, and an increase in inventories of $248 million, partially offset by an increase in accounts payable of $276 million, an increase in other current liabilities of $103 million, an increase in other noncurrent liabilities of $78 million and net proceeds from revolving debt of $241 million. In addition, $300 million of cash was restricted as of April 30, 2021, to repay NFSC investor notes in May 2021.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations for the quarter ended April 30, 2021 as compared to the quarter ended April 30, 2020

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except per share data and % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Sales and revenues, net	$2,162	$1,925	$237	12%	$3,974	$3,763	$211	6%
Costs of products sold	1,731	1,624	107	7%	3,238	3,153	85	3%
Restructuring charges	2	—	2	N.M.	23	1	22	N.M.
Asset impairment charges	4	13	(9)	(69)%	35	13	22	169%
Selling, general and administrative expenses	304	170	134	79%	509	352	157	45%
Engineering and product development costs	88	78	10	13%	172	164	8	5%
Interest expense	62	63	(1)	(2)%	126	128	(2)	(2)%
Other (income) expense, net	(251)	2	(253)	N.M.	(256)	13	(269)	N.M.
Total costs and expenses	1,940	1,950	(10)	(1)%	3,847	3,824	23	1%
Equity in loss of non-consolidated affiliates	(3)	(1)	(2)	200%	(4)	(2)	(2)	100%
Income (loss) before income taxes	219	(26)	245	942%	123	(63)	186	295%
Income tax expense	(51)	(7)	(44)	629%	(33)	(2)	(31)	N.M.
Income (loss) from continuing operations	168	(33)	201	609%	90	(65)	155	238%
Less: Net income attributable to non-controlling interests	5	5	—	—%	9	9	—	—%
Income (loss) from continuing operations(A)	163	(38)	201	529%	81	(74)	155	209%
Income from discontinued operations, net of tax	—	—	—	—%	1	—	1	N.M.
Net income (loss)(A)	$163	$(38)	$201	529%	82	(74)	156	211%

Diluted income (loss) per share(A)
Continuing operations	$1.63	$(0.38)	$2.01	(529)%	$0.81	$(0.74)	$1.55	(209)%
Discontinued operations	—	—	—	—%	0.01	—	0.01	N.M.
	$1.63	$(0.38)	$2.01	(529)%	$0.82	$(0.74)	$1.56	(211)%
Diluted weighted average shares outstanding	100.2	99.7	0.5	1%	100.2	99.6	0.6	1%
_________________________
(A) Amounts attributable to NIC.
(B) Not meaningful.

Sales and revenues, net
Our sales and revenues, net, are principally generated via sales of products and services. Sales and revenues, net in our Consolidated Statements of Operations, by reporting segment were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Truck	$1,485	$1,389	$96	7%	$2,722	$2,631	$91	3%
Parts	524	443	81	18%	991	936	55	6%
Global Operations	138	51	87	171%	233	119	114	96%
Financial Services	50	64	(14)	(22)%	101	121	(20)	(17)%
Corporate and Eliminations	(35)	(22)	(13)	59%	(73)	(44)	(29)	66%
Total	$2,162	$1,925	$237	12%	$3,974	$3,763	$211	6%
For the three and six months ended April 30, 2021, our Truck segment net sales increased by $96 million and $91 million, respectively, or 7% and 3%, respectively, compared to the prior year periods. The increase was primarily driven by higher used truck volumes of $67 million and $89 million, respectively, higher sales of GM branded units for GM of $38 million and $50 million, respectively, and higher Mexico volumes of $26 million and $68 million, respectively, partially offset by a reduction in volumes in our Core markets of $28 million and $123 million, respectively.
For the three and six months ended April 30, 2021, our Parts segment net sales increased by $81 million and $55 million, respectively, or 18% and 6%, respectively, compared to the prior year periods. The increase was primarily driven by lower volumes in the U.S. and Canada in the prior year due to the impact of the COVID-19 pandemic.
For the three and six months ended April 30, 2021, our Global Operations segment net sales increased by $87 million and $114 million, respectively, or 171% and 96%, respectively, compared to the prior year periods. The increase was primarily driven by higher volumes and parts sales revenues in our South America operations of $74 million and $129 million, respectively, and the recognition of an estimated $28 million related to Brazilian tax credits in both periods, partially offset by a decrease of $16 million and $43 million, respectively, due to the devaluation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 14% and 23%, compared to the respective prior year periods.
For the three and six months ended April 30, 2021, our Financial Services segment net revenues decreased by $14 million and $20 million, respectively, or 22% and 17%, respectively, compared to the prior year periods. The decrease was primarily driven by lower average yields of $13 million and $17 million, respectively. In addition to a decline in average yields, $3 million of the decrease in net revenues for the six months ended April 30, 2021 resulted from lower finance receivables due to lower volumes.
Costs of products sold
For the three and six months ended April 30, 2021, costs of products sold increased by $107 million and $85 million, respectively, or 7% and 3%, respectively, compared to the prior year periods. The increase was primarily driven by the impact of higher overall volumes.
For the three and six months ended April 30, 2021, we recorded charges of $31 million and $80 million, respectively, for adjustments to pre-existing warranties compared to charges of $13 million and $17 million in the respective prior year periods. For the three months ended April 30, 2021, pre-existing warranties were primarily driven by increases from standard warranties as well as proactive campaign actions related to components on prior model year engines. In addition, the six-month period was also impacted by unfavorable costs related to standard Truck warranties.
Restructuring charges
For the three and six months ended April 30, 2021, restructuring charges increased by $2 million and $22 million, compared with the respective prior year periods. The increase in the three-month period was due to severance and relocation costs of $2 million related to our plan to cease all operations at the Melrose Park Facility. For the six months ended April 30, 2021, the increase was due primarily to postretirement charges of $12 million and severance charges of $10 million, related to our plan to cease all operations at the Melrose Park Facility. All charges related to the plan to cease operations at the Melrose Park Facility were recorded in our Truck segment. For more information, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying financial statements.

Asset impairment charges
For the three and six months ended April 30, 2021, asset impairment charges decreased by $9 million or 69%, and increased by $22 million or 169%, respectively, compared to the prior year periods. The decrease for the three months ended April 30, 2021 was due to the recognition of $12 million of asset impairment charges in our Global Operations segment in the second quarter of 2020 triggered by the impact of the COVID-19 pandemic. The increase for the six months ended April 30, 2021, was primarily attributable to the recognition of $28 million of asset impairment charges in our Truck segment as a result of the disposition of the Melrose Park Facility. For more information on asset impairments, see Note 3, Restructuring, Impairments and Divestitures, to the accompanying consolidated financial statements.
SG&A expenses
For the three and six months ended April 30, 2021, SG&A expenses increased by $134 million and $157 million, respectively, or 79% and 45%, respectively, compared to the prior year periods. The increase was primarily attributable to increases in certain compensation expenses of $58 million and $83 million, respectively, costs related to the proposed merger with TRATON of $6 million and $16 million, respectively, and increases in SG&A expenses in our Truck segment mainly due to an additional charge for the tentative EPA settlement of $77 million in both periods.
Other (income) expense, net
For the three and six months ended April 30, 2021, other income increased by $253 million and $269 million, compared to the respective prior year periods. The increase was primarily attributable to a gain from an increase in fair value of one of our equity security investments of $242 million and $246 million, respectively.
Income tax expense
For the three and six months ended April 30, 2021, our income tax expense increased by $44 million and $31 million, respectively, compared to the prior year periods. The second quarter and first half of 2021 income tax expense increase is largely the result of the impact of earnings, earnings and/or losses for which no tax expense or benefit can be recognized due to valuation allowances, geographical mix, and certain discrete items, primarily related to the change in value of the U.S. dollar.
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
Truck Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Truck segment sales, net	$1,485	$1,389	$96	7%	$2,722	$2,631	$91	3%
Truck segment profit (loss)	189	(51)	240	471%	108	(109)	217	199%

Segment sales
For the three and six months ended April 30, 2021, our Truck segment net sales increased by $96 million and $91 million, respectively, or 7% and 3%, respectively, compared to the prior year periods. The increase was primarily driven by higher used truck volumes of $67 million and $89 million, respectively, higher sales of GM branded units for GM of $38 million and $50 million, respectively, and higher Mexico volumes of $26 million and $68 million, respectively, partially offset by a reduction in volumes in our Core markets of $28 million and $123 million, respectively.
In the three months ended April 30, 2021, chargeouts from our Core markets decreased by 2% compared to the three months ended April 30, 2020. The decrease represents a 29% decrease in school buses and a 28% decrease in Class 8 severe service trucks, partially offset by a 32% increase in Class 8 heavy trucks.

In the six months ended April 30, 2021, chargeouts from our Core markets decreased by 5% compared to the six months ended April 30, 2020. The decrease represents a 36% decrease in school buses and a 30% decrease in Class 8 severe service trucks, partially offset by a 34% increase in Class 8 heavy trucks.
Segment results
For the three and six months ended April 30, 2021, our Truck segment profit increased by $240 million and $217 million, respectively, or 471% and 199%, respectively, compared to the prior year periods. The increase in profit for the three and six months ended April 30, 2021 was driven by a gain from an increase in fair value of one of our equity security investments of $242 million and $246 million, respectively, favorable product mix in our Core markets and Mexico of $51 million and $73 million, respectively, and higher used truck sales of $45 million and $63 million, respectively, partially offset by an increase in warranty costs of $22 million and $45 million, respectively, and higher legal expenses due to an additional charge for the tentative EPA settlement of $77 million. The six months ended April 30, 2021 were also impacted by increases in asset impairment charges of $34 million and restructuring charges of $22 million, primarily related to the cessation of the operations at the Melrose Park Facility.
For the three and six months ended April 30, 2021, we recorded charges of $31 million and $80 million, respectively, for adjustments to pre-existing warranties compared to $13 million and $17 million in the respective prior year periods. For the quarter, pre-existing warranties were primarily driven by increases from standard warranties as well as proactive campaign actions related to components on prior model year engines. In addition, the six-month period was also impacted by unfavorable costs related to standard Truck warranties.
Parts Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Parts segment sales, net	$524	$443	$81	18%	$991	$936	$55	6%
Parts segment profit	135	103	32	31%	246	222	24	11%
Segment sales
For the three and six months ended April 30, 2021, our Parts segment net sales increased by $81 million and $55 million, respectively, or 18% and 6%, respectively, compared to the prior year periods. The increase was primarily driven by lower volumes in the U.S. and Canada in the prior year due to the impact of the COVID-19 pandemic.
Segment profit
For the three and six months ended April 30, 2021, our Parts segment profit increased by $32 million and $24 million, respectively, or 31% and 11%, respectively, compared to the prior year periods. The increase in profit was driven by higher volumes in the U.S. and Canada of $33 million and $22 million, respectively.
Global Operations Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Global Operations segment sales, net	$138	$51	$87	171%	$233	$119	$114	96%
Global Operations segment profit (loss)	36	(13)	49	377%	42	(13)	55	423%
Segment sales
For the three and six months ended April 30, 2021, our Global Operations segment net sales increased by $87 million and $114 million, respectively, or 171% and 96%, respectively, compared to the prior year periods. The increase was primarily driven by higher volumes and parts sales revenues in our South America operations of $74 million and $129 million, respectively, and the recognition of an estimated $28 million related to Brazilian tax credits in both periods, partially offset by a decrease of $16 million and $43 million, respectively, due to the devaluation of the Brazilian real against the U.S. dollar as the average conversion rate weakened by 14% and 23%, compared to the respective prior year periods.

Segment profit
For the three and six months ended April 30, 2021, our Global Operations segment profit increased by $49 million and $55 million, respectively, or 377% and 423%, respectively, compared to the prior year periods. The increase was primarily due to higher volumes of $13 million and $19 million, respectively, and the recognition of an estimated $26 million related to Brazilian tax credits in both periods, and $12 million of asset impairment charges recognized in the second quarter of 2020.
Financial Services Segment

	Three Months Ended April 30,				Six Months Ended April 30,
(in millions, except % change)	2021	2020	Change	% Change	2021	2020	Change	% Change
Financial Services segment revenues, net	$50	$64	$(14)	(22)%	$101	$121	$(20)	(17)%
Financial Services segment profit	15	24	(9)	(38)%	27	41	(14)	(34)%
Segment revenues
For the three and six months ended April 30, 2021, our Financial Services segment net revenues decreased by $14 million and $20 million, respectively, or 22% and 17%, respectively, compared to the prior year periods. The decrease was primarily driven by lower average yields of $13 million and $17 million, respectively. In addition to a decline in average yields, $3 million of the decrease in net revenues for the six months ended April 30, 2021 resulted from lower finance receivables due to lower volumes.
Segment profit
For the three and six months ended April 30, 2021, our Financial Services segment profit decreased by $9 million and $14 million, respectively, or 38% and 34%, respectively, compared to the prior year periods. The decrease was primarily driven by lower revenues of $14 million and $20 million, respectively, and an increase in SG&A expenses of $3 million and $6 million, respectively, due to higher depreciation on operating leases, partially offset by a decrease in interest expense of $8 million and $14 million, respectively, resulting from lower borrowing requirements and lower borrowing rates.
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

Truck Industry Retail Deliveries
The following table summarizes approximate industry retail deliveries for our Core markets, categorized by relevant class, according to Wards Auto and IHS Markit ("Polk") and our Core retail deliveries:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2021	2020	Change	% Change	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses(A)	4,600	4,700	(100)	(2)%	11,200	11,300	(100)	(1)%
Class 6 and 7 medium trucks	21,100	18,700	2,400	13%	43,700	41,400	2,300	6%
Class 8 heavy trucks	47,200	33,700	13,500	40%	92,800	77,900	14,900	19%
Class 8 severe service trucks	16,700	16,000	700	4%	33,300	35,500	(2,200)	(6)%
Total Core markets	89,600	73,100	16,500	23%	181,000	166,100	14,900	9%
Combined class 8 trucks	63,900	49,700	14,200	29%	126,100	113,400	12,700	11%
Navistar Core retail deliveries	13,300	12,100	1,200	10%	27,300	24,500	2,800	11%
_________________________
(A)    The School bus retail market deliveries include buses classified as B, C, and D and are being reported on a one-month lag.
Truck Retail Delivery Market Share
The following table summarizes our approximate retail delivery market share percentages for the Class 6 through 8 U.S. and Canada truck markets, based on market-wide information from Wards Auto and Polk:

	Three Months Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020
Class 6-8 Trucks (U.S. and Canada)
Class 6 and 7 medium trucks	23.6%	21.7%	19.0%	22.1%	22.9%
Class 8 heavy trucks	9.6%	8.7%	10.4%	10.6%	11.6%
Class 8 severe service trucks	13.4%	15.0%	18.9%	16.5%	14.6%
Combined class 8 trucks	10.6%	10.4%	12.5%	12.6%	12.5%
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

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2021	2020	Change	% Change	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses	4,500	3,000	1,500	50%	6,200	7,200	(1,000)	(14)%
Class 6 and 7 medium trucks	14,200	2,800	11,400	407%	24,100	6,000	18,100	302%
Class 8 heavy trucks	14,500	2,400	12,100	504%	25,800	3,400	22,400	659%
Class 8 severe service trucks	6,500	2,000	4,500	225%	10,200	3,600	6,600	183%
Total Core markets	39,700	10,200	29,500	289%	66,300	20,200	46,100	228%
Combined class 8 trucks	21,000	4,400	16,600	377%	36,000	7,000	29,000	414%

Truck Chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following table summarizes our approximate worldwide chargeouts:

	Three Months Ended April 30,				Six Months Ended April 30,
(in units)	2021	2020	Change	% Change	2021	2020	Change	% Change
Core markets (U.S. and Canada)
School buses	2,200	3,100	(900)	(29)%	3,200	5,000	(1,800)	(36)%
Class 6 and 7 medium trucks	5,000	4,900	100	2%	9,300	9,300	—	—%
Class 8 heavy trucks	4,900	3,700	1,200	32%	8,200	6,100	2,100	34%
Class 8 severe service trucks	1,800	2,500	(700)	(28)%	3,800	5,400	(1,600)	(30)%
Total Core markets	13,900	14,200	(300)	(2)%	24,500	25,800	(1,300)	(5)%
Other markets(A)	3,900	3,200	700	22%	8,300	7,600	700	9%
Total worldwide units	17,800	17,400	400	2%	32,800	33,400	(600)	(2)%
Combined class 8 trucks	6,700	6,200	500	8%	12,000	11,500	500	4%
_____________________________
(A)    Other markets primarily consist of Class 4/5 vehicles, Export Truck, Mexico, and post-sale Navistar Defense. Other markets include certain Class 4/5 vehicle chargeouts of 1,900 and 4,000 GM-branded units sold to GM during the three and six months ended April 30, 2021, respectively, and 1,100 and 3,200 during the three and six months ended April 30, 2020, respectively.
Liquidity and Capital Resources
Consolidated cash and cash equivalents

	As of
(in millions)	April 30, 2021	October 31, 2020
Manufacturing operations	$1,197	$1,749
Financial Services operations	36	94
Consolidated cash and cash equivalents	$1,233	$1,843
Manufacturing and Financial Services cash and cash equivalents
Manufacturing cash and cash equivalents and Financial Services cash and cash equivalents are not presented in accordance with, and should not be viewed as an alternative to, U.S. GAAP. This non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. However, we believe that non-GAAP reporting provides meaningful information and therefore we use it to supplement our U.S. GAAP reporting by identifying items that may not be related to the core manufacturing business. We provide this information for an additional analysis of our ability to meet our operating requirements, capital expenditures, equity investments, any legal settlements, and financial obligations. Manufacturing cash and cash equivalents represent our consolidated cash and cash equivalents, which excludes cash and cash equivalents of our Financial Services operations. Consolidated cash and cash equivalents totaled $1.2 billion as of April 30, 2021 and $1.8 billion as of October 31, 2020.
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

Under certain of our debt arrangements we have the ability to raise additional cash by incurring incremental debt. The covenants in all of our debt agreements permit us to refinance existing debt instruments as they mature. In July 2020, Navistar Financial Services Corporation ("NFSC") issued $300 million of two-year investor notes which are secured by assets of the wholesale notes owner trust. The proceeds were used to repay the $300 million of investor notes that matured in September 2020. In May 2021, NFSC repaid $300 million of investor notes originally issued in 2019, upon maturity, using cash accumulated and restricted for this purpose as of April 30, 2021.
Our retail accounts funding facility has a capacity range of $100 million to $200 million and our variable funding notes ("VFN") facility has a maximum capacity of $350 million.
On April 26, 2021, NIC issued a notice of conditional call for redemption of all of the outstanding 9.5% Senior Secured Notes due 2025 (the “Senior Secured Notes”). The conditional redemption notice calls for redemption of the Senior Secured Notes on June 25, 2021 at a redemption price of 107.125% of the principal amount redeemed, which amount is equal to $1,071.25 per $1,000 principal amount of the Senior Secured Notes, plus accrued and unpaid interest up to, but not including, the redemption date, in accordance with the provisions of the indenture governing the Senior Secured Notes. The redemption is subject to and expressly conditioned upon the consummation of the closing of the merger of Merger Subsidiary with and into Navistar pursuant to the Merger Agreement, on terms satisfactory to Navistar and TRATON SE (the “Senior Secured Notes Merger Condition”). The redemption date will be delayed until such time as the Senior Secured Notes Merger Condition is satisfied (including more than 60 days after the issue date of the conditional redemption notice) or the conditional redemption notice will be rescinded if the Senior Secured Notes Merger Condition is not satisfied on or prior to the redemption date or the redemption date so delayed.
On May 27, 2021, at the direction of NIC, a notice of conditional optional redemption was issued for all of the outstanding $225 million aggregate principal amount of Illinois Finance Authority (“IFA”) Recovery Zone Facility Refunding Revenue Bonds (Navistar International Corporation Project) Series 2020 (the “4.75% Tax Exempt Bonds”). The original proceeds from the 4.75% Tax Exempt Bonds were loaned by the IFA to the Company pursuant to a Loan Agreement dated as of July 1, 2020. The conditional redemption notice calls for redemption of the 4.75% Tax Exempt Bonds on July 2, 2021 at the redemption price of 100.00% of the principal amount redeemed plus accrued and unpaid interest up to, but not including, the redemption date, in accordance with the provisions of the indenture governing the 4.75% Tax Exempt Bonds. The redemption is subject to and expressly conditioned upon (i) the consummation of the closing of the merger of Merger Subsidiary, with and into the Company, with the Company surviving the Merger, pursuant to the Merger Agreement on terms satisfactory to the Company and the Parent and in which the holders of the common stock of the Company outstanding immediately prior to the Merger do not hold, directly or indirectly, at least a majority of the common stock of the Company after the Merger (the “4.75% Tax Exempt Bonds Merger Condition”) and (ii) the receipt by Citibank, N.A., as trustee under the indenture governing the 4.75% Tax Exempt Bonds, on or prior to the redemption date of the appropriate funds required to pay the redemption price plus accrued and unpaid interest up to, but not including, the redemption date, to redeem the 4.75% Tax Exempt Bonds on the redemption date. In the event that the 4.75% Tax Exempt Bonds Merger Condition is not satisfied on or prior to the redemption date or Citibank, N.A. does not receive sufficient funds to redeem the 4.75% Tax Exempt Bonds on the redemption date, the redemption will not occur on the redemption date.
Our Manufacturing operations sold $3.4 billion of wholesale notes and accounts receivable to our Financial Services operations during the six months ended April 30, 2021. The total outstanding balance of wholesale notes and accounts receivable purchased was $1.2 billion as of April 30, 2021.
In April 2021, NFC paid a dividend of $13 million to NI.
Total net loans outstanding from our Financial Services operations to our Manufacturing operations were $342 million and $363 million as of April 30, 2021 and October 31, 2020, respectively. Loans outstanding include: an unsecured loan balance with NFC of $200 million as of both April 30, 2021 and October 31, 2020; financing from NFC that is secured by used truck inventory of $57 million and $63 million as of April 30, 2021 and October 31, 2020, respectively; and an intercompany revolving loan agreement (the "Intercompany Revolving Loan") with our captive insurance company under our Financial Services segment. As of April 30, 2021 and October 31, 2020, the outstanding balance under the Intercompany Revolving Loan was $20 million, at both periods. As of April 30, 2021 and October 31, 2020, the net outstanding balance under a working capital loan from our Mexico financial operations to our Mexico manufacturing operations was $65 million and $80 million, respectively.
As of April 30, 2021, the aggregate amount available to fund finance receivables under our Financial Services funding facilities was $700 million, and there were no borrowings outstanding under NI's $125 million asset-based credit facility which is also used to secure certain outstanding letters of credit.

Cash Flow Overview

	Six Months Ended April 30, 2021
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(202)	$170	$(32)
Net cash used in investing activities	(308)	(38)	(346)
Net cash provided by (used in) financing activities	(29)	134	105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	14	2
Increase (decrease) in cash, cash equivalents and restricted cash	(551)	280	(271)
Cash, cash equivalents and restricted cash at beginning of the period	1,793	180	1,973
Cash, cash equivalents and restricted cash at end of the period	$1,242	$460	$1,702

	Six Months Ended April 30, 2020
(in millions)	Manufacturing Operations(A)	Financial Services Operations and Adjustments(A)	Condensed Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities	$(481)	$363	$(118)
Net cash used in investing activities	(85)	(4)	(89)
Net cash provided by (used in) financing activities	745	(408)	337
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	3	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	167	(46)	121
Cash, cash equivalents and restricted cash at beginning of the period	1,378	179	1,557
Cash, cash equivalents and restricted cash at end of the period	$1,545	$133	$1,678
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
Manufacturing Operations
Manufacturing Operations Cash Flow from Operating Activities
Cash used in operating activities was $202 million and $481 million in the six months ended April 30, 2021 and 2020, respectively. The net decrease in cash flow used in operating activities in 2021 compared to 2020 was primarily attributable to increases in accounts payable, other current liabilities and noncurrent liabilities, partially offset by a significant increase in pension contributions, and increases in accounts receivable, inventories, other current assets and other noncurrent assets and a decrease in liabilities owed to Financial Services.
Cash paid for interest, net of amounts capitalized, was $100 million and $86 million in the six months ended April 30, 2021 and 2020, respectively.
Manufacturing Operations Cash Flow from Investing Activities
Cash used in investing activities was $308 million and $85 million in the six months ended April 30, 2021 and 2020, respectively. The increase in cash used in investing activities in 2021 compared to 2020 was primarily attributable to purchases of equity investments, an increase in capital expenditures and an increase in the purchase of equipment leased to others.

Manufacturing Operations Cash Flow from Financing Activities
Cash used by financing activities was $29 million in the six months ended April 30, 2021, compared to cash provided by financing activities of $745 million in the six months ended April 30, 2020. The net decrease in cash provided by financing activities in 2021 compared to 2020 was primarily attributable to lower borrowings under the Used Truck Loan from Financial Services operations, lower borrowings under the Asset Based Loan and a decrease in proceeds received from the issuance of long term debt, primarily related to the 9.5% Senior Secured Notes issued in April 2020.
Financial Services Operations
Financial Services Operations and Adjustments to Cash Flow from Operating Activities
Cash provided by operating activities was $170 million and $363 million in the six months ended April 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities compared to 2020 was primarily due to a net decrease in collections on finance receivables, partially offset by a net increase in intercompany payables to our Manufacturing operations.
Cash paid for interest, net of amounts capitalized, was $19 million and $32 million for the six months ended April 30, 2021 and 2020, respectively.
Financial Services Operations and Adjustments to Cash Flow from Investing Activities
Cash used in investing activities was $38 million and $4 million in the six months ended April 30, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily due to an increase in purchases of equipment leased to others.
Financial Services Operations and Adjustments to Cash Flow from Financing Activities
Cash provided by financing activities was $134 million in the six months ended April 30, 2021, compared to cash used by financing activities of $408 million in the 2020 period. The net decrease in cash used was primarily due to the net decrease in repayments of borrowings from the net decrease in collections of finance receivables, and the increase in borrowing requirements related to the increase in purchases of equipment leased to others.
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
EBITDA reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Net income (loss) attributable to NIC	$163	$(38)	$82	$(74)
Plus:
Depreciation and amortization expense	52	49	103	99
Manufacturing interest expense(A)	51	43	102	89
Adjusted for:
Income tax expense	(51)	(7)	(33)	(2)
EBITDA	$317	$61	$320	$116
______________________
(A)    Manufacturing interest expense is the net interest expense primarily generated for borrowings that support the Manufacturing and Corporate operations, adjusted to eliminate intercompany interest expense with our Financial Services segment. The following table reconciles Manufacturing interest expense to the consolidated interest expense:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Interest expense	$62	$63	$126	$128
Less: Financial services interest expense	11	20	24	39
Manufacturing interest expense	$51	$43	$102	$89

Adjusted EBITDA Reconciliation:
	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
EBITDA (reconciled above)	$317	$61	$320	$116
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	31	13	80	17
Asset impairment charges(B)	4	13	35	13
Restructuring of manufacturing operations(C)	2	—	23	1
MaxxForce Advanced EGR engine lawsuits(D)	1	1	1	1
TRATON merger costs(E)	6	—	16	—
Shy profit-sharing accrual(F)	2	—	4	—
TuSimple fair value adjustment(G)	(242)	—	(246)	—
EPA settlement(H)	77	—	77	—
Settlement gain(I)	—	—	—	(1)
Total adjustments	(119)	27	(10)	31
Adjusted EBITDA	$198	$88	$310	$147

Adjusted Net Income (Loss) attributable to NIC:
	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Net income (loss) attributable to NIC	$163	$(38)	$82	$(74)
Adjusted for significant items of:
Adjustments to pre-existing warranties(A)	31	13	80	17
Asset impairment charges(B)	4	13	35	13
Restructuring of manufacturing operations(C)	2	—	23	1
MaxxForce Advanced EGR engine lawsuits(D)	1	1	1	1
TRATON merger costs(E)	6	—	16	—
Shy profit-sharing accrual(F)	2	—	4	—
TuSimple fair value adjustment(G)	(242)	—	(246)	—
EPA settlement(H)	77	—	77	—
Settlement gain(I)	—	—	—	(1)
Total adjustments	(119)	27	(10)	31
Tax effect (J)	28	1	1	—
Adjusted net income (loss) attributable to NIC	$72	$(10)	$73	$(43)
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
(B)In the second quarter and first half of 2021, we recorded $4 million and $35 million, respectively, of asset impairment charges in our Truck segment. The charges for the second quarter of 2021 include $3 million related to the Melrose Park Facility disposition and $1 million related to certain assets under operating leases. The charges for the first half of 2021 include $28 million related to the Melrose Park Facility disposition and $7 million related to certain assets under operating leases. In the second quarter and first half of 2020, we recorded $13 million of asset impairment charges comprised of $12 million of asset impairment charges related to long-lived assets in our Brazil asset group in our Global Operations segment and $1 million of asset impairment charges related to certain assets under operating leases in our Truck segment.
(C)In the second quarter and first half of 2021, we recorded restructuring charges of $2 million and $23 million, respectively, in our Truck segment, related to the Melrose Park Facility disposition. In the first half of 2020, we recorded a restructuring charge of $1 million in our Truck segment.
(D)In the second quarter and first half of 2021 and 2020, we recorded a charge of $1 million related to the MaxxForce Advanced EGR engine class action settlement and related litigation in our Truck segment.
(E)In the second quarter and first half of 2021, we incurred $6 million and $16 million, respectively, of costs related to the proposed TRATON merger.
(F)In the second quarter and first half of 2021, we recorded a $2 million and $4 million charge, respectively, related to the Shy profit-sharing litigation accrual.
(G)In the second quarter and first half of 2021, we recorded a gain of $242 million and $246 million, respectively, related to an increase in fair value of our equity security investment in TuSimple.
(H)In the second quarter and first half of 2021, we recorded a charge of $77 million related to a tentative EPA settlement in our Truck segment.
(I)In the first half of 2020, we recorded interest income of $1 million, in Other expense, net derived from the prior year settlement of a business economic loss claim relating to our former Alabama engine manufacturing facility in Corporate.
(J)Tax effect is calculated by excluding the impact of the non-GAAP adjustments from the interim period tax provision calculations.
Pension and Other Postretirement Benefits
See the applicable section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2020.
For the six months ended April 30, 2021, we contributed $191 million to our pension plans to meet regulatory funding requirements. The 2021 contributions include the $157 million of contributions we deferred in 2020 under provisions of the CARES Act. We expect to contribute approximately $2 million to our pension plans during the remainder of 2021, as our previously expected remaining 2021 contributions of $129 million have been reduced under funding relief provisions in the American Rescue Plan Act ("ARPA"), enacted March 11, 2021.
Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any future funding relief. We currently expect that we will be required to contribute approximately $20 million in each of 2022, 2023 and 2024, depending on asset performance, discount rates, and current pension legislation. Future expected contribution amounts for 2022, 2023 and 2024 are also reduced from previously expected amounts under funding relief provisions in ARPA.
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
In December 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA phase 1 rules and we expect that it will seek a waiver for its phase 2 equivalent rules. In 2014, California also adopted an optional lower emission standard for oxides of nitrogen ("NOx") in California. California has stated its intention to lower NOx standards for California-certified engines and has requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. The EPA responded to the petition in December 2016 stating that it would consider additional NOx regulations targeting model year 2024. On January 6, 2020 the EPA submitted an Advanced Notice of Proposed Rulemaking for publication in the Federal Register. Within the notice the EPA is soliciting comments towards a potential rule which would take effect in the 2027 timeframe. The EPA is considering regulatory changes to address lower NOx emissions standards, updates to test procedures to capture real world emissions, updates to certification and in-use testing protocol, extended emissions warranty and regulatory useful life. On April 18, 2019, the California Air Resources Board ("CARB") released a white paper providing an outline of measures it feels may be feasible, including lowered NOx and particular matter emission standards, changes in testing protocols, extended emission warranty periods, changes to durability demonstration periods, in-use testing and various other changes that are being considered for implementation between 2022 and 2027. On June 23, 2020 CARB solicited comments on a proposal that lowers emissions in two stages in 2024 and 2027, culminating in a NOx standard of 0.02 g. In addition, CARB proposed increasing stringency on useful life periods, warranty requirements and certification testing requirements. Navistar, along with an industry trade group and other companies, commented on this proposal and participated actively in this regulatory proceeding. We anticipate this rule becoming final during the second half of the 2021 calendar year. California is currently considering regulatory requirements to expand the zero emissions truck market, including the mandated sale of certain vehicles. It issued and approved a proposal that will require between 5 and 9 percent of the heavy duty vehicle fleet sold into California to be comprised of zero emission vehicles in 2024 with the percentage increasing thereafter. This rule became final on March 15, 2021. We continue to monitor the ruling for future developments.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2020. During the six months ended April 30, 2021, there were no significant changes in our application of our critical accounting policies.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2020. During the six months ended April 30, 2021, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information
Item 1.     Legal Proceedings
The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1.
Item 1A.    Risk Factors
During the six months ended April 30, 2021, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended October 31, 2020, except as disclosed below:
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, including the previously disclosed cybersecurity threat and cybersecurity incident which we became aware of on May 20, 2021 and May 31, 2021, respectively. Certain cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; delay our ability to deliver products to customers; and/or jeopardize the security of our facilities. Certain cybersecurity incidents could be caused by malicious outsiders or insiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. With some of our employees working from home during the COVID-19 pandemic, there may be increased opportunities for unauthorized access and cyber-attacks. Security breaches could also result in a violation of U.S. and international privacy and other laws and subject the Company to various litigations and proceedings. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
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

10.1
Amendment No. 14 to the Note Purchase Agreement, dated as of April 15, 2021, among Navistar Financial Securities Corporation, as the seller, Navistar Financial Corporation, as the servicer, New York Life Insurance Company, as a managing agent and a committed purchaser, New York Life Insurance and Annuity Corporation, as a managing agent and a committed purchaser, and Bank of America, National Association, as administrative agent, as a managing agent and as a committed purchaser. Filed as Exhibit 10.1 to Current Report on Form 8-K dated April 15, 2021 and filed April 19, 2021.

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
N/A
(101.INS)	Inline XBRL Instance Document	N/A
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document	N/A
(104)	Cover Page Interactive Data File (embedded within Inline XBRL documents and Included in Exhibit 101)

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)
/s/ SAMARA A. STRYCKER
Samara A. Strycker
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
June 8, 2021